Form 10-K
period 2015-03-31
MCKESSON CORP
filed 2015-05-12
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2014, was approximately $45.0 billion.
Number of shares of common stock outstanding on April 30, 2015: 231,553,531
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.	Business.
General
McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns), currently ranked 15th on the Fortune 500, delivers pharmaceuticals, medical supplies and healthcare information technology that make healthcare safer while reducing costs.
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
Business Segments
We operate in two segments. The McKesson Distribution Solutions segment distributes ethical and proprietary drugs and equipment and health and beauty care products throughout North America and internationally. This segment includes our International pharmaceutical distribution and services business which reflects the results of operations of Celesio AG (“Celesio”), which we acquired in February 2014. Celesio supplies pharmaceuticals and other healthcare-related products through its pharmaceutical wholesale business and retail pharmacies.
The Distribution Solutions segment provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, and practice management, technology, clinical support and business solutions to oncology and other specialty practices operating in the community setting. It also provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers through a network of distribution centers within the U.S. In addition, this segment sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services.
The Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain and strategic management software solutions, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations.
Net revenues for our segments for the last three years were as follows:

	Years Ended March 31,
(Dollars in billions)	2015		2014		2013
Distribution Solutions	$176.0	98%	$134.1	98%	$119.0	97%
Technology Solutions	3.1	2	3.3	2	3.2	3
Total	$179.1	100%	$137.4	100%	$122.2	100%

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
The major customer groups of our U.S. Pharmaceutical Distribution business can be categorized as retail national accounts, institutional healthcare providers and independent retail pharmacies.
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

McKESSON CORPORATION

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
Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:

•
Health Mart® — Health Mart® is a national network of more than 3,500 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees support for managed care contracting, branding and local marketing solutions, the Health Mart private label line of products, merchandising solutions and programs for enhanced patient support.

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

McKESSON CORPORATION

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
McKesson Canada: McKesson Canada is one of the largest pharmaceutical distributors in Canada. McKesson Canada, through its network of 16 distribution centers, provides logistics and distribution for more than 900 manufacturers — delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada provides automation solutions to its retail and hospital customers, dispensing millions of doses each year. McKesson Canada also provides health information exchange solutions that streamline clinical and administrative communication and retail banner services that help independent pharmacists compete and grow through innovative services and operation support. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for patients.
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

McKESSON CORPORATION

International pharmaceutical distribution and services
Our international pharmaceutical distribution and services business provides logistics and services to the pharmaceutical and healthcare sectors primarily in Europe. The pharmaceutical wholesale business supplies pharmaceuticals and other healthcare-related products generally to retail pharmacies and institutional customers. Its wholesale network consisting of approximately 130 branches delivers to over 65,000 pharmacies daily in ten European countries. This business functions as a vital link between manufacturers and pharmacies in supplying pharmaceuticals to patients, and generally procures the pharmaceuticals approved in each country as well as other products sold in pharmacies directly from the manufacturers.  Pharmaceutical and other healthcare-related products are stored at regional wholesale branches with the support of its efficient warehousing management system.  With a refined distribution system, this business strives to ensure rapid and reliable delivery directly to its pharmacy customers. The retail pharmacy business serves patients and consumers in six European countries directly through over 2,100 of its own pharmacies and almost 4,300 participant pharmacies operating under brand partnership arrangements.  The retail business provides traditional prescription pharmaceuticals, non-prescription products and medical services and operates under the Lloyds Pharmacy brand in the United Kingdom, which accounted for approximately 68% of the total volume of the retail pharmacy business for the year ended March 31, 2015. In 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business, which we acquired through our February 2014 acquisition of Celesio. Refer to Financial Note 4, “Discontinued Operations” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
Technology Solutions consists of the following businesses: McKesson Health Solutions, Connected Care and Analytics, Imaging and Workflow Solutions, Business Performance Services and Enterprise Information Solutions. The workforce business within our International Technology business will transition to another service provider during the first quarter of 2016.
McKesson Health Solutions: This suite of services and software products is designed to manage the cost and quality of care for payers, providers, hospitals and government organizations. Solution sets include:

•	InterQual® Criteria for clinical decision support and utilization management;

•	Clear CoverageTM for point-of-care utilization management, coverage determination and network compliance;

•	Claims payment solutions to facilitate accurate and efficient medical claim payments;

McKESSON CORPORATION

•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;

•	Network management tools to enable health plans to transform the performance of their networks; and

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

McKESSON CORPORATION

Business Combinations, Equity Investments and Discontinued Operations
We have undertaken additional strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2, 4 and 6, “Business Combinations,” “Discontinued Operations” and “Equity Investments,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
Other Information about the Business
Customers: During 2015, sales to our ten largest customers accounted for approximately 44% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation (“CVS”), accounted for approximately 15% of our total consolidated revenues. At March 31, 2015, trade accounts receivable from our ten largest customers were approximately 36% of total trade accounts receivable. Accounts receivable from CVS were approximately 14% of total trade accounts receivable. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.

McKESSON CORPORATION

Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 7% of our purchases in 2015. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers, as a whole, are good. The ten largest suppliers in 2015 accounted for approximately 45% of our purchases.
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
Research and Development: Research and development costs were $392 million, $457 million and $433 million during 2015, 2014 and 2013. These costs do not include $34 million, $40 million and $49 million of costs capitalized for software held for sale during 2015, 2014 and 2013. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe that a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 23, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2015 and is not expected to be material in the next year.
Employees: On March 31, 2015, we employed approximately 70,400 full-time equivalent employees.
Financial Information About Foreign and Domestic Operations: Information as to foreign and domestic operations is included in Financial Notes 1 and 26, “Significant Accounting Policies” and “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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
The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material. The reader should not consider this list to be a complete statement of all risks and uncertainties.
Changes in the United States healthcare industry and regulatory environment could have a material adverse impact on our results of operations.
Many of our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry in the United States has changed significantly in an effort to reduce costs. These changes have included cuts in Medicare and Medicaid reimbursement levels, increases in the use of managed care, consolidation of pharmaceutical and medical-surgical supply distributors and the development of large, sophisticated purchasing groups. We expect the healthcare industry in the United States to continue to change and for healthcare delivery models to evolve in the future.
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
The majority of our U.S. pharmaceutical distribution business agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations. In addition, branded pharmaceutical price inflation can be the partial economic basis of some of our distribution business agreements with pharmaceutical manufacturers. If the frequency or rate of branded price increases slows, it could have a material adverse impact on our results of operations.

McKESSON CORPORATION

In addition, we distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. In recent years, our financial results have improved from our generic drug offerings combined with an increase in the number of generic drugs available in the marketplace. In fiscal year 2016, we anticipate the number of branded to generics conversions to increase as compared to the prior year. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the rate of increase in the number of generic drugs, could have a material adverse impact on our results of operations.
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
The healthcare industry is highly regulated and further regulation of our distribution businesses and technology-related products and services could impose increased costs, negatively impact our profit margins, and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations.
Healthcare Fraud: We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, waste and abuse. Local, state and federal governments continue to strengthen their position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse, which among other things: (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs; (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal healthcare program such as Medicare and Medicaid. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. The regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could become liable for damages and suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
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

McKESSON CORPORATION

The federal government may adopt measures that could reduce Medicare and/or Medicaid spending, or impose additional requirements on healthcare entities. For example, under the terms of the Budget Control Act of 2011, an automatic 2% reduction of Medicare program payments for all healthcare providers became generally effective for services provided on or after April 1, 2013. This automatic reduction is known as “sequestration.” Medicare generally reimburses physicians for Part B drugs at the rate of average sales price (“ASP”) plus 6%. The implementation of sequestration pursuant to the Budget Control Act of 2011 has effectively reduced reimbursement below the ASP plus 6% level for the duration of sequestration (which lasts through fiscal 2024 in the absence of additional legislation). As another example, the Medicare Access and CHIP Reauthorization Act (“MACRA”), signed into law in April 2015, seeks to reform Medicare reimbursement policy for physician fee schedule services and adopts a series of policy changes affecting a wide range of providers and suppliers. Most notably, MACRA repeals the statutory Sustainable Growth Rate formula, which has called for cuts in Medicare rates in recent years, but which Congress routinely stepped in to override the full application of the formula. Instead, after a period of stable payment updates, MACRA links physician payment updates to quality and value measurements and participation in alternative payment models. MACRA also extends certain expiring Medicare and other health policy provisions, including extending the Children’s Health Insurance Program. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or affect any such initiatives or reductions will have on us.
There can be no assurance that the preceding changes would not have a material adverse impact on our results of operations.
Operating, Security and Licensure Standards: We are subject to the operating and security standards of the Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (“HHS”), the CMS and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of the DEA, FDA, HHS, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. For example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances.
As part of these operating, security and licensure standards, we regularly receive requests for information and occasionally subpoenas from government authorities. In some instances, these can lead to monetary penalties and/or license revocation. In March 2015, we reached an agreement in principle with the DEA and Department of Justice pursuant to which we agreed to pay the sum of $150 million to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances.
Although we have enhanced our procedures to ensure compliance, there can be no assurance that a regulatory agency or tribunal would conclude that our operations are compliant with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could lead to litigation and have a material adverse impact on our results of operations.
Pedigree Tracking: There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system, otherwise known as pedigree tracking. In November 2013, Congress passed and the President signed into law the Drug Quality and Security Act (“DQSA”). The DQSA establishes federal standards requiring supply-chain stakeholders to participate in an electronic, interoperable, lot-level prescription drug track and trace system. The law also preempts state drug pedigree requirements.
In addition, the Food and Drug Administration Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (“SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have a material adverse impact on our results of operations.

McKESSON CORPORATION

Privacy: State, federal and foreign laws regulate the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified privacy and security measures. Regulations currently in place, including regulations governing electronic health data transmissions, continue to evolve and are often unclear and difficult to apply. Although we modified our policies, procedures and systems to comply with the current requirements of applicable state, federal and foreign laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act portion of the American Recovery and Reinvestment Act of 2009, new laws and regulations in this area could further restrict our or our customers’ ability to obtain, use or disseminate personal or patient information, or could require us to incur significant additional costs to re-design our products or systems in a timely manner, either of which could have a material adverse impact on our results of operations. In addition, the HITECH Act expanded HIPAA privacy and security requirements and increased financial penalties for violations. It also extended certain provisions of the federal privacy and security standards to us in our capacity as a business associate of our payer and provider customer. These standards may be interpreted by a regulatory authority in a manner that could require us to make a material change to our operations. Furthermore, our failure to maintain the confidentiality of personal information in accordance with applicable regulatory requirements could expose us to breach of contract claims, tort damages, fines and penalties, costs for remediation and harm to our reputation.
Healthcare Reform:    The Affordable Care Act significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates. We do not currently anticipate that the Affordable Care Act or any resulting federal and state healthcare reforms will have a material impact on our financial position and results of operations. However, given the scope of the changes made and under consideration, as well as the uncertainties associated with implementation of healthcare reforms, we cannot predict their full effect on the Company at this time.
Interoperability and Meaningful Use Requirement: There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. In 2013, in order to address this demand for interoperability we and a number of other healthcare IT companies co-founded the CommonWell Health Alliance with the aim of developing a standard for data sharing among doctors, hospitals, clinics and pharmacies. Certain federal and state agencies also are developing standards that could become mandatory for software and systems purchased by these agencies, or used by our customers. With respect to legislation addressing interoperability, MACRA promotes and defines interoperability, requires metrics to measure interoperability, and requires vendors and providers to attest that they are not blocking data. Regarding meaningful use requirements, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government.
Although several of our healthcare information technology products have received certification, rules regarding meaningful use may be changed or supplemented in the future. As a result of interoperability and meaningful requirements, we may incur increased development costs and delays in receiving certification for our products, and changing or supplementing rules also may lengthen our sales and implementation cycle. We also may incur costs in periods prior to the corresponding recognition of revenue. To the extent these requirements subsequently are changed or supplemented, or we are delayed in receiving certification for our products, customers may postpone or cancel their decisions to purchase or implement these products.
FDA Regulation of Medical Software:  The FDA has increasingly focused on the regulation of medical software and health information technology products as medical devices under the federal Food, Drug and Cosmetic Act. For example, in 2011 the FDA issued a rule on medical device data systems that regulates certain software systems that electronically store, transfer or display data originating from medical devices as Class 1 medical devices (i.e., those devices deemed by the FDA to be low risk and subject to the least regulatory controls) themselves. However, in February 2015, the FDA issued guidance to inform manufacturers and distributors of medical device data systems that it did not intend to enforce compliance with regulatory controls that apply to medical device data systems, medical image storage devices, and medical image communication devices. If the FDA chooses to regulate more of our products as medical devices, or subsequently changes or reverses its guidance regarding not enforcing regulatory controls for certain medical device products, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any additional FDA regulations governing health information technology products, once issued, may increase the cost and time to market of new or existing products or may prevent us from marketing our products.

McKESSON CORPORATION

Standards for Submission of Healthcare Claims: HHS previously adopted two rules that impact healthcare claims submitted for reimbursement. The first rule modifies the standards for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. The second rule updated and expanded the standard medical code sets for diagnosis and procedure coding from International Classification of Diseases, Ninth Revision (“ICD-9”) to International Classification of Diseases, Tenth Revision (“ICD-10”). As a consequence of the passage of the Protecting Access to Medicare Act of 2014, the compliance date for ICD-10 conversion has been postponed from October 1, 2014 to October 1, 2015. Updating systems to Version 5010 for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) is required for use of the ICD-10 code set. Generally, claims submitted not using Version 5010 and ICD-10 when required will not be processed, and health plans not accepting transactions using Version 5010 and ICD-10 may experience significant increases in customer service inquiries. We may incur increased development costs and delays in delivering solutions and upgrading our software and systems to be in compliance with these new rules. In addition, these rules may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. Delays in providing software and systems that are in compliance with the new rules may result in postponement or cancellation of our customers’ decisions to purchase our software and systems.
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
Our foreign operations subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial position and results of operations.
We have operations based in, and we source and contract manufacture pharmaceutical and medical-surgical products in, a number of foreign countries. The Company’s acquisition of Celesio significantly increases the importance of our foreign operations to our future operations and growth.
Our foreign operations expose us to a number of risks including changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment; changes in licensing regimes for pharmacies; unexpected regulatory, social, political, or economic changes in a specific country or region; changes in intellectual property, privacy and data protection; import/export regulations and trade sanctions in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes, labor strikes, acts of war or terrorism and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. We may also be affected by potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad.
Foreign operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar regulations in foreign jurisdictions. The U.K. Bribery Act, for example, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse impact on our financial position and results of operations.
We also may experience difficulties and delays inherent in sourcing products and contract manufacturing from foreign countries, including but not limited to: (1) difficulties in complying with the requirements of applicable federal, state and local governmental authorities in the United States and of foreign regulatory authorities; (2) inability to increase production capacity commensurate with demand or the failure to predict market demand; (3) other manufacturing or distribution problems including changes in types of products produced, limits to manufacturing capacity due to regulatory requirements, physical limitations, or scarce or inadequate resources that could impact continuous supply; and (4) damage to our reputation due to real or perceived quality issues. For example, the FDA has conducted investigations and banned certain generics manufacturers from selling certain raw materials and drug ingredients in the U.S. from overseas plants due to quality issues. Difficulties in manufacturing or access to raw materials could result in production shutdowns, product shortages and other similar delays in product manufacturing that could have a material adverse impact on our financial position and results of operations.

McKESSON CORPORATION

Changes in the Canadian healthcare industry and regulatory environment could have a material adverse impact on our results of operations.
Provincial governments in Canada provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs. Similar to the United States, provincial governments in Canada have introduced significant changes in recent years in an effort to reduce the costs of publicly funded health programs. For example, in 2006, the Government of Ontario considerably revised the drug reimbursement system with the passage of the Transparent Drug System for Patients Act. In recent years, to reduce the cost for taxpayers, provincial governments have taken further steps to reform the rules regarding the sale of generic drugs. These changes include the significant lowering of prices for generic pharmaceuticals and, in some provinces, the elimination or reduction of professional allowances paid to pharmacists by generic manufacturers. These reforms may adversely affect the distribution of drugs as well as the pricing for prescription drugs for the Company’s operations in Canada. Other provinces have implemented or are considering similar changes, which would also lower pharmaceutical pricing and service fees. Individually or in combination, such changes in the Canadian healthcare environment may significantly reduce our Canadian revenue and operating profit.
General European economic conditions, together with austerity measures being taken by certain European governments, could have a material adverse impact on our results of operations.
The Company’s acquisition of Celesio increased our assets and operations within Europe and, accordingly, our exposure to economic conditions in Europe. A slowdown within the European economy could affect our business in Europe by reducing the prices our customers may be able or willing to pay for our products and services. A slowdown may also reduce the demand for our products, either of which could result in a material adverse impact on our results of operations.
In addition, in many European countries the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. In recent years, in response to the recessionary environment and financial crisis in Europe, a number of European governments have announced or implemented austerity measures to reduce healthcare spending and constrain overall government expenditures. For example, in 2011, the French government introduced a new wholesale mark-up system that constrained distribution margins on pharmaceuticals. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceuticals and may cause our customers to purchase fewer of our products and services and reduce the prices they are willing to pay.
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
In Europe, we are subject to the European Union (“EU”) data protection regulations, including the EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The EU regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition to this EU-wide legislation, certain member states have adopted more stringent data protection standards. The Company has addressed these requirements by certification to the U.S.-EU Safe Harbor Frameworks. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

McKESSON CORPORATION

Our results of operations, which are stated in U.S. dollars, could be adversely impacted by foreign currency fluctuations.
As all of Celesio’s revenues are generated outside of the United States, the Company’s acquisition of Celesio significantly increases our exposure to foreign currency fluctuation risks. These risks include uncertainty regarding the Brazilian real, the British pound sterling, the Canadian dollar, the Euro, and the Norwegian krone that could adversely impact our results of operations and capital ratios based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar. Fluctuating exchange rates cause the value of items on both the assets and liabilities side of the balance sheet to change, which could also negatively impact our results of operations. Our financial results and capital ratios will therefore be sensitive to movements in foreign exchange rates. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a material adverse impact on our results of operations.
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
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio. Upon the acquisition, our ownership of Celesio’s fully diluted shares was 75.6%. Celesio is an international wholesale and retail company and provider of logistics and services to the pharmaceutical and healthcare sectors. On December 2, 2014, we obtained the ability to pursue the integration of the two companies upon the effectiveness of the domination and profit and loss transfer agreement (the “Domination Agreement”).
Achieving the anticipated benefits of our acquisition of Celesio is subject to a number of risks and uncertainties, including foreign exchange fluctuations, challenges of managing new international operations, and whether we can ensure continued performance or market growth of Celesio’s product and services. The integration process is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of the transaction will be realized or, if realized, the timing of its realization. It is possible that the integration process could take longer than anticipated, and could result in the loss of employees, the disruption of each company’s ongoing businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Celesio acquisition and which could have a material adverse impact on our financial position, results of operations, liquidity and cash flows.
Any significant diversion of management’s attention away from the ongoing businesses, and any difficulties encountered in the acquisition, transition and integration process, could adversely affect our financial results. Moreover, the failure to achieve the anticipated benefits of the Celesio acquisition could result in increased costs or decreases in the amount of expected revenues, and could adversely affect our future business, financial position and operating results. Events outside of our control, including the market price of Celesio shares that we did not acquire in the acquisition, changes in regulations and laws, as well as economic trends, could also adversely affect our ability to realize the expected benefits from our acquisition of Celesio.

McKESSON CORPORATION

Our business and results of operations could be impacted if we fail to manage and complete divestitures.
We regularly evaluate our portfolio in order to determine whether an asset or business may no longer help us meet our objectives. For example, during the fourth quarter of 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business and a small business from our Distribution Solutions segment, as well as a small business from our Technology Solutions segment. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also experience greater dissynergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could have a material adverse impact on our results of operations.
We are subject to legal and regulatory proceedings that could have a material adverse impact on our financial position and results of operations.
From time-to-time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal and regulatory proceedings involving false claims, healthcare fraud and abuse, antitrust, commercial, employment, environmental, intellectual property, licensing, tort and other various claims. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary payments. In some cases, substantial non-economic remedies or punitive damages may be sought. For some complaints filed against the Company, we are currently unable to estimate the amount of possible losses that might be incurred should these legal proceedings be resolved against the Company.
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
In recent years, pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and therefore we may be less able to negotiate price terms with suppliers. Many healthcare organizations that purchase our products and services have also consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the number of market participants and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, which in turn may erode the diversity of our customer and revenue base.
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

McKESSON CORPORATION

A material reduction in purchases or the loss of a large customer or group purchasing organization, as well as substantial defaults in payment by a large customer or group purchasing organization, could have a material adverse impact on our financial position and results of operations.
In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2015, sales to our ten largest customers accounted for approximately 44% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation (“CVS”), accounted for approximately 15% of our total consolidated revenues. At March 31, 2015, trade accounts receivable from our ten largest customers were approximately 36% of total trade accounts receivable. Accounts receivable from CVS were approximately 14% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, change in our customer mix, reduction in purchases, or the loss of a large customer or GPO could have a material adverse impact on our financial position and results of operations.
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
Contracts with foreign and domestic government entities and their agencies pose additional risks relating to future funding and compliance.
Contracts with foreign and domestic government entities and their agencies are subject to various uncertainties, restrictions and regulations, including oversight audits by various government authorities. Government contracts also are exposed to uncertainties associated with funding. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, our government clients may terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. The loss of such contracts could have a material adverse impact on our results of operations.
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
If we violate these rules or regulations, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed by a government including disallowance of costs claimed, monetary damages and criminal and civil penalties. In addition, any or all of our government contracts could be terminated or we could be suspended or debarred from all government contract work. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.

McKESSON CORPORATION

Our future results could be materially affected by a number of public health issues whether occurring in the United States or abroad.
Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have a broader adverse impact on consumer spending and confidence levels that would negatively affect our suppliers and customers. We have developed contingency plans to address infectious disease scenarios and the potential impact on our operations, and we will continue to update these plans as necessary. However, there can be no assurance that these plans will be effective in eliminating the negative impact of any such diseases on the Company’s operating results. We may be required to suspend operations in some or all of our locations, which could have a material adverse impact on our financial position and results of operations.
We are dependent upon sophisticated information systems. The malfunction, failure or breach of these systems to perform as designed could have a material adverse impact on our results of operations.
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including protected health information, financial information and other sensitive information relating to our customers, company and workforce. We also rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: (1) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; (2) receive, process and ship orders and handle other product and services on a timely basis; (3) manage the accurate billing and collections for thousands of customers; and (4) process payments to suppliers. In Europe, Celesio outsources a significant part of its IT infrastructure to an external service provider. If these systems are interrupted, damaged or breached by an unforeseen event or actions of a third party, including a cyber attack, or fail for any extended period of time, it could have a material adverse impact on our results of operations.
If we sustain cyber attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.
We routinely process, store and transmit large amounts of data in our operations, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the U.S. due to our information technology systems and international business operations. We may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data we store on those systems may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; misplaced or lost data; human errors; or other similar events that could negatively affect our systems and our and our customer’s data.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us or our customers or other third parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.
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
The software and technology services that we sell or operate are complex. As with complex systems offered by others, our software and technology services may contain errors, especially when first introduced. For example, our Technology Solutions segment’s systems are intended to provide information to healthcare professionals in the course of delivering patient care. Therefore, users of our software and technology services have a greater sensitivity to errors than the general market for software products. If our software and technology services lead to faulty clinical decisions or injury to patients, we could be subject to claims or litigation by our clients, clinicians or patients. In addition, such failures could damage our reputation and could negatively affect future sales.
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
We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (1) power loss and telecommunications failures; (2) fire, flood, hurricane and other natural disasters; (3) software and hardware errors, failures or crashes; and (4) cyber attacks, computer viruses, hacking and other similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change controls, information security procedures, and continued development and enhancement of our cyber security, but our precautions may not protect against all risks. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. If customers’ access is interrupted from failure or breach of our operational or information security systems, or those of our contractors or third party service providers, we could suffer reputational harm or be exposed to liabilities arising from the unauthorized and improper use or disclosure of confidential or proprietary information. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.
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
We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time-to-time, legislation may be enacted that could adversely affect our tax positions. There can be no assurance that our effective tax rate and the resulting cash flow will not be adversely affected by these changes in legislation. For example, if legislation is passed to repeal the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, it would adversely impact our cash flow. Additionally, if legislation is passed to change the current U.S. taxation treatment of income from foreign operations, or if legislation is passed at the state level to establish or increase taxation on the basis of our gross revenues, it may adversely impact our tax expense. The tax laws and regulations of the various countries where we have major operations are extremely complex and subject to varying interpretations. For example, we operate in various countries which collect value added taxes (“VAT”). The determination of the manner in which a VAT applies to our foreign operations is subject to varying interpretations arising from the complex nature of the tax laws and regulations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Even if we are successful in maintaining our positions, we may incur significant expense in defending challenges to our tax positions by tax authorities that could have a material impact on our financial position and results of operations.
Volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit, our cost of credit and the financial soundness of our customers and suppliers.
Volatility and disruption in the global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by other financial institutions, decreased liquidity and increased costs in the commercial paper market and the reduced market for securitizations, may adversely affect the availability and cost of credit already arranged and the availability, terms and cost of credit in the future, including any arrangements to renew or replace our current credit or financing arrangements. Although we believe that our operating cash flow, financial assets, current access to capital and credit markets, including our existing credit and sales facilities, will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.
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

McKESSON CORPORATION

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”) or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Within our financial statements, we consolidate the results of Celesio, which are subject to the application of International Financial Reporting Standards or IFRS. From time-to-time we or Celesio are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB, IASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse impact on our financial position and results of operations.
We could face significant liability if we withdraw from participation in one or more multiemployer pension plans in which we participate or one or more multiemployer plans in which we participate is reported to have underfunded liabilities.
We participate in various multiemployer pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make additional cash contributions to the plans in installments. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. The multiemployer plans could have significant unfunded vested liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Because of the nature of our principal businesses, our plant, warehousing, retail pharmacies, office and other facilities are operated in widely dispersed locations, primarily throughout North America and Europe. The warehouses and retail pharmacies are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 21, “Lease Obligations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
Certain legal proceedings in which we are involved are discussed in Financial Note 23, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	56	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company — 19 years.

James A. Beer	54
Executive Vice President and Chief Financial Officer since October 2013; Executive Vice President and Chief Financial Officer, Symantec Corporation from 2006 to October 2013; Senior Vice President and Chief Financial Officer, AMR Corporation and its principal subsidiary, American Airlines, Inc., from 2004 to 2006, Service with the Company — 1 year, 7 months.

Patrick J. Blake	51
Executive Vice President and Group President since June 2009; President of McKesson Specialty Care Solutions (now McKesson Specialty Health) from April 2006 to June 2009. Service with the Company — 19 years.

Jorge L. Figueredo	54	Executive Vice President, Human Resources since May 2008; Service with the Company — 7 years.

Paul C. Julian	59	Executive Vice President and Group President since April 2004. Service with the Company — 19 years.

Bansi Nagji	50
Executive Vice President, Corporate Strategy and Business Development since February 2015; Principal, Deloitte Consulting, LLP and Global Leader, Monitor Deloitte (which was formed by the global merger of Monitor Group with Deloitte) from January 2013 to February 2015; President, Monitor Group from July 2012 to January 2013; Partner, Monitor Group from 2001 to January 2013. Service with the Company — 3 months.

Lori A. Schechter	53
Executive Vice President, General Counsel and Chief Compliance Officer since June 2014; Associate General Counsel from January 2012 to June 2014; Litigation Partner, Morrison & Foerster LLP from January 1995 to December 2011. Service with the Company — 3 years.

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
The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2015		2014
	High	Low	High	Low
First quarter	$192.03	$162.90	$119.32	$102.68
Second quarter	$200.00	$185.66	$133.33	$113.26
Third quarter	$214.37	$178.28	$166.57	$128.84
Fourth quarter	$232.69	$205.72	$188.02	$159.45

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2015 was approximately 6,488.

(c)
Dividends: In July 2013, the Company’s quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared after such date, until further action by the Company’s Board of Directors (the “Board”).  The Company declared regular cash dividends of $0.96 and $0.92 per share in the years ended March 31, 2015 and 2014.

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

In 2015, we repurchased 1.5 million shares for $340 million at an average price of $226.55 per share. In 2014, we made no share repurchases. In 2013, we repurchased 13 million shares for $1,159 million at an average price of $100.82 per share.
The following table provides information on the Company’s share repurchases during the fourth quarter of 2015:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2015 - January 31, 2015	—	$—	—	$340
February 1, 2015 - February 28, 2015	1.5	226.55	1.5	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	1.5		1.5	$—

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax-withholding obligations in connection with employee equity awards.

In May 2015, the Board authorized the repurchase of up to $500 million of the Company’s common stock.

McKESSON CORPORATION

(f)
Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on the Company’s common stock for the periods indicated with the Standard & Poor’s 500 Index, Value Line Healthcare Sector Index and the S&P 500 Health Care Index. The S&P 500 Health Care Index will replace the Value Line Healthcare Sector Index in the stock price performance graph below beginning in 2016. The S&P 500 Health Care Index was selected as a comparator because it is generally available to investors and broadly used by other companies in our same industry.

	March 31,
	2010	2011	2012	2013	2014	2015
McKesson Corporation	$100.00	$121.58	$136.33	$169.13	$278.43	$358.37
S&P 500 Index	$100.00	$115.65	$125.53	$143.05	$174.32	$196.51
S&P 500 Health Care Index	$100.00	$105.14	$122.34	$153.13	$197.88	$249.65
Value Line Healthcare Sector Index	$100.00	$107.07	$122.07	$152.91	$196.59	$243.18
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2010 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2015	2014	2013	2012	2011
Operating Results
Revenues	$179,045	$137,392	$122,196	$122,453	$111,804
Percent change	30.3%	12.4%	(0.2)%	9.5%	3.1%
Gross profit	$11,411	$8,352	$6,881	$6,435	$5,828
Income from continuing operations before income taxes	2,657	2,171	1,950	1,915	1,600
Income (loss) after income taxes
Continuing operations	1,842	1,414	1,363	1,394	1,097
Discontinued operations	(299)	(156)	(25)	9	105
Net income	1,543	1,258	1,338	1,403	1,202
Net loss (income) attributable to noncontrolling interests (1)	(67)	5	—	—	—
Net income attributable to McKesson Corporation	1,476	1,263	1,338	1,403	1,202

Financial Position
Working capital	$3,173	$3,221	$1,813	$1,917	$3,631
Days sales outstanding for: (2)
Customer receivables	26	29	26	24	25
Inventories	31	33	33	31	31
Drafts and accounts payable	54	54	51	49	47
Total assets	$53,870	$51,759	$34,786	$33,093	$30,886
Total debt, including capital lease obligations	9,844	10,594	4,873	3,980	4,004
Total McKesson stockholders’ equity (3)	8,001	8,522	7,070	6,831	7,220
Property acquisitions	376	278	241	221	233
Acquisitions, net of cash and cash equivalents acquired	170	4,634	1,873	1,051	292

Common Share Information
Common shares outstanding at year-end	232	231	227	235	252
Shares on which earnings per common share were based
Diluted	235	233	239	251	263
Basic	232	229	235	246	258
Diluted earnings (loss) per common share attributable to McKesson Corporation (4)
Continuing operations	$7.54	$6.08	$5.69	$5.56	$4.17
Discontinued operations	(1.27)	(0.67)	(0.10)	0.04	0.40
Total	6.27	5.41	5.59	5.60	4.57
Cash dividends declared	226	214	192	202	188
Cash dividends declared per common share	0.96	0.92	0.80	0.80	0.72
Book value per common share (4) (5)	34.49	36.89	31.15	29.07	28.65
Market value per common share - year-end	226.20	176.57	107.96	87.77	79.05

Supplemental Data
Capital employed (6)	$17,845	$19,116	$11,943	$10,811	$11,224
Debt to capital ratio (7)	55.2%	55.4%	40.8%	36.8%	35.7%
Net debt to net capital employed (8)	36.0%	42.9%	25.5%	10.8%	5.1%
Average McKesson stockholders’ equity (9)	$8,703	$7,803	$7,294	$7,108	$7,105
Return on McKesson stockholders’ equity (10)	17.0%	16.2%	18.3%	19.7%	16.9%
Footnotes to Five-Year Highlights:

(1)
Primarily reflects guaranteed dividends and annual recurring compensation that McKesson became obligated to pay to the noncontrolling shareholders of Celesio AG upon the effectiveness of the Domination Agreement in December 2014.

(2)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(3)	Excludes noncontrolling and redeemable noncontrolling interests.

(4)	Certain computations may reflect rounding adjustments.

(5)	Represents McKesson stockholders’ equity divided by year-end common shares outstanding.

(6)	Consists of the sum of total debt and McKesson stockholders’ equity.

(7)	Ratio is computed as total debt divided by capital employed.

(8)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and McKesson stockholders’ equity.

(9)	Represents a five-quarter average of McKesson stockholders’ equity.

(10)	Ratio is computed as net income attributable to McKesson Corporation divided by a five-quarter average of McKesson stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We conduct our business through two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. See Financial Note 26, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for a description of these segments.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

RESULTS OF OPERATIONS
Overview:

(Dollars in millions, except per share data)	Years Ended March 31,			Change
	2015	2014	2013	2015	2014

Revenues	$179,045	$137,392	$122,196	30%	12%

Gross Profit	$11,411	$8,352	$6,881	37%	21%

Operating Expenses	$8,443	$5,913	$4,534	43%	30%

Income from Continuing Operations Before Income Taxes	$2,657	$2,171	$1,950	22%	11%
Income Tax Expense	(815)	(757)	(587)	8	29
Income from Continuing Operations	1,842	1,414	1,363	30	4
Loss from Discontinued Operations, Net of Tax	(299)	(156)	(25)	92	524
Net Income	1,543	1,258	1,338	23	(6)
Net Loss (Income) Attributable to Noncontrolling Interests	(67)	5	—	—	—
Net Income Attributable to McKesson Corporation	$1,476	$1,263	$1,338	17%	(6)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$7.54	$6.08	$5.69	24%	7%
Discontinued Operations	(1.27)	(0.67)	(0.10)	90	570
Total	$6.27	$5.41	$5.59	16%	(3)%

Weighted Average Diluted Common Shares	235	233	239	1%	(3)%
Revenues increased over the last two years primarily due to our February 2014 acquisition of Celesio AG (“Celesio”) and February 2013 acquisition of PSS World Medical, Inc. (“PSSI”), as well as due to market growth and our mix of business. Market growth reflects growing drug utilization, which includes newly launched drugs and price increases. Increases in revenues were partially offset by price deflation associated with brand to generic drug conversions.
Gross profit and gross profit margin increased over the last two years primarily due to our business acquisitions, higher buy margin and our mix of business, partially offset by a decrease in sell margin. Additionally, gross profit was impacted by higher LIFO-related inventory charges which were $337 million, $311 million and $13 million in 2015, 2014 and 2013.
Operating expenses increased over the last two years primarily due to our business acquisitions, including increases in acquisition-related expenses and higher intangible asset amortization, and higher compensation and benefit costs. Operating expenses in 2015 also included a pre-tax and after-tax $150 million charge associated with the settlement of controlled substance distribution claims with the Drug Enforcement Administration (“DEA”), Department of Justice (“DOJ”) and various U.S. Attorney’s offices, and in 2014 and 2013 operating expenses included $68 million and $72 million of charges associated with our Average Wholesale Price (“AWP”) litigation. Additionally, operating expenses for 2013 were favorably impacted by an $81 million non-cash gain on a business combination related to our purchase of the remaining 50% ownership interest in our corporate headquarters building.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Income from continuing operations before income taxes increased over the last two years reflecting higher gross profit, partially offset by higher operating and interest expenses. Interest expense increased in 2015 primarily due to our acquisition of Celesio. Additionally, income from continuing operations in 2013 included a pre-tax non-cash impairment charge of $191 million associated with the sale of our 49% equity interest in Nadro, S.A. de C.V (“Nadro”). The impairment reduced the investment’s carrying value to its estimated fair value. Nadro was sold in 2014 with no material gain or loss on disposition.
Our reported income tax rates were 30.7%, 34.9% and 30.1% in 2015, 2014 and 2013. Income tax expense for 2014 included a charge of $122 million relating to our litigation with the Canadian Revenue Agency (“CRA”).
During the fourth quarter of 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business which we acquired through our acquisition of Celesio. Financial results for this business have been reclassified as discontinued operations for all periods presented in our consolidated financial statements. As a result, loss from discontinued operations, net of tax, for 2015 includes $241 million pre-tax ($235 million after-tax) non-cash impairment charges to write-off the business’ long-lived assets and reduce the carrying value of this business to its fair value, less costs to sell.
Loss from discontinued operations, net of tax, for 2014 included a non-cash pre-tax and after-tax impairment charge of $80 million related to our International Technology business, which was sold in part in 2015.
Net loss attributable to noncontrolling interests for 2015 primarily reflects the $62 million of guaranteed dividends and recurring compensation that McKesson is obligated to pay the noncontrolling shareholders of Celesio under the domination and profit and loss transfer agreement (the “Domination Agreement”), which became effective in December 2014 as further described below.
Net income attributable to McKesson Corporation was $1,476 million, $1,263 million and $1,338 million in 2015, 2014 and 2013. Diluted earnings per common share attributable to McKesson Corporation from continuing operations were $7.54, $6.08 and $5.69 and diluted loss per common share attributable to McKesson Corporation from discontinued operations were $1.27, $0.67 and $0.10 in 2015, 2014 and 2013.
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the Acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. We owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares at March 31, 2014. Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of Acquisition.
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary, McKesson Deutschland GmbH & Co. KGaA (“McKesson Deutschland,” formerly known as Dragonfly GmbH & Co. KGaA), entered into the Domination Agreement. On July 15, 2014, the Domination Agreement was approved at the general shareholders’ meeting of Celesio. On December 2, 2014, the Domination Agreement became effective upon its registration in the commercial register of Celesio at the local court of Stuttgart, Germany. Upon the effectiveness of the Domination Agreement, the noncontrolling shareholders of Celesio no longer participate in their percentage ownership of Celesio’s profits and losses. Instead, McKesson became obligated to pay a one-time $50 million dividend (“Guaranteed Dividend”) for their fiscal year ended December 31, 2014, and an annual recurring compensation amount of €0.83 per Celesio share (effective January 1, 2015) to the noncontrolling shareholders of Celesio. The recurring compensation amount is recognized ratably during the applicable annual period. For fiscal 2016, the estimated annual recurring compensation is $44 million based on the Euro to U.S. dollar exchange rate and shares owned by the noncontrolling interests at April 1, 2015.
In addition, upon effectiveness of the Domination Agreement, the noncontrolling interests in Celesio became redeemable as a result of a put right. Accordingly, the carrying value of noncontrolling interests related to Celesio of $1.5 billion was reclassified in the third quarter of 2015 from “Total Equity” to “Redeemable Noncontrolling Interests” on our consolidated balance sheet. The balance of redeemable noncontrolling interests will be reported at the greater of its carrying value or its maximum redemption value at each reporting date. At March 31, 2015, the carrying value of redeemable noncontrolling interests amounted to $1.4 billion, which exceeded the maximum redemption value of $1.2 billion.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2015	2014	2013	2015	2014
Distribution Solutions
North America pharmaceutical distribution & services	$143,711	$123,929	$115,443	16%	7%
International pharmaceutical distribution & services	26,358	4,485	—	488	—
Medical-Surgical distribution & services	5,907	5,648	3,603	5	57
Total Distribution Solutions	175,976	134,062	119,046	31	13

Technology Solutions - products and services	3,069	3,330	3,150	(8)	6
Total Revenues	$179,045	$137,392	$122,196	30%	12%
Revenues for 2015 increased 30% to $179.0 billion from 2014 and revenues for 2014 increased 12% to $137.4 billion from 2013. Increases in our revenues were primarily driven by our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.
Distribution Solutions
North America pharmaceutical distribution and services revenues increased over the last two years primarily due to market growth and our mix of business. Market growth reflects growing drug utilization, which includes newly launched drugs and price increases. In particular, our 2015 revenues benefited from newly launched drugs for the treatment of Hepatitis C. These increases were partially offset by price deflation associated with brand to generic drug conversions.
International pharmaceutical distribution and services revenues were $26.4 billion and $4.5 billion in 2015 and 2014, representing revenues from Celesio, which was acquired in February 2014.
Medical-Surgical distribution and services revenues increased over the last two years primarily due to market growth. Additionally, revenues increased in 2014 as a result of our February 2013 acquisition of PSSI.
Technology Solutions
Technology Solutions revenues decreased in 2015 compared to 2014 primarily due to a decline in software products and services revenues, the planned elimination of a product line and lower revenues from the workforce business within our International Technology business, which we will transition to another service provider during the first quarter of 2016. These decreases were partially offset by higher volume in our transaction processing businesses.
Technology Solutions revenues increased in 2014 compared to 2013 primarily due to small business acquisitions and higher volumes in our transaction processing businesses, partially offset by a decrease in software products and services revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Gross Profit:

	Years Ended March 31,			Change
(Dollars in millions)	2015	2014	2013	2015		2014
Gross Profit
Distribution Solutions (1)	$9,937	$6,745	$5,435	47%		24%
Technology Solutions	1,474	1,607	1,446	(8)		11
Total	$11,411	$8,352	$6,881	37%		21%

Gross Profit Margin
Distribution Solutions	5.65%	5.03%	4.57%	62	bp	46	bp
Technology Solutions	48.03	48.26	45.90	(23)		236
Total	6.37	6.08	5.63	29		45
bp - basis points

(1)	Gross profit for our Distribution Solutions segment for 2015, 2014 and 2013 includes LIFO-related inventory charges of $337 million, $311 million and $13 million.
Consolidated gross profit and gross profit margin increased in 2015 and 2014 primarily due to an increase in our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions gross profit margin increased over the last two years primarily reflecting our business acquisitions and higher buy margin within our North American distribution business, partially offset by a decrease in sell margin primarily driven by higher sales volume, and an increase in LIFO-related inventory charges. Buy margin primarily reflects volume and timing of compensation we receive from pharmaceutical manufacturers. Gross profit margin for 2015 was also unfavorably affected by the increased sales associated with newly launched drugs for the treatment of Hepatitis C. Gross profit margin for 2014 was also favorably affected by growth in sales of higher margin generic drugs.
Our LIFO-related inventory expense was $337 million in 2015, $311 million in 2014 and $13 million in 2013. Our North American distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our annual LIFO expense is affected by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense.
As a result of cumulative net price deflation, at March 31, 2013, pharmaceutical inventories at LIFO were $60 million more than market and, accordingly, a $60 million lower-of-cost or market (“LCM”) reserve reduced inventories to market. In 2015 and 2014, we experienced net inflation in our pharmaceutical inventories and LIFO-related charges were incurred, and in 2014, the $60 million LCM reserve was fully released resulting in an increase in gross profit. As of March 31, 2015 and 2014, pharmaceutical inventories at LIFO did not exceed market. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies and Estimates,” included in this Financial Review.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Technology Solutions
Technology Solutions gross profit margin decreased in 2015 primarily due to a $34 million pre-tax charge representing a catch-up in depreciation and amortization expense not recognized in 2014 when certain assets were classified as held-for-sale and our mix of business. These decreases were partially offset by the planned elimination of a product line and lower product alignment charges. Gross profit margin increased in 2014 compared to 2013 primarily due to growth in higher margin revenues, partially offset by higher product alignment charges.
In 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology Solutions segment. As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all periods presented in our consolidated financial statements in 2014 and depreciation and amortization expense was not recognized as the assets were held-for-sale.  During the first quarter of 2015, we decided to retain the workforce business within our International Technology business. As a result, we reclassified the workforce business, which had been designated as a discontinued operation during 2014, as a continuing operation for all periods presented. Additionally, we recorded a pre-tax charge of $34 million as a catch-up of depreciation and amortization expense not recognized in 2014 when the assets were classified as held-for-sale.
In 2014, the segment recorded pre-tax charges totaling $57 million.  These charges primarily consisted of $35 million of product alignment charges, $15 million of integration-related expenses and $7 million of reduction-in-workforce severance charges.  Included in the total charge was $35 million for severance for employees primarily in our research and development, customer services and sales functions, and $15 million for asset impairments which primarily represents the write-off of deferred costs for a product that will no longer be developed.  Charges were recorded in our consolidated statement of operations as follows: $34 million in cost of sales and $23 million in operating expenses.
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
Operating Expenses:

	Years Ended March 31,			Change
(Dollars in millions)	2015	2014	2013	2015		2014
Operating Expenses
Distribution Solutions	$6,938	$4,301	$3,068	61%		40%
Technology Solutions	1,039	1,161	1,120	(11)		4
Corporate	466	451	346	3		30
Total	$8,443	$5,913	$4,534	43%		30%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.94%	3.21%	2.58%	73	bp	63	bp
Technology Solutions	33.85	34.86	35.56	(101)		(70)
Total	4.72	4.30	3.71	42		59
Operating expenses increased over the last two years primarily due to our Distribution Solutions segment, which includes our Celesio and PSSI business acquisitions.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Distribution Solutions
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased over the last two years primarily due to our business acquisitions, including increases in acquisition-related expenses and higher intangible asset amortization, and higher compensation and benefit costs. Operating expenses in 2015 also included a pre-tax and after-tax $150 million charge associated with the settlement of controlled substance distribution claims with the DEA, DOJ and various U.S. Attorney’s offices, and 2014 and 2013 operating expenses included $68 million and $72 million of charges associated with our AWP litigation. Additionally, operating expenses for 2013 were negatively impacted by a $40 million charge for a legal dispute in our Canadian business.
During the fourth quarter of 2015, the Company reached an agreement in principle with the DEA, DOJ and various U.S. Attorney’s offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances. The global settlement with the DEA and DOJ is subject to the execution of final settlement agreements.  Under the terms of the agreement in principle, the Company has agreed to pay the sum of $150 million, implement certain remedial measures and the suspension of four distribution centers’ DEA registrations for the specified products and time periods. Accordingly, during the fourth quarter of 2015, we recorded a pre-tax and after-tax charge of $150 million in operating expenses within our Distribution Solutions segment. Refer to Financial Note 23, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report on Form 10-K for further information on the controlled substance distribution claim and the AWP litigation matter.
Technology Solutions
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenue in 2015 decreased compared to 2014 primarily due to lower research and development expenses, and integration-related expenses and severance charges recorded in 2014.
The segment’s operating expenses increased in 2014 compared to 2013 primarily due to small business acquisitions, integration-related expenses, reduction-in-workforce severance charges, and continued investment in research and development activities. These increases were partially offset by a $36 million goodwill impairment charge incurred in 2013. The segment’s operating expenses as a percentage of revenues decreased in 2014 compared to 2013 primarily reflecting an increase in revenue.
Corporate
Corporate expenses increased in 2015 compared to 2014 primarily due to higher compensation and benefit costs and asset impairments, partially offset by lower acquisition-related expenses and lower costs associated with corporate initiatives. Corporate expenses increased in 2014 primarily due to higher compensation and benefit costs and higher acquisition-related expenses. Additionally, 2013 corporate expenses include a non-cash pre-tax gain of $81 million gain ($51 million after-tax) related to our purchase of the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California.
Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions by the Company and gains and losses related to business combinations were $224 million, $218 million and $1 million in 2015, 2014 and 2013. Expenses for 2015 and 2014 primarily related to our acquisitions and integrations of Celesio and PSSI. Additionally, expenses for 2013 include an $81 million pre-tax gain on business combination resulting from our acquisition of the remaining 50% ownership interest in our corporate headquarters building.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

	Years Ended March 31,
(Dollars in millions)	2015	2014	2013
Cost of Sales	$1	$3	$—
Operating Expenses
Transaction closing expenses	6	39	16
Restructuring, severance and relocation	57	43	30
Outside service fees	66	27	1
Other	94	46	24
Gain on business combination	—	—	(81)
Total	223	155	(10)
Other Income, Net	—	14	—
Interest Expense - bridge loan fees	—	46	11
Total Acquisition Expenses and Related Adjustments	$224	$218	$1
Acquisition expenses and related adjustments by segment were as follows:

	Years Ended March 31,
(Dollars in millions)	2015	2014	2013
Cost of Sales	$1	$3	$—
Operating Expenses
Distribution Solutions	211	120	47
Technology Solutions	—	15	7
Corporate	12	20	(64)
Total	223	155	(10)
Corporate - Other Income, Net	—	14	—
Corporate - Interest Expense	—	46	11
Total Acquisition Expenses and Related Adjustments	$224	$218	$1
During 2015 and 2014, we incurred $109 million and $129 million of acquisition-related expenses for our acquisition of Celesio. During 2015, 2014 and 2013, we incurred $110 million, $68 million and $55 million in acquisition-related expenses for our acquisition of PSSI. These expenses primarily include restructuring, severance and relocation expenses, employee retention incentives, outside service fees and other costs to integrate the business, and bridge loan fees. Additionally, our acquisition-related expenses for our PSSI acquisition include amounts associated with distribution center rationalization and information technology conversions to common platforms.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets purchased in connection with acquisitions recorded in operating expenses were $483 million, $308 million and $196 million in 2015, 2014 and 2013. The increases in amortization expense primarily reflect our business acquisitions.
Amortization expense by segment was as follows:

	Years Ended March 31,
(Dollars in millions)	2015	2014	2013
Distribution Solutions	$442	$255	$146
Technology Solutions	40	52	49
Corporate	1	1	1
Total	$483	$308	$196

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Other Income, Net:

	Years Ended March 31,			Change
(Dollars in millions)	2015	2014	2013	2015	2014
Distribution Solutions	$48	$28	$19	71%	47%
Technology Solutions	3	2	4	50	(50)
Corporate	12	2	11	500	(82)
Total	$63	$32	$34	97%	(6)%
Other income, net increased for 2015 from 2014 primarily due to our Celesio acquisition including higher equity investment income. Additionally, 2014 other income, net included a loss on a foreign exchange option relating to our acquisition of Celesio.
Impairment of an Equity Investment:
In 2013, we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V. (“Nadro”) and in the fourth quarter of 2013 recorded a pre-tax impairment charge of $191 million reducing the investment’s carrying value to its estimated fair value. The charge was recorded in impairment of an equity investment in the consolidated statements of operations within our Distribution Solutions segment. In September 2013, we completed the sale of our equity interest in Nadro. Under the terms of the agreement, we received $41 million in total cash consideration resulting in no material gain or loss.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Years Ended March 31,			Change
(Dollars in millions)	2015	2014	2013	2015		2014
Segment Operating Profit (1)
Distribution Solutions	$3,047	$2,472	$2,195	23%		13%
Technology Solutions	438	448	330	(2)		36
Subtotal	3,485	2,920	2,525	19		16
Corporate Expenses, Net	(454)	(449)	(335)	1		34
Interest Expense	(374)	(300)	(240)	25		25
Income From Continuing Operations Before Income Taxes	$2,657	$2,171	$1,950	22%		11%

Segment Operating Profit Margin
Distribution Solutions	1.73%	1.84%	1.84%	(11)	bp	—	bp
Technology Solutions	14.27	13.45	10.48	82		297

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income (loss), net, for our two operating segments.
Segment Operating Profit:
Distribution Solutions: Operating profit increased over the last two years primarily reflecting growth in our business and our business acquisitions. Operating profit margin for 2015 decreased from 2014 primarily due to our acquisition of Celesio and the unfavorable impact from the newly launched drugs for Hepatitis C, partially offset by our other mix of business. Operating profit margin in 2014 was flat compared to 2013 primarily reflecting an increase in gross profit margin and the $191 million impairment charge on an equity investment incurred in 2013, partially offset by higher operating expenses as a percentage of revenues, which included the effects of our acquisitions. In 2015, 2014 and 2013, operating profit and operating profit margin were also impacted by $150 million, $68 million and $72 million of reserve adjustments for estimated probable losses related to our controlled substance distribution claims and Average Wholesale Price litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Technology Solutions: Operating profit decreased slightly in 2015 and increased in 2014 compared to the prior years. Operating profit margin increased in 2015 primarily due to lower operating expenses as a percentage of revenues, partially offset by a decline in gross profit margin. Operating profit margin increased in 2014 primarily due to an increase in gross profit margin and a decrease in operating expenses as a percentage of revenues. In 2015, 2014 and 2013, operating profit and operating profit margin were impacted by $34 million, $57 million and $46 million of charges associated with a depreciation and amortization catch-up related to the prior year, and product alignment and impairment charges.
Corporate: Corporate expenses, net, increased in 2015 and 2014 primarily due to higher operating expenses, partially offset by higher other income. Corporate expenses, net, for 2013 also included the $81 million gain on business combination.
Interest Expense: Interest expense increased over the last two years primarily due to the March 2014 issuance of $4.1 billion of new debt to fund the acquisition of Celesio and due to interest on Celesio’s debt. Interest expense for 2014 also included $46 million of bridge loan fees associated with the initial funding of the acquisition of Celesio. Partially offsetting these increases, interest expense benefited from the repayment of term debt in the fourth quarters of 2014 and 2013. Interest expense fluctuates based on timing, amounts and interest rates of term debt that is repaid and new term debt issued, as well as amounts incurred for bridge loan fees. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing activities.
Income Taxes
Our reported income tax rates were 30.7%, 34.9% and 30.1% in 2015, 2014 and 2013. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items. Income tax expense included net discrete tax benefits of $33 million in 2015, net discrete tax expenses of $94 million in 2014 and net discrete tax benefits of $29 million in 2013. Discrete tax expense for 2014 primarily related to a $122 million charge regarding an unfavorable decision from the Tax Court of Canada with respect to transfer pricing issues.
We have received reassessments from the Canada Revenue Agency (“CRA”) related to a transfer pricing matter impacting years 2003 through 2010, and have filed Notices of Appeal to the Tax Court of Canada for all of these years. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the 2003 reassessment and we have filed a Notice of Appeal to the Federal Court of Appeal regarding this tax year. After the close of 2015, we reached an agreement in principle with the CRA to settle the transfer pricing matter for years 2003 through 2010. Since the agreement in principle did not occur within 2015, we have not reflected this potential settlement in our 2015 financial statements. We will record the final settlement amount in a subsequent quarter and do not expect it to have a material impact to income tax expense.
During 2015, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006 and recognized discrete tax benefits of $55 million to record previously unrecognized tax benefits and related interest.
Loss from Discontinued Operations, Net of Tax
Losses from discontinued operations, net of tax, were $299 million, $156 million and $25 million in 2015, 2014 and 2013.
During the fourth quarter of 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business and a small business from our Distribution Solutions segment, as well as a small business from our Technology Solutions segment. As a result, we recorded $241 million pre-tax ($235 million after-tax) non-cash impairment charges to write off the business’ long‑lived assets and reduce the carrying value of the Brazilian business to its estimated fair value, less cost to sell.  The ultimate loss from the sale of the business may be higher or lower than our current assessment of the business’ fair value.
In 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and certain businesses from our Distribution Solutions segment.  As a result, we recorded a pre-tax and after-tax $80 million non-cash impairment charge to reduce the carrying value of the International Technology business to its estimated fair value, less cost to sell. A portion of this business was sold in 2015 for nominal proceeds. Our Hospital Automation business was sold in 2014 for net cash proceeds of $55 million which approximated the business’ net book value.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all periods presented in our consolidated financial statements.
Net Income (Loss) Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for 2015 primarily represents the $50 million guaranteed dividend and $12 million associated with the quarterly accrual of the annual recurring compensation that we are obligated to pay to the noncontrolling shareholders of Celesio under the Domination Agreement.  Net loss attributable to noncontrolling interests for 2014 primarily represents the portion of Celesio’s net loss that was not allocable to McKesson Corporation.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $1,476 million, $1,263 million and $1,338 million in 2015, 2014 and 2013 and diluted earnings per common share were $6.27, $5.41 and $5.59.
Weighted Average Diluted Common Shares Outstanding:  Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 235 million, 233 million and 239 million for 2015, 2014 and 2013. Weighted average diluted common shares outstanding is impacted by the exercise and settlement of share-based awards and in 2014 the cumulative effect of share repurchases.
Foreign Operations
Foreign operations accounted for approximately 20%, 11% and 8% of 2015, 2014 and 2013 consolidated revenues. Foreign operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our foreign operations is also included in Financial Note 26, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Business Combinations
Fiscal 2014
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio AG (“Celesio”) and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the Acquisition, our ownership of Celesio’s fully diluted common shares was 75.6% and, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet. At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares. The Acquisition was funded by utilizing a senior bridge loan, our existing accounts receivable sales facility and cash on hand. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The Acquisition of Celesio expands our global geographic area; the combined company will be one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide. Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of the Acquisition.
Fiscal 2013
In addition to our April 2012 acquisition of the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California, on February 22, 2013, we acquired all of the outstanding shares of PSSI for $29.00 per share plus the assumption of PSSI’s debt, or approximately $1.9 billion in aggregate, consisting of cash consideration of $1.3 billion, net of cash acquired, and the assumption of long-term debt with a fair value of $0.6 billion. The cash paid at acquisition was funded from cash on hand and the issuance of long-term debt. PSSI markets and distributes medical products and services throughout the United States. The acquisition of PSSI expanded our existing Medical-Surgical business. Financial results for PSSI since the acquisition date are included in the results of operations within our Medical-Surgical distribution and services business, which is part of our Distribution Solutions segment.

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
Refer to Financial Notes 2 and 15, “Business Combinations” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
2016 Outlook
Information regarding the Company’s 2016 outlook is contained in our Form 8-K dated May 12, 2015. This Form 8-K should be read in conjunction with the sections Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors in Part 1 of this Annual Report on Form 10-K.

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
In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2015, sales to our ten largest customers accounted for approximately 44% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation (“CVS”), accounted for approximately 15% of our total consolidated revenues. At March 31, 2015, trade accounts receivable from our ten largest customers were approximately 36% of total trade accounts receivable. Accounts receivable from CVS were approximately 14% of total trade accounts receivable. As a result, our sales and credit concentration is significant. A default in payments, a material reduction in purchases from these, or any other large customer or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2015 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in the foreseeable future in our allowance for doubtful accounts as a percentage of net revenue.
At March 31, 2015, trade and notes receivables were $13,275 million prior to allowances of $141 million. In 2015, 2014 and 2013, our provision for bad debts was $67 million, $36 million and $28 million. At March 31, 2015 and 2014, the allowance as a percentage of trade and notes receivables was 1.1% and 0.9%. An increase or decrease of a hypothetical 0.1% in the 2015 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $13 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign locations is based on weighted average purchase price using the first-in, first-out method (“FIFO”). Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, cash discounts and other incentives received from vendors relating to the purchase or distribution of inventory are considered as product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $14.3 billion and $13.0 billion at March 31, 2015 and 2014.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The LIFO method was used to value approximately 73% and 67% of our inventories at March 31, 2015 and 2014. If we had used the FIFO method of inventory valuation, which approximates current replacement costs, inventories would have been approximately $768 million and $431 million higher than the amounts reported at March 31, 2015 and 2014. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. In 2015, 2014, and 2013, we recognized net LIFO expense of $337 million, $311 million and $13 million within our consolidated statements of operations. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO or market.  Due to cumulative net price deflation from 2005 to 2013, we had a lower-of-cost or market (“LCM”) reserve of $60 million at March 31, 2013 which reduced pharmaceutical inventories at LIFO to market.  During 2014, the LCM reserve of $60 million was released, resulting in an increase in gross profit.  As of March 31, 2014 and 2015, inventories at LIFO did not exceed market.
In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories which are considered excess and obsolete as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.
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
Goodwill and Intangible Assets: As a result of acquiring businesses, we have $9,817 million and $9,927 million of goodwill at March 31, 2015 and 2014 and $3,441 million and $4,871 million of intangible assets, net at March 31, 2015 and 2014. We maintain goodwill assets on our books unless the assets are considered to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
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
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge. In 2015 and 2014, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. In 2013, we recorded a goodwill impairment charge of $36 million in our Technology Solutions segment.
Currently, all of our intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to thirty-eight years.  We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition.  Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.  Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There were no material impairments of intangibles in 2015, 2014 or 2013.  Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.
Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2015 and 2014, supplier reserves were $167 million and $181 million. The ultimate outcome of any outstanding claims may be different from our estimate. All of the supplier reserves at March 31, 2015 and 2014 pertain to our Distribution Solutions segment. An increase or decrease in the supplier reserve as a hypothetical 0.1% of trade payables at March 31, 2015 would result in an increase or decrease in the cost of sales of approximately $25 million in 2015. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets (net of valuation allowances) of $1,189 million and $1,286 million at March 31, 2015 and 2014 and deferred tax liabilities of $3,791 million and $4,075 million. Deferred tax assets primarily consist of timing differences on our compensation and benefit related accruals and net operating loss and credit carryforwards. Deferred tax liabilities primarily consist of basis differences for inventory valuation (including inventory valued at LIFO) and intangible assets. We established valuation allowances of $229 million and $200 million for 2015 and 2014 against certain deferred tax assets, which primarily relate to state and foreign net operating loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our cash flows could be materially impacted.
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
If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $27 million, or $0.11 per diluted share, for 2015.
Loss Contingencies: We are subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided.
Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimate.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our accounts receivable sales facilities, revolving credit facilities and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, we may access the long-term debt capital markets from time-to-time.
Net cash flow from operating activities was $3,112 million in 2015 compared to $3,136 million in 2014 and $2,483 million in 2013. Operating activities for 2015 were affected by an increase in drafts and accounts payable reflecting longer payment terms for certain purchases and increases in receivables and inventories primarily associated with our revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms.
Operating activities for 2014 were primarily affected by an increase in drafts and accounts payable reflecting longer payment terms for certain purchases and increases in receivables and inventories primarily associated with our revenue growth. Operating activities for 2013 were primarily affected by $483 million of payments for litigation settlements.
Net cash used in investing activities was $677 million in 2015 compared to $5,046 million in 2014 and $2,209 million in 2013. Investing activities for 2015 include $170 million of net cash payments for acquisitions, $376 million and $169 million in capital expenditures for property acquisitions and capitalized software, and $15 million of net cash proceeds from sales of businesses.
Investing activities for 2014 included $4,634 million of net cash payments for acquisitions, including $4,497 million for our acquisition of Celesio. Investing activities in 2014 also included $278 million and $141 million in capital expenditures for property acquisitions and capitalized software, and $97 million of cash proceeds from sales of our automation business and an equity investment.
Investing activities for 2013 included $1,873 million of net cash payments for acquisitions, including $1,299 million for our acquisition of PSSI. Investing activities in 2013 also included $241 million and $159 million in capital expenditures for property acquisitions and capitalized software.
Financing activities utilized $968 million of cash in 2015, generated net cash of $3,619 million in 2014 and utilized $956 million of cash in 2013. Financing activities for 2015 include cash receipts of $3,100 million and payments of $3,152 million from short-term borrowings. Long-term debt repayments in 2015 were primarily cash paid on promissory notes. Financing activities in 2015 also reflect a cash payment of $32 million to acquire approximately 1 million additional common shares of Celesio through the tender offers we completed in 2015. Additionally, financing activities for 2015 include $340 million of cash paid for stock repurchases and $227 million of dividends paid.
Financing activities for 2014 include cash receipts of $6,080 million and cash paid of $6,132 million from short-term borrowings, which includes $4,957 million in borrowings under a senior bridge loan facility in connection with our acquisition of Celesio and $400 million under our accounts receivable sales facility in February 2014. These borrowings were fully repaid in March 2014. Financing activities for 2014 also include cash receipts of $4,124 million from the issuance of long-term debt in March 2014 and cash paid of $348 million for repayments of long-term debt, primarily consisting of $350 million paid on the maturity of our 6.50% Notes due in February 2014. Additionally, financing activities for 2014 included $130 million of cash payments for stock repurchases and $214 million of dividends paid.
Financing activities for 2013 included cash receipts of $1,325 million and cash paid of $1,725 million from short-term borrowings. In addition, in connection with our acquisition of PSSI, we borrowed $900 million for bridge financing in February 2013, which was fully repaid in March 2013. Financing activities for 2013 also include cash receipts of $1,798 million for the issuance of long-term debt and cash paid of $1,143 million for repayments of long-term debt. In December 2012, we issued $500 million of 0.95% Notes due 2015 and $400 million of 2.70% Notes due 2022. In March 2013, we issued $500 million of 1.40% Notes due 2018 and $400 million of 2.85% Notes due 2023. Long-term debt repayments include $500 million paid on the maturity of our 5.25% Notes due in March 2013 and $635 million paid to redeem the debt acquired on the acquisition of PSSI. Additionally, financing activities for 2013 included $1,214 million of cash paid for stock repurchases and $194 million of dividends paid.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The Company’s Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
The Board authorized the repurchase of up to $500 million of the Company’s common stock in January 2013. In 2015 and 2013, we repurchased 1.5 million and 13 million of our shares through an ASR program and open market repurchases:

	Years Ended March 31,
(In millions, except per share data)	2015	2014	2013
Number of shares repurchased (1)	1.5	—	13
Average price paid per share	$226.55	$—	$100.82
Total value of shares repurchased (1)	$340	$—	$1,159

(1)	Excludes shares surrendered for tax withholding.
At March 31, 2015, no authorized amounts remain available for future repurchases of the Company’s common stock under the January 2013 Board approved share purchase plan.
In May 2015, the Board authorized the repurchase of up to $500 million of the Company’s common stock.
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
Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2015	2014	2013
Cash and cash equivalents	$5,341	$4,193	$2,456
Working capital	3,173	3,221	1,813
Debt, net of cash and cash equivalents	4,503	6,401	2,417
Debt to capital ratio (1)	55.2%	55.4%	40.8%
Net debt to net capital employed (2)	36.0	42.9	25.5
Return on McKesson stockholders’ equity (3)	17.0	16.2	18.3

(1)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests.

(2)
Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests (“net capital employed”).

(3)
Ratio is computed as net income attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests.

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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and equivalents balance as of March 31, 2015 included approximately $2.3 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash in foreign operations as well as to fund certain research and development activities for an indefinite period of time.  Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Consolidated working capital decreased at March 31, 2015 compared to March 31, 2014 primarily due to increases in drafts and accounts payable, partially offset by increases in receivables and inventories. Consolidated working capital increased at March 31, 2014 compared to March 31, 2013 primarily due to increases in cash and cash equivalents and increases in receivables and inventories partially offset by increases in current portion of long-term debt associated with our acquisition of Celesio.
Our ratio of net debt to net capital employed decreased at March 31, 2015 compared to March 31, 2014 primarily due to a decrease in total debt, partially offset by the decrease in total McKesson stockholders’ equity. Our ratio of net debt to net capital employed increased at March 31, 2014 compared to March 31, 2013 primarily due to the increase in debt associated with our Celesio acquisition.
In July 2013, the quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared after such date, until further action by the Board. Dividends were $0.96 per share in 2015, $0.92 per share in 2014 and $0.80 per share in 2013. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2015, 2014 and 2013, we paid total cash dividends of $227 million, $214 million and $194 million. Additionally, as required under the Domination Agreement, we are obligated to pay an annual recurring compensation amount of €0.83 per Celesio share (effective January 1, 2015) to the noncontrolling shareholders of Celesio.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Contractual Obligations:
The table and information below presents our significant financial obligations and commitments at March 31, 2015:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt (1)	$9,709	$1,529	$2,705	$1,493	$3,982
Other (2)	535	60	180	117	178

Off balance sheet
Interest on borrowings (3)	3,179	335	568	375	1,901
Purchase obligations (4)	3,726	3,676	50	—	—
Operating lease obligations (5)	1,766	316	490	310	650
Other (6)	551	253	72	60	166
Total	$19,466	$6,169	$4,065	$2,355	$6,877

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations.

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

The contractual obligations table above excludes the following liabilities:
At March 31, 2015, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $616 million. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.
At March 31, 2015, our banks and insurance companies have issued $142 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
At March 31, 2015, the carrying value of redeemable noncontrolling interests related to Celesio was $1.4 billion, which exceeded the maximum redemption value of $1.2 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of Celesio received a put right that enables them to put their Celesio shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Refer to Financial Notes 2 and 3, “Business Combinations” and “Noncontrolling Interests,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Credit Resources:
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings under the accounts receivable sales facilities, revolving credit facilities and from commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 15, “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

RELATED PARTY BALANCES AND TRANSACTIONS
Information regarding our related party balances and transactions is included in Financial Note 25, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. At March 31, 2015, we had $0.7 billion in outstanding debt with variable interest rates.
Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2015, we had $5.3 billion in cash and cash equivalents. The effect of a hypothetical 50 bp increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and variable rate debt, would have resulted in a favorable impact to earnings in 2015 and 2014 of approximately $19 million and $12 million.
Foreign exchange risk: The majority of our operations are conducted in U. S. dollars; however, certain assets and liabilities, revenues and expense and purchasing activities are incurred in and exposed to other currencies. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency loans. These contracts reduce but do not entirely eliminate foreign currency rate risk.
As of March 31, 2015 and 2014, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of our foreign exchange contracts by approximately $223 million and $134 million. However, our risk management programs are designed such that the potential loss in value of these risk management portfolios described above would be largely offset by changes in the value of the underlying exposure. Refer to Financial Note 19, “Hedging Activities,” for more information on our foreign currency forward-exchange contracts.
The selected hypothetical change in interest rates and foreign currency exchange rates does not reflect what could be considered the best or worst case scenarios.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. This audit report appears on page 53 of this Annual Report on Form 10-K.
May 12, 2015

/s/ John H. Hammergren
John H. Hammergren
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of McKesson Corporation:
We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2015. Our audits also included the consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Francisco, California
May 12, 2015

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2015	2014	2013
Revenues	$179,045	$137,392	$122,196
Cost of Sales	(167,634)	(129,040)	(115,315)
Gross Profit	11,411	8,352	6,881
Operating Expenses
Selling, distribution and administrative expenses	(7,901)	(5,388)	(4,110)
Research and development	(392)	(457)	(433)
Claim and litigation charges	(150)	(68)	(72)
Gain on business combination	—	—	81
Total Operating Expenses	(8,443)	(5,913)	(4,534)
Operating Income	2,968	2,439	2,347
Other Income, Net	63	32	34
Impairment of an Equity Investment	—	—	(191)
Interest Expense	(374)	(300)	(240)
Income from Continuing Operations Before Income Taxes	2,657	2,171	1,950
Income Tax Expense	(815)	(757)	(587)
Income from Continuing Operations	1,842	1,414	1,363
Loss from Discontinued Operations, Net of Tax	(299)	(156)	(25)
Net Income	1,543	1,258	1,338
Net Loss (Income) Attributable to Noncontrolling Interests	(67)	5	—
Net Income Attributable to McKesson Corporation	$1,476	$1,263	$1,338

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$7.54	$6.08	$5.69
Discontinued operations	(1.27)	(0.67)	(0.10)
Total	$6.27	$5.41	$5.59
Basic
Continuing operations	$7.66	$6.19	$5.81
Discontinued operations	(1.29)	(0.68)	(0.10)
Total	$6.37	$5.51	$5.71

Weighted Average Common Shares
Diluted	235	233	239
Basic	232	229	235

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2015	2014	2013
Net Income	$1,543	$1,258	$1,338

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	(1,855)	53	(52)

Unrealized losses on cash flow hedges arising during the period	(10)	(6)	—

Retirement-related benefit plans	(124)	36	(18)
Other Comprehensive Income (Loss), Net of Tax	(1,989)	83	(70)

Comprehensive Income (Loss)	(446)	1,341	1,268
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	212	(16)	—
Comprehensive Income (Loss) Attributable to McKesson Corporation	$(234)	$1,325	$1,268

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$5,341	$4,193
Receivables, net	15,914	13,780
Inventories, net	14,296	12,986
Prepaid expenses and other	1,119	1,877
Total Current Assets	36,670	32,836
Property, Plant and Equipment, Net	2,045	2,196
Goodwill	9,817	9,927
Intangible Assets, Net	3,441	4,871
Other Assets	1,897	1,929
Total Assets	$53,870	$51,759

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$25,166	$21,128
Short-term borrowings	135	248
Deferred revenue	1,078	1,236
Deferred tax liabilities	1,820	1,588
Current portion of long-term debt	1,529	1,417
Other accrued liabilities	3,769	3,998
Total Current Liabilities	33,497	29,615

Long-Term Debt	8,180	8,929
Other Noncurrent Liabilities	2,722	2,897
Other Commitments and Contingent Liabilities (Note 23)
Redeemable Noncontrolling Interests	1,386	—
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2015 and 2014, 384 and 381 shares issued at March 31, 2015 and 2014	4	4
Additional Paid-in Capital	6,968	6,552
Retained Earnings	12,705	11,453
Accumulated Other Comprehensive Loss	(1,713)	(3)
Other	(7)	23
Treasury Shares, at Cost, 152 and 150 at March 31, 2015 and 2014	(9,956)	(9,507)
Total McKesson Corporation Stockholders’ Equity	8,001	8,522
Noncontrolling Interests	84	1,796
Total Equity	8,085	10,318
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$53,870	$51,759

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2015, 2014 and 2013
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2012	373	$4	$5,571	$4	$9,451	$5	(138)	$(8,204)	$—	$6,831
Issuance of shares under employee plans	5	—	166				—	(55)		111
Share-based compensation			167							167
Tax benefit related to issuance of shares under employee plans			34							34
Other comprehensive loss						(70)				(70)
Net income					1,338					1,338
Repurchase of common stock			162				(13)	(1,321)		(1,159)
Repurchase and retirement of treasury stock	(2)	—	(22)		(195)		2	217		—
Cash dividends declared, $0.80 per common share					(192)					(192)
Other				10						10
Balances, March 31, 2013	376	$4	$6,078	$14	$10,402	$(65)	(149)	$(9,363)	$—	$7,070
Issuance of shares under employee plans	5	—	177				(1)	(130)		47
Share-based compensation			160							160
Tax benefit related to issuance of shares under employee plans			92							92
Acquisition of Celesio									1,500	1,500
Conversion of Celesio convertible bonds			33						280	313
Other comprehensive income						62			21	83
Net income (loss)					1,263				(5)	1,258
Repurchase of common stock			14				—	(14)		—
Cash dividends declared, $0.92 per common share					(214)					(214)
Other			(2)	9	2					9
Balances, March 31, 2014	381	$4	$6,552	$23	$11,453	$(3)	(150)	$(9,507)	$1,796	$10,318
Issuance of shares under employee plans	3	—	152				—	(109)		43
Share-based compensation			165							165
Tax benefit related to issuance of shares under employee plans			105							105
Purchase of noncontrolling interests			(2)						(60)	(62)
Reclassification of noncontrolling interests to redeemable noncontrolling interests									(1,500)	(1,500)
Other comprehensive income						(1,710)			(174)	(1,884)
Net income					1,476				5	1,481
Repurchase of common stock							(2)	(340)		(340)
Cash dividends declared, $0.96 per common share					(226)					(226)
Other			(4)	(30)	2				17	(15)
Balances, March 31, 2015	384	$4	$6,968	$(7)	$12,705	$(1,713)	(152)	$(9,956)	$84	$8,085

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2015	2014	2013
Operating Activities
Net income	$1,543	$1,258	$1,338
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	306	185	143
Amortization	711	550	438
Deferred taxes	171	17	615
Share-based compensation expense	174	160	167
Gain on business combination	—	—	(81)
Impairment charges and impairment of equity investment	241	80	191
Charges associated with last-in-first-out inventory method	337	311	13
Other non-cash items	47	130	90
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,821)	(868)	318
Inventories	(2,144)	(1,182)	(60)
Drafts and accounts payable	4,718	2,412	(125)
Deferred revenue	(141)	(81)	(44)
Taxes	(222)	218	(98)
Claim and litigation charges	150	68	72
Litigation settlement payments	—	(105)	(483)
Other	42	(17)	(11)
Net cash provided by operating activities	3,112	3,136	2,483

Investing Activities
Property acquisitions	(376)	(278)	(241)
Capitalized software expenditures	(169)	(141)	(159)
Acquisitions, net of cash and cash equivalents acquired	(170)	(4,634)	(1,873)
Proceeds from sale of businesses and equity investment	15	97	—
Other	23	(90)	64
Net cash used in investing activities	(677)	(5,046)	(2,209)

Financing Activities
Proceeds from short-term borrowings	3,100	6,080	2,225
Repayments of short-term borrowings	(3,152)	(6,132)	(2,625)
Proceeds from issuances of long-term debt	3	4,124	1,798
Repayments of long-term debt	(353)	(348)	(1,143)
Common stock transactions:
Issuances	152	177	166
Share repurchases, including shares surrendered for tax withholding	(450)	(130)	(1,214)
Dividends paid	(227)	(214)	(194)
Other	(41)	62	31
Net cash provided by (used in) financing activities	(968)	3,619	(956)
Effect of exchange rate changes on cash and cash equivalents	(319)	28	(11)
Net increase (decrease) in cash and cash equivalents	1,148	1,737	(693)
Cash and cash equivalents at beginning of year	4,193	2,456	3,149
Cash and cash equivalents at end of year	$5,341	$4,193	$2,456

Supplemental Cash Flow Information
Cash paid for:
Interest	$359	$255	$207
Income taxes, net of refunds	$866	$508	$55
Non-cash item:
Fair value of debt assumed on acquisitions	$—	$(2,312)	$(635)
Conversion of Celesio’s convertible bonds to equity	$—	$313	$—

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers pharmaceuticals, medical supplies and healthcare information technology that make healthcare safer while reducing costs. We conduct our business through two operating segments, McKesson Distribution Solutions and McKesson Technology Solutions, as further described in Financial Note 26, “Segments of Business.”
Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. Refer to Financial Note 16, “Variable Interest Entities” for more information on VIEs. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and our proportionate share of income or loss is recorded in other income, net. Equity investments in non-publicly traded entities are primarily accounted for using the cost method. Intercompany transactions and balances have been eliminated.
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
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within prepaid expenses and other for current balances and other assets for non-current balances in the consolidated balance sheets. At March 31, 2015 and 2014, restricted cash was not material.
Marketable Securities Available-for-Sale: We carry our marketable securities, which are available-for-sale, at fair value and they are included in prepaid expenses and other in the consolidated balance sheets. The unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2015 and 2014, marketable securities were not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In determining whether an other-than-temporary decline in market value has occurred, we consider the duration that, and extent to which, the fair value of the investment is below its cost, the financial condition and future prospects of the issuer or underlying collateral of a security, and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity securities that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis are charged to other income, net, in the period in which the loss occurs.
Concentrations of Credit Risk and Receivables: Our trade receivables are subject to a concentration of credit risk with customers primarily in our Distribution Solutions segment. During 2015, sales to our ten largest customers accounted for approximately 44% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation (“CVS”), accounted for approximately 15% of our total consolidated revenues. At March 31, 2015, trade accounts receivable from our ten largest customers were approximately 36% of total trade accounts receivable. Accounts receivable from CVS were approximately 14% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. A default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
Financing Receivables: We assess and monitor credit risk associated with financing receivables, namely lease and notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as considering existing economic conditions, to determine if an allowance is necessary. Financing receivables are derecognized if legal title to them has been transferred and all related risks and rewards incidental to ownership have passed to the buyer.  As of March 31, 2015 and 2014, financing receivables and the related allowance were not material to our consolidated financial statements.
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
The LIFO method was used to value approximately 73% and 67% of our inventories at March 31, 2015 and 2014. If we had used the FIFO method of inventory valuation, which approximates current replacement costs, inventories would have been approximately $768 million and $431 million higher than the amounts reported at March 31, 2015 and 2014, respectively. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. In 2015, 2014 and 2013, we recognized LIFO related expenses of $337 million, $311 million and $13 million in cost of sales within our consolidated statements of operations. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO or market.  Due to cumulative net price deflation from 2005 to 2013, we had a lower-of-cost or market (“LCM”) reserve of $60 million at March 31, 2013 which reduced pharmaceutical inventories at LIFO to market.  During 2014, the LCM reserve of $60 million was released, resulting in an increase in gross profit.  As of March 31, 2014 and 2015, inventories at LIFO did not exceed market.

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
Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over their estimated useful lives ranging from one to ten years. As of March 31, 2015 and 2014, capitalized software held for internal use was $435 million and $508 million, net of accumulated amortization of $1,112 million and $1,004 million, and was included in other assets in the consolidated balance sheets.
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
Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for full credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $2.7 billion in 2015 and $1.9 billion in 2014 and 2013. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
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
Our Distribution Solutions segment also engages in multiple-element arrangements, which may contain a combination of various products and services. Revenue from a multiple-element arrangement is allocated to the separate elements based on their relative selling price and recognized in accordance with the revenue recognition criteria applicable to each element. Relative selling price is determined based on vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”), if VSOE of selling price is not available, or estimated selling price (“ESP”), if neither VSOE of selling price nor TPE is available.
Technology Solutions
Revenues for our Technology Solutions segment are generated primarily by licensing software and software systems (consisting of software, hardware and maintenance support), providing software as a service or SaaS-based solutions and providing claims processing, outsourcing and professional services. Revenue for this segment is recognized as follows:
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
SaaS-based subscription, content and transaction processing fees are generally marketed under annual and multi-year agreements and are recognized ratably over the contracted terms beginning on the service start date for fixed fee arrangements and recognized as transactions are performed beginning on the service start date for per-transaction fee arrangements. Remote processing service fees are recognized monthly as the service is performed. Outsourcing service revenues are recognized as the service is performed.

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
This segment engages in multiple-element arrangements, which may contain any combination of software, hardware, implementation, SaaS-based offerings, consulting services or maintenance services. For multiple-element arrangements that do not include software, revenue is allocated to the separate elements based on their relative selling price and recognized in accordance with the revenue recognition criteria applicable to each element. Relative selling price is determined based on VSOE of selling price if available, TPE, if VSOE of selling price is not available, or ESP if neither VSOE of selling price nor TPE is available. For multiple-element arrangements accounted for in accordance with specific software accounting guidance when some elements are delivered prior to others in an arrangement and VSOE of fair value exists for the undelivered elements, revenue for the delivered elements is recognized upon delivery of such items. The segment establishes VSOE for hardware and implementation and consulting services based on the price charged when sold separately, and for maintenance services, based on renewal rates offered to customers. Revenue for the software element is recognized under the residual method only when fair value has been established for all of the undelivered elements in an arrangement. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until the delivery of the last element or until the fair value of the undelivered element is determinable. For multiple-element arrangements with both software elements and nonsoftware elements, arrangement consideration is allocated between the software elements as a whole and nonsoftware elements.  The segment then further allocates consideration to the individual elements within the software group, and revenue is recognized for all elements under the applicable accounting guidance and our policies described above.
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
Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2015 and 2014 supplier reserves were $167 million and $181 million. The ultimate outcome of any outstanding claims may be different than our estimate. All of the supplier reserves at March 31, 2015 and 2014 pertain to our Distribution Solutions segment.
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
Foreign Currency Translation: Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. Currency translation adjustments for the year are included in other comprehensive income or loss in the statements of consolidated comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. When we sell all or substantially all of an international entity, the related share of the cumulative currency translation adjustment is removed from stockholders’ equity and is included in the gain or loss on sale in the consolidated statements of operations. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2015, 2014 or 2013.

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
Noncontrolling and Redeemable Noncontrolling Interests: Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to McKesson Corporation. In 2015, net income attributable to noncontrolling interests primarily represents guaranteed dividends and recurring compensation that McKesson is obligated to pay to the noncontrolling shareholders of Celesio. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.  Redeemable noncontrolling interests are presented outside of Stockholders’ Equity on our consolidated balance sheet. Refer to Financial Note 3, “Noncontrolling Interests,” for more information.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
Cumulative Translation Adjustment: In the first quarter of 2015, we adopted amended guidance for parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity.  The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in the case of sale of an equity method investment that is a foreign entity.  The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Fees Paid in a Cloud Computing Arrangement:  In April 2015, amended guidance was issued for a customer’s accounting for fees paid in a cloud computing arrangement.  The amended guidance requires customers to determine whether or not an arrangement contains a software license element. If the arrangement contains a software element, the related fees paid should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it is accounted for as a service contract. The amended guidance will become effective for us commencing in the first quarter of 2017.  Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Debt Issuance Costs:  In April 2015, amended guidance was issued for the balance sheet presentation of debt issuance costs and will become effective for us commencing in the first quarter of 2017.  Early adoption is permitted.  The amended guidance requires debt issuance costs related to a recognized debt liability be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
Consolidation: In February 2015, amended guidance was issued for consolidating legal entities in which a reporting entity holds a variable interest.  The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs and changes the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships. The amended guidance will become effective for us commencing in the first quarter of 2017.  Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Discontinued Operations: In April 2014, amended guidance was issued for reporting of discontinued operations and disclosures of disposals of components.  The amended guidance revises the criteria for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation.  In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The amended guidance is effective for us prospectively commencing in the first quarter of 2016.  Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

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
Fiscal 2014
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio AG (“Celesio”) and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the acquisition, our ownership of Celesio’s fully diluted common shares was 75.6% and, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet. The Acquisition was initially funded by utilizing a senior bridge loan, our existing accounts receivable sales facility and cash on hand. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expanded our global geographic area. Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of Acquisition.
From February 7, 2014 through March 31, 2014, substantially all of the convertible bonds issued by Celesio (held by both third parties and us) were converted into an additional 20.9 million common shares of Celesio and approximately $30 million in cash. At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares.
The fair value measurements of the assets acquired and liabilities assumed of Celesio as of the acquisition date were finalized upon completion of the measurement period.  The following table summarizes the final amounts of the fair value recognized for the assets acquired and liabilities assumed as of the acquisition date as well as adjustments made during the measurement period.  Among the adjustments recorded, the fair value of the acquired intangible assets decreased by $709 million.  The fair value was primarily determined by applying the income approach using unobservable inputs for projected cash flows, which were refined during the measurement period and are considered Level 3 inputs under the fair value measurements and disclosure guidance. These refinements did not have a significant impact on our consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Final as Adjusted)
Receivables	$3,425	$(49)	$3,376
Other current assets, net of cash and cash equivalents acquired	2,413	17	2,430
Goodwill	3,570	655	4,225
Intangible assets	3,018	(709)	2,309
Other long-term assets	1,272	(39)	1,233
Current liabilities	(4,096)	(28)	(4,124)
Short-term borrowings and current portion of long-term debt	(1,990)	—	(1,990)
Long-term debt	(322)	—	(322)
Other long-term liabilities	(1,293)	158	(1,135)
Fair value of net assets, less cash and cash equivalents	5,997	5	6,002
Less: Noncontrolling Interests	(1,500)	(5)	(1,505)
Net assets acquired, net of cash and cash equivalents	$4,497	$—	$4,497
The excess of the purchase price and the noncontrolling interests over the fair value of the acquired net assets has been allocated to goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. Most of the goodwill is not expected to be deductible for tax purposes.
Domination and Profit and Loss Transfer Agreement
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary, McKesson Deutschland GmbH & Co. KGaA (“McKesson Deutschland,” formerly known as Dragonfly GmbH & Co. KGaA), entered into the domination and profit and loss transfer agreement (the “Domination Agreement”) subject to Celesio shareholder approval and German registration requirements. Under the Domination Agreement, Celesio subordinates its management to McKesson and undertakes to transfer all of its annual profits to McKesson, and McKesson undertakes to compensate any annual losses incurred by Celesio and to grant, subject to a potential court review, the noncontrolling shareholders of Celesio (i) an annual recurring compensation of €0.83 per Celesio share (“Compensation Amount”), (ii) a one-time dividend for Celesio’s fiscal year ended December 31, 2014 of €0.83 per Celesio share reduced accordingly for any dividend paid by Celesio in relation to its fiscal year ended December 31, 2014 (“Guaranteed Dividend”) and (iii) a right to put (“Put Right”) their Celesio shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any Compensation Amount or Guaranteed Dividend already paid in respect of the relevant time period (“Put Amount”). The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020. The Domination Agreement was approved at the general shareholders’ meeting of Celesio on July 15, 2014, approved by the Stuttgart Higher Regional Court for registration on December 2, 2014, and was registered in the commercial register of Celesio at the local court of Stuttgart on December 2, 2014. As a result, McKesson obtained the ability to pursue integration of the two companies on December 2, 2014.
Under the Domination Agreement, the noncontrolling shareholders of Celesio no longer participate in their percentage ownership of Celesio’s profits and losses, but instead have the right to receive the one-time Guaranteed Dividend and prospectively the Compensation Amount.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Higher Regional Court to challenge the Compensation Amount, Guaranteed Dividend and/or Put Amount. As long as any Appraisal Proceedings are pending, the Compensation Amount, Guaranteed Dividend and/or Put Amount will be paid as specified currently in the Domination Agreement. If any such Appraisal Proceedings result in an adjustment to the Compensation Amount, Guaranteed Dividend and/or Put Amount, McKesson Deutschland would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the Guaranteed Dividend, Compensation Amount and/or Put Amount. The Put Right specified in the Domination Agreement may be exercised until two months after the announcement regarding the end of the Appraisal Proceedings. In addition, if the Domination Agreement is terminated, the Put Right may be exercised for a two-month period after the date of termination.
On August 14, 2014, Magnetar Capital filed a lawsuit against Celesio with the Stuttgart Regional Court claiming that the shareholders’ approval of the Domination Agreement was void under the German Stock Corporation Act (“Main Proceedings”). As the Domination Agreement was registered in the commercial register of Celesio at the local court of Stuttgart, Germany on December 2, 2014 following the approval for registration by the Stuttgart Higher Regional Court, the outcome of the Main Proceedings will not impact the effectiveness of the Domination Agreement and thus will not impact McKesson’s ability to direct the activities of Celesio. The court is scheduled to issue a decision on the Main Proceedings on June 16, 2015.
Fiscal 2013
On February 22, 2013, we acquired all of the outstanding shares of PSS World Medical, Inc. (“PSSI”) of Jacksonville, Florida for $29.00 per share plus the assumption of PSSI’s debt, or approximately $1.9 billion in aggregate, consisting of cash consideration of $1.3 billion, net of cash acquired, and the assumption of long-term debt with a fair value of $0.6 billion. The cash paid at acquisition was funded from cash on hand and the issuance of long-term debt. PSSI markets and distributes medical products and services throughout the United States. The acquisition of PSSI expanded our existing Medical-Surgical business.
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
Financial results for PSSI since the acquisition date are included in the results of operations within our Medical‑Surgical distributions and services business, which is part of our Distribution Solutions segment beginning in the fourth quarter of 2013.
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
Other Acquisitions
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

3.	Noncontrolling Interests
At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares and the noncontrolling interests in Celesio were presented within the permanent equity section of our consolidated balance sheet. In April 2014, we completed a tender offer and paid $32 million in cash to acquire approximately 1 million additional common shares of Celesio at €23.50 per share, which increased our ownership share by 0.5% and decreased noncontrolling interests by $35 million.
On December 2, 2014, the Domination Agreement between Celesio and McKesson, through its wholly-owned subsidiary, McKesson Deutschland, became effective as previously discussed in Financial Note 2, “Business Combinations”. Prior to the effectiveness of the Domination Agreement, the net income or loss from Celesio was attributed to the noncontrolling shareholders of Celesio based on their proportionate ownership interest in Celesio. Upon the effectiveness of the Domination Agreement, McKesson became obligated to pay the $50 million Guaranteed Dividend to the noncontrolling shareholders of Celesio in relation to Celesio’s fiscal year ended December 31, 2014. Under the Domination Agreement, McKesson also became obligated to pay the annual recurring Compensation Amount of €0.83 per Celesio share effective January 1, 2015. The Compensation Amount is recognized ratably during the applicable annual period. As a result, during 2015, we recorded a total attribution of net income to the noncontrolling shareholders of Celesio of $62 million. All amounts were recorded in our consolidated statement of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our consolidated balance sheet.
In addition, upon effectiveness of the Domination Agreement, the noncontrolling interests in Celesio became redeemable as a result of a put right. Accordingly, the carrying value of noncontrolling interests related to Celesio of $1.5 billion was reclassified from “Total Equity” to “Redeemable Noncontrolling Interests” on our consolidated balance sheet. During the fourth quarter of 2015, we paid $8 million to purchase 0.3 million shares of Celesio through the exercise of the put right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $9 million. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At March 31, 2015, the carrying value of redeemable noncontrolling interests of $1.4 billion exceeded the maximum redemption value of $1.2 billion. At March 31, 2015, we owned approximately 76.0% of Celesio’s outstanding common shares.
Changes in noncontrolling interests and redeemable noncontrolling interests were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2014	$1,796	$—
Net income attributable to noncontrolling interests (1)	5	62
Other comprehensive loss	(174)	(105)
Purchase of noncontrolling interests	(60)	(9)
Reclassification from Total Equity to Redeemable Noncontrolling Interests (2)	(1,500)	1,500
Reclassification of guaranteed dividends and recurring compensation to other accrued liabilities	—	(62)
Other	17	—
Balance, March 31, 2015	$84	$1,386

(1)	Includes the Guaranteed Dividend of $50 million for Celesio’s fiscal year ended December 31, 2014 and the Compensation Amount of $12 million for the fourth quarter of 2015

(2)	Includes net foreign currency losses of $138 million attributable to noncontrolling interests
The effect of changes in our ownership interests with noncontrolling interests on our equity of $2 million was recorded as a net decrease to McKesson’s stockholders’ paid-in capital during 2015. Net income attributable to McKesson and transfers from noncontrolling interests amounted to $1,474 million during 2015.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

4.	Discontinued Operations
During the fourth quarter of 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business and a small business from our Distribution Solutions segment, as well as a small business from our Technology Solutions segment. We acquired the Brazilian distribution business through our February 2014 acquisition of Celesio.
In 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and certain businesses from our Distribution Solutions segment. During the first quarter of 2015, we decided to retain the workforce business within our International Technology business. This business consists of workforce management solutions for the National Health Service in the United Kingdom, which we will transition to another service provider during the first quarter of 2016. As a result, the workforce business, which had been designated as a discontinued operation since the first quarter of 2014, was reclassified to continuing operations in the first quarter of 2015. During the first quarter of 2015, we also recorded a non-cash pre-tax charge of $34 million ($27 million after-tax) primarily relating to depreciation and amortization expense for the period in 2014 while the business was classified as held for sale. The non-cash charge was recorded in our consolidated statement of operations primarily in cost of sales.
As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all applicable periods presented in our consolidated financial statements. Depreciation and amortization expense is not recognized from the date the businesses are classified as held for sale.
A summary of results of discontinued operations is as follows:

	Years Ended March 31,
(In millions)	2015	2014	2013
Revenues	$2,196	$637	$259

Loss from discontinued operations	$(321)	$(177)	$(32)
Loss on sale	(6)	(5)	—
Loss from discontinued operations before income tax	(327)	(182)	(32)
Income tax benefit	28	26	7
Loss from discontinued operations, net of tax	$(299)	$(156)	$(25)
Fiscal 2015
During the second quarter of 2015, we completed the sale of a software business within our International Technology business and recorded a pre-tax and after-tax loss of $6 million.
During the fourth quarter of 2015, we recorded $241 million pre-tax ($235 million after-tax) non-cash impairment charges to reduce the carrying value of our Brazilian distribution business to its estimated fair value, less cost to sell. The impairment charge reduced the carrying value of property, plant and equipment, other long-lived assets and goodwill by $31 million. The remaining difference between the business’ fair value and carrying value of $210 million was recorded as a liability and was included in other accrued liabilities in our consolidated balance sheet. Cumulative foreign currency translation losses of $17 million were included in the assessment of this business’ carrying value for purposes of calculating the impairment charge. Cumulative foreign currency translation losses (net of tax) are included in Accumulated Other Comprehensive Income on our consolidated balance sheet at March 31, 2015. The ultimate loss from the sale may be higher or lower than our current assessment of the business’ fair value.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fiscal 2014
During the third quarter of 2014, we sold our Hospital Automation business for net cash proceeds of $55 million and recorded a pre-tax and after-tax loss of $5 million and $7 million.
During the third quarter of 2014, we recorded an $80 million non-cash pre-tax and after-tax impairment charge to reduce the carrying value of our International Technology business to its estimated fair value less costs to sell. The impairment charge was primarily attributed to goodwill and other long-lived assets and as a result, there was no tax benefit associated with this charge.
The assets and liabilities of our discontinued operations were classified as held-for-sale effective in 2014. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our consolidated balance sheet at March 31, 2015 and 2014. The carrying values of the assets and liabilities classified as held-for-sale were $660 million and $663 million at March 31, 2015.

5.	Asset Impairments and Product Alignment Charges
In 2014 and 2013, we recorded asset impairments and product alignment charges of $57 million and $46 million in our Technology Solutions segment.
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
Fiscal 2013
During the fourth quarter of 2013, we recorded $46 million of non-cash pre-tax impairment charges. These charges were the result of a significant decrease in estimated revenues for a software product. The charge included a $36 million goodwill impairment to reduce the carrying value of goodwill within the applicable reporting unit to its implied fair value. In addition, the goodwill had a nominal tax basis. This impairment charge was recorded in operating expenses within our consolidated statement of operations. Refer to Financial Note 20, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement. The balance of the charge also represents a $10 million impairment to reduce the carrying value of the unamortized capitalized software held for sale costs for this product to its net realizable value. We concluded that the estimated future undiscounted revenues, net of estimated related costs, were insufficient to recover its carrying value. This impairment charge was recorded in cost of sales within our consolidated statement of operations.

6.	Equity Investments
We own a 45% interest in Brocacef Holding N.V. (“Brocacef”), which provides, through its subsidiaries, wholesale distribution services and supplies pharmaceutical and other healthcare products to pharmacies, retailers and hospitals in the Netherlands. During the third quarter of 2015, we announced that Brocacef intends to purchase Mediq Apotheken Beheer B.V., which owns and operates pharmacies in the Netherlands. This acquisition is subject to customary closing conditions including regulatory clearances and approval of the relevant competition authorities but is expected to close during the first half of 2016.
During 2013, we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V. (“Nadro”) and in the fourth quarter of 2013 we recorded a pre-tax impairment charge of $191 million reducing the investment’s carrying value to its estimated fair value. Cumulative foreign currency translation losses of $69 million were included in the assessment of the investment’s carrying value for purposes of calculating the impairment charge. The impairment charge was recorded in impairment of an equity investment in the consolidated statements of operations within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In September 2013, we completed the sale of our 49% equity interest in Nadro. Under the terms of the agreement, we received $41 million in total cash consideration. There was no material gain or loss on the disposition based on the adjusted fair value of the investment at the time of the sale. Prior to the sale, our investment in Nadro was accounted for under the equity method of accounting within our Distribution Solutions segment.

7.	Share-Based Compensation
We provide share-based compensation to our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock units (“RSUs”), performance-based restricted stock units (“PeRSUs”) and total shareholder return units (“TSRUs”) (collectively, “share-based awards”). Most of our share-based awards are granted in the first quarter of each fiscal year.
Compensation expense for the share-based awards is recognized for the portion of awards ultimately expected to vest. We estimate the number of share-based awards that will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period and is adjusted when actual forfeitures occur. The actual forfeitures in future reporting periods could be higher or lower than current estimates.
The compensation expense recognized has been classified in the consolidated statements of operations or capitalized in the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2015, 2014 and 2013.
Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2015	2014	2013
Restricted stock unit awards (1)	$137	$126	$132
Stock options	24	22	24
Employee stock purchase plan	13	12	11
Share-based compensation expense	174	160	167
Tax benefit for share-based compensation expense (2)	(61)	(55)	(59)
Share-based compensation expense, net of tax	$113	$105	$108

(1)	Includes compensation expense recognized for RSUs, PeRSUs and TSRUs. Our TSRUs were awarded beginning in 2015.

(2)	Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.
Stock Plans
In July 2013, our stockholders approved the 2013 Stock Plan to replace the 2005 Stock Plan. These stock plans provide our employees, officers and non-employee directors the opportunity to receive equity-based, long-term incentives in the form of stock options, restricted stock, RSUs, PeRSUs, TSRUs and other share-based awards. The 2013 Stock Plan reserves 30 million shares plus the remaining number of shares reserved but unused under the 2005 Stock Plan. As of March 31, 2015, 30 million shares remain available for future grant under the 2013 Stock Plan.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Stock Options
Stock options are granted with an exercise price at no less than the fair market value and those options granted under the stock plans generally have a contractual term of seven years and follow a four-year vesting schedule.
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

Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2015	2014	2013
Expected stock price volatility	22%	22%	27%
Expected dividend yield	0.6%	0.7%	0.9%
Risk-free interest rate	1.3%	0.7%	0.8%
Expected life (in years)	4	4	5
The following is a summary of stock options outstanding at March 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$40.46	–	$133.27	4	3	$79.38	2	$68.80
133.28	–	226.05	1	6	182.38	—	155.87
			5			2

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes stock option activity during 2015:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2014	6	$78.07	4	$473
Granted	1	184.84
Exercised	(2)	67.64
Outstanding, March 31, 2015	5	$95.01	4	$539

Vested and expected to vest (1)	5	$95.01	4	$538
Vested and exercisable, March 31, 2015	2	69.27	3	363

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2015	2014	2013
Weighted-average grant date fair value per stock option	$35.49	$21.45	$19.63
Aggregate intrinsic value on exercise	$153	$144	$107
Cash received upon exercise	$76	$111	$106
Tax benefits realized related to exercise	$60	$55	$41
Total fair value of stock options vested	$20	$24	$24
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$22	$29	$37
Weighted-average period in years over which stock option compensation cost is expected to be recognized	2	1	1
Restricted Stock Unit Awards
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
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2015, approximately 158,000 RSUs for our directors are vested.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

PeRSUs are RSUs for which the number of RSUs awarded is conditional upon the attainment of one or more performance objectives over a specified period. Each year, the Compensation Committee approves the target number of PeRSUs representing the base number of awards that could be granted if performance goals are attained. PeRSUs are accounted for as variable awards until the performance goals are reached at which time the grant date is established. Total compensation expense for PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the compensation expense for PeRSUs is re-computed using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. We recognize compensation expense for these awards on a straight-line basis over the requisite aggregate service period of generally four years.
TSRUs replace PeRSUs for our executive officers beginning in 2015. The number of vested TSRUs is assessed at the end of a three-year performance period and is conditioned upon attainment of a total shareholder return metric relative to a peer group of companies. We use the Monte Carlo simulation model to measure the fair value of TSRUs. TSRUs have a requisite service period of approximately 3 years. For TSRUs that are designated as equity awards, the fair value is measured at the grant date and expense is attributed to the requisite service period on a straight-line basis. For TSRUs that are eligible for cash settlement and designated as liability awards, we measure the fair value at the end of each reporting period and expense is recognized for services rendered based on the adjusted fair value of the awards. The weighted-average assumptions used to estimate the fair value of TSRUs included expected dividend yield of 0.5%, risk-free interest rate of 0.7%, expected stock volatility of 21.3% and contractual term of 3 years.
The following table summarizes restricted stock unit award activity during 2015:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2014	4	$93.25
Granted	1	187.03
Vested	(1)	84.28
Nonvested, March 31, 2015	4	$129.57
The following table provides data related to restricted stock unit award activity:

	Years Ended March 31,
(In millions)	2015	2014	2013
Total fair value of shares vested	$126	$184	$66
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$206	$236	$210
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	2	2	2
Employee Stock Purchase Plan (“ESPP”)
The Company has an ESPP under which 21 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. Shares issued under the ESPP were not material in 2015 and 2014 and 1 million in 2013. At March 31, 2015, 5 million shares remain available for issuance.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

8.	Other Income, Net

	Years Ended March 31,
(In millions)	2015	2014	2013
Interest income	$20	$16	$22
Equity in earnings (loss), net (1)	12	—	3
Other, net (1)	31	16	9
Total	$63	$32	$34

(1)	Primarily recorded within our Distribution Solutions segment.

9.	Income Taxes

	Years Ended March 31,
(In millions)	2015	2014	2013
Income from continuing operations before income taxes
U.S.	$1,893	$1,554	$1,562
Foreign	764	617	388
Total income from continuing operations before income taxes	$2,657	$2,171	$1,950
Income tax expense related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2015	2014	2013
Current
Federal	$453	$484	$(84)
State	90	64	14
Foreign	101	193	46
Total current	644	741	(24)

Deferred
Federal	195	24	538
State	53	10	80
Foreign	(77)	(18)	(7)
Total deferred	171	16	611
Income tax expense	$815	$757	$587
During 2015, 2014 and 2013, income tax expense related to continuing operations was $815 million, $757 million and $587 million and included net discrete tax benefit of $33 million, net discrete tax expense of $94 million and net discrete tax benefit of $29 million. Our discrete tax expense for 2014 is primarily related to a $122 million charge regarding an unfavorable decision from the Tax Court of Canada with respect to transfer pricing issues. The 2013 federal and state current income tax expense reflects the utilization of alternative minimum tax credit carryforwards.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We have received reassessments from the Canada Revenue Agency (“CRA”) related to a transfer pricing matter impacting years 2003 through 2010, and have filed Notices of Appeal to the Tax Court of Canada for all of these years. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the 2003 reassessment and we have filed a Notice of Appeal to the Federal Court of Appeal regarding this tax year. After the close of 2015, we reached an agreement in principle with the CRA to settle the transfer pricing matter for years 2003 through 2010. Since the agreement in principle did not occur within 2015, we have not reflected this potential settlement in our 2015 financial statements. We will record the final settlement amount in a subsequent quarter and do not expect it to have a material impact to income tax expense.
During 2015, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006 and recognized discrete tax benefits of $55 million to record previously unrecognized tax benefits and related interest.
The IRS has been examining our U.S. corporation income tax returns for 2007 through 2009. We anticipate that they will issue a Revenue Agent Report in 2016 to disclose the results of their audit and any proposed assessments. The CRA is currently examining our Canadian income tax returns for years 2011 through 2013. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
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
The reconciliation between our effective tax rate on income from continuing operations and statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2015	2014	2013
Income tax expense at federal statutory rate	$930	$760	$683
State income taxes net of federal tax benefit	81	57	58
Foreign income taxed at various rates	(247)	(177)	(143)
Canadian litigation	—	122	—
Controlled substance distribution reserve	58	—	—
Unrecognized tax benefits and settlements	10	(6)	1
Tax credits	(10)	(6)	(13)
Other, net	(7)	7	1
Income tax expense	$815	$757	$587
At March 31, 2015, undistributed earnings of our foreign operations totaling $4,916 million were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Deferred tax balances consisted of the following:

	March 31,
(In millions)	2015	2014
Assets
Receivable allowances	$83	$94
Deferred revenue	72	136
Compensation and benefit related accruals	681	632
Net operating loss and credit carryforwards	316	337
Other	266	287
Subtotal	1,418	1,486
Less: valuation allowance	(229)	(200)
Total assets	1,189	1,286
Liabilities
Inventory valuation and other assets	(2,333)	(2,161)
Fixed assets and systems development costs	(324)	(320)
Intangibles	(1,073)	(1,477)
Other	(61)	(117)
Total liabilities	(3,791)	(4,075)
Net deferred tax liability	$(2,602)	$(2,789)

Current net deferred tax asset	$26	$42
Current net deferred tax liability	(1,819)	(1,588)
Long-term deferred tax asset	50	19
Long-term deferred tax liability	(859)	(1,262)
Net deferred tax liability	$(2,602)	$(2,789)
We assess the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized.  As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions.  The increase in valuation allowances in the current year relate primarily to net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized.
We have federal, state and foreign net operating loss carryforwards of $44 million, $1,930 million and $711 million. The federal and state net operating losses will expire at various dates from 2016 through 2035. Substantially all of our foreign net operating losses have indefinite lives.
The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2015	2014	2013
Unrecognized tax benefits at beginning of period	$647	$560	$595
Additions based on tax positions related to prior years	62	106	46
Reductions based on tax positions related to prior years	(18)	(23)	(106)
Additions based on tax positions related to current year	27	23	31
Reductions based on settlements	(65)	(4)	(2)
Reductions based on the lapse of the applicable statutes of limitations	(12)	(7)	(2)
Exchange rate fluctuations	(25)	(8)	(2)
Unrecognized tax benefits at end of period	$616	$647	$560

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Of the total $616 million in unrecognized tax benefits at March 31, 2015, $457 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $137 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on unrecognized tax benefits as income tax expense. In 2015 and 2014, we recognized an income tax benefit of $24 million and income tax expense of $48 million related to interest and penalties in our consolidated statements of operations. The income tax benefit for interest and penalties recognized in 2015 was primarily due to the lapses of statutes of limitations. The income tax expense for interest and penalties recognized in 2014 was primarily due to the additional interest resulting from the increase of our Canadian gross unrecognized tax benefits. At March 31, 2015 and 2014, we had $122 million and $179 million accrued for the payment of interest and penalties on unrecognized tax benefits.

10.	Earnings Per Common Share
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
The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2015	2014	2013
Income from continuing operations	$1,842	$1,414	$1,363
Net loss (income) attributable to noncontrolling interests	(67)	5	—
Income from continuing operations attributable to McKesson	1,775	1,419	1,363
Loss from discontinued operations, net of tax	(299)	(156)	(25)
Net income attributable to McKesson	$1,476	$1,263	$1,338

Weighted average common shares outstanding:
Basic	232	229	235
Effect of dilutive securities:
Options to purchase common stock	1	1	1
Restricted stock units	2	3	3
Diluted	235	233	239

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$7.54	$6.08	$5.69
Discontinued operations	(1.27)	(0.67)	(0.10)
Total	$6.27	$5.41	$5.59
Basic
Continuing operations	$7.66	$6.19	$5.81
Discontinued operations	(1.29)	(0.68)	(0.10)
Total	$6.37	$5.51	$5.71

(1)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 1 million, 2 million and 2 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share in 2015, 2014 and 2013, as they were anti-dilutive.

11.	Receivables, Net

	March 31,
(In millions)	2015	2014
Customer accounts	$13,117	$12,169
Other	2,965	1,740
Total	16,082	13,909
Allowances	(168)	(129)
Net	$15,914	$13,780
Other receivables primarily include amounts due from suppliers and customer unbilled receivables. The allowances are primarily for estimated uncollectible accounts.

12.	Property, Plant and Equipment, Net

	March 31,
(In millions)	2015	2014
Land	$207	$221
Building, machinery, equipment and other	3,237	3,155
Total property, plant and equipment	3,444	3,376
Accumulated depreciation	(1,399)	(1,180)
Property, plant and equipment, net	$2,045	$2,196

13.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2013	$4,413	$1,992	$6,405
Goodwill acquired	3,649	—	3,649
Amount reclassified to assets held-for-sale	(1)	(127)	(128)
Acquisition accounting, transfers and other adjustments	13	(12)	1
Foreign currency translation adjustments, net	4	(4)	—
Balance, March 31, 2014	$8,078	$1,849	$9,927
Goodwill acquired	93	—	93
Amount reclassified to assets held-for-sale	(14)	(1)	(15)
Acquisition accounting, transfers and other adjustments	625	—	625
Foreign currency translation adjustments, net	(788)	(25)	(813)
Balance, March 31, 2015	$7,994	$1,823	$9,817

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

As of March 31, 2015 and 2014, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	March 31, 2015				March 31, 2014
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	8	$2,683	$(1,116)	$1,567	$3,235	$(863)	$2,372
Service agreements	15	957	(215)	742	995	(173)	822
Pharmacy licenses	26	874	(65)	809	1,219	(11)	1,208
Trademarks and trade names	15	315	(82)	233	367	(59)	308
Technology	3	213	(184)	29	219	(173)	46
Other	4	162	(101)	61	166	(51)	115
Total		$5,204	$(1,763)	$3,441	$6,201	$(1,330)	$4,871
Amortization expense of intangible assets was $494 million, $319 million and $215 million for 2015, 2014 and 2013. Estimated annual amortization expense of intangible assets is as follows: $419 million, $389 million, $360 million, $332 million and $303 million for 2016 through 2020, and $1,638 million thereafter. All intangible assets were subject to amortization as of March 31, 2015 and 2014.

14.	Capitalized Software Held for Sale, Net
Changes in the carrying amount of capitalized software held for sale, net, which is included in other assets in the consolidated balance sheets, were as follows:

	Years Ended March 31,
(In millions)	2015	2014	2013
Balance, at beginning of period	$103	$126	$144
Amounts capitalized	34	40	49
Amortization expense	(40)	(50)	(56)
Impairment charges	—	(12)	(10)
Foreign currency translations adjustments, net	(6)	(1)	(1)
Balance, at end of period	$91	$103	$126
Additionally, third party royalty fees paid were $91 million, $91 million and $88 million during 2015, 2014 and 2013.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

15.	Debt and Financing Activities
Information regarding long-term debt is as follows:

	March 31,
(In millions)	2015	2014
Denominated in U.S. Dollars
Floating Rate Notes due September 10, 2015	$400	$400
0.95% Notes due December 4, 2015	500	499
3.25% Notes due March 1, 2016	600	599
5.70% Notes due March 1, 2017	500	500
1.29% Notes due March 10, 2017	700	700
1.40% Notes due March 15, 2018	499	499
7.50% Notes due February 15, 2019	349	349
2.28% Notes due March 15, 2019	1,100	1,100
4.75% Notes due March 1, 2021	599	598
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
7.65% Debentures due March 1, 2027	175	175
6.00% Notes due March 1, 2041	493	493
4.88% Notes due March 15, 2044	800	800
Other	26	27
Denominated in Euro and other foreign currencies
4.00% Bonds due October 18, 2016	388	507
4.50% Bonds due April 26, 2017	563	737
Promissory Notes	—	297
Bank liabilities and other	117	166
Total debt	9,709	10,346
Less current portion	(1,529)	(1,417)
Total long-term debt	$8,180	$8,929
Long-Term Debt
On March 5, 2014, we issued floating rate notes due September 10, 2015 in an aggregate principal amount of $400 million (“Floating Rate Notes”), 1.29% notes due March 10, 2017 in an aggregate principal amount of $700 million (“2017 Notes”), 2.28% notes due March 15, 2019 in an aggregate principal amount of $1,100 million (“2019 Notes”), 3.80% notes due March 15, 2024 in an aggregate principal amount of $1,100 million (“2024 Notes”) and 4.88% notes due March 15, 2044 in an aggregate principal amount of $800 million (“2044 Notes”). The Floating Rate Notes bear interest at a floating rate equal to the three-month London Interbank Offered Rate plus 0.40% (0.66% at March 31, 2015) with interest payable quarterly on March 10, June 10, September 10 and December 10 of each year. Interest on the 2017 Notes is payable on March 10 and September 10 of each year. Interest on the 2019 Notes, the 2024 Notes and the 2044 Notes is payable on March 15 and September 15 of each year. We utilized the net proceeds from the issuance of these notes (each note constitutes a “Series”) of $4,068 million, net of discounts and offering expenses, to repay the borrowings under our 2014 Bridge Loan, as further described below.
On March 8, 2013, we issued 1.40% notes due March 15, 2018 in an aggregate principal amount of $500 million and 2.85% notes due March 15, 2023 in an aggregate principal amount of $400 million. Interest on these notes is payable on March 15 and September 15 of each year. We utilized the net proceeds from the issuance of these notes (each note constitutes a “Series”) of $891 million, net of discounts and offering expenses, to repay the borrowings under our 2013 Bridge Loan, as further described below.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On December 4, 2012, we issued 0.95% notes due December 4, 2015 in an aggregate principal amount of $500 million (“2015 Notes”) and 2.70% notes due December 15, 2022 in an aggregate principal amount of $400 million (“2022 Notes”). Interest on the 2015 Notes is payable on June 4 and December 4 of each year and interest on the 2022 Notes is payable on June 15 and December 15 of each year. We utilized the net proceeds from the issuance of these notes (each note constitutes a “Series”) of $892 million, net of discounts and offering expenses, for general corporate purposes and replenishing working capital that was used to repay long-term debt that matured.
Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and, from time-to-time, future unsecured and unsubordinated indebtedness outstanding. Each Series is governed by materially similar indentures and officers’ certificate specifying certain terms of each Series. With the exception of the Floating Rate Notes, upon 30 days notice to holders of a Series, we may redeem that Series at any time prior to maturity, in whole or in part, for cash at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture and officers’ certificate relating to that Series. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price in cash equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not incur liens, enter into sale and leaseback transactions or consolidate, merge or sell all or substantially all of our assets. The indentures also contain customary events of default provisions.
We also have Euro-denominated corporate bonds consisting of 4.00% bonds due October 18, 2016 and 4.50% bonds due April 26, 2017. Interest on these bonds is due annually each year. At March 31, 2015 and 2014, $388 million and $507 million of the 4.00% bonds and $563 million and $737 million of the 4.50% bonds, for a total of $951 million and $1,244 million, were outstanding. At March 31, 2014, these bonds were classified within current liabilities as bondholders had the option to redeem the bonds at par value plus accrued interest. This redemption option expired during the first quarter of 2015 and the remaining bonds outstanding will mature according to their respective maturity dates. Accordingly, these bonds were reclassified as long-term debt effective in the first quarter of 2015.
We also have a Euro-denominated term loan due December 15, 2019 with a current variable interest rate of 1.93%. At March 31, 2015 and 2014, the outstanding balance of the term loan was $89 million and $100 million. At March 31, 2014, we also had $297 million in Euro-denominated promissory notes outstanding which were all repaid during 2015.
In 2014, we repaid our $350 million 6.50% Notes due February 15, 2014 and in 2013, we repaid our $500 million 5.25% Notes due March 1, 2013. In 2013, we also repaid the debt we assumed in connection with our acquisition of PSSI comprised of 6.375% Senior Notes due 2022 and 3.125% Senior Convertible Notes due 2014 for $643 million including accrued interest using cash on hand and borrowings under our 2013 Bridge Loan, as further described below.
Scheduled future payments of long-term debt are $1,529 million in 2016, $1,619 million in 2017, $1,086 million in 2018, $1,474 million in 2019, $19 million in 2020 and $3,982 million thereafter.
Senior Bridge Term Loan Facilities
In connection with our acquisition of Celesio, in January 2014, we entered into a $5.5 billion 364‑day unsecured Senior Bridge Term Loan Agreement (the “2014 Bridge Loan”) under terms substantially similar to those in our existing revolving credit facility. On February 4, 2014, we borrowed $4,957 million under this facility with such proceeds and cash on hand used to fund the acquisition of Celesio. On March 10, 2014, we repaid $4,076 million of the 2014 Bridge Loan borrowings with funds obtained from the issuance of long-term debt. On March 11, 2014, we repaid the remaining balance of the 2014 Bridge Loan borrowings using funds drawn on our Accounts Receivable Sales Facility and cash on hand. On April 30, 2014, the commitments under the 2014 Bridge Loan automatically terminated upon the settlement of the tender offers for the remaining common shares of Celesio. During the time it was outstanding, the 2014 Bridge Loan borrowings bore interest at 1.39% per annum, based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Interest expense for 2014 included a total of $46 million of fees related to the 2014 Bridge Loan and a bridge loan agreement entered into during the third quarter of 2014 in anticipation of an earlier acquisition of Celesio.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In connection with our acquisition of PSSI, in December 2012, we entered into a $2.1 billion unsecured Senior Bridge Term Loan Agreement (“2013 Bridge Loan”). In February 2013, we reduced the 2013 Bridge Loan commitment to $900 million. On February 22, 2013, we borrowed $900 million under the 2013 Bridge Loan with such proceeds and cash on hand used to redeem the assumed debt from PSSI and pay the equity shareholders of PSSI. On March 8, 2013, we repaid the 2013 Bridge Loan borrowings with funds obtained from the issuance of long-term debt and the bridge loan agreement was subsequently terminated. During the time it was outstanding, the 2013 Bridge Loan borrowings bore interest at 1.20% per annum, based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Interest expense for 2013 included $11 million of fees related to the 2013 Bridge Loan.
Accounts Receivable Facilities
In November 2014, we extended our existing Accounts Receivable Sales Facility (the “Facility”) for a two-year period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The Facility will expire in November 2016.
In 2015, 2014 and 2013, we borrowed nil, $550 million and $1,325 million under the Facility and we repaid nil, $550 million and $1,725 million. At March 31, 2015 and 2014, there were no secured borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At March 31, 2015 and 2014, we were in compliance with all financial covenants.
We also have Accounts Receivable Factoring Facilities (the “Factoring Facilities”) denominated in foreign currencies with a total committed balance of $169 million. Transactions under these facilities are accounted for as secured borrowings and have interest rates ranging from 0.85% to 1.26%. These facilities will expire through January 2016 and we may renew certain facilities before their expiration. During the 2015 and 2014, we borrowed $2,875 million and $570 million and repaid $2,908 million and $575 million in short-term borrowings under these facilities. At March 31, 2015 and 2014, there were $135 million and $246 million in secured borrowings and related accounts receivable outstanding under these facilities, which are included in short-term borrowings and receivables in our consolidated balance sheet.
Revolving Credit Facilities and Lines of Credit
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this credit facility during 2015, 2014 and 2013. As of March 31, 2015 and 2014, there were no borrowings outstanding under this credit facility.
We also have a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018.  Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. During 2015 and 2014, there were no borrowings under this facility and no amounts outstanding as of March 31, 2015 and 2014.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $1.4 billion. These credit lines have interest rates ranging from 0.20% to 6.00% with interest payable monthly. During 2015, we borrowed $225 million and repaid $267 million under these credit lines primarily related to short‑term borrowings. Borrowings and repayments during 2014 were not material. As of March 31, 2015 and 2014, there were $29 million and $65 million outstanding under these credit lines.
Commercial Paper: There were no commercial paper issuances during 2015, 2014 and 2013 and no amounts outstanding at March 31, 2015 and 2014.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Debt Covenants: Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our $1.3 billion unsecured revolving credit facility, which cannot exceed 65%. For the purpose of calculating this ratio, borrowings under the $1.35 billion Accounts Receivable Sales Facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2015, we were in compliance with our financial covenants.

16.	Variable Interest Entities
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
Consolidated Variable Interest Entities
We consolidate VIEs when we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, are considered the primary beneficiary of the VIE. We consolidate certain single-lessee leasing entities where we, as the lessee, have the majority risk of the leased assets due to our minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide us with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs have an immaterial impact on our consolidated statements of operations and cash flows. Total assets and liabilities included in our consolidated balance sheet for these VIEs were $144 million and $51 million at March 31, 2015 and $160 million and $75 million at March 31, 2014.
Investments in Unconsolidated Variable Interest Entities
We are involved with VIEs which we do not consolidate because we do not have the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiary of the entities. Our relationships include equity investments and lending, leasing, contractual or other relationships with the VIEs. Our most significant relationships are with oncology and other specialty practices. Under these practice arrangements, we generally own or lease all of the real estate and equipment used by the affiliated practices and manage the practices’ administrative functions. We also have relationships with certain pharmacies in Europe with whom we may provide financing, have equity ownership and/or a supply agreement whereby we supply the vast majority of the pharmacies’ purchases. Our maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.2 billion at March 31, 2015 and 2014, which primarily represents the value of intangible assets related to service agreements and lease and loan receivables. These amounts exclude the customer loan guarantees discussed in Financial Note 22, “Financial Guarantees and Warranties.” We believe that there is no material loss exposure on these assets or from these relationships.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

17.	Pension Benefits
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
Our non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway, United Kingdom and Germany. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation. The obligations in Norway are largely related to the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law. The shortfall may not exceed 1% of the obligation. If the shortfall exceeds this threshold, it must be remedied within two years. In the United Kingdom, we have subsidiaries that participate in a joint pension plan. This plan is largely funded by contractual trust arrangements that hold Company assets that may only be used to pay pension obligations. The Trustee Board decides on the minimum contribution to the plan in association with selected employees of the entity. A valuation is performed at regular intervals in order to determine the amount of the contribution and to ensure that the minimum contribution is made. The pension obligation in Germany is unfunded with the exception of the contractual trust arrangement used to fund pensions of Celesio’s Management Board.
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end.
The net periodic expense for our pension plans, which includes net pension expense of Celesio beginning February 2014, is as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2015	2014	2013	2015	2014	2013
Service cost - benefits earned during the year	$1	$4	$4	$16	$6	$3
Interest cost on projected benefit obligation	19	19	21	34	11	7
Expected return on assets	(21)	(20)	(20)	(30)	(12)	(8)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	19	32	28	3	4	4
Curtailment/settlement loss (gain)	—	—	—	6	(1)	—
Net periodic pension expense	$18	$35	$33	$29	$8	$6
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Years Ended March 31,		Years Ended March 31,
(In millions)	2015	2014	2015	2014
Change in benefit obligations
Benefit obligation at beginning of period (1)	$540	$580	$934	$156
Service cost	1	4	16	6
Interest cost	19	19	34	11
Actuarial loss (gain)	53	(24)	194	15
Benefit payments	(30)	(30)	(49)	(12)
Amendments	—	(9)	(6)	—
Acquisitions	—	—	—	740
Foreign exchange impact and other	—	—	(160)	18
Benefit obligation at end of period (1)	$583	$540	$963	$934

Change in plan assets
Fair value of plan assets at beginning of period	$300	$290	$590	$135
Actual return on plan assets	16	28	88	11
Employer and participant contributions	12	12	73	12
Benefits paid	(30)	(30)	(49)	(10)
Acquisitions	—	—	—	426
Foreign exchange impact and other	—	—	(90)	16
Fair value of plan assets at end of period	$298	$300	$612	$590

Funded status at end of period	$(285)	$(240)	$(351)	$(344)

Amounts recognized on the balance sheet
Current liabilities	$(17)	$(13)	$(6)	$(9)
Long-term liabilities	(268)	(227)	(345)	(335)
Total	$(285)	$(240)	$(351)	$(344)

(1)	The benefit obligation is the projected benefit obligation.
The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Projected benefit obligation	$583	$540	$963	$934
Accumulated benefit obligation	583	540	897	894
Fair value of plan assets	298	300	612	590

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Net actuarial loss	$220	$188	$175	$71
Prior service credit	—	(7)	(6)	—
Total	$220	$181	$169	$71
Other changes in accumulated other comprehensive income (pre-tax) were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2015	2014	2013	2015	2014	2013
Net actuarial loss (gain)	$58	$(31)	$59	$117	$12	$11
Prior service credit	—	(8)	—	(8)	—	—
Amortization of:
Net actuarial loss	(27)	(32)	(27)	(5)	(4)	(4)
Prior service credit (cost)	8	—	(1)	2	2	—
Foreign exchange impact and other	—	(1)	—	(8)	4	(4)
Total recognized in other comprehensive loss (income)	$39	$(72)	$31	$98	$14	$3
We expect to amortize $1 million of prior service credit and $47 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2016. Comparable 2015 amounts were $7 million of prior service credit and $31 million of actuarial loss.
Projected benefit obligations related to our unfunded U.S. plans were $189 million and $188 million at March 31, 2015 and 2014. Pension obligations for our unfunded plans are based on the recommendations of independent actuaries. Projected benefit obligations relating to our unfunded non-U.S. plans were $222 million and $260 million at March 31, 2015 and 2014. Funding obligations for our non-U.S. plans vary based on the laws of each non-U.S. jurisdiction.
Expected benefit payments, including assumed executive lump sum payments, for our pension plans are as follows: $74 million, $172 million, $75 million, $94 million and $66 million for 2016 to 2020 and $333 million for 2021 through 2025. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $54 million for 2016.
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
	2015	2014	2013	2015	2014	2013
Net periodic pension expense
Discount rates	3.74%	3.39%	4.11%	3.85%	3.95%	4.50%
Rate of increase in compensation	4.00	4.00	4.00	3.11	2.66	3.10
Expected long-term rate of return on plan assets	7.25	7.25	7.25	5.39	5.71	6.13
Benefit obligation
Discount rates	3.18%	3.58%	3.40%	2.50%	3.92%	4.10%
Rate of increase in compensation	4.00	4.00	4.00	3.24	3.27	3.05

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Our defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2015, our U.S. defined benefit liabilities are valued using a weighted average discount rate of 3.18%, which represents a decrease of 40 basis points from our 2014 weighted-average discount rate of 3.58%. Our non-U.S defined benefit pension plan liabilities are valued using a weighted-average discount rate of 2.50%, which represents a decrease of 142 basis points from our 2014 weighted-average discount rate of 3.92%.
Sensitivity to changes in the weighted-average discount rate for our pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) on projected benefit obligation	$(41)	$48	$(149)	$180
Increase (decrease) on net periodic pension cost	(3)	4	(2)	5
Plan Assets
Investment Strategy: The overall objective for U. S. pension plan assets is to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments are made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
The target allocations for U.S. plan assets at March 31, 2015 and 2014 are 50% equity investments, 45% fixed income investments including cash and cash equivalents and 5% real estate. Equity investments include common stock, preferred stock, and equity commingled funds. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. The real estate investment is in a commingled real estate fund.
For both U.S. and non-U.S. plan assets, the investment strategies are subject to local regulations and the asset/liability profiles of the plans in each individual country. Plan assets of the non-U.S. plans are broadly invested in a manner appropriate to the nature and duration of the expected future retirement benefits payable under the plans. Plan assets are primarily invested in high-quality corporate and government bond funds and equity securities. Assets are properly diversified to avoid excessive reliance on any particular asset, issuer or group of undertakings so as to avoid accumulations of risk in the portfolio as a whole.
We develop the expected long-term rate of return assumption based on the projected performance of the asset classes in which plan assets are invested. The target asset allocation was determined based on the liability and risk tolerance characteristics of the plans and at times may be adjusted to achieve overall investment objectives.
Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2015 and 2014, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2015				March 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55	$1	$—	$56	$8	$—	$—	$8
Equity securities:
Common and preferred stock	18	—	—	18	—	—	—	—
Equity commingled funds	—	138	—	138	7	149	—	156
Fixed income securities:
Government securities	—	14	—	14	26	53	—	79
Corporate bonds	—	14	—	14	—	13	—	13
Mortgage-backed securities	—	14	—	14	—	—	—	—
Asset-backed securities and other	—	26	—	26	—	—	—	—
Fixed income commingled funds	—	—	—	—	64	127	—	191
Other:
Real estate funds	—	—	18	18	—	—	26	26
Other commingled funds	—	—	—	—	—	13	—	13
Other	—	—	—	—	7	115	4	126
Total	$73	$207	$18	$298	$112	$470	$30	$612

	U.S. Plans				Non-U.S. Plans
	March 31, 2014				March 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$—	$—	$8	$7	$—	$—	$7
Equity securities:
Common and preferred stock	19	—	—	19	—	—	—	—
Equity commingled funds	—	132	—	132	6	157	—	163
Fixed income securities:
Government securities	—	7	—	7	4	—	—	4
Corporate bonds	—	22	—	22	6	236	—	242
Mortgage-backed securities	—	10	—	10	—	—	—	—
Asset-backed securities and other	—	22	—	22	—	—	—	—
Fixed income commingled funds	—	63	—	63	—	45	—	45
Other:
Real estate funds	—	—	16	16	—	19	7	26
Other commingled funds	—	—	—	—	3	49	—	52
Other	—	—	—	—	—	46	5	51
Total	$27	$256	$16	299	$26	$552	$12	590
Receivables (1)				1				—
Total				$300				$590

(1)	Represents pending trades at March 31, 2014.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Cash and cash equivalents - Cash and cash equivalents include short-term investment funds that maintain daily liquidity and aim to have constant unit values of $1.00. The funds invest in short-term fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and high credit quality. Directly held cash and cash equivalents are classified as Level 1 investments. Cash and cash equivalents include money market funds and other commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 1 investments.
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
Fixed income commingled funds - Some fixed income investments are held in exchange traded or commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 1 or 2 investments.
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
Other - At March 31, 2015, this includes $39 million of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table represents a reconciliation of Level 3 plan assets held during the years ended March 31, 2015 and 2014:

	U.S. Plans			Non-U.S. Plans
(In millions)	Real Estate Funds	Other	Total	Real Estate Funds	Other	Total
Balance at March 31, 2013	$14	$—	$14	$5	$—	$5
Acquisitions	—	—	—	1	5	6
Unrealized gain on plan assets still held	2	—	2	1	—	1
Purchases, sales and settlements	—	—	—	—	—	—
Balance at March 31, 2014	$16	$—	$16	$7	$5	$12
Acquisitions	—	—	—	—	—	—
Unrealized gain on plan assets still held	2	—	2	1	—	1
Purchases, sales and settlements	—	—	—	18	(1)	17
Balance at March 31, 2015	$18	$—	$18	$26	$4	$30
Multiemployer Plans
The Company contributes to a number of multiemployer pension plans under the terms of collective-bargaining agreements that cover union-represented employees in the U.S. In 2015, we also contributed to the Pensjonsordningen for Apoteketaten (“POA”), a mandatory multiemployer pension scheme for our pharmacy employees in Norway, managed by the association of Norwegian Pharmacies.
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
Contributions and amounts accrued for U.S. Plans were not material for the years ended March 31, 2015, 2014, and 2013. Contributions to the POA for non-U.S. Plans exceeding 5% of total plan contributions were $24 million and $5 million in 2015 and 2014. Based on actuarial calculations, we estimate the funded status for our non-U.S. Plans to be approximately 65% as of March 31, 2015. No amounts were accrued for liability associated with the POA as we have no intention to withdraw from the plan.
Defined Contribution Plans
We have a contributory profit sharing investment plan (“PSIP”) for U.S. eligible employees. Eligible employees may contribute to the PSIP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the PSIP and non-U.S. plans were $103 million, $83 million and $65 million for the years ended March 31, 2015, 2014, and 2013.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

18.	Postretirement Benefits
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
The net periodic expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2015	2014	2013
Service cost - benefits earned during the year	$1	$2	$2
Interest cost on accumulated benefit obligation	5	5	6
Amortization of unrecognized actuarial gain and prior service credit	(4)	(1)	(2)
Curtailment gain	—	(2)	—
Net periodic postretirement expense	$2	$4	$6
Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2015	2014
Benefit obligation at beginning of period	$119	$131
Service cost	1	2
Interest cost	5	5
Actuarial loss (gain)	5	(2)
Benefit payments	(12)	(15)
Curtailment gain	—	(2)
Benefit obligation at end of period	$118	$119
The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement benefits at March 31, 2015 and 2014 were net actuarial losses of $1 million and gains of $8 million and net prior service credits of $1 million and $1 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial losses of $9 million in 2015 and gains of $2 million and $7 million in 2014 and 2013.
We estimate that the amortization of the actuarial gain from stockholders’ equity to other postretirement expense in 2016 will be $1 million. Comparable 2015 amount was $4 million.
Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans are as follows: $10 million annually for 2016 to 2020 and $44 million cumulatively for 2021 through 2025. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $10 million for 2016.
Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 4.07%, 3.84% and 4.44% for 2015, 2014 and 2013. Weighted-average discount rates for the actuarial present value of benefit obligations were 3.61%, 4.08% and 3.84% for 2015, 2014 and 2013.
Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 6.75% and 7.00% for prescription drugs, 7.25/6.75% and 7.50/7.00% for ages pre-65/post-65 medical and 5.00% for dental in 2015 and 2014. For 2015, 2014 and 2013, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Pursuant to various collective bargaining agreements, we contribute to multiemployer health and welfare plans that cover union-represented employees. Our liability is limited to the contractual dollar obligations set forth by the collective bargaining agreements. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2015, 2014, and 2013.

19.	Hedging Activities
In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. At times, we limit these risks through the use of derivatives such as interest rate swaps and forward foreign exchange contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
Foreign currency rate risk
The majority of our operations are conducted in U.S. dollars; however, certain assets and liabilities, revenues and expense and purchasing activities are incurred in and exposed to other currencies. We have certain foreign currency rate risk programs that manage the impact of foreign currency fluctuation. These programs are utilized on a transactional basis when we consider there to be a risk in fair value or volatility in cash flows. These programs reduce but do not entirely eliminate foreign currency rate risk.
At March 31, 2015 and 2014, forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total notional values of $399 million and $463 million were designated for hedge accounting. These contracts will mature between March 2016 and March 2020. Changes in the fair values for contracts designated for hedge accounting are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; losses reclassified into earnings for contracts designated for hedge accounting were not material in 2015, 2014 and 2013.
We also have a number of forward contracts to primarily hedge the Euro against cash flows denominated in British pounds and other European currencies. At March 31, 2015 and 2014, the total notional value of these contracts was $1,755 million and $1,091 million. These contracts will mature from April 2015 to February 2016 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated for hedge accounting are recorded directly to earnings and accordingly, net losses from the changes in the fair value of these contracts of $189 million were recorded within operating expenses in 2015 and were not material in 2014. However, the losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
Interest rate risk
From time to time, we have entered into interest rate swaps to hedge the interest rate risk associated with variable rate debt. Interest rate swaps are used to modify the market risk exposures in connection with the variable rate debt to achieve primarily fixed rate interest expense. The interest rate swap transactions generally involve the exchange of floating or fixed interest payments. Our interest rate swaps that were outstanding at March 31, 2014 all matured during the first half of 2015. These contracts were not designated for hedge accounting and, accordingly, changes in the fair value of these swaps were recorded directly in earnings. At March 31, 2014, the total gross notional value of these contracts was $96 million. Amounts recorded to earnings were not material for 2015 and 2014.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	March 31, 2015			March 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$14	$—	$76	$4	$—	$64
Foreign exchange contracts (non-current)	Other assets	53	—	323	27	—	399
Total		$67	$—		$31	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$7	$—	$493	$2	$—	$255
Foreign exchange contracts (current)	Other accrued liabilities	—	79	1,262	—	13	836
Interest rate swap contracts (current)	Other accrued liabilities	—	—	—	—	1	96
Total		$7	$79		$2	$14
Refer to Financial Note 20, “Fair Value Measurements,” for more information on these recurring fair value measurements.

20.	Fair Value Measurements
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
At March 31, 2015 and 2014, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Our long-term debt and other financing arrangements are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $9.7 billion and $10.4 billion at March 31, 2015 and $10.3 billion and $10.7 billion at March 31, 2014. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Our financial assets measured at fair value on a recurring basis consist of the following:

	March 31, 2015				March 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds (1)	$2,880	$—	$—	$2,880	$2,284	$—	$—	$2,284
Time deposits (2)	—	94	—	94	—	12	—	12
Repurchase agreements (2)	1,243	—	—	1,243	569	—	—	569
Total cash equivalents	$4,123	$94	$—	$4,217	$2,853	$12	$—	$2,865
(1) Gross unrealized gain and losses were not material for the years ended March 31, 2015 and 2014 based on quoted prices of identical investments.
(2) The carrying amounts of these cash equivalents approximated their estimated fair values because of their short maturities.
Fair values of our marketable securities were determined using quoted prices in active markets for identical assets, which are considered Level 1 inputs under the fair value measurements and disclosure guidance. Fair values for our marketable securities were not material at March 31, 2015 and 2014.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 19, “Hedging Activities,” for more information on our forward foreign currency derivatives.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended March 31, 2015 and 2014.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fiscal 2015
As discussed in Financial Note 4, “Discontinued Operations,” during the fourth quarter of 2015, we recorded a $241 million pre-tax ($235 million after-tax) non-cash impairment charge to reduce the carrying value of our Brazilian distribution business to its estimated fair value, less cost to sell. The fair value of this business was determined using income and market valuation approaches. Under the income approach, we used a discounted cash flow (“DCF”) analysis based on the estimated future results. This valuation approach is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future cash flows based on projections of revenues and operating costs and discounting those cash flows to their present value. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the business and the discount rate. Under the market approach, we apply valuation multiples of reasonably similar publicly traded companies to the operating data of the subject business to derive the estimated fair value. This valuation approach is also considered a Level 3 fair value measurement. The key inputs for the market valuation approach were revenues and a selection of market multiples. The ultimate loss from the sale of the business may be higher or lower than our current assessment of the business’ fair value.
Fiscal 2014
As discussed in Financial Note 4, “Discontinued Operations,” during 2014, we recorded an $80 million non-cash pre-tax and after-tax impairment charge to reduce the carrying value of our International Technology business to its estimated fair value, less costs to sell. The impairment charge was primarily the result of the terms of the preliminary purchase offers received for this business during 2014. Accordingly, the fair value measurement is classified as Level 3 in the fair value hierarchy.
Fiscal 2013
As discussed in Financial Note 6, “Equity Investments,” during 2013, we committed to a plan to sell our investment in Nadro and, in the fourth quarter of 2013, recorded an impairment charge of $191 million to reduce the carrying value to fair value. The fair value of our investment in Nadro was determined using income and market valuation approaches. Under the income approach, we used a discounted cash flow (“DCF”) analysis based on estimated future results. This valuation approach is considered a Level 3 fair value measurement. The key inputs for the market valuation approach were Nadro’s fiscal 2012 unaudited earnings before interest, depreciation and amortization (“EBITDA”) and an EBITDA multiple based on similar guideline U.S. pharmaceutical companies whose securities are actively traded in public markets. This valuation approach is considered a Level 3 fair value measurement. Finally, we evaluated the fair values under both valuation methods and concluded on an average of the two methods. In September 2013, we completed the sale of our 49% interest in Nadro which resulted in no material gain or loss.
As discussed in Financial Note 5, “Asset Impairments and Product Alignment Charges,” in 2013, we recorded a goodwill impairment charge of $36 million in one of Technology Solutions segment’s reporting units. The impairment charge was primarily the result of a significant decrease in estimated revenues for a software product. As required under step two of goodwill impairment testing, we determined the fair value of the reporting unit and the fair value of the reporting units’ net assets, excluding goodwill but including any unrecognized intangible assets. The implied fair value of goodwill was then calculated on a residual basis – that is, by subtracting the sum of the fair value of the net assets from the fair value of the reporting unit. The impairment was equal to the carrying amount of goodwill.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

21.	Lease Obligations
We lease facilities and equipment almost solely under operating leases. At March 31, 2015, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancelable Operating Leases
2016	$316
2017	271
2018	219
2019	170
2020	140
Thereafter	650
Total minimum lease payments (1)	$1,766

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $46 million due under future noncancelable subleases.
Rental expense under operating leases was $440 million, $298 million and $232 million in 2015, 2014 and 2013. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to twelve years, while remaining terms for equipment leases range from one to five years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for 2015, 2014 and 2013.

22.	Financial Guarantees and Warranties
Financial Guarantees
We have agreements with certain of our customers’ financial institutions, mainly in Canada and Europe, under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees range from one to fifteen years and are primarily provided to facilitate financing for certain customers. The majority of our customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2015, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $185 million and $183 million, of which $1 million had been accrued. The expirations of these financial guarantees are as follows: $137 million, $42 million, $16 million, $21 million and $25 million from 2016 through 2020 and $127 million thereafter.
At March 31, 2015, our banks and insurance companies have issued $142 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs. Additionally, at March 31, 2015, we have a commitment to contribute up to $16 million to a non-consolidated investment for building and equipment construction.
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

23.	Other Commitments and Contingent Liabilities
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

I. Litigation and Claims
On August 29, 2007, PSKW, LLC filed a lawsuit against McKesson Specialty Arizona Inc. in the New York Supreme Court, New York County, alleging that McKesson Specialty Arizona misappropriated trade secrets and confidential information in launching its LoyaltyScript® program, PSKW, LLC V. McKesson Specialty Arizona Inc., Index No. 602921/07.  Plaintiff later amended its complaint twice to add additional, but related claims. On August 31, 2011, McKesson Specialty Arizona moved for summary judgment on all claims.  On December 23, 2013, the court dismissed PSKW’s cause of action for misappropriation of ideas.  PSKW appealed this decision and on October 21, 2014, the Appellate Division reversed.  On January 30, 2015, the trial court granted McKesson Specialty Arizona’s motion to strike the jury and later set trial for June 15, 2015.
On April 16, 2013, the Company’s wholly-owned subsidiary, U.S. Oncology, Inc. (“USON”), was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York by two relators, purportedly on behalf of the United States, twenty-one states and the District of Columbia, against USON and five other defendants, alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Piacentile v. Amgen Inc., et al., CV 04-3983 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On February 5, 2013, the United States filed a motion to dismiss the claims pled against Amgen. On September 30, 2013, the court granted the United States’ motion to dismiss. On April 4, 2014, USON filed a motion to dismiss the claims pled against it. The court has not yet ruled on USON’s motion.
On June 17, 2014, U.S. Oncology Specialty, LP (“USOS”) was served with a fifth amended qui tam complaint filed in July 2008 in the United States District Court for the Eastern District of New York by a relator against USOS, among others, alleging that USOS solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickbacks Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Hanks v. Amgen, Inc., et al., CV-08-03096 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On August 1, 2014, USOS filed a motion to dismiss the claims pled against it and the hearing occurred on October 7, 2014. The court has not yet ruled on USOS’s motion.
On May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against McKesson Deutschland GmbH & Co. KGaA (formerly known as “Dragonfly GmbH & Co. KGaA”) (“Dragonfly”), a wholly‑owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that Dragonfly violated German takeover law in connection with the Company’s acquisition of Celesio by paying more to some holders of Celesio’s convertible bonds than it paid to the shareholders of Celesio’s stock, Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, No. 3-05 O 44/14.  On December 5, 2014, the court fully dismissed Magnetar’s lawsuit in Dragonfly’s favor and ruled that the plaintiffs must bear the court costs and Dragonfly’s taxable lawyers’ fees. Magnetar filed a notice of appeal on January 5, 2015.
II. Government Subpoenas and Investigations
From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. An example is the subpoena from the office of the Attorney General of West Virginia in the fourth quarter of 2015 seeking information about the Company’s distribution of controlled substances in West Virginia. The Company has provided the requested documents.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In addition, in the fourth quarter of 2015, the Company reached an agreement in principle with the Drug Enforcement Administration (“DEA”), Department of Justice (“DOJ”) and various U.S. Attorney’s offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances. The global settlement with the DEA and DOJ is subject to the execution of final settlement agreements. Under the terms of the agreement in principle, the Company has agreed to pay the sum of $150 million, implement certain remedial measures and have the following distribution centers’ DEA registrations suspended for the specified products and time periods: Aurora, Colorado: all controlled substances for three years; Livonia, Michigan: all controlled substances for two years; Washington Courthouse, Ohio: all controlled substances for the two-year period following completion of the Livonia suspension; and Lakeland, Florida: hydromorphone products for one year. Throughout the terms of these suspensions, the Company will be permitted to continue to ship controlled substances from its Livonia, Washington Courthouse and Lakeland distribution centers to customers that purchase products under its pharmaceutical prime vendor contract with the Department of Veterans Affairs. The Company expects that the suspensions will not result in a supply disruption to any customer. Customers located in the distribution center service areas described above will receive controlled substances from a different distribution center during the applicable suspension periods. As a result of our agreement in principle, during the fourth quarter of 2015, we recorded a $150 million pre-tax and after-tax charge relating to these claims.
III. Environmental Matters
Primarily as a result of the operation of the Company’s former chemical businesses, which were fully divested by 1987, the Company is involved in various matters pursuant to environmental laws and regulations. The Company has received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at six sites where it, or entities acquired by it, formerly conducted operations and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, the Company is one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these six sites. Although the Company’s potential allocation under either directive cannot be determined at this time, it has agreed to participate with a potentially responsible party (“PRP”) group in the funding of certain tasks to support an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these six sites is $7 million, net of amounts anticipated from third parties. The $7 million is expected to be paid out between April 2015 and March 2035. The Company’s estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.
In addition, the Company has been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $70 million. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company or by the other PRPs. Accordingly, the Company’s estimated probable loss at those 14 sites is approximately $22 million, which has been entirely accrued for in the accompanying consolidated balance sheets. However, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.
IV. Value Added Tax Assessments
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

V. Average Wholesale Price (“AWP”) Litigation
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes. We recorded nil, $68 million and $72 million of pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, in 2015, 2014 and 2013. All charges were recorded in operating expenses within our Distribution Solutions segment. Cash payments of nil, $105 million and $483 million were made in 2015, 2014 and 2013. At March 31, 2015, the reserve for this matter was not material; at March 31, 2014, the reserve was $42 million.
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

24.	Stockholders’ Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2013, the quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared after such date, until further action by the Board. Dividends were $0.96 per share in 2015, $0.92 per share in 2014 and $0.80 per share in 2013. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2012			$299
Share repurchase plans approved:
April 2012			700
January 2013			500
Shares repurchased	13	$100.82	(1,159)
Balance, March 31, 2013			$340
Shares repurchased	—	$—	—
Balance, March 31, 2014			$340
Shares repurchased	1.5	$226.55	(340)
Balance, March 31, 2015			$—

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.
In May 2015, the Board authorized the repurchase of up to $500 million of the Company’s common stock.
During the fourth quarter of 2013, we retired approximately 2 million shares that were repurchased for $217 million by the Company.   The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $195 million was recorded as a decrease to retained earnings.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling and redeemable noncontrolling interests, net of tax, by component is as follows:

	Years Ended March 31,
(In millions)	2015	2014	2013
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of nil, nil and ($2) (1)	$(1,845)	$9	$(52)
Reclassified to income statement, net of income tax expense of nil, $24 and nil (2)	(10)	44	—
	(1,855)	53	(52)
Unrealized losses on cash flow hedges
Unrealized losses on cash flow hedges arising during period, net of income tax benefit of nil, nil and nil	(13)	(6)	—
Reclassified to income statement, net of income tax expense of nil, nil and nil	3	—	—
	(10)	(6)	—

Changes in retirement-related benefit plans
Net actuarial gain (loss) and prior service credit (cost) arising during period, net of income tax (benefit) of ($66), $16 and ($22)	(140)	17	(40)
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $6, $12 and $12 (3)	11	22	18
Foreign currency translation adjustments and other, net of income tax expense of nil, nil and nil	4	(4)	4
Reclassified to income statement, net of income tax expense of nil, $1 and nil	1	1	—
	(124)	36	(18)

Other Comprehensive Income (Loss), net of tax	$(1,989)	$83	$(70)

(1)
2015 includes net foreign currency translation losses of $267 million and 2014 includes net foreign currency translations gains of $21 million attributable to noncontrolling and redeemable noncontrolling interests.

(2)
2014 includes net foreign currency translation losses of $44 million reclassified from accumulated other comprehensive income to other income (loss), net, within our consolidated statement of operations due to the sale of our 49% equity interest in Nadro. Such losses were previously considered in our impairment evaluation of the investment when we committed to a plan to sell the investment during the fourth quarter of 2013 and, accordingly, did not impact earnings in 2014.

(3)
Pre-tax amount was reclassified into cost of sales and operating expenses in the consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss) by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$136	$(5)	$(196)	$(65)
Other comprehensive income (loss) before reclassifications	9	(6)	35	38
Amounts reclassified to earnings	44	—	1	45
Other comprehensive income (loss)	$53	$(6)	$36	$83
Less: other comprehensive income attributable to noncontrolling interests	21	—	—	21
Other comprehensive income (loss) attributable to McKesson	$32	$(6)	$36	$62
Balance at March 31, 2014	$168	$(11)	$(160)	$(3)
Other comprehensive income (loss) before reclassifications	(1,845)	(13)	(136)	(1,994)
Amounts reclassified to earnings	(10)	3	12	5
Other comprehensive income (loss)	$(1,855)	$(10)	$(124)	$(1,989)
Less: other comprehensive loss attributable to noncontrolling interests	(267)	—	(12)	(279)
Other comprehensive income (loss) attributable to McKesson	$(1,588)	$(10)	$(112)	$(1,710)
Balance at March 31, 2015	$(1,420)	$(21)	$(272)	$(1,713)

25.	Related Party Balances and Transactions
Celesio has investments in pharmacies located across Europe that are accounted for under the equity-method. Celesio maintains distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $114 million are included in our consolidated statement of operations in 2015 and receivables of $9 million are included in our consolidated balance sheet for the year ended March 31, 2015.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

26.	Segments of Business
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
The McKesson Distribution Solutions segment distributes ethical and proprietary drugs and equipment and health and beauty care products throughout North America and internationally. This segment includes our International pharmaceutical distribution and services business which reflects the results of operations of Celesio, which we acquired in February 2014. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, and practice management, technology, clinical support and business solutions to oncology and other specialty practices operating in the community setting. This segment also provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers through a network of distribution centers within the U.S. In addition, this segment sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. In September 2013, we sold our 49% interest in Nadro, S.A. de C.V. (“Nadro”), a pharmaceutical distributor in Mexico. Prior to the sale, financial results for Nadro were included in this segment.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2015	2014	2013
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$143,711	$123,929	$115,443
International pharmaceutical distribution and services	26,358	4,485	—
Medical-Surgical distribution & services	5,907	5,648	3,603
Total Distribution Solutions	175,976	134,062	119,046

Technology Solutions - products and services	3,069	3,330	3,150
Total Revenues	$179,045	$137,392	$122,196

Operating profit
Distribution Solutions	$3,047	$2,472	$2,195
Technology Solutions	438	448	330
Total	3,485	2,920	2,525
Corporate Expenses, Net	(454)	(449)	(335)
Interest Expense	(374)	(300)	(240)
Income From Continuing Operations Before Income Taxes	$2,657	$2,171	$1,950

Depreciation and amortization (2)
Distribution Solutions	$750	$446	$267
Technology Solutions	156	169	194
Corporate	111	120	120
Total	$1,017	$735	$581

Expenditures for long-lived assets (3)
Distribution Solutions	$301	$179	$163
Technology Solutions	27	47	37
Corporate	48	52	41
Total	$376	$278	$241

Revenues, net by geographic area (4)
United States	$142,810	$122,426	$112,102
Foreign	36,235	14,966	10,094
Total	$179,045	$137,392	$122,196

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)	Amounts primarily include amortization of acquired intangible assets purchased in connection with acquisitions, capitalized software held for sale and capitalized software for internal use.

(3)	Long-lived assets consist of property, plant and equipment.

(4)	Net revenues were attributed to geographic areas based on the customers’ shipment locations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Segment assets and property, plant and equipment, net by geographic areas were as follows:

	March 31,
(In millions)	2015	2014
Segment assets
Distribution Solutions	$43,982	$42,496
Technology Solutions	3,281	3,573
Total	47,263	46,069
Corporate
Cash and cash equivalents	5,341	4,193
Other	1,266	1,497
Total	$53,870	$51,759

Property, plant and equipment, net
United States	$1,273	$1,246
Foreign	772	950
Total	$2,045	$2,196

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

27.	Quarterly Financial Information (Unaudited)
The quarterly results of operations are not necessarily indicative of the results that may be expected for the entire year. Selected quarterly financial information for the last two years is as follows:

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Revenues	$43,476	$44,160	$46,484	$44,925
Gross profit (1)	2,732	2,864	2,898	2,917
Income after income taxes
Continuing operations (1) (2)	$419	$491	$521	$411
Discontinued operations (3)	(8)	(14)	(10)	(267)
Net income	411	477	511	144
Net income attributable to noncontrolling interests (4)	(8)	(8)	(39)	(12)
Net income attributable to McKesson	$403	$469	$472	$132
Earnings (loss) per common share attributable to McKesson (5)
Diluted
Continuing operations	$1.76	$2.05	$2.04	$1.69
Discontinued operations	(0.04)	(0.06)	(0.04)	(1.13)
Total	$1.72	$1.99	$2.00	$0.56
Basic
Continuing operations	$1.79	$2.08	$2.07	$1.72
Discontinued operations	(0.04)	(0.06)	(0.04)	(1.15)
Total	$1.75	$2.02	$2.03	$0.57

(1)
Financial results for the first, second, third and fourth quarters of 2015 include pre-tax charges in our Distribution Solutions segment related to our last-in-first-out (“LIFO”) method of accounting for inventories of $98 million, $94 million, $95 million and $50 million, which were recorded in cost of sales.

(2)	Fourth quarter of 2015 includes a non-cash after-tax charge of $150 million related to the settlement of controlled substance distribution claims.

(3)	Fourth quarter of 2015 includes $235 million non-cash after-tax impairment charges related to our Brazilian pharmaceutical distribution business.

(4)
Primarily reflects the guaranteed dividends of $50 million for the first nine months of 2015 and the recurring compensation of $12 million for the fourth quarter of 2015. McKesson is obligated to pay these amounts to the noncontrolling shareholders of Celesio under the Domination Agreement which became effective in December 2014.

(5)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Revenues	$32,239	$32,985	$34,336	$37,832
Gross profit (1)	1,930	2,021	1,850	2,551
Income after income taxes
Continuing operations (1) (2)	$428	$423	$164	$399
Discontinued operations (3)	(4)	(19)	(99)	(34)
Net income	424	404	65	365
Net loss attributable to noncontrolling interests (4)	—	—	—	5
Net income attributable to McKesson	$424	$404	$65	$370
Earnings per common share attributable to McKesson (5)
Diluted
Continued operations	$1.84	$1.82	$0.70	$1.72
Discontinued operations	(0.01)	(0.08)	(0.42)	(0.14)
Total	$1.83	$1.74	$0.28	$1.58
Basic
Continuing operations	$1.88	$1.85	$0.71	1.76
Discontinued operations	(0.02)	(0.09)	(0.43)	(0.15)
Total	$1.86	$1.76	$0.28	$1.61

(1)
Financial results for the second, third and fourth quarters of 2014 include pre-tax charges in our Distribution Solutions segment related to our LIFO method of accounting for inventories of $44 million, $142 million and $125 million, which were recorded in cost of sales. The fourth quarter of 2014 also includes a $40 million pre-tax charge to cost of sales within our Distribution Solutions segment representing the reversal of a step-up to fair value of Celesio’s inventory at the date of acquisition. Our after-tax portion of this charge from continuing operations (after allocation to noncontrolling interests) was $21 million.

(2)	Financial results for the third quarter of 2014 include an income tax charge of $122 million relating to our litigation with the Canadian Revenue Agency.

(3)
Financial results for the third quarter of 2014 include an $80 million after-tax impairment charge related to our International Technology Business, which was sold in part during the second quarter of 2015.

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
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee,” “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement.
Information about the Code of Conduct applicable to all employees, officers and directors can be found on our website, www.mckesson.com, under the caption “Investors - Corporate Governance.” The Company’s Corporate Governance Guidelines and Charters for the Audit, Compensation and Governance Committees can also be found on our website under the same caption.
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
Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Principal Shareholders” in our Proxy Statement.
The following table sets forth information as of March 31, 2015 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	7.6 (2)	$95.01	34.9 (3)
Equity compensation plans not approved by security holders	—	$—	—

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; and (iii) the 2013 Stock Plan.

(3)	Represents 4,829,508 shares available for purchase under the 2000 Employee Stock Purchase Plan and 30,105,875 shares available for grant under the 2013 Stock Plan.
The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2013 Stock Plan and 2005 Stock Plan related to non-employee directors, which is administered by the Board of Directors or its Governance Committee.

McKESSON CORPORATION

2013 Stock Plan: The 2013 Stock Plan was adopted by the Board of Directors on May 22, 2013 and approved by the Company’s stockholders on July 31, 2013. The 2013 Stock Plan permits the grant of awards in the form of stock options, stock appreciation rights, restricted stock (“RS”), restricted stock units (“RSUs”), performance-based restricted stock units (“PeRSUs”), performance shares and other share-based awards. The number of shares reserved for issuance under the 2013 Stock Plan equals the sum of (i) 30,000,000 shares, (ii) the number of shares reserved but unissued under the 2005 Stock Plan as of the effective date of the 2013 Stock Plan, and (iii) the number of shares that become available for reuse under the 2005 Stock Plan following the effective date of the 2013 Stock Plan. For any one share of common stock issued in connection with an RS, RSU, performance share or other full share award, three and one-half shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, including in respect of the payment of applicable taxes, or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2013 Stock Plan. Shares withheld to satisfy tax obligations relating to the vesting of a full-share award shall be returned to the reserve of shares available for issuance under the 2013 Stock Plan.
Stock options are granted at no less than fair market value and those options granted under the 2013 Stock Plan generally have a contractual term of seven years. Options generally become exercisable in four equal annual installments beginning one year after the grant date. The vesting of RS or RSUs is determined by the Compensation Committee at the time of grant. RS and RSUs generally vest over four years. PeRSUs vest three years following the end of the performance period. Beginning in May 2014, the Company’s executive officers are annually granted performance awards called Total Shareholder Return Units (“TSRUs”), which have a three-year performance period and are payable in shares without an additional vesting period.
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
Each eligible employee may elect to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company’s common stock. The purchase price of each share of the Company’s common stock is 85% of the fair market value of each share on the last day of the applicable Purchase Period. In general, the maximum number of shares of common stock that may be purchased by a participant for each calendar year is determined by dividing $25,000 by the fair market value of one share of common stock on the offering date.
There currently are no equity awards outstanding that were granted under equity plans that were not submitted for approval by the Company’s stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 25, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10‑K.

Item 14.	Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2016” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	53

Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013	54

Consolidated Statements of Comprehensive Income for the years ended March 31, 2015, 2014 and 2013	55

Consolidated Balance Sheets as of March 31, 2015 and 2014	56

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2015, 2014 and 2013	57

Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013	58

Financial Notes	59

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	117

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	118

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date: May 12, 2015	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

*	*
John H. Hammergren Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	M. Christine Jacobs, Director

*	*
James A. Beer Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Donald R. Knauss, Director

*	*
Nigel A. Rees Senior Vice President and Controller (Principal Accounting Officer)	Marie L. Knowles, Director

*	*
Andy D. Bryant, Director	David M. Lawrence, M.D., Director

*	*
Wayne A. Budd, Director	Edward A. Mueller, Director

*	*
N. Anthony Coles, M.D., Director	Susan R. Salka, Director

*	/s/ Lori A. Schechter
Alton F. Irby III, Director	Lori A. Schechter *Attorney-in-Fact

Date: May 12, 2015

McKESSON CORPORATION

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2015, 2014 and 2013
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2015
Allowances for doubtful accounts	$112	$67	$—	$(38)	$141
Other allowances	22	8	—	3	33
	$134	$75	$—	$(35)	$174

Year Ended March 31, 2014
Allowances for doubtful accounts	$121	$36	$(11)	$(34)	$112
Other allowances	15	—	10	(3)	22
	$136	$36	$(1)	$(37)	$134

Year Ended March 31, 2013
Allowances for doubtful accounts	$111	$28	$16	$(34)	$121
Other allowances	14	4	1	(4)	15
	$125	$32	$17	$(38)	$136

		2015	2014	2013
(1)	Deductions:
	Written off	$(34)	$(39)	$(38)
	Credited to other accounts	(1)	2	—
	Total	$(35)	$(37)	$(38)

(2)	Amounts shown as deductions from current and non-current receivables	$174	$134	$136

(3)	Primarily represents reclassifications from other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended July 31, 2013.	8-K	1-13252	3.1	August 2, 2013
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	Officers’ Certificate, dated as of March 5, 2007, and related Form of 2017 Note.	8-K	1-13252	4.2	March 5, 2007
4.5	Officers’ Certificate, dated as of February 12, 2009, and related Form of 2014 Note and Form of 2019 Note.	8-K	1-13252	4.2	February 12, 2009
4.6	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2016 Note, Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.7	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.8	Officers’ Certificate, dated as of December 4, 2012, and related Form of 2015 Note and Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.9	Officers’ Certificate, dated as of March 8, 2013, and related Form of 2018 Note and Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013
4.10	Officers’ Certificate, dated as of March 10, 2014, and related Form of Floating Rate Note, Form of 2017 Note, Form of 2019 Note, Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.1*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004
10.2*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.3*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on July 29, 2014.	10-Q	1-13252	10.1	October 28, 2014
10.4*	McKesson Corporation Deferred Compensation Administration Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.6	May 13, 2005
10.5*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.6*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated July 29, 2014.	10-Q	1-13252	10.2	October 28, 2014
10.7*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008
10.8*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.9*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated as of April 23, 2013.	10-K	1-13252	10.11	May 7, 2013
10.10*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011
10.11*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on April 29, 2014.	10-K	1-13252	10.12	May 14, 2014
10.12*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2005 Management Incentive Plan, effective October 21, 2014.	10-Q	1-13252	10.2	February 5, 2015
10.13*	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective May 26, 2010.	10-Q	1-13252	10.1	July 30, 2010
10.14*	Forms of Statement and Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, effective October 21, 2014.	10-Q	1-13252	10.1	February 5, 2015
10.15*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.16*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.17*	McKesson Corporation 2013 Stock Plan, as adopted on May 22, 2013.	8-K	1-13252	10.1	August 2, 2013
10.18*	Forms of Statement and Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-Q	1-13252	10.3	February 5, 2015

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
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
		10-Q	1-13252	10.4	February 5, 2015
10.20
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
		8-K	1-3252	10.1	February 5, 2014
10.21	Share Purchase Agreement, dated October 24, 2013, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co KGaA and McKesson Corporation.	8-K	1-13252	10.1	October 25, 2013
10.22	First Amendment of the Share Purchase Agreement, dated December 19, 2013, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co. GKaA and McKesson Corporation.	8-K	1-13252	10.1	January 15, 2014
10.23	Second Amendment of the Share Purchase Agreement, dated January 9, 2014, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co. GKaA and McKesson Corporation.	8-K	1-13252	10.2	January 15, 2014
10.24	Amended and Restated Share Purchase Agreement, dated January 23, 2014, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co KGaA and McKesson Corporation.	8-K	1-13252	10.1	January 29, 2014
10.25	Business Combination Agreement, dated October 24, 2013, by and between Dragonfly GmbH & Co. KGaA, McKesson Corporation and Celesio AG.	8-K	1-13252	10.2	October 25, 2013
10.26	Amendment to the Business Combination Agreement, dated January 23, 2014, by and between Celesio AG, Dragonfly GmbH & Co. KGaA, McKesson Corporation and Celesio AG.	8-K	1-13252	10.3	January 29, 2014
10.27	Bond Purchase Agreement, dated January 23, 2014, by and among Elliott International, L.P., The Liverpool Limited Partnership, Elliott Capitol Advisors, L.P., Dragonfly GmbH & Co. KGaA and McKesson Corporation.	8-K	1-13252	10.2	January 29, 2014
10.28*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008
10.29*	Letter dated March 27, 2012 relinquishing certain rights provided in the Amended and Restated Employment Agreement by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	April 2, 2012

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.30*	Letter dated February 27, 2014 relinquishing certain rights provided in the McKesson Corporation Executive Benefit Retirement Plan by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	February 28, 2014
10.31*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008
10.32*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—
21†	List of Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
24†	Power of Attorney.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
________________

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman of the Board,	Chairman of the Board,
President and Chief Executive Officer,	President and Chief Executive Officer,
McKesson Corporation	McKesson Corporation

Andy D. Bryant	James A. Beer
Chairman of the Board,	Executive Vice President and Chief Financial Officer
Intel Corporation
Patrick J. Blake
Wayne A. Budd	Executive Vice President and Group President
Senior Counsel,
Goodwin Procter LLP	Jorge L. Figueredo
Executive Vice President, Human Resources
N. Anthony Coles, M. D.
Chairman and Chief Executive Officer,	Paul C, Julian
Yumanity Therapeutics, LLC;	Executive Vice President and Group President
Formerly Chairman and Chief Executive Officer
Onyx Pharmaceuticals, Inc.	Bansi Nagji
Executive Vice President,
Alton F. Irby III	Corporate Strategy and Business Development
Chairman and Founding Partner,
London Bay Capital	Lori A. Schechter
Executive Vice President, General Counsel and
M. Christine Jacobs	Chief Compliance Officer
Chairman of the Board, President and
Chief Executive Officer, Retired,	Brian P. Moore
Theragenics Corporation	Senior Vice President and Treasurer

Donald R. Knauss	Nigel A. Rees
Executive Chairman of the Board,	Senior Vice President and Controller
The Clorox Company
Willie C. Bogan
Marie L. Knowles	Secretary
Executive Vice President and
Chief Financial Officer, Retired,
Atlantic Richfield Company

David M. Lawrence, M.D.
Chairman of the Board and
Chief Executive Officer, Retired,
Kaiser Foundation Health Plan, Inc. and
Kaiser Foundation Hospitals

Edward A. Mueller
Chairman of the Board and
Chief Executive Officer, Retired,
Qwest Communications International Inc.

Susan R. Salka
Chief Executive Officer and President,
AMN Healthcare Services, Inc.

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
Annual Meeting
McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. PDT, on July 29, 2015 at the Sofitel San Francisco Bay, 223 Twin Dolphin Drive, Redwood City, CA 94065.