Form 10-Q
period 2015-06-30
MCKESSON CORP
filed 2015-07-29
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	June 30, 2015
Common stock, $0.01 par value	232,403,216 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2015	2014
Revenues	$47,546	$43,476
Cost of Sales	(44,698)	(40,744)
Gross Profit	2,848	2,732
Operating Expenses	(1,917)	(2,051)
Operating Income	931	681
Other Income, Net	13	19
Interest Expense	(89)	(96)
Income from Continuing Operations Before Income Taxes	855	604
Income Tax Expense	(256)	(185)
Income from Continuing Operations	599	419
Loss from Discontinued Operations, Net of Tax	(10)	(8)
Net Income	589	411
Net Income Attributable to Noncontrolling Interests	(13)	(8)
Net Income Attributable to McKesson Corporation	$576	$403

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.50	$1.76
Discontinued operations	(0.05)	(0.04)
Total	$2.45	$1.72
Basic
Continuing operations	$2.53	$1.79
Discontinued operations	(0.04)	(0.04)
Total	$2.49	$1.75

Dividends Declared Per Common Share	$0.24	$0.24

Weighted Average Common Shares
Diluted	235	235
Basic	232	231

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2015	2014
Net Income	$589	$411

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	347	98

Unrealized gains (losses) on cash flow hedges arising during period	4	(2)

Retirement-related benefit plans	(28)	2
Other Comprehensive Income (Loss), Net of Tax	323	98

Comprehensive Income	912	509
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	(57)	4
Comprehensive Income Attributable to McKesson Corporation	$855	$513

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$5,635	$5,341
Receivables, net	16,684	15,914
Inventories, net	14,932	14,296
Prepaid expenses and other	1,320	1,119
Total Current Assets	38,571	36,670
Property, Plant and Equipment, Net	2,100	2,045
Goodwill	9,949	9,817
Intangible Assets, Net	3,426	3,441
Other Assets	1,879	1,897
Total Assets	$55,925	$53,870

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$26,319	$25,166
Short-term borrowings	144	135
Deferred revenue	939	1,078
Deferred tax liabilities	1,869	1,820
Current portion of long-term debt	1,510	1,529
Other accrued liabilities	3,892	3,769
Total Current Liabilities	34,673	33,497

Long-Term Debt	8,142	8,180
Other Noncurrent Liabilities	2,741	2,722
Commitments and Contingent Liabilities (Note 13)
Redeemable Noncontrolling Interests	1,430	1,386
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2015 and March 31, 2015, 385 and 384 shares issued at June 30, 2015 and March 31, 2015	4	4
Additional Paid-in Capital	7,121	6,968
Retained Earnings	13,227	12,705
Accumulated Other Comprehensive Loss	(1,434)	(1,713)
Other	(4)	(7)
Treasury Shares, at Cost, 153 and 152 at June 30, 2015 and March 31, 2015	(10,061)	(9,956)
Total McKesson Corporation Stockholders’ Equity	8,853	8,001
Noncontrolling Interests	86	84
Total Equity	8,939	8,085
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$55,925	$53,870

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2015	2014
Operating Activities
Net income	$589	$411
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	229	280
Deferred taxes	23	138
Charges associated with last-in-first-out inventory method	91	98
Other non-cash items	(31)	13
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(749)	(693)
Inventories	(635)	(893)
Drafts and accounts payable	1,003	1,367
Deferred revenue	(126)	(134)
Taxes	205	(134)
Other	(145)	(271)
Net cash provided by operating activities	454	182

Investing Activities
Property acquisitions	(77)	(83)
Capitalized software expenditures	(43)	(33)
Acquisitions, net of cash and cash equivalents acquired	(6)	(14)
Proceeds from sale of business	84	—
Other	25	18
Net cash used in investing activities	(17)	(112)

Financing Activities
Proceeds from short-term borrowings	531	905
Repayments of short-term borrowings	(534)	(747)
Proceeds from issuances of long-term debt	—	6
Repayments of long-term debt	(96)	(228)
Common stock transactions:
Issuances	38	34
Share repurchases, including shares surrendered for tax withholding	(105)	(102)
Dividends paid	(59)	(59)
Other	22	24
Net cash used in financing activities	(203)	(167)
Effect of exchange rate changes on cash and cash equivalents	60	9
Net increase (decrease) in cash and cash equivalents	294	(88)
Cash and cash equivalents at beginning of period	5,341	4,193
Cash and cash equivalents at end of period	$5,635	$4,105

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
The results of operations for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 previously filed with the SEC on May 12, 2015 (“2015 Annual Report”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Discontinued Operations: In the first quarter of 2016, we adopted amended guidance for reporting of discontinued operations and disclosures of disposals of components.  The amended guidance revises the criteria for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation.  In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Refer to Financial Notes 4 and 5, “Divestiture of a Business” and “Discontinued Operations,” for more information regarding the impact of this amended guidance on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Inventory: In July 2015, amended guidance was issued for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amended guidance will become effective for us commencing in the first quarter of 2018. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Fair Value Measurement: In May 2015, amended guidance was issued that limits disclosures and removes the requirement to categorize investments within the fair value hierarchy if the fair value of the investment is measured using the net asset value per share practical expedient. The amended guidance will become effective for us commencing in the first quarter of 2017.  Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
Debt Issuance Costs:  In April 2015, amended guidance was issued for the balance sheet presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The amended guidance will become effective for us commencing in the first quarter of 2017.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial statements.
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
Revenue Recognition: In May 2014, amended guidance was issued for recognizing revenue from contracts with customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenues will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis. The amended guidance also requires additional quantitative and qualitative disclosures. As a result of a July 2015 decision by the Financial Accounting Standards Board, the amended guidance is effective for us commencing in the first quarter of 2019.  The amended guidance allows for either full retrospective adoption or modified retrospective adoption. Early adoption is permitted but not prior to our first quarter of 2018. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

2.	Business Combinations
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio AG (“Celesio”) and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The fair value measurements of the assets acquired and liabilities assumed of Celesio as of the acquisition date were finalized upon completion of the measurement period in the fourth quarter of 2015. The refinements did not have a significant impact on our consolidated statements of operations, balance sheets or cash flows in any period and, therefore, were not retrospectively adjusted in our financial statements. Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of the acquisition.
During the last two years, we also completed a number of smaller acquisitions within our Distribution Solutions segment. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

3.	Redeemable Noncontrolling Interests
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary, Celesio Holdings Deutschland GmbH & Co. KGaA (“Celesio Deutschland,” formerly known as “McKesson Deutschland GmbH & Co. KGaA”), entered into the domination and profit and loss transfer agreement (the “Domination Agreement”). The Domination Agreement was approved at the general shareholders’ meeting of Celesio on July 15, 2014, approved by the Stuttgart Higher Regional Court for registration on December 2, 2014, and was registered in the commercial register of Celesio at the local court of Stuttgart on December 2, 2014.
Under the Domination Agreement, McKesson is obligated to pay an annual recurring compensation amount of €0.83 per Celesio share (“Compensation Amount”). The Compensation Amount is recognized ratably during the applicable annual period and is included in our condensed consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance is included within “Other accrued liabilities” on our condensed consolidated balance sheet.
In addition, under the Domination Agreement, the noncontrolling interests in Celesio are redeemable at the option of the holder as a result of a right to put their Celesio shares at €22.99 per share (“Put Right”). Accordingly, the noncontrolling interests in Celesio are presented as “Redeemable Noncontrolling Interests” on our condensed consolidated balance sheet. The Put Right amount is increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semiannually, less the guaranteed dividend payment for calendar year 2014 (“Guaranteed Dividend”) and any Compensation Amount already paid in respect of the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. There were no material exercises during the first quarter of 2016. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At June 30, 2015 and March 31, 2015, the carrying value of redeemable noncontrolling interests of $1.43 billion and $1.39 billion exceeded the maximum redemption value of $1.26 billion and $1.21 billion. At June 30, 2015 and March 31, 2015, we owned approximately 76.0% of Celesio’s outstanding common shares.
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Higher Regional Court to challenge the Compensation Amount, Guaranteed Dividend and/or Put Amount. As long as any Appraisal Proceedings are pending, the Compensation Amount, Guaranteed Dividend and/or Put Amount will be paid as specified currently in the Domination Agreement. If any such Appraisal Proceedings result in an adjustment to the Compensation Amount, Guaranteed Dividend and/or Put Amount, Celesio Deutschland would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the Guaranteed Dividend, Compensation Amount and/or Put Amount. The Put Right specified in the Domination Agreement may be exercised until two months after the announcement regarding the end of the Appraisal Proceedings. In addition, if the Domination Agreement is terminated, the Put Right may be exercised for a two-month period after the date of termination.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance, March 31, 2015	$1,386
Net income attributable to noncontrolling interests	11
Other comprehensive income	44
Reclassification of recurring compensation to other accrued liabilities	(11)
Balance, June 30, 2015	$1,430
During the first quarter of 2015, the effect of changes in our ownership interest in Celesio on our equity of $3 million was recorded as an increase to McKesson’s stockholders’ paid-in capital. Net income attributable to McKesson and transfers from noncontrolling interests to McKesson equity amounted to $406 million for the first quarter of 2015. There were no material changes in our ownership interest in Celesio during the first quarter of 2016.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On August 14, 2014, Magnetar Capital filed a lawsuit against Celesio with the Stuttgart Regional Court claiming that the shareholders’ approval of the Domination Agreement was void under the German Stock Corporation Act. On June 16, 2015, the Stuttgart Regional Court ruled in favor of Celesio.

4.	Divestiture of a Business
During the first quarter of 2016, we sold our nurse triage business within our Technology Solutions segment for net sale proceeds of $84 million. This divestiture did not meet the criteria to qualify as a discontinued operation under the amended guidance, which became effective for us in the first quarter of 2016.  Accordingly, a pre-tax gain of $51 million ($38 million after-tax) from this divestiture was recorded in operating expenses within continuing operations of our condensed consolidated statements of operations.  Pre and after-tax income of our nurse triage business were not material for the quarters ended June 30, 2015 and 2014.

5.	Discontinued Operations
During the fourth quarter of 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business and a small business from our Distribution Solutions segment. We acquired the Brazilian distribution business through our February 2014 acquisition of Celesio. The results of operations and cash flows of these businesses are classified as discontinued operations for all periods presented in our condensed consolidated financial statements.
During the fourth quarter of 2015, we recorded $241 million non-cash pre-tax ($235 million after-tax) impairment charges to reduce the carrying value of this Brazilian distribution business to its estimated fair value, less cost to sell. The ultimate loss from the sale may be higher or lower than our current assessment of the business’ fair value and will be recorded in discontinued operations. In April 2015, a fire destroyed one of our Brazilian warehouses. While we maintain property loss and business interruption insurance, this event may impact the fair value of our Brazilian business.
During the first quarter of 2015, we decided to retain the workforce business within our International Technology business, which had been classified as a discontinued operation since the time we committed to a plan to sell the International Technology business in the first quarter of 2014. As a result, the workforce business was reclassified to continuing operations in the first quarter of 2015 for all periods presented and we recorded a non-cash pre-tax charge of $34 million ($27 million after-tax) primarily relating to depreciation and amortization expense for the period in 2014 while the business was classified as held for sale. This non-cash charge was recorded in our consolidated statements of operations primarily in cost of sales. The workforce business, which provided workforce management solutions for the National Health Service in the United Kingdom, was transitioned to another service provider during the first quarter of 2016.
We completed the sale of a software business within our International Technology business during the second quarter of 2015 and at that time, we recorded a pre-tax and after-tax loss of $6 million within the discontinued operations of our condensed consolidated statements of operations.
A summary of results of discontinued operations is as follows:

	Quarter Ended June 30,
(In millions)	2015	2014
Revenues	$447	$618
Cost of sales	(405)	(543)
Operating expenses	(52)	(84)
Other expenses, net	(3)	(3)
Pre-tax loss from discontinued operations	(13)	(12)
Income tax benefit	3	4
Loss from discontinued operations, net of tax	$(10)	$(8)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

A summary of carrying amounts of major classes of assets and liabilities included as part of discontinued operations is as follows:

	June 30,	March 31,
(In millions)	2015	2015
Receivables, net	$347	$314
Inventories, net	273	254
Other assets	101	92
Total assets of discontinued operations (1)	721	660
Drafts and account payable	243	209
Short-term borrowings	153	126
Other liabilities	341	328
Total liabilities of discontinued operations (1)	$737	$663
(1) All assets and liabilities of discontinued operations are included under the captions “Prepaid expenses and other” and “Other accrued liabilities” within our condensed consolidated balance sheets.
The carrying values of the assets and liabilities classified as held for sale were $817 million and $750 million at June 30, 2015 and $660 million and $663 million at March 31, 2015.

6.	Income Taxes
During the first quarters of 2016 and 2015, income tax expense related to continuing operations was $256 million and $185 million and included net discrete tax benefits of $5 million and $12 million. As of June 30, 2015, we had $497 million of unrecognized tax benefits, of which $337 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $131 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We received reassessments from the Canada Revenue Agency (“CRA”) related to a transfer pricing matter impacting years 2003 through 2010, and filed Notices of Appeal to the Tax Court of Canada for all of these years. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the 2003 reassessment and we filed a Notice of Appeal to the Federal Court of Appeal. During the first quarter of 2016, we reached an agreement to settle the transfer pricing matter for years 2003 through 2010 and recorded a discrete income tax benefit of $12 million for a previously unrecognized tax benefit.
During the first quarter of 2015, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006 and recognized a discrete tax benefit of $17 million to record a previously unrecognized tax benefit.
The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009 and may issue a Revenue Agent Report during the second quarter of 2016. The CRA is currently examining our Canadian income tax returns for years 2011 through 2013. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
We report interest and penalties on tax deficiencies as income tax expense. During the first quarters of 2016 and 2015, we recognized income tax expense of $6 million and $4 million, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At June 30, 2015 and 2014, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $75 million and $161 million.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2015	2014
Income from continuing operations	$599	$419
Net income attributable to noncontrolling interests	(13)	(8)
Income from continuing operations attributable to McKesson	586	411
Loss from discontinued operations, net of tax	(10)	(8)
Net income attributable to McKesson	$576	$403

Weighted average common shares outstanding:
Basic	232	231
Effect of dilutive securities:
Options to purchase common stock	1	2
Restricted stock units	2	2
Diluted	235	235

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.50	$1.76
Discontinued operations	(0.05)	(0.04)
Total	$2.45	$1.72
Basic
Continuing operations	$2.53	$1.79
Discontinued operations	(0.04)	(0.04)
Total	$2.49	$1.75

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 1 million and 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended June 30, 2015 and 2014, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2015	$7,994	$1,823	$9,817
Goodwill acquired	6	—	6
Goodwill related to a business sold	—	(26)	(26)
Amounts reclassified to assets held for sale	(61)	—	(61)
Acquisition accounting, transfers and other adjustments	8	—	8
Foreign currency translation adjustments, net	198	7	205
Balance, June 30, 2015	$8,145	$1,804	$9,949
As of June 30, 2015 and March 31, 2015, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	June 30, 2015				March 31, 2015
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	9	$2,717	$(1,190)	$1,527	$2,683	$(1,116)	$1,567
Service agreements	15	964	(230)	734	957	(215)	742
Pharmacy licenses	26	926	(83)	843	874	(65)	809
Trademarks and trade names	15	325	(87)	238	315	(82)	233
Technology	3	210	(187)	23	213	(184)	29
Other	4	175	(114)	61	162	(101)	61
Total		$5,317	$(1,891)	$3,426	$5,204	$(1,763)	$3,441
Amortization expense of intangible assets was $112 million and $129 million for the quarters ended June 30, 2015 and 2014. Estimated annual amortization expense of these assets is as follows: $301 million, $383 million, $358 million, $329 million and $302 million for the remainder of 2016 and each of the succeeding years through 2020 and $1,753 million thereafter. All intangible assets were subject to amortization as of June 30, 2015 and March 31, 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes Euro-denominated corporate bonds consisting of 4.00% bonds due October 18, 2016 and 4.50% bonds due April 26, 2017. At June 30, 2015 and March 31, 2015, $402 million and $388 million of the 4.00% bonds and $582 million and $563 million of the 4.50% bonds, for a total of $984 million and $951 million, were outstanding.
At March 31, 2015, we had a term loan with an outstanding balance of $89 million (or £60 million). During the first quarter of 2016, we repaid this term loan for $93 million.
Accounts Receivable Facilities
We have an accounts receivable sales facility (the “Facility”) with a committed balance of $1.35 billion, although from time to time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. During the first quarters of 2016 and 2015, there were no borrowings under the Facility. At June 30, 2015 and March 31, 2015, there were no borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At June 30, 2015 and March 31, 2015, we were in compliance with all covenants. The Facility will expire in November 2016.
We also have accounts receivable factoring facilities (the “Factoring Facilities”) denominated in foreign currencies with a total committed balance of $179 million. During the first quarters of 2016 and 2015, we borrowed $285 million and $758 million and repaid $295 million and $746 million in short-term borrowings under these facilities. At June 30, 2015 and March 31, 2015, there were $132 million and $135 million in secured borrowings and related accounts receivable outstanding under these facilities. The Factoring Facilities will expire through January 2016.
Revolving Credit Facilities and Lines of Credit
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first quarters of 2016 and 2015. As of June 30, 2015 and March 31, 2015, there were no amounts outstanding under this facility.
We also have a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018. Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first quarters of 2016 and 2015 and no amounts outstanding as of June 30, 2015 and March 31, 2015.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $1.4 billion. During the first quarters of 2016 and 2015, we borrowed $246 million and $147 million and repaid $240 million and $16 million under these credit lines primarily related to short-term borrowings. As of June 30, 2015 and March 31, 2015, there were $40 million and $29 million outstanding under these credit lines.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

10.	Pension Benefits
The net periodic expense for our defined pension benefit plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended June 30,		Quarter Ended June 30,
(In millions)	2015	2014	2015	2014
Service cost - benefits earned during the year	$—	$—	$5	$4
Interest cost on projected benefit obligation	5	5	6	9
Expected return on assets	(5)	(5)	(8)	(7)
Amortization of unrecognized actuarial loss and prior service costs	9	4	1	1
Net periodic pension expense	$9	$4	$4	$7
Cash contributions to these plans were $34 million and $15 million for the first quarters of 2016 and 2015. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

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
Foreign currency rate risk
The majority of our operations are conducted in U.S. dollars; however, certain assets and liabilities, revenues and expense and purchasing activities are incurred in and exposed to other currencies. We have certain foreign currency rate risk programs that manage the impact of foreign currency fluctuation including the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency loans. These programs reduce but do not entirely eliminate foreign currency rate risk.
At June 30, 2015 and March 31, 2015, forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total notional values of $399 million were designated for hedge accounting. These contracts will mature between March 2016 and March 2020. Changes in the fair values of contracts designated for hedge accounting are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; amounts recorded to earnings for these contracts were not material during the first quarters of 2016 and 2015.
We also have a number of forward contracts to primarily hedge the Euro against cash flows denominated in British pounds and other European currencies. At June 30, 2015 and March 31, 2015, the total notional value of these contracts was $2,002 million and $1,755 million. These contracts will mature from July 2015 to June 2016 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated for hedge accounting are recorded directly to earnings and accordingly, net losses from the changes in the fair value of these contracts of $45 million and $20 million were recorded within operating expenses during the first quarters of 2016 and 2015. However, the losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2015			March 31, 2015
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$13	$—	$76	$14	$—	$76
Foreign exchange contracts (non-current)	Other assets	50	—	323	53	—	323
Total		$63	$—		$67	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$1	$—	$248	$7	$—	$493
Foreign exchange contracts (current)	Other accrued liabilities	—	51	1,754	—	79	1,262
Total		$1	$51		$7	$79
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

12.	Fair Value Measurements
At June 30, 2015 and March 31, 2015, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $9.7 billion and $9.9 billion at June 30, 2015 and $9.7 billion and $10.4 billion at March 31, 2015. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at June 30, 2015 and March 31, 2015 were investments in money market funds, time deposits and repurchase agreements of $4.8 billion and $4.2 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters ended June 30, 2015 and 2014.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2015 Annual Report are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
On August 29, 2007, PSKW, LLC filed a lawsuit against McKesson Specialty Arizona Inc. in the New York Supreme Court, New York County, alleging that McKesson Specialty Arizona misappropriated trade secrets and confidential information in launching its LoyaltyScript® program, PSKW, LLC v. McKesson Specialty Arizona Inc., Index No. 602921/07.  Plaintiff later amended its complaint twice to add additional, but related claims. On August 31, 2011, McKesson Specialty Arizona moved for summary judgment on all claims.  On December 23, 2013, the court dismissed PSKW’s cause of action for misappropriation of ideas.  PSKW appealed this decision and on October 21, 2014, the Appellate Division reversed.  On January 30, 2015, the trial court granted McKesson Specialty Arizona’s motion to strike the jury and later set trial for June 15, 2015. The trial began on June 22, 2015 and will resume in September 2015.
In May 2013, True Health Chiropractic, Inc. filed a class action against McKesson Corporation, claiming that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA. In July 2014, Plaintiff amended its complaint, adding an additional named plaintiff and McKesson Technologies Inc. as a defendant. Plaintiffs purport to represent all persons who were sent marketing faxes that did not contain proper opt-out notices and from whom McKesson did not obtain prior express permission from June 2009 to the present. The case is pending in the Northern District of California. True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219 (HG).
From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such subpoenas and investigations are included in the Company’s 2015 Annual Report on Form 10-K. The Company continues to receive and respond to these requests.
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
The Company currently pays quarterly cash dividends of $0.24 per common share.  In July 2015, the Company’s quarterly dividend was raised from $0.24 to $0.28 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
In May 2015, the Board authorized the repurchase of up to $500 million of the Company’s common stock. The total authorization outstanding for repurchases of the Company’s common stock was $500 million at June 30, 2015.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling and redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended June 30,
(In millions)	2015	2014
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax expense of nil and nil (1)	$347	$98
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	347	98

Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil and nil	4	(2)

Changes in retirement-related benefit plans
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of $8 and nil (2)	(29)	—
Amortization of actuarial loss and prior service costs, net of income tax expense of $4 and $1 (3)	7	3
Foreign currency translation adjustments, net of income tax expense of nil and nil	(6)	(1)
	(28)	2

Other comprehensive income, net of tax	$323	$98

(1)
The first quarters of 2016 and 2015 include net foreign currency translation gains of $50 million and net foreign currency translation losses of $12 million attributable to noncontrolling and redeemable noncontrolling interests.

(2)	The first quarter of 2016 includes net actuarial losses of $6 million attributable to redeemable noncontrolling interests.

(3)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(1,420)	$(21)	$(272)	$(1,713)

Other comprehensive income (loss) before reclassifications	347	4	(29)	322
Amounts reclassified to earnings and other	—	—	1	1
Other comprehensive income (loss)	347	4	(28)	323
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	50	—	(6)	44
Other comprehensive income (loss) attributable to McKesson	297	4	(22)	279
Balance at June 30, 2015	$(1,123)	$(17)	$(294)	$(1,434)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

15.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2015	2014
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$39,532	$34,304
International pharmaceutical distribution and services	5,838	7,025
Medical-Surgical distribution and services	1,440	1,379
Total Distribution Solutions	46,810	42,708

Technology Solutions - products and services	736	768
Total Revenues	$47,546	$43,476

Operating profit
Distribution Solutions (2)	$910	$740
Technology Solutions (3)	158	68
Total	1,068	808
Corporate Expenses, Net	(124)	(108)
Interest Expense	(89)	(96)
Income from Continuing Operations Before Income Taxes	$855	$604

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions operating profit for the first quarters of 2016 and 2015 include $91 million and $98 million pre-tax charges related to our last-in-first-out (“LIFO”) method of accounting for inventories. The first quarter of 2016 also includes $59 million of cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(3)
Technology Solutions operating profit for the first quarter of 2016 includes a pre-tax gain of $51 million recognized upon the sale of our nurse triage business, and for the first quarter of 2015 includes a non-cash pre-tax charge of $34 million related to the retained workforce business within our International Technology business.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 previously filed with the SEC on May 12, 2015 (“2015 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended June 30,
	2015	2014	Change
Revenues	$47,546	$43,476	9%

Income from Continuing Operations Before Income Taxes	$855	$604	42%
Income Tax Expense	(256)	(185)	38
Income from Continuing Operations	599	419	43
Loss from Discontinued Operations, Net of Tax	(10)	(8)	25
Net Income	589	411	43
Net Income Attributable to Noncontrolling Interests	(13)	(8)	63
Net Income Attributable to McKesson Corporation	$576	$403	43%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.50	$1.76	42%
Discontinued Operations	(0.05)	(0.04)	25
Total	$2.45	$1.72	42%

Weighted Average Diluted Common Shares	235	235	—%
Revenues for the first quarter of 2016 increased 9% compared to the same period a year ago. Excluding foreign currency exchange rate fluctuations of approximately 4%, revenues increased 13% primarily due to market growth and our mix of business, partially offset by price deflation associated with brand to generic drug conversions within our North America pharmaceutical distribution businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Income from continuing operations before income taxes for the first quarter of 2016 increased 42% compared to the same period a year ago primarily reflecting increased operating profit from our North America pharmaceutical distribution businesses, $59 million of cash proceeds representing our share of antitrust legal settlements within our Distribution Solutions segment and a $51 million pre-tax gain from the sale of our nurse triage business within our Technology Solutions segment. Additionally, financial results for 2015 included a non-cash charge of $34 million related to the retained workforce business within our Technology Solutions segment.
Net income attributable to McKesson Corporation for the first quarters of 2016 and 2015 was $576 million and $403 million. Diluted earnings per common share attributable to McKesson for the first quarters of 2016 and 2015 were $2.45 and $1.72.
Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2015	2014	Change
Distribution Solutions
North America pharmaceutical distribution and services	$39,532	$34,304	15%
International pharmaceutical distribution and services	5,838	7,025	(17)
Medical-Surgical distribution and services	1,440	1,379	4
Total Distribution Solutions	46,810	42,708	10

Technology Solutions - products and services	736	768	(4)
Total Revenues	$47,546	$43,476	9%
Revenues for the first quarter of 2016 increased 9% to $47.5 billion compared to the same period a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues. Excluding foreign currency exchange rate fluctuations of approximately 4%, revenues increased 13%.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the first quarter of 2016 increased primarily due to market growth, which reflects growing drug utilization (price and volume increases, as well as newly launched drugs), and expanded business with existing customers. These increases were partially offset by price deflation associated with brand to generics drug conversions.
International pharmaceutical distribution and services revenues for the first quarter of 2016 decreased 17%. Excluding foreign currency exchange rate fluctuations, revenues were unchanged primarily reflecting a new distribution agreement with a manufacturer in the United Kingdom which was almost fully offset by lower revenues in Norway due to the loss of a hospital contract.
Medical-Surgical distribution and services revenues increased primarily due to market growth.
Technology Solutions: Technology Solutions revenues for the first quarter of 2016 decreased primarily due to a decline in hospital software products and services revenues, and the sale of our nurse triage business. These decreases were partially offset by higher revenues in our other businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2015	2014	Change
Gross Profit
Distribution Solutions	$2,493	$2,393	4%
Technology Solutions	355	339	5
Total	$2,848	$2,732	4%
Gross Profit Margin
Distribution Solutions	5.33%	5.60%	(27)	bp
Technology Solutions	48.23	44.14	409
Total	5.99	6.28	(29)
bp - basis points
Gross profit increased 4% for the first quarter of 2016 compared to the prior period. Excluding foreign currency exchange rate fluctuations of approximately 5%, gross profit increased 9% due to an increase in our Distributions Solutions and Technology Solutions operating segments. Gross profit margin decreased due to our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit for the first quarter of 2016 increased 4% compared to the prior year. Excluding foreign currency exchange rate fluctuations of approximately 6%, gross profit increased 10% primarily due to higher revenues from our North America pharmaceutical distribution businesses and $59 million of cash proceeds representing our share of antitrust legal settlements, which were recorded as a reduction to cost of sales.
Distribution Solutions segment’s gross profit margin decreased in the first quarter of 2016 primarily due to our North America distribution business’ decrease in sell margin, which was partially offset by increases in their buy margin and the receipt of $59 million of antitrust legal settlements. The decrease in sell margin primarily reflects higher customer sales volume. Buy margin primarily reflects volume and timing of compensation we receive from pharmaceutical manufacturers. Additionally, gross profit margin was unfavorably impacted by foreign currency effects and a decline in U.S. generic drug price increases.
Our last-in-first-out (“LIFO”) inventory expense was $91 million and $98 million in the first quarters of 2016 and 2015. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity and lower net deflation of generic pharmaceutical products. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our annual LIFO expense, which we estimate on a quarterly basis, is affected by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be affected by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense.
Technology Solutions
Technology Solutions segment’s gross profit and gross profit margin increased in the first quarter of 2016 primarily due to a $34 million pre-tax charge recorded in 2015, which represented a catch up in depreciation and amortization expense not recognized in 2014 when certain assets were classified as held for sale within our International Technology business. The increase was partially offset by a $20 million reduction-in-workforce severance charge associated with the wind down of a product line.  The severance charge was recorded as follows: $15 million in cost of sales and $5 million in operating expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

In 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology Solutions segment. As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all periods presented in our consolidated financial statements in 2014 and depreciation and amortization expense was not recognized as the assets were held for sale. During the first quarter of 2015, we decided to retain the workforce business within our International Technology business. As a result, we reclassified the workforce business, which had been designated as a discontinued operation during 2014, as a continuing operation for all periods presented effective in the first quarter of 2015. Additionally, we recorded a pre-tax charge of $34 million as a catch-up of depreciation and amortization expense not recognized in 2014 when the assets were classified as held for sale. The non-cash charge was primarily recorded in cost of sales.
Operating Expenses and Other Income, Net:

	Quarter Ended June 30,
(Dollars in millions)	2015	2014	Change
Operating Expenses
Distribution Solutions	$1,592	$1,670	(5)%
Technology Solutions	198	271	(27)
Corporate	127	110	15
Total	$1,917	$2,051	(7)%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.40%	3.91%	(51)	bp
Technology Solutions	26.90	35.29	(839)
Total	4.03	4.72	(69)	bp

Other Income, Net
Distribution Solutions	$9	$17	(47)%
Technology Solutions	1	—	—
Corporate	3	2	50
Total	$13	$19	(32)%
Operating expenses decreased 7% in the first quarter of 2016 compared to the prior period. Excluding foreign currency exchange rate fluctuations of approximately 7%, operating expenses remained unchanged from the prior period.
Distribution Solutions segment’s operating expenses decreased 5% in the first quarter of 2016 compared to the prior period. Excluding foreign currency exchange rate fluctuations of approximately 8%, operating expenses increased 3% primarily reflecting additional expenses incurred to support our revenue growth. Additionally, operating expenses as a percentage of revenue for the first quarter of 2016 decreased primarily due to the increased operating leverage within our North America distribution businesses, partially offset by foreign currency effects.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenue for the first quarter of 2016 decreased primarily due to a $51 million pre-tax gain from the sale of our nurse triage business and lower compensation and benefit costs.
Corporate expenses increased for the first quarter of 2016 primarily due to higher compensation and benefit costs, partially offset by foreign currency gains and lower acquisition-related expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions by the Company, were $30 million and $49 million in the first quarters of 2016 and 2015. These expenses were primarily related to our acquisitions and integrations of Celesio AG (“Celesio”) and PSS World Medical, Inc. (“PSSI”).
Acquisition expenses and related adjustments were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2015	2014
Operating Expenses
Integration related expenses	$30	$29
Severance and relocation	—	17
Transaction closing expenses	—	3
Total Acquisition Expenses and Related Adjustments	$30	$49
Acquisition expenses and related adjustments by segment were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2015	2014
Operating Expenses
Distributions Solutions	$29	$42
Corporate	1	7
Total Acquisition Expenses and Related Adjustments	$30	$49
During the first quarters of 2016 and 2015, we incurred $7 million and $35 million of acquisition-related expenses for our acquisition of Celesio and $22 million and $14 million for our February 2013 acquisition of PSSI. These expenses primarily include facility closure-related expenses, legal and other costs to integrate the businesses.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets purchased in connection with business acquisitions were $112 million and $129 million for the first quarters of 2016 and 2015, which were primarily recorded in operating expenses.
Amortization expenses by segment were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2015	2014
Distribution Solutions	$103	$117
Technology Solutions	9	12
Total	$112	$129
Other Income, Net: Other income, net, for the first quarter of 2016 decreased slightly compared to the same period a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended June 30,
(Dollars in millions)	2015	2014	Change
Segment Operating Profit (1)
Distribution Solutions	$910	$740	23%
Technology Solutions	158	68	132
Subtotal	1,068	808	32
Corporate Expenses, Net	(124)	(108)	15
Interest Expense	(89)	(96)	(7)
Income from Continuing Operations Before Income Taxes	$855	$604	42%

Segment Operating Profit Margin
Distribution Solutions	1.94%	1.73%	21	bp
Technology Solutions	21.47	8.85	1,262

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.
Segment Operating Profit
Distribution Solutions: Operating profit in the first quarter of 2016 increased primarily due to higher gross profit and lower operating expenses. Results for the first quarter of 2016 include $59 million of cash proceeds representing our share of antitrust legal settlements. Operating profit margin increased primarily reflecting a decrease in operating expenses as a percentage of revenues, partially offset by a decrease in gross profit margin.
Technology Solutions: Operating profit in the first quarter of 2016 increased primarily due to higher gross profit and lower operating expenses. Operating profit margin increased primarily due to higher gross profit margin and lower operating expenses as a percentage of revenues. Results were impacted by a pre-tax gain of $51 million from the sale of a business and a $20 million severance charge recorded during the first quarter of 2016, and a pre-tax charge of $34 million recorded in the first quarter of 2015 in connection with the reclassification of the workforce business within our International Technology business from discontinued operations to continuing operations.
Corporate: Corporate expenses, net of other income for the first quarter of 2016 increased primarily due to higher operating expenses.
Interest Expense: Interest expense for the first quarter of 2016 decreased primarily due to repayments of certain foreign currency denominated long-term debt as well as foreign currency effects.
Income Taxes: Our reported income tax rates for the first quarters of 2016 and 2015 were 29.9% and 30.6%. Fluctuations in our reported income tax rates are primarily due to varying proportions of income attributable to foreign countries that have lower income tax rates and discrete tax items. Income tax expense for the first quarters of 2016 and 2015 included net discrete tax benefits of $5 million and $12 million.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net of tax, was $10 million and $8 million for the first quarters of 2016 and 2015. Diluted loss per common share from discontinued operations for the first quarter of 2016 was $0.05 compared to $0.04 for the same period a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the first quarter of 2016 primarily represents the quarterly accrual of the annual recurring compensation amount of €0.83 per Celesio share that McKesson is obligated to pay to the noncontrolling shareholders of Celesio under the domination and profit and loss transfer agreement (the “Domination Agreement”). For fiscal 2016, the estimated annual compensation is $45 million based on the Euro to U.S. dollar exchange rate and shares owned by the noncontrollling interests as of June 30, 2015. Net income attributable to noncontrolling interests for the first quarter of 2015 primarily represented the portion of Celesio’s net income that was not attributable to McKesson Corporation. Refer to Financial Note 3, “Redeemable Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $576 million and $403 million for the first quarters of 2016 and 2015, and diluted earnings per common share attributable to McKesson Corporation were $2.45 and $1.72.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 235 million for the first quarters of 2016 and 2015.
We conduct businesses in a number of foreign countries in local currencies. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates.  In discussing our operating results, we may use the term “foreign currency effects” or “constant currency” which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations.  In computing foreign currency and constant currency effects, we translate our current period results in local currencies by applying the prior period average foreign exchange rates, and we subsequently compare those results to the results of the comparable period previously reported in U.S. dollars.
Business Combinations
During the fourth quarter of 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company is one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide. Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of the acquisition. Refer to Financial Note 2, “Business Combinations,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q for further information.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Financial Condition, Liquidity and Capital Resources
We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facility, our revolving credit facilities and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time to time, we may access the long-term debt capital markets to discharge our other liabilities.
Operating activities generated cash of $454 million and $182 million during the first quarters of 2016 and 2015. Operating activities for the first quarter of 2016 were affected by higher drafts and accounts payable and increases in receivables and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $17 million and $112 million during the first quarters of 2016 and 2015. Investing activities primarily reflect cash paid for property acquisitions and capitalized software. Additionally, investing activities for the first quarter of 2016 included $84 million net proceeds from the sale of our nurse triage business.
Financing activities utilized cash of $203 million and $167 million during the first quarters of 2016 and 2015. Financing activities for the first quarter of 2016 include cash receipts of $531 million and payments of $534 million for short-term borrowings. Long-term debt repayments for the first quarter of 2016 and 2015 were primarily cash paid on certain foreign currency denominated long-term debt. Financing activities for the first quarter of 2015 include cash receipts of $905 million and payments of $747 million for short-term borrowings. Additionally, financing activities for the first quarters of 2016 and 2015 included $105 million and $102 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
The total authorization outstanding for repurchases of the Company’s common stock was $500 million at June 30, 2015. Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions such as accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2015	March 31, 2015
Cash and cash equivalents	$5,635	$5,341
Working capital	3,898	3,173
Debt, net of cash and cash equivalents	4,161	4,503
Debt to capital ratio (1)	52.5%	55.2%
Net debt to net capital employed (2)	32.0	36.0
Return on McKesson stockholders’ equity (3)	18.8	17.0

(1)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests.

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
Our cash and cash equivalents balance as of June 30, 2015 included approximately $1.9 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our ratio of net debt to net capital employed decreased in 2016 due to a decrease in our debt and an increase in cash and cash equivalents and McKesson stockholders’ equity.
At June 30, 2015, the carrying value of redeemable noncontrolling interests related to Celesio was $1.43 billion, which exceeded the maximum redemption value of $1.26 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of Celesio received the right to put their Celesio shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Refer to Financial Note 3 “Redeemable Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
The Company currently pays quarterly cash dividends of $0.24 per common share. In July 2015, the Company’s quarterly dividend was raised from $0.24 to $0.28 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings under the accounts receivable sales facilities, revolving credit facilities and from commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 9, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	foreign operations subject us to a number of operating, economic, political and regulatory risks;

▪	changes in the Canadian healthcare industry and regulatory environment;

▪	general European economic conditions together with austerity measures taken by certain European governments;

▪	changes in the European regulatory environment with respect to privacy and data protection regulations;

▪	foreign currency fluctuations;

▪	the Company’s ability to successfully identify, consummate, finance and integrate strategic acquisitions;

▪	the Company’s ability to manage and complete divestitures;

▪	material adverse resolution of pending legal and regulatory proceedings;

▪	competition;

▪	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;

▪	the loss of government contracts as a result of compliance or funding challenges;

▪	public health issues in the United States or abroad;

▪	malfunction, failure or breach of sophisticated internal information systems;

▪	cyber attacks or other privacy or data security breaches;

▪	the adequacy of insurance to cover property loss or liability claims;

▪
the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;

▪	system errors or failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	new or revised tax legislation or challenges to our tax positions;

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers;

▪	changes in accounting principles generally accepted in the United States of America; and

▪	withdrawal from participation in one or more multiemployer pension plans or if such plans are reported to have underfunded liabilities.

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
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2015 Annual Report on Form 10-K.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2015 Annual Report on Form 10-K.

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
The total authorization outstanding for repurchases of the Company’s common stock was $500 million at June 30, 2015.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2016.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2015 – April 30, 2015	—	$—	—	$500
May 1, 2015 – May 31, 2015	—	—	—	500
June 1, 2015 – June 30, 2015	—	—	—	500
Total	—		—	500

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 26, 2015.

10.2*	McKesson Corporation Long-Term Incentive Plan, as amended and restated, effective May 26, 2015.

10.3*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, effective May 26, 2015.

10.4*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan, effective May 26, 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	July 29, 2015	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	July 29, 2015	/s/ Nigel A. Rees
Nigel A. Rees
Senior Vice President and Controller