Form 10-Q
period 2015-09-30
MCKESSON CORP
filed 2015-10-29
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	September 30, 2015
Common stock, $0.01 par value	230,109,093 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$48,761	$44,160	$96,307	$87,636
Cost of Sales	(45,917)	(41,296)	(90,615)	(82,040)
Gross Profit	2,844	2,864	5,692	5,596
Operating Expenses	(1,890)	(2,077)	(3,807)	(4,128)
Operating Income	954	787	1,885	1,468
Other Income, Net	17	22	30	41
Interest Expense	(91)	(95)	(180)	(191)
Income from Continuing Operations Before Income Taxes	880	714	1,735	1,318
Income Tax Expense	(244)	(223)	(500)	(408)
Income from Continuing Operations	636	491	1,235	910
Loss from Discontinued Operations, Net of Tax	(6)	(14)	(16)	(22)
Net Income	630	477	1,219	888
Net Income Attributable to Noncontrolling Interests	(13)	(8)	(26)	(16)
Net Income Attributable to McKesson Corporation	$617	$469	$1,193	$872

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.65	$2.05	$5.15	$3.80
Discontinued operations	(0.02)	(0.06)	(0.07)	(0.09)
Total	$2.63	$1.99	$5.08	$3.71
Basic
Continuing operations	$2.68	$2.08	$5.21	$3.86
Discontinued operations	(0.02)	(0.06)	(0.06)	(0.09)
Total	$2.66	$2.02	$5.15	$3.77

Dividends Declared Per Common Share	$0.28	$0.24	$0.52	$0.48

Weighted Average Common Shares
Diluted	235	235	235	235
Basic	232	232	232	231

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net Income	$630	$477	$1,219	$888

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	(243)	(677)	104	(579)

Unrealized gains (losses) on cash flow hedges arising during period	2	—	6	(2)

Retirement-related benefit plans	11	6	(17)	8
Other Comprehensive Income (Loss), Net of Tax	(230)	(671)	93	(573)

Comprehensive Income (Loss)	400	(194)	1,312	315
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	7	131	(50)	135
Comprehensive Income (Loss) Attributable to McKesson Corporation	$407	$(63)	$1,262	$450

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$5,359	$5,341
Receivables, net	16,798	15,914
Inventories, net	15,587	14,296
Prepaid expenses and other	1,005	1,119
Total Current Assets	38,749	36,670
Property, Plant and Equipment, Net	2,108	2,045
Goodwill	9,811	9,817
Intangible Assets, Net	3,254	3,441
Other Assets	1,897	1,897
Total Assets	$55,819	$53,870

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$27,151	$25,166
Short-term borrowings	142	135
Deferred revenue	807	1,078
Deferred tax liabilities	1,915	1,820
Current portion of long-term debt	1,110	1,529
Other accrued liabilities	3,650	3,769
Total Current Liabilities	34,775	33,497

Long-Term Debt	8,136	8,180
Other Noncurrent Liabilities	2,625	2,722
Commitments and Contingent Liabilities (Note 13)
Redeemable Noncontrolling Interests	1,410	1,386
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2015 and March 31, 2015, 385 and 384 shares issued at September 30, 2015 and March 31, 2015	4	4
Additional Paid-in Capital	7,212	6,968
Retained Earnings	13,780	12,705
Accumulated Other Comprehensive Loss	(1,644)	(1,713)
Other	(3)	(7)
Treasury Shares, at Cost, 155 and 152 at September 30, 2015 and March 31, 2015	(10,561)	(9,956)
Total McKesson Corporation Stockholders’ Equity	8,788	8,001
Noncontrolling Interests	85	84
Total Equity	8,873	8,085
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$55,819	$53,870

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
Operating Activities
Net income	$1,219	$888
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	451	538
Deferred taxes	23	114
Charges associated with last-in-first-out inventory method	182	192
Share-based compensation expense	78	82
Gain from the sale of businesses	(102)	(6)
Other non-cash items	7	24
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,037)	(1,531)
Inventories	(1,469)	(1,122)
Drafts and accounts payable	1,960	1,463
Deferred revenue	(258)	(253)
Taxes	203	(66)
Other	(6)	(158)
Net cash provided by operating activities	1,251	165

Investing Activities
Property acquisitions	(178)	(190)
Capitalized software expenditures	(96)	(80)
Acquisitions, net of cash and cash equivalents acquired	(11)	(31)
Proceeds from sale of businesses	204	(2)
Other	12	(4)
Net cash used in investing activities	(69)	(307)

Financing Activities
Proceeds from short-term borrowings	1,501	1,790
Repayments of short-term borrowings	(1,501)	(1,572)
Proceeds from issuances of long-term debt	—	3
Repayments of long-term debt	(498)	(231)
Common stock transactions:
Issuances	72	66
Share repurchases, including shares surrendered for tax withholding	(605)	(105)
Dividends paid	(114)	(115)
Other	(45)	(4)
Net cash used in financing activities	(1,190)	(168)
Effect of exchange rate changes on cash and cash equivalents	26	(79)
Net increase (decrease) in cash and cash equivalents	18	(389)
Cash and cash equivalents at beginning of period	5,341	4,193
Cash and cash equivalents at end of period	$5,359	$3,804

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
The results of operations for the quarter and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 previously filed with the SEC on May 12, 2015 (“2015 Annual Report”).
Certain prior period amounts, which relate to our discontinued operations, have been reclassified to conform to the current period presentation.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Discontinued Operations: In the first quarter of 2016, we adopted amended guidance for reporting of discontinued operations and disclosures of disposals of components.  The amended guidance revises the criteria for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation.  In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Refer to Financial Notes 4 and 5, “Divestiture of Businesses” and “Discontinued Operations,” for more information regarding the impact of this amended guidance on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Business Combinations: In September 2015, amended guidance was issued for an acquirer’s accounting for measurement-period adjustments. The amended guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead requires that measurement-period adjustments be recognized during the period in which it determines the amount of adjustments. In addition, the amended guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance is effective for us prospectively commencing in the first quarter of 2017. Early adoption is permitted.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
Debt Issuance Costs:  In April 2015, amended guidance was issued for the balance sheet presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. In August 2015, a clarification was added to this amended guidance that debt issuance costs related to line-of-credit arrangements can continue to be deferred and presented as an asset on the balance sheet. The amended guidance will become effective for us commencing in the first quarter of 2017.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial statements.
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
Revenue Recognition: In May 2014, amended guidance was issued for recognizing revenue from contracts with customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenues will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis. The amended guidance also requires additional quantitative and qualitative disclosures. In August 2015, additional guidance was issued to defer the effective date of the amended revenue recognition guidance by one year. As a result, the amended guidance is effective for us commencing in the first quarter of 2019.  The amended guidance allows for either full retrospective adoption or modified retrospective adoption. Early adoption is permitted but not prior to our first quarter of 2018. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2.	Business Combinations
In September 2015, we entered into an agreement to acquire the pharmaceutical distribution business of UDG Healthcare Plc (“UDG”) based in Ireland for €408 million in cash (or, using the currency exchange ratio of $1.12/€1 as of September 30, 2015, approximately $457 million).  The business primarily provides pharmaceutical and other healthcare products to retail and hospital pharmacies.  The transaction was approved by UDG shareholders on October 13, 2015, and is subject to the approval from the applicable regulatory authorities as well as other customary closing conditions. The acquisition is currently expected to close in the first half of calendar year 2016.
In July 2015, we also announced plans to acquire the pharmacy business of J Sainsbury Plc (“Sainsbury”) based in the U.K. for £125 million in cash (or, using the currency exchange ratio of $1.52/£1 as of September 30, 2015, approximately $190 million). Under the terms of the transaction, we will acquire 281 pharmacies in the U.K. including 277 in-store pharmacies and four located in hospitals. The transaction is subject to the approval of the applicable regulatory authorities as well as other customary closing conditions and is currently expected to close during the fourth quarter of 2016.
Upon closing, the acquired UDG and Sainsbury businesses will be included as part of our International pharmaceutical distribution and services business within our Distribution Solutions segment.
In addition to our February 2014 acquisition of Celesio AG (“Celesio”), we completed a number of smaller acquisitions within our Distribution Solutions segment during the last two years. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

3.	Redeemable Noncontrolling Interests
Under a domination and profit and loss transfer agreement (the “Domination Agreement”), McKesson is obligated to pay an annual recurring compensation amount of €0.83 per Celesio share (“Compensation Amount”) to the noncontrolling shareholders of Celesio. Additionally, the noncontrolling interests in Celesio are redeemable at the option of the holder as a result of a right to put their Celesio shares at €22.99 per share (“Put Right”) under the Domination Agreement. Accordingly, the noncontrolling interests in Celesio are presented as “Redeemable Noncontrolling Interests” on the accompanying condensed consolidated balance sheet. The Put Right amount is increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semiannually, less the guaranteed dividend paid during the second quarter of 2016 related to calendar year 2014 (“Guaranteed Dividend”) and any Compensation Amount already paid in respect of the relevant time period (“Put Amount”). The Domination Agreement was approved at the general shareholders’ meeting of Celesio on July 15, 2014, approved by the Stuttgart Higher Regional Court for registration on December 2, 2014, and was registered in the commercial register of Celesio at the local court of Stuttgart on December 2, 2014.
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Higher Regional Court to challenge the Compensation Amount, Guaranteed Dividend and/or Put Amount. As long as any Appraisal Proceedings are pending, the Compensation Amount, Guaranteed Dividend and/or Put Amount will be paid as specified currently in the Domination Agreement. If any such Appraisal Proceedings result in an adjustment to the Compensation Amount, Guaranteed Dividend and/or Put Amount, Celesio Holdings Deutschland GmbH & Co. KGaA (formerly known as “McKesson Deutschland GmbH & Co. KGaA”) would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the Guaranteed Dividend, Compensation Amount and/or Put Amount. The Put Right specified in the Domination Agreement may be exercised until two months after the announcement regarding the end of the Appraisal Proceedings. In addition, if the Domination Agreement is terminated, the Put Right may be exercised for a two-month period after the date of termination.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. There were no material exercises during the second quarter and first six months of 2016. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At September 30, 2015 and March 31, 2015, the carrying value of redeemable noncontrolling interests of $1.41 billion and $1.39 billion exceeded the maximum redemption value of $1.26 billion and $1.21 billion. At September 30, 2015 and March 31, 2015, we owned approximately 76.0% of Celesio’s outstanding common shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance, March 31, 2015	$1,386
Net income attributable to noncontrolling interests	22
Other comprehensive income	24
Reclassification of recurring compensation to other accrued liabilities	(22)
Balance, September 30, 2015	$1,410
The effects of changes in our ownership interest in Celesio on McKesson’s equity are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income attributable to McKesson Corporation	$617	$469	$1,193	$872
Transfers to noncontrolling and redeemable noncontrolling interests:
Decrease in McKesson Corporation’s paid-in capital for purchase of noncontrolling shares	—	(6)	—	(3)
Net transfers to noncontrolling and redeemable noncontrolling interests	—	(6)	—	(3)
Changes from net income attributable to McKesson Corporation and transfers to noncontrolling and redeemable noncontrolling interests	$617	$463	$1,193	$869

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

4.	Divestiture of Businesses
In August 2015, we sold our ZEE Medical business within our Distribution Solutions segment for a total purchase price of $134 million. We recorded a pre-tax gain from this sale of $51 million ($33 million after-tax) during the second quarter of 2016 and $51 million ($29 million after-tax) during the first six months of 2016.
During the first quarter of 2016, we also sold our nurse triage business within our Technology Solutions segment for net sale proceeds of $84 million and recorded a pre-tax gain of $51 million ($38 million after-tax) from the sale.
These divestitures did not meet the criteria to qualify as discontinued operations under the amended guidance, which became effective for us in the first quarter of 2016.  Accordingly, pre-tax gains from both divestitures were recorded in operating expenses within continuing operations of our condensed consolidated statements of operations. Pre and after-tax income of these businesses were not material for the quarters and six months ended September 30, 2015 and 2014.

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
During the fourth quarter of 2015, we recorded $241 million of non-cash pre-tax ($235 million after-tax) impairment charges to reduce the carrying value of this Brazilian distribution business to its estimated fair value, less cost to sell. The ultimate loss from the sale may be higher or lower than our current assessment of the business’ fair value and will be recorded in discontinued operations. In April 2015, a fire destroyed one of our Brazilian warehouses. While we maintain property loss and business interruption insurance, this event may impact the fair value of our Brazilian business.
During the first quarter of 2015, we decided to retain the workforce business within our International Technology business, which had been classified as a discontinued operation since the time we committed to a plan to sell the International Technology business in the first quarter of 2014. As a result, the workforce business was reclassified to continuing operations effective in the first quarter of 2015 for all periods presented and we recorded a non-cash pre-tax charge of $34 million primarily in cost of sales relating to depreciation and amortization expense for the period in 2014 while the business was classified as held for sale. The workforce business, which provided workforce management solutions for the National Health Service in the United Kingdom, was transitioned to another service provider during the first quarter of 2016.
We completed the sale of a software business within our International Technology business during the second quarter of 2015 and at that time, we recorded a pre-tax and after-tax loss of $6 million within the discontinued operations of our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

A summary of results of discontinued operations is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2015	2014	2015	2014
Revenues	$418	$601	$865	$1,219
Cost of sales	(377)	(543)	(782)	(1,086)
Operating expenses	(42)	(71)	(92)	(155)
Other income (loss), net	(8)	4	(13)	1
Pre-tax loss from discontinued operations	(9)	(9)	(22)	(21)
Loss on sale	—	(6)	—	(6)
Income tax benefit	3	1	6	5
Loss from discontinued operations, net of tax	$(6)	$(14)	$(16)	$(22)
A summary of carrying amounts of major classes of assets and liabilities included as part of discontinued operations is as follows:

	September 30,	March 31,
(In millions)	2015	2015
Receivables, net	$248	$314
Inventories, net	210	254
Other assets	84	92
Total assets of discontinued operations (1)	542	660
Drafts and account payable	182	209
Short-term borrowings	110	126
Other liabilities	260	328
Total liabilities of discontinued operations (1)	$552	$663
(1) Assets and liabilities of discontinued operations are included under the captions “Prepaid expenses and other” and “Other accrued liabilities” within our condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

6.	Income Taxes
During the second quarters of 2016 and 2015, income tax expense related to continuing operations was $244 million and $223 million and included net discrete tax benefits of $24 million and $6 million. During the first six months of 2016 and 2015, income tax expense related to continuing operations was $500 million and $408 million and included net discrete tax benefits of $29 million and $18 million. Our reported income tax rates for the second quarters of 2016 and 2015 were 27.7% and 31.2% and for the first six months of 2016 and 2015 were 28.8% and 31.0%. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items.
During the second quarter of 2016, we evaluated the recent U.S. Tax Court’s decision in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing agreement and recognized a discrete tax benefit of $25 million based on our historical tax filing position.
As of September 30, 2015, we had $548 million of unrecognized tax benefits, of which $374 million would reduce income tax expense and the effective tax rate, if recognized. As of June 30, 2015, we had $497 million of unrecognized tax benefits, of which $337 million would reduce income tax expense and the effective tax rate, if recognized. The increase in unrecognized tax benefits for the quarter mainly relates to the filing of a refund claim with the state of California. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $124 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on tax deficiencies as income tax expense. We recognized income tax benefit of $1 million and income tax expense of $3 million during the second quarters of 2016 and 2015 and income tax expense of $5 million and $7 million during the first six months of 2016 and 2015, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At September 30, 2015 and 2014, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $75 million and $161 million.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. During the first quarter of 2015, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006 and recognized a discrete tax benefit of $17 million to record a previously unrecognized tax benefit. The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009 and may issue a Revenue Agent Report before the end of our fiscal year 2016.
We previously received reassessments from the Canada Revenue Agency (“CRA”) related to a transfer pricing matter impacting years 2003 through 2010. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the 2003 reassessment and we filed a Notice of Appeal to the Federal Court of Appeal. During the first quarter of 2016, we reached an agreement to settle the transfer pricing matter for years 2003 through 2010 and recorded a discrete income tax benefit of $12 million for a previously unrecognized tax benefit. The CRA is currently examining our Canadian income tax returns for years 2011 through 2013.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Income from continuing operations	$636	$491	$1,235	$910
Net income attributable to noncontrolling interests	(13)	(8)	(26)	(16)
Income from continuing operations attributable to McKesson	623	483	1,209	894
Loss from discontinued operations, net of tax	(6)	(14)	(16)	(22)
Net income attributable to McKesson	$617	$469	$1,193	$872

Weighted average common shares outstanding:
Basic	232	232	232	231
Effect of dilutive securities:
Options to purchase common stock	2	1	1	2
Restricted stock units	1	2	2	2
Diluted	235	235	235	235

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.65	$2.05	$5.15	$3.80
Discontinued operations	(0.02)	(0.06)	(0.07)	(0.09)
Total	$2.63	$1.99	$5.08	$3.71
Basic
Continuing operations	$2.68	$2.08	$5.21	$3.86
Discontinued operations	(0.02)	(0.06)	(0.06)	(0.09)
Total	$2.66	$2.02	$5.15	$3.77

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended September 30, 2015 and 2014 and 1 million and 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the six months ended September 30, 2015 and 2014, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2015	$7,994	$1,823	$9,817
Goodwill acquired	11	—	11
Goodwill related to businesses sold	(59)	(26)	(85)
Acquisition accounting, transfers and other adjustments	8	—	8
Foreign currency translation adjustments, net	63	(3)	60
Balance, September 30, 2015	$8,017	$1,794	$9,811
As of September 30, 2015 and March 31, 2015, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	September 30, 2015				March 31, 2015
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	9	$2,686	$(1,234)	$1,452	$2,683	$(1,116)	$1,567
Service agreements	15	945	(240)	705	957	(215)	742
Pharmacy licenses	26	897	(97)	800	874	(65)	809
Trademarks and trade names	15	315	(90)	225	315	(82)	233
Technology	3	209	(189)	20	213	(184)	29
Other	4	168	(116)	52	162	(101)	61
Total		$5,220	$(1,966)	$3,254	$5,204	$(1,763)	$3,441
Amortization expense of intangible assets was $109 million and $221 million for the quarter and six months ended September 30, 2015 and $130 million and $259 million for the quarter and six months ended September 30, 2014. Estimated annual amortization expense of these assets is as follows: $180 million, $382 million, $366 million, $331 million and $304 million for the remainder of 2016 and each of the succeeding years through 2020 and $1,691 million thereafter. All intangible assets were subject to amortization as of September 30, 2015 and March 31, 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes Euro-denominated corporate bonds consisting of 4.00% bonds due October 18, 2016 and 4.50% bonds due April 26, 2017. At September 30, 2015 and March 31, 2015, $400 million and $388 million of the 4.00% bonds and $580 million and $563 million of the 4.50% bonds, for a total of $980 million and $951 million, were outstanding.
At March 31, 2015, we had a term loan with an outstanding balance of $89 million (or £60 million). During the first quarter of 2016, we repaid this term loan for $93 million. During the second quarter of 2016, we repaid our $400 million floating rate notes due September 10, 2015 at maturity.
Accounts Receivable Facilities
We have an accounts receivable sales facility (the “Facility”) with a committed balance of $1.35 billion, although from time to time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. During the first six months of 2016 and 2015, there were no borrowings under the Facility. At September 30, 2015 and March 31, 2015, there were no borrowings and related securitized accounts receivable outstanding under the Facility.
This Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At September 30, 2015 and March 31, 2015, we were in compliance with all covenants. Following the execution of a new $3.5 billion revolving credit facility in October 2015, as further discussed below, we provided notice to terminate the Facility. As a result, the available committed balance of the Facility is expected to be terminated in November 2015.
We also have accounts receivable factoring facilities (the “Factoring Facilities”) denominated in foreign currencies with a total committed balance of $172 million. During the first six months of 2016 and 2015, we borrowed $883 million and $1,575 million and repaid $887 million and $1,545 million in short-term borrowings under these facilities. At September 30, 2015 and March 31, 2015, there were $139 million and $135 million in secured borrowings outstanding under these facilities. The Factoring Facilities will expire through January 2016.
Revolving Credit Facilities and Lines of Credit
We had a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was to expire in September 2016. Borrowings under this facility would bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2016 and 2015. As of September 30, 2015 and March 31, 2015, there were no amounts outstanding under this facility.
We also had a syndicated €500 million five-year senior unsecured revolving credit facility, which was to expire in February 2018. Borrowings under this facility would bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first six months of 2016 and 2015 and no amounts were outstanding as of September 30, 2015 and March 31, 2015. This revolving credit facility was terminated in advance of the execution of the new $3.5 billion revolving credit facility in October 2015, as further discussed below.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $1.3 billion. During the first six months of 2016 and 2015, we borrowed $618 million and $207 million and repaid $616 million and $33 million under these credit lines primarily related to short-term borrowings. As of September 30, 2015 and March 31, 2015, there were $31 million and $29 million outstanding under these credit lines.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

In October 2015, we entered into a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “New Credit Facility”) and terminated our $1.3 billion and €500 million syndicated revolving credit facilities, and provided notice to terminate our $1.35 billion accounts receivable sales facility, which is expected to be terminated in November 2015. The New Credit Facility has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pounds sterling and Euros. The remaining terms and conditions of the New Credit Facility are substantially similar to those previously in place under our previous $1.3 billion revolving credit facility, including a debt to capital covenant ratio of no greater than 65%.

10.	Pension Benefits
The net periodic expense for our defined pension benefit plans is as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Quarter Ended September 30,		Quarter Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost - benefits earned during the year	$2	$—	$5	$5	$2	$1	$10	$9
Interest cost on projected benefit obligation	4	4	6	9	9	9	12	18
Expected return on assets	(4)	(5)	(8)	(8)	(9)	(11)	(16)	(15)
Amortization of unrecognized actuarial loss and prior service costs	12	6	1	1	21	10	2	2
Net periodic pension expense	$14	$5	$4	$7	$23	$9	$8	$14
Cash contributions to these plans were $10 million and $44 million for the second quarter and first six months of 2016 and $16 million and $31 million for the second quarter and first six months of 2015. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

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
Foreign currency rate risk
The majority of our operations are conducted in U.S. dollars; however, certain assets and liabilities, revenues and expense and purchasing activities are incurred in and exposed to other currencies. We have certain foreign currency rate risk programs that manage the impact of foreign currency fluctuations primarily through the use of foreign currency forward-exchange contracts. These contracts are typically used to offset the potential earnings effects from intercompany foreign currency loans. These programs reduce but do not entirely eliminate foreign currency rate risk.
At September 30, 2015 and March 31, 2015, forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total notional values of $399 million were designated for hedge accounting. These contracts will mature between March 2016 and March 2020. Changes in the fair values of contracts designated for hedge accounting are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; amounts recorded to earnings for these contracts were not material during the quarter and six months ended September 30, 2015 and 2014.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We also have a number of forward contracts to primarily hedge the Euro against cash flows denominated in British pounds and other European currencies. At September 30, 2015 and March 31, 2015, the total notional value of these contracts was $1,894 million and $1,755 million. These contracts will mature from October 2015 to June 2016 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated for hedge accounting are recorded directly to earnings and accordingly, net gains of $67 million and $22 million for the second quarter and first six months of 2016 and net losses of $30 million and $50 million for the second quarter and first six months of 2015 were recorded within operating expenses. However, the gains and losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	September 30, 2015			March 31, 2015
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$17	$—	$76	$14	$—	$76
Foreign exchange contracts (non-current)	Other assets	69	—	323	53	—	323
Total		$86	$—		$67	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$26	$—	$1,769	$7	$—	$493
Foreign exchange contracts (current)	Other accrued liabilities	—	7	125	—	79	1,262
Total		$26	$7		$7	$79
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

12.	Fair Value Measurements
At September 30, 2015 and March 31, 2015, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $9.2 billion and $9.6 billion at September 30, 2015 and $9.7 billion and $10.4 billion at March 31, 2015. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at September 30, 2015 and March 31, 2015 were investments in money market funds, time deposits and repurchase agreements of $4.3 billion and $4.2 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and six months ended September 30, 2015 and 2014.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2015 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2015, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
On August 29, 2007, PSKW, LLC filed a lawsuit against McKesson Specialty Arizona Inc. in the New York Supreme Court, New York County, alleging that McKesson Specialty Arizona misappropriated trade secrets and confidential information in launching its LoyaltyScript® program, PSKW, LLC v. McKesson Specialty Arizona Inc., Index No. 602921/07.  Plaintiff later amended its complaint twice to add additional, but related claims. On August 31, 2011, McKesson Specialty Arizona moved for summary judgment on all claims.  On December 23, 2013, the court dismissed PSKW’s cause of action for misappropriation of ideas.  PSKW appealed this decision and on October 21, 2014, the Appellate Division reversed.  On January 30, 2015, the trial court granted McKesson Specialty Arizona’s motion to strike the jury and later set trial for June 15, 2015. The trial began on June 22, 2015 and will resume in January 2016.
In May 2013, True Health Chiropractic, Inc. filed a class action against McKesson Corporation, claiming that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA. In July 2014, Plaintiff amended its complaint, adding an additional named plaintiff and McKesson Technologies Inc. as a defendant. Plaintiffs purport to represent all persons who were sent marketing faxes that did not contain proper opt-out notices and from whom McKesson did not obtain prior express permission from June 2009 to the present. The case is pending in the Northern District of California. True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219 (HG). In August 2015, McKesson was granted a waiver from the opt out requirement from the Federal Communications Commission. Plaintiffs have appealed that decision.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

In May 2015, the Board authorized the repurchase of up to $500 million of the Company’s common stock. During the second quarter of 2016, we bought 2.5 million shares at an average price per share of $196.20. At September 30, 2015, no authorized amounts remain available for future repurchases of the Company’s common stock under the May 2015 Board approved share purchase plan. In October 2015, the Board authorized the repurchase of up to $2 billion of the Company’s common stock.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling and redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2015	2014	2015	2014
Foreign currency translation adjustments(1)
Foreign currency translation adjustments arising during period, net of income tax expense of nil, nil, nil and nil (2) (3)	$(243)	$(667)	$104	$(569)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	(10)	—	(10)
	(243)	(677)	104	(579)

Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	2	—	6	(2)

Changes in retirement-related benefit plans
Net actuarial gain (loss) and prior service cost arising during the period, net of income tax benefit of $1, nil, $9 and nil (4)	1	—	(28)	—
Amortization of actuarial loss and prior service costs, net of income tax expense of $5, $2, $9 and $3 (5)	8	3	15	6
Foreign currency translation adjustments, net of income tax expense of nil, nil, nil and nil	2	3	(4)	2
	11	6	(17)	8

Other comprehensive income (loss), net of tax	$(230)	$(671)	$93	$(573)

(1)
Foreign currency translation adjustments result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars, and were primarily related to our foreign subsidiary, Celesio, in 2016 and 2015.

(2)
The net foreign currency translation losses during the second quarter of 2016 were primarily due to the weakening of the British pound sterling against the U.S. dollar from July 1, 2015 to September 30, 2015. The net foreign currency translation gains during first six months of 2016 were primarily due to the recovery of the Euro and British pound sterling against the U.S. dollar from April 1, 2015 to September 30, 2015. During the second quarter and first six months of 2015, the currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2014 to September 30, 2014.

(3)
The second quarter and first six months of 2016 include net foreign currency translation losses of $20 million and gains of $30 million and the second quarter and first six months of 2015 include net foreign currency translation losses of $139 million and $151 million, which are attributable to noncontrolling and redeemable noncontrolling interests.

(4)	The second quarter and first six months of 2016 include net actuarial losses of nil and $6 million attributable to redeemable noncontrolling interests.

(5)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the second quarter and first six months of 2016 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(1,123)	$(17)	$(294)	$(1,434)

Other comprehensive income (loss) before reclassifications	(243)	2	1	(240)
Amounts reclassified to earnings and other	—	—	10	10
Other comprehensive income (loss)	(243)	2	11	(230)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(20)	—	—	(20)
Other comprehensive income (loss) attributable to McKesson	(223)	2	11	(210)
Balance at September 30, 2015	$(1,346)	$(15)	$(283)	$(1,644)

Balance at March 31, 2015	$(1,420)	$(21)	$(272)	$(1,713)

Other comprehensive income (loss) before reclassifications	104	6	(28)	82
Amounts reclassified to earnings and other	—	—	11	11
Other comprehensive income (loss)	104	6	(17)	93
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	30	—	(6)	24
Other comprehensive income (loss) attributable to McKesson	74	6	(11)	69
Balance at September 30, 2015	$(1,346)	$(15)	$(283)	$(1,644)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

15.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2015	2014	2015	2014
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$40,603	$35,147	$80,135	$69,451
International pharmaceutical distribution and services	5,866	6,714	11,704	13,739
Medical-Surgical distribution and services	1,571	1,529	3,011	2,908
Total Distribution Solutions	48,040	43,390	94,850	86,098

Technology Solutions - products and services	721	770	1,457	1,538
Total Revenues	$48,761	$44,160	$96,307	$87,636

Operating profit
Distribution Solutions (2)	$926	$790	$1,836	$1,530
Technology Solutions (3)	146	125	304	193
Total	1,072	915	2,140	1,723
Corporate Expenses, Net	(101)	(106)	(225)	(214)
Interest Expense	(91)	(95)	(180)	(191)
Income from Continuing Operations Before Income Taxes	$880	$714	$1,735	$1,318

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions operating profit for the second quarter and first six months of 2016 include $91 million and $182 million in pre-tax charges related to our last-in, first-out (“LIFO”) method of accounting for inventories. The second quarter and first six months of 2015 include pre-tax LIFO charges of $94 million and $192 million. The second quarter and first six months of 2016 include a pre-tax gain of $51 million recognized from the sale of our ZEE Medical business, and the first six months of 2016 include $59 million of cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(3)
Technology Solutions operating profit for the first six months of 2016 includes a pre-tax gain of $51 million recognized from the sale of our nurse triage business, and for the first six months of 2015 includes a non-cash pre-tax charge of $34 million related to the retained workforce business within our International Technology business.

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
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended September 30,			Six Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues	$48,761	$44,160	10%	$96,307	$87,636	10%

Income from Continuing Operations Before Income Taxes	$880	$714	23%	$1,735	$1,318	32%
Income Tax Expense	(244)	(223)	9	(500)	(408)	23
Income from Continuing Operations	636	491	30	1,235	910	36
Loss from Discontinued Operations, Net of Tax	(6)	(14)	(57)	(16)	(22)	(27)
Net Income	630	477	32	1,219	888	37
Net Income Attributable to Noncontrolling Interests	(13)	(8)	63	(26)	(16)	63
Net Income Attributable to McKesson Corporation	$617	$469	32%	$1,193	$872	37%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.65	$2.05	29%	$5.15	$3.80	36%
Discontinued Operations	(0.02)	(0.06)	(67)	(0.07)	(0.09)	(22)
Total	$2.63	$1.99	32%	$5.08	$3.71	37%

Weighted Average Diluted Common Shares	235	235	—%	235	235	—%
Revenues for the second quarter and first six months of 2016 increased 10% compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 4% and 3%, revenues increased 14% and 13% for the second quarter and first six months of 2016 primarily reflecting market growth and expanded business with existing customers, partially offset by price deflation associated with brand to generic drug conversions within our North America pharmaceutical distribution businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Income from continuing operations before income taxes for the second quarter and first six months of 2016 increased 23% and 32% compared to the same periods a year ago primarily due to higher operating profit from our North America pharmaceutical distribution businesses. Income from continuing operations for the second quarter and first six months of 2016 includes pre-tax gains of $51 million and $102 million resulting from the second quarter sale of our ZEE Medical business within our Distribution Solutions segment and the first quarter sale of our nurse triage business within our Technology Solutions segment. Additionally, financial results for the first six months of 2016 reflect $59 million of cash proceeds representing our share of antitrust legal settlements within our Distribution Solutions segment.
Income tax expense for 2016 includes a $25 million discrete tax benefit based on our assessment of a recent U.S. Tax Court ruling.
Net income attributable to McKesson Corporation for the second quarters of 2016 and 2015 was $617 million and $469 million and for the first six months of 2016 was $1,193 million and $872 million. Diluted earnings per common share attributable to McKesson for the second quarters of 2016 and 2015 were $2.63 and $1.99 and for the first six months of 2016 and 2015 were $5.08 and $3.71.
Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Distribution Solutions
North America pharmaceutical distribution and services	$40,603	$35,147	16%	$80,135	$69,451	15%
International pharmaceutical distribution and services	5,866	6,714	(13)	11,704	13,739	(15)
Medical-Surgical distribution and services	1,571	1,529	3	3,011	2,908	4
Total Distribution Solutions	48,040	43,390	11	94,850	86,098	10

Technology Solutions - products and services	721	770	(6)	1,457	1,538	(5)
Total Revenues	$48,761	$44,160	10%	$96,307	$87,636	10%
Revenues for the second quarter and first six months of 2016 increased 10% compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 4% and 3%, revenues increased 14% and 13% for the second quarter and first six months of 2016 primarily due to our Distribution Solutions segment, which accounted for approximately 99% of our consolidated revenues.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the second quarter and first six months of 2016 increased primarily due to market growth, which reflects growing drug utilization (price and volume increases, as well as newly launched drugs), and our business mix, which includes increased volume with existing customers. These increases were partially offset by price deflation associated with brand to generics drug conversions.
International pharmaceutical distribution and services revenues for the second quarter and first six months of 2016 decreased 13% and 15%. Excluding unfavorable foreign currency effects of 15% and 16%, revenues increased 2% and 1% for the second quarter and first six months of 2016 primarily due to a new distribution agreement with a manufacturer in the United Kingdom, partially offset by lower revenues in Norway due to the loss of a hospital contract.
Medical-Surgical distribution and services revenues increased primarily due to market growth, partially offset by a decrease in revenues associated with the sale of our ZEE Medical business.
Technology Solutions: Technology Solutions revenues for the second quarter and first six months of 2016 decreased primarily due to a decline in hospital software service revenues and the sale of our nurse triage business in the first quarter of 2016. These decreases were partially offset by higher revenues in our other businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Gross Profit
Distribution Solutions	$2,458	$2,481	(1)%		$4,951	$4,874	2%
Technology Solutions	386	383	1		741	722	3
Total	$2,844	$2,864	(1)%		$5,692	$5,596	2%
Gross Profit Margin
Distribution Solutions	5.12	5.72	(60)	bp	5.22	5.66	(44)	bp
Technology Solutions	53.54	49.74	380		50.86	46.94	392
Total	5.83	6.49	(66)		5.91	6.39	(48)
bp - basis points
Gross profit for the second quarter of 2016 decreased 1% and for the first six months of 2016 increased 2% compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 5%, gross profit increased 4% and 7% for the second quarter and first six months of 2016 primarily due to an increase in our Distribution Solutions segment. Gross profit margin for the second quarter and first six months of 2016 decreased primarily due to a decline within our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit for the second quarter of 2016 decreased 1% and for the first six months of 2016 increased 2% compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 5%, gross profit increased 4% and 7% for the second quarter and first six months of 2016 primarily due to increased sales volume within our North America businesses. Gross profit for the first six months of 2016 also included $59 million of cash proceeds representing our share of antitrust legal settlements, which were recorded as a reduction to cost of sales.
Distribution Solutions segment’s gross profit margin decreased in the second quarter and first six months of 2016 primarily due to our North America distribution business’ decrease in sell margin, which was partially offset by increases in their buy margin. The decrease in sell margin primarily reflects higher customer sales volume. Buy margin primarily reflects volume and timing of compensation we receive from pharmaceutical manufacturers. Gross profit margin was also unfavorably impacted by foreign currency effects, a decline in U.S. generic drug price increases and our mix of business. Gross profit margin for the first six months of 2016 was also favorably affected by the receipt of the antitrust legal settlements.
Our last-in-first-out (“LIFO”) inventory expense was $91 million and $94 million in the second quarters of 2016 and 2015, and $182 million and $192 million in the first six months of 2016 and 2015. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines including the effect of branded pharmaceutical products that have lost market exclusivity and lower net deflation of generic pharmaceutical products. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our annual LIFO expense, which we estimate on a quarterly basis, is affected by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be affected by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions
Technology Solutions segment’s gross profit and gross profit margin for the second quarter and first six months of 2016 increased compared to the same periods a year ago. Gross profit and gross profit margin for the first six months of 2016 was higher primarily due to a $34 million pre-tax charge recorded in 2015, which represented a catch up in depreciation and amortization expense not recognized in 2014 when certain assets were classified as held for sale within our International Technology business. The increase was partially offset by a $20 million reduction-in-workforce severance charge associated with the wind down of a product line.  The severance charge was recorded as follows: $15 million in cost of sales and $5 million in operating expenses. Additionally, gross profit margin for 2016 was favorably affected by changes in revenue mix.
In 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology Solutions segment. As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all periods presented in our consolidated financial statements in 2014 and depreciation and amortization expense was not recognized as the assets were held for sale. During the first quarter of 2015, we decided to retain the workforce business, which provided workforce management solutions for the National Health Service in the United Kingdom, within our International Technology business. As a result, we reclassified the workforce business, which had been designated as a discontinued operation during 2014, as a continuing operation for all periods presented effective in the first quarter of 2015. Additionally, we recorded a pre-tax charge of $34 million as a catch-up of depreciation and amortization expense not recognized in 2014 when the assets were classified as held for sale. The non-cash charge was primarily recorded in cost of sales. The workforce business was transitioned to another service provider during the first quarter of 2016.
Operating Expenses and Other Income, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Operating Expenses
Distribution Solutions	$1,545	$1,708	(10)%		$3,137	$3,378	(7)%
Technology Solutions	240	260	(8)		438	531	(18)
Corporate	105	109	(4)		232	219	6
Total	$1,890	$2,077	(9)%		$3,807	$4,128	(8)%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.22	3.94	(72)	bp	3.31	3.92	(61)	bp
Technology Solutions	33.29	33.77	(48)		30.06	34.53	(447)
Total	3.88	4.70	(82)	bp	3.95	4.71	(76)	bp

Other Income, Net
Distribution Solutions	$13	$17	(24)%		$22	$34	(35)%
Technology Solutions	—	2	(100)		1	2	(50)
Corporate	4	3	33		7	5	40
Total	$17	$22	(23)%		$30	$41	(27)%
Operating expenses for the second quarter and first six months of 2016 decreased 9% and 8% compared to the same periods a year ago. Excluding foreign currency effects of 6%, operating expenses decreased 3% and 2% for the second quarter and first six months of 2016. Operating expenses for the second quarter and first six months of 2016 include pre-tax gains of $51 million and $102 million from the sale of two businesses, as further described below.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Distribution Solutions segment’s operating expenses for the second quarter and first six months of 2016 decreased 10% and 7% compared to the same periods a year ago. Excluding foreign currency effects of 7%, operating expenses decreased 3% for the second quarter and were flat for the first six months of 2016. Operating expenses and operating expenses as a percentage of revenues for 2016 benefited from a $51 million pre-tax gain from the sale of our ZEE Medical business.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenue in 2016 decreased compared to the same periods a year ago primarily due to lower compensation and benefits costs, and professional service expenses. Additionally, operating expenses for the first six months of 2016 include a pre-tax gain of $51 million recognized from the sale of our nurse triage business in the first quarter of 2016.
Corporate expenses decreased for the second quarter of 2016 compared to the same period a year ago primarily due to lower compensation and benefit costs. Corporate expenses increased for the first six months of 2016 compared to the same period a year ago primarily due to higher compensation and benefit costs, partially offset by lower acquisition-related expenses and prior period foreign currency losses.
Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions made by the Company, were $33 million and $63 million in the second quarter and first six months of 2016 and $62 million and $111 million in the second quarter and first six months of 2015. These expenses were primarily related to our 2014 acquisition of Celesio AG (“Celesio”) and our 2013 acquisition of PSS World Medical, Inc. (“PSSI”).
Acquisition expenses and related adjustments were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Operating Expenses and Other Income, Net
Integration related expenses	$28	$42	$57	$70
Severance and relocation	—	18	1	35
Transaction closing expenses	5	2	5	6
Total Acquisition Expenses and Related Adjustments	$33	$62	$63	$111
Acquisition expenses and related adjustments by segment were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Operating Expenses and Other Income, Net
Distributions Solutions	$33	$58	62	$100
Technology Solutions	—	1	—	1
Corporate	—	3	1	10
Total Acquisition Expenses and Related Adjustments	$33	$62	$63	$111
We incurred $10 million and $40 million of acquisition-related expenses for the second quarters of 2016 and 2015 and $13 million and $75 million for the first six months of 2016 and 2015 for our acquisition of Celesio as well as recently announced planned acquisitions. We incurred $22 million and $21 million of acquisition-related expenses for the second quarters of 2016 and 2015 and $45 million and $35 million for the first six months of 2016 and 2015 for our acquisition of PSSI. These expenses primarily include facility closure-related expenses, legal and other expenses to integrate the businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets purchased in connection with business acquisitions were $109 million and $130 million for the second quarters of 2016 and 2015 and $221 million and $259 million for the first six months of 2016 and 2015, which were primarily recorded in operating expenses. Amortization expenses decreased in 2016 compared to 2015 primarily due to foreign currency effects.
Amortization expenses by segment were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Distribution Solutions	$98	$117	$201	$234
Technology Solutions	11	13	20	25
Total	$109	$130	$221	$259
Other Income, Net: Other income, net, for the second quarter and first six months of 2016 decreased compared to the same period a year ago primarily due to gains recognized from the sale of certain small investments in 2015. There were no material foreign currency effects.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Segment Operating Profit (1)
Distribution Solutions	$926	$790	17%		$1,836	$1,530	20%
Technology Solutions	146	125	17		304	193	58
Subtotal	1,072	915	17		2,140	1,723	24
Corporate Expenses, Net	(101)	(106)	(5)		(225)	(214)	5
Interest Expense	(91)	(95)	(4)		(180)	(191)	(6)
Income from Continuing Operations Before Income Taxes	$880	$714	23%		$1,735	$1,318	32%

Segment Operating Profit Margin
Distribution Solutions	1.93%	1.82%	11	bp	1.94%	1.78%	16	bp
Technology Solutions	20.25	16.23	402		20.86	12.55	831

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.
Segment Operating Profit
Distribution Solutions: Operating profit margin for the segment increased in 2016 compared to the same periods a year ago primarily due to lower operating expenses, partially offset by a decline in gross profit margin. Additionally, operating profit margin for 2016 includes a $51 million pre-tax gain from the sale of our ZEE Medical business and for the first six months of 2016, $59 million of cash proceeds representing our share of antitrust legal settlements.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions: Operating profit margin for the segment increased in 2016 compared to the same periods a year ago primarily due to higher gross profit margin and lower operating expenses as a percentage of revenues. Operating profit margin for the first six months of 2016 includes a $51 million pre-tax gain from the sale of our nurse triage business, which was partially offset by a $20 million severance charge recorded in the first quarter of 2016. Additionally, operating profit margin for the first six months of 2015 included a $34 million pre-tax catch-up depreciation and amortization charge relating to the reclassification of the workforce business within our International Technology business from discontinued operations to continuing operations.
Corporate: Corporate expenses, net, decreased for the second quarter of 2016 and increased for the first six months of 2016 primarily due to changes in operating expenses.
Interest Expense: Interest expense for the second quarter and first six months of 2016 decreased primarily due to repayments of certain foreign currency denominated bilateral credit lines.
Income Taxes: Our reported income tax rates for the second quarters of 2016 and 2015 were 27.7% and 31.2% and for the first six months of 2016 and 2015 were 28.8% and 31.0%. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items. Income tax expense for the second quarters of 2016 and 2015 included net discrete tax benefits of $24 million and $6 million and for the first six months of 2016 and 2015, $29 million and $18 million. During the second quarter of 2016, we recorded a $25 million discrete tax benefit based on our assessment of a recent U.S. Tax Court ruling.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net of tax, was $6 million and $14 million for the second quarters of 2016 and 2015 and $16 million and $22 million for the first six months of 2016 and 2015. Diluted loss per common share from discontinued operations for the second quarter of 2016 was $0.02 compared to $0.06 for the same period a year ago and for the first six months of 2016 was $0.07 compared to $0.09 for the same period a year ago.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for 2016 primarily represents the accrual of the annual recurring compensation amount of €0.83 per Celesio share that McKesson is obligated to pay to the noncontrolling shareholders of Celesio under a domination and profit and loss transfer agreement (the “Domination Agreement”). For 2016, the estimated annual compensation is $45 million based on the Euro to U.S. dollar exchange rate and shares owned by the noncontrollling interests as of September 30, 2015. Net income attributable to noncontrolling interests for 2015 primarily represented the portion of Celesio’s net income that was not attributable to McKesson Corporation. Refer to Financial Note 3, “Redeemable Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $617 million and $469 million, and diluted earnings per common share attributable to McKesson Corporation were $2.63 and $1.99 for the second quarters of 2016 and 2015. Net income attributable to McKesson Corporation was $1,193 million and $872 million, and diluted earnings per common share attributable to McKesson Corporation were $5.08 and $3.71 for the first six months of 2016 and 2015.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 235 million and 235 million for the second quarters of 2016 and 2015 and 235 million and 235 million for the first six months of 2016 and 2015.
We conduct businesses in a number of foreign countries in local currencies. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates.  In discussing our operating results, we may use the term “foreign currency effect” which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations.  In computing foreign currency effect, we translate our current year results in local currencies into U.S dollars by applying average foreign exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods in U.S. dollars.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Business Combinations
In September 2015, we entered into an agreement to acquire the pharmaceutical distribution business of UDG Healthcare Plc (“UDG”) based in Ireland for €408 million in cash (or, using the currency exchange ratio of $1.12/€1 as of September 30, 2015, approximately $457 million).  The business primarily provides pharmaceutical and other healthcare products to retail and hospital pharmacies. The transaction was approved by UDG shareholders on October 13, 2015, and is subject to the approval from the applicable regulatory authorities as well as other customary closing conditions.  The acquisition is currently expected to close in the first half of calendar year 2016.
In July 2015, we also announced plans to acquire the pharmacy business of J Sainsbury Plc (“Sainsbury”) based in the U.K. for £125 million in cash (or, using the currency exchange ratio of $1.52/£1 as of September 30, 2015, approximately $190 million). Under the terms of the transaction, we will acquire 281 pharmacies in the U.K. including 277 in-store pharmacies and four located in hospitals. The transaction is subject to the approval of the applicable regulatory authorities as well as other customary closing conditions and is currently expected to close during the fourth quarter of 2016.
Upon closing, the acquired UDG and Sainsbury businesses will be included as part of our International pharmaceutical distribution and services business within our Distribution Solutions segment.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Financial Condition, Liquidity and Capital Resources
We expect our available cash generated from operations, together with our existing sources of liquidity from commercial paper issuance and our credit facilities will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time to time, we may access the long-term debt capital markets to discharge our other liabilities.
Operating activities generated cash of $1,251 million and $165 million during the first six months of 2016 and 2015. Operating activities for the first six months of 2016 were affected by higher drafts and accounts payable and increases in receivables and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $69 million and $307 million during the first six months of 2016 and 2015. Investing activities for the first six months of 2016 included $204 million in net proceeds from the sale of businesses. Additionally, investing activities reflect cash paid for purchases of property and capitalized software.
Financing activities utilized cash of $1,190 million and $168 million during the first six months of 2016 and 2015. Financing activities for the first six months of 2016 include cash receipts and payments of $1,501 million for short-term borrowings. Long-term debt repayments during the first six months of 2016 were primarily due to the repayment of a $400 million bond, while long-term debt repayments in the first six months of 2015 were due to cash paid on foreign currency denominated bilateral lines of credit. Financing activities for the six months of 2015 include cash receipts of $1,790 million and payments of $1,572 million for short-term borrowings. Additionally, financing activities for the first six months of 2016 and 2015 included $605 million and $105 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions such as accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. At September 30, 2015, no Board authorized amounts remain available for future repurchases of the Company’s common stock. In October 2015, the Board authorized the repurchase of up to $2 billion of the Company’s common stock.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2015	March 31, 2015
Cash and cash equivalents	$5,359	$5,341
Working capital	3,974	3,173
Debt, net of cash and cash equivalents	4,029	4,503
Debt to capital ratio (1)	51.7%	55.2%
Net debt to net capital employed (2)	31.4	36.0
Return on McKesson stockholders’ equity (3)	20.6	17.0

(1)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests.

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
Our cash and cash equivalents balance as of September 30, 2015 included approximately $2.2 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
At September 30, 2015, the carrying value of redeemable noncontrolling interests related to Celesio was $1.41 billion, which exceeded the maximum redemption value of $1.26 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of Celesio received the right to put their Celesio shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semiannually, less the guaranteed dividend paid during the second quarter of 2016 related to calendar year 2014 and any compensation amount already paid in respect of the relevant time period (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Refer to Financial Note 3 “Redeemable Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
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
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from commercial paper issuances and our credit facilities.
In October 2015, we entered into a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “New Credit Facility”) and terminated our $1.3 billion and €500 million syndicated revolving credit facilities, and provided notice to terminate our $1.35 billion accounts receivable sales facility, which is expected to be terminated in November 2015. The New Credit Facility has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pounds sterling and Euros. The remaining terms and conditions of the New Credit Facility are substantially similar to those previously in place under our previous $1.3 billion revolving credit facility, including a debt to capital covenant ratio of no greater than 65%.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There were no authorized amounts outstanding for repurchases of the Company’s common stock at September 30, 2015.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the second quarter of 2016.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2015 – July 31, 2015	—	$—	—	$500
August 1, 2015 – August 31, 2015	0.2	194.13	0.2	458
September 1, 2015 – September 30, 2015	2.3	196.39	2.3	—
Total	2.5		2.5	—

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

In October 2015, the Board authorized the repurchase of up to $2 billion of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 29, 2015	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	October 29, 2015	/s/ Nigel A. Rees
Nigel A. Rees
Senior Vice President and Controller