Form 10-Q
period 2015-12-31
MCKESSON CORP
filed 2016-01-27
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	December 31, 2015
Common stock, $0.01 par value	228,586,974 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues	$47,899	$46,484	$144,206	$134,120
Cost of Sales	(45,027)	(43,586)	(135,642)	(125,626)
Gross Profit	2,872	2,898	8,564	8,494
Operating Expenses	(1,952)	(2,098)	(5,759)	(6,226)
Operating Income	920	800	2,805	2,268
Other Income, Net	13	12	43	53
Interest Expense	(87)	(93)	(267)	(284)
Income from Continuing Operations Before Income Taxes	846	719	2,581	2,037
Income Tax Expense	(204)	(198)	(704)	(606)
Income from Continuing Operations	642	521	1,877	1,431
Income (Loss) from Discontinued Operations, Net of Tax	5	(10)	(11)	(32)
Net Income	647	511	1,866	1,399
Net Income Attributable to Noncontrolling Interests	(13)	(39)	(39)	(55)
Net Income Attributable to McKesson Corporation	$634	$472	$1,827	$1,344

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.71	$2.04	$7.86	$5.85
Discontinued operations	0.02	(0.04)	(0.05)	(0.13)
Total	$2.73	$2.00	$7.81	$5.72
Basic
Continuing operations	$2.74	$2.07	$7.95	$5.94
Discontinued operations	0.02	(0.04)	(0.04)	(0.14)
Total	$2.76	$2.03	$7.91	$5.80

Dividends Declared Per Common Share	$0.28	$0.24	$0.80	$0.72

Weighted Average Common Shares
Diluted	232	236	234	235
Basic	230	232	231	232

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net Income	$647	$511	$1,866	$1,399

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	(246)	(416)	(142)	(995)

Unrealized gains (losses) on cash flow hedges arising during period	(1)	1	5	(1)

Retirement-related benefit plans	15	(16)	(2)	(8)
Other Comprehensive Income (Loss), Net of Tax	(232)	(431)	(139)	(1,004)

Comprehensive Income (Loss)	415	80	1,727	395
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	18	13	(32)	148
Comprehensive Income (Loss) Attributable to McKesson Corporation	$433	$93	$1,695	$543

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$3,406	$5,341
Receivables, net	17,402	15,914
Inventories, net	16,411	14,296
Prepaid expenses and other	1,042	1,119
Total Current Assets	38,261	36,670
Property, Plant and Equipment, Net	2,112	2,045
Goodwill	9,701	9,817
Intangible Assets, Net	3,103	3,441
Other Assets	1,910	1,897
Total Assets	$55,087	$53,870

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$26,854	$25,166
Short-term borrowings	7	135
Deferred revenue	999	1,078
Deferred tax liabilities	1,979	1,820
Current portion of long-term debt	996	1,529
Other accrued liabilities	3,644	3,769
Total Current Liabilities	34,479	33,497

Long-Term Debt	7,715	8,180
Other Noncurrent Liabilities	2,555	2,722
Commitments and Contingent Liabilities (Note 13)
Redeemable Noncontrolling Interests	1,378	1,386
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2015 and March 31, 2015, 271 and 384 shares issued at December 31, 2015 and March 31, 2015	3	4
Additional Paid-in Capital	5,793	6,968
Retained Earnings	7,995	12,705
Accumulated Other Comprehensive Loss	(1,845)	(1,713)
Other	(2)	(7)
Treasury Shares, at Cost, 42 and 152 at December 31, 2015 and March 31, 2015	(3,068)	(9,956)
Total McKesson Corporation Stockholders’ Equity	8,876	8,001
Noncontrolling Interests	84	84
Total Equity	8,960	8,085
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$55,087	$53,870

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Operating Activities
Net income	$1,866	$1,399
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	671	786
Deferred taxes	30	74
Charges associated with last-in-first-out inventory method	215	287
Share-based compensation expense	113	127
Gain from sales of businesses	(103)	—
Other non-cash items	139	(51)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,667)	(2,815)
Inventories	(2,397)	(2,580)
Drafts and accounts payable	1,695	4,074
Deferred revenue	(66)	(19)
Taxes	114	(203)
Other	(44)	150
Net cash provided by operating activities	566	1,229

Investing Activities
Property acquisitions	(272)	(281)
Capitalized software expenditures	(145)	(118)
Acquisitions, net of cash and cash equivalents acquired	(25)	(40)
Proceeds from sale of businesses, net	204	15
Other	10	(15)
Net cash used in investing activities	(228)	(439)

Financing Activities
Proceeds from short-term borrowings	1,532	2,424
Repayments of short-term borrowings	(1,668)	(2,320)
Proceeds from issuances of long-term debt	—	3
Repayments of long-term debt	(996)	(233)
Common stock transactions:
Issuances	97	115
Share repurchases, including shares surrendered for tax withholding	(960)	(106)
Dividends paid	(179)	(171)
Other	(73)	36
Net cash used in financing activities	(2,247)	(252)
Effect of exchange rate changes on cash and cash equivalents	(26)	(144)
Net increase (decrease) in cash and cash equivalents	(1,935)	394
Cash and cash equivalents at beginning of period	5,341	4,193
Cash and cash equivalents at end of period	$3,406	$4,587

See Financial Notes

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

1.	Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries and majority‑owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those variable interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and our proportionate share of income or loss is recorded in Other Income, Net. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures normally included in the annual consolidated financial statements.
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
The results of operations for the quarter and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 previously filed with the SEC on May 12, 2015 (“2015 Annual Report”).
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Financial Instruments: In January 2016, amended guidance was issued that requires equity investments to be measured at fair value with changes in fair value recognized in net income and enhanced disclosures about those investments. This guidance also simplifies the impairment assessments of equity investments without readily determinable fair value. The investments that are accounted for under the equity method of accounting or result in consolidation of the investee are excluded from the scope of this amended guidance. The amended guidance will become effective for us commencing in the first quarter of 2019 and will be adopted through a cumulative-effect adjustment. Early adoption is not permitted except for certain provisions.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Deferred Income Taxes: In November 2015, amended guidance was issued for the balance sheet classification of deferred income taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Deferred tax assets and liabilities will continue to be offset and presented as a single amount under the amended guidance. The amended guidance will become effective for us commencing in the first quarter of 2018 and will only result in a change in presentation of these deferred taxes on our consolidated balance sheets. The amended guidance can be adopted either on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
Business Combinations: In September 2015, amended guidance was issued for an acquirer’s accounting for measurement-period adjustments. The amended guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead requires that measurement-period adjustments be recognized during the period in which it determines the adjustment. In addition, the amended guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance is effective for us prospectively commencing in the first quarter of 2017. Early adoption is permitted.
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
Fair Value Measurement: In May 2015, amended guidance was issued that limits disclosures and removes the requirement to categorize investments within the fair value hierarchy if the fair value of the investment is measured using the net asset value per share practical expedient. The amended guidance will become effective for us retrospectively commencing in the first quarter of 2017.  Early adoption is permitted.  This amended guidance is primarily expected to affect our annual disclosures related to our pension benefits. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
Debt Issuance Costs:  In April 2015, amended guidance was issued for the balance sheet presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs is not affected by the amended guidance. In August 2015, a clarification was added to this amended guidance that debt issuance costs related to line-of-credit arrangements can continue to be deferred and presented as an asset on the balance sheet. The amended guidance will become effective for us commencing in the first quarter of 2017.  Early adoption is permitted.  The amended guidance will affect financial statement presentation only and therefore we do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial statements.
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
In September 2015, we entered into an agreement to acquire the pharmaceutical distribution business of UDG Healthcare Plc (“UDG”) based in Ireland for €408 million in cash (or, using the currency exchange ratio of $1.09/€1 as of December 31, 2015, approximately $445 million).  The business primarily provides pharmaceutical and other healthcare products to retail and hospital pharmacies.  The transaction was approved by UDG shareholders on October 13, 2015, and is subject to the approval of the applicable regulatory authorities as well as other customary closing conditions. The acquisition is currently expected to close during the first half of calendar year 2016.
In July 2015, we announced plans to acquire the pharmacy business of J Sainsbury Plc (“Sainsbury”) based in the U.K. for £125 million in cash (or, using the currency exchange ratio of $1.48/£1 as of December 31, 2015, approximately $185 million). Under the terms of the transaction, we will acquire 281 pharmacies in the U.K. including 277 in-store pharmacies and four hospital pharmacies. The transaction is subject to the approval of the applicable regulatory authorities as well as other customary closing conditions and is currently expected to close during the first half of calendar year 2016.
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
Under a domination and profit and loss transfer agreement (the “Domination Agreement”), McKesson is obligated to pay an annual recurring compensation amount of €0.83 per Celesio share (“Compensation Amount”) to the noncontrolling shareholders of Celesio AG (“Celesio”). Additionally, the noncontrolling interests in Celesio are redeemable at the option of the holder as a result of a right to put their Celesio shares at €22.99 per share (“Put Right”) under the Domination Agreement. Accordingly, the noncontrolling interests in Celesio are presented as “Redeemable Noncontrolling Interests” on the accompanying condensed consolidated balance sheet. The Put Right amount is increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semiannually, less the guaranteed dividend paid during the second quarter of 2016 related to calendar year 2014 (“Guaranteed Dividend”) and any Compensation Amount already paid in respect of the relevant time period (“Put Amount”). The Domination Agreement was approved at the general shareholders’ meeting of Celesio on July 15, 2014, approved by the Stuttgart Higher Regional Court for registration on December 2, 2014, and was registered in the commercial register of Celesio at the local court of Stuttgart on December 2, 2014.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Higher Regional Court to challenge the Compensation Amount, Guaranteed Dividend and/or Put Amount. As long as any Appraisal Proceedings are pending, the Compensation Amount, Guaranteed Dividend and/or Put Amount will be paid as specified currently in the Domination Agreement. If any such Appraisal Proceedings result in an adjustment to the Compensation Amount, Guaranteed Dividend and/or Put Amount, McKesson Deutschland GmbH & Co. KGaA (“McKesson Deutschland,” formerly known as Dragonfly GmbH & Co. KGaA) would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the Guaranteed Dividend, Compensation Amount and/or Put Amount. The Put Right specified in the Domination Agreement may be exercised until two months after the announcement regarding the end of the Appraisal Proceedings. In addition, if the Domination Agreement is terminated, the Put Right may be exercised for a two-month period after the date of termination.
The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. There were no material exercises during the third quarter and first nine months of 2016. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At December 31, 2015 and March 31, 2015, the carrying value of redeemable noncontrolling interests of $1.38 billion and $1.39 billion exceeded the maximum redemption value of $1.22 billion and $1.21 billion. At December 31, 2015 and March 31, 2015, we owned approximately 76.0% of Celesio’s outstanding common shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance, March 31, 2015	$1,386
Net income attributable to noncontrolling interests	34
Other comprehensive income (loss)	(7)
Reclassification of recurring compensation to other accrued liabilities	(35)
Balance, December 31, 2015	$1,378
There were no material changes in our ownership interests with noncontrolling interests during the third quarters and first nine months of 2016 and 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

4.	Divestiture of Businesses
During the second quarter of 2016, we sold our ZEE Medical business within our Distribution Solutions segment for a total purchase price of $134 million and recorded a pre-tax gain of $52 million ($29 million after-tax) from this sale.
During the first quarter of 2016, we also sold our nurse triage business within our Technology Solutions segment for net sale proceeds of $84 million and recorded a pre-tax gain of $51 million ($38 million after-tax) from the sale.
These divestitures did not meet the criteria to qualify as discontinued operations under the amended accounting guidance, which became effective for us in the first quarter of 2016.  Accordingly, pre-tax gains from both divestitures were recorded in operating expenses within continuing operations of our condensed consolidated statements of operations. Pre and after-tax income of these businesses was not material for the quarters and nine months ended December 31, 2015 and 2014.

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
During the fourth quarter of 2015, we recorded $241 million of non-cash pre-tax ($235 million after-tax) impairment charges to reduce the carrying value of this Brazilian distribution business to its estimated fair value, less costs to sell, based on our assessment at that time. The ultimate loss from the sale of this Brazilian distribution business may be different from our current assessment of the business’ fair value. As a result, we may record additional loss upon the disposition of the business within discontinued operations.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

A summary of results of discontinued operations is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2015	2014	2015	2014
Revenues	$381	$523	$1,246	$1,742
Cost of sales	(341)	(479)	(1,123)	(1,565)
Operating expenses	(36)	(66)	(128)	(214)
Other income (loss), net	(7)	(4)	(21)	(10)
Pre-tax loss from discontinued operations	(3)	(26)	(26)	(47)
Loss on sale	—	—	—	(6)
Income tax benefit	8	16	15	21
Loss from discontinued operations, net of tax	$5	$(10)	$(11)	$(32)
A summary of carrying amounts of major classes of assets and liabilities included as part of discontinued operations is as follows:

	December 31,	March 31,
(In millions)	2015	2015
Receivables, net	$255	$314
Inventories, net	241	254
Other assets	86	92
Total assets of discontinued operations (1)	582	660
Drafts and account payable	247	209
Short-term borrowings	100	126
Other liabilities	248	328
Total liabilities of discontinued operations (1)	$595	$663
(1) Assets and liabilities of discontinued operations are included under the captions “Prepaid expenses and other” and “Other accrued liabilities” within our condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

6.	Income Taxes
During the third quarters of 2016 and 2015, income tax expense related to continuing operations was $204 million and $198 million and included a net discrete tax benefit of $16 million and a net discrete tax expense of $4 million. During the first nine months of 2016 and 2015, income tax expense related to continuing operations was $704 million and $606 million and included net discrete tax benefits of $45 million and $14 million. Our reported income tax rates for the third quarters of 2016 and 2015 were 24.1% and 27.5% and for the first nine months of 2016 and 2015 were 27.3% and 29.7%. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items.
During the third quarter of 2016, we recognized a $19 million discrete tax benefit due to a reduction in our deferred tax liabilities as a result of enacted tax law changes in certain foreign jurisdictions. During the second quarter of 2016, we evaluated the U.S. Tax Court’s decision in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing agreement and recognized a discrete tax benefit of $25 million based on our historical tax filing position.
As of December 31, 2015, we had $564 million of unrecognized tax benefits, of which $392 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $123 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on tax deficiencies as income tax expense. We recognized income tax expense of $3 million and $5 million during the third quarters of 2016 and 2015 and income tax expense of $9 million and $12 million during the first nine months of 2016 and 2015, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At December 31, 2015, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $78 million.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. The IRS is currently examining our U.S. corporation income tax returns for years 2007 through 2009 and may issue a Revenue Agent Report before the end of our fiscal year 2016.
We previously received reassessments from the Canada Revenue Agency (“CRA”) related to a transfer pricing matter impacting years 2003 through 2010. During the third quarter of 2014, the Tax Court of Canada dismissed our appeal of the 2003 reassessment and we filed a Notice of Appeal to the Federal Court of Appeal. During the first quarter of 2016, we reached an agreement to settle the transfer pricing matter for years 2003 through 2010 and recorded a discrete income tax benefit of $12 million for a previously unrecognized tax benefit. The CRA is currently examining our Canadian income tax returns for years 2011 through 2013.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2015	2014	2015	2014
Income from continuing operations	$642	$521	$1,877	$1,431
Net income attributable to noncontrolling interests	(13)	(39)	(39)	(55)
Income from continuing operations attributable to McKesson	629	482	1,838	1,376
Income (Loss) from discontinued operations, net of tax	5	(10)	(11)	(32)
Net income attributable to McKesson	$634	$472	$1,827	$1,344

Weighted average common shares outstanding:
Basic	230	232	231	232
Effect of dilutive securities:
Options to purchase common stock	1	2	1	1
Restricted stock units	1	2	2	2
Diluted	232	236	234	235

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.71	$2.04	$7.86	$5.85
Discontinued operations	0.02	(0.04)	(0.05)	(0.13)
Total	$2.73	$2.00	$7.81	$5.72
Basic
Continuing operations	$2.74	$2.07	$7.95	$5.94
Discontinued operations	0.02	(0.04)	(0.04)	(0.14)
Total	$2.76	$2.03	$7.91	$5.80

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 1 million and nil potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended December 31, 2015 and 2014 and 1 million and 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the nine months ended December 31, 2015 and 2014, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2015	$7,994	$1,823	$9,817
Goodwill acquired	15	—	15
Acquisition accounting and other adjustments	8	—	8
Goodwill disposed	(59)	(26)	(85)
Foreign currency translation adjustments, net	(49)	(5)	(54)
Balance, December 31, 2015	$7,909	$1,792	$9,701
As of December 31, 2015 and March 31, 2015, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	December 31, 2015				March 31, 2015
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	8	$2,663	$(1,295)	$1,368	$2,683	$(1,116)	$1,567
Service agreements	15	943	(251)	692	957	(215)	742
Pharmacy licenses	25	884	(111)	773	874	(65)	809
Trademarks and trade names	14	300	(90)	210	315	(82)	233
Technology	2	209	(193)	16	213	(184)	29
Other	3	163	(119)	44	162	(101)	61
Total		$5,162	$(2,059)	$3,103	$5,204	$(1,763)	$3,441
Amortization expense of intangible assets was $108 million and $329 million for the quarter and nine months ended December 31, 2015 and $125 million and $384 million for the quarter and nine months ended December 31, 2014. Estimated annual amortization expense of these assets is as follows: $86 million, $378 million, $360 million, $327 million and $302 million for the remainder of 2016 and each of the succeeding years through 2020 and $1,651 million thereafter. All intangible assets were subject to amortization as of December 31, 2015 and March 31, 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency (primarily Euro) denominated borrowings. At December 31, 2015 and March 31, 2015, $8,711 million and $9,709 million of total long-term debt were outstanding, of which $996 million and $1,529 million were included under the caption “Current portion of long-term debt” within the condensed consolidated balance sheets.
At March 31, 2015, we had a term loan with an outstanding balance of $89 million (or £60 million). During the first quarter of 2016, we repaid this term loan for $93 million. During the second quarter of 2016, we repaid our $400 million floating rate notes due September 10, 2015 at maturity. During the third quarter of 2016, we repaid our $500 million 0.95% notes due December 4, 2015 at maturity.
Revolving Credit Facilities
We had a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was to expire in September 2016. We also had a syndicated €500 million five-year senior unsecured revolving credit facility, which was to expire in February 2018. Both revolving credit facilities were terminated in connection with the execution of a new $3.5 billion revolving credit facility in October 2015, as discussed below. There were no borrowings under these facilities during the first nine months of 2016 and 2015. As of March 31, 2015, there were no amounts outstanding under these facilities.
During the third quarter of 2016, we entered into a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”). The Global Facility has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pounds sterling and Euros. The remaining terms and conditions of the Global Facility are substantially similar to those previously in place under the $1.3 billion revolving credit facility which was terminated in October 2015. There were no borrowings outstanding under this facility during the third quarter of 2016, and as of December 31, 2015.
The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At December 31, 2015, we were in compliance with all covenants.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $1.1 billion. During the first nine months of 2016 and 2015, we borrowed $631 million and $222 million and repaid $633 million and $181 million under these credit lines primarily related to short-term borrowings. These credit lines have interest rates ranging from 0.18% to 6%. As of December 31, 2015 and March 31, 2015, there were $29 million and $29 million outstanding under these credit lines.
Accounts Receivable Facilities
In connection with the execution of the Global Facility, we also terminated an accounts receivable sales facility (the “AR Facility”) with a committed balance of $1.35 billion during the third quarter of 2016. There were no borrowings outstanding under the AR Facility during the first nine months of 2016 (prior to the date of termination) and 2015, and as of March 31, 2015. The AR Facility contained requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we did not comply with these covenants, our ability to use the AR Facility would have been suspended and repayment of any outstanding balances under the AR Facility would have been required. At March 31, 2015, we were in compliance with all covenants.
We also have accounts receivable factoring facilities (the “Factoring Facilities”) denominated in foreign currencies with a total committed balance of $6 million. During the first nine months of 2016 and 2015, we borrowed $901 million and $2,200 million and repaid $1,037 million and $2,154 million in short-term borrowings under these facilities. At December 31, 2015 and March 31, 2015, there were $6 million and $135 million in secured borrowings outstanding under these facilities. The Factoring Facilities will expire through April 2016.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. In November 2015, we replaced the existing program with a new commercial paper program through which the Company can issue up to $3.5 billion in outstanding notes. We had no outstanding obligations under either program during the nine months ended December 31, 2015 and 2014, and as of December 31, 2015 and March 31, 2015.

10.	Pension Benefits
The net periodic expense for our defined pension benefit plans is as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Plans			Non-U.S. Plans
	Quarter Ended December 31,		Quarter Ended December 31,		Nine Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2015	2014	2015	2014	2015		2014	2015	2014
Service cost - benefits earned during the year	$1	$—	$4	$4	$3		$1	$14	$13
Interest cost on projected benefit obligation	4	5	6	8	13		14	18	26
Expected return on assets	(5)	(5)	(7)	(8)	(14)		(16)	(23)	(23)
Amortization of unrecognized actuarial loss and prior service costs	11	5	1	1	32		15	3	3
Curtailment loss (gain)	—	—	—	5	—	—	—	—	5
Net periodic pension expense	$11	$5	$4	$10	$34		$14	$12	$24
Cash contributions to these plans were $8 million and $35 million for the third quarters of 2016 and 2015, and $52 million and $65 million for the first nine months of 2016 and 2015. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

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
Foreign currency rate risk
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pounds and Canadian dollars. Changes in foreign exchange rates will affect our results of operations, assets and liabilities, capital ratios and purchasing activities that are reported in U.S. dollars. We have certain foreign currency rate risk programs that manage the impact of foreign currency fluctuations primarily through the use of foreign currency forward-exchange contracts. These contracts are typically used to offset the potential earnings effects from intercompany foreign currency loans. These programs reduce but do not entirely eliminate foreign currency rate risk.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

At December 31, 2015 and March 31, 2015, forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total notional values of $399 million were designated for hedge accounting. These contracts will mature between March 2016 and March 2020. Changes in the fair values of contracts designated for hedge accounting are recorded into accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; amounts recorded to earnings for these contracts were not material during the quarters and nine months ended December 31, 2015 and 2014.
We also have a number of forward contracts to primarily hedge the Euro against cash flows denominated in British pounds and other European currencies. At December 31, 2015 and March 31, 2015, the total notional value of these contracts was $1,878 million and $1,755 million. These contracts will mature through June 2016 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated for hedge accounting are recorded directly into earnings and accordingly, net losses of $24 million and $2 million for the third quarter and first nine months of 2016 and net losses of $24 million and $74 million for the third quarter and first nine months of 2015 were recorded within operating expenses. However, the gains and losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2015			March 31, 2015
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$19	$—	$76	$14	$—	$76
Foreign exchange contracts (non-current)	Other assets	75	—	323	53	—	323
Total		$94	$—		$67	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$25	$—	$1,162	$7	$—	$493
Foreign exchange contracts (current)	Other accrued liabilities	—	10	716	—	79	1,262
Total		$25	$10		$7	$79
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

12.	Fair Value Measurements
At December 31, 2015 and March 31, 2015, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $8.7 billion and $9.0 billion at December 31, 2015 and $9.7 billion and $10.4 billion at March 31, 2015. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at December 31, 2015 and March 31, 2015 were investments in money market funds and time deposits of $1.9 billion and $4.2 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and nine months ended December 31, 2015 and 2014.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2015 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the periods ended June 30, 2015 and September 30, 2015, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
On August 29, 2007, PSKW, LLC filed a lawsuit against McKesson Specialty Arizona Inc. in the New York Supreme Court, New York County, alleging that McKesson Specialty Arizona misappropriated trade secrets and confidential information in launching its LoyaltyScript® program, PSKW, LLC v. McKesson Specialty Arizona Inc., Index No. 602921/07.  The trial began on June 22, 2015 and has concluded. Post trial briefs will be filed, with a verdict to follow.
In May 2013, True Health Chiropractic, Inc. filed a class action against McKesson Corporation, claiming that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA. The case is pending in the Northern District of California. True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219 (HG). In August 2015, McKesson was granted a waiver from the opt out requirement from the Federal Communications Commission. Plaintiffs have appealed that decision. In September 2015, plaintiffs filed for class certification. The Court’s ruling on that motion is pending.
On January 8, 2016, the state of West Virginia filed suit against the Company in state court in Boone County, West Virginia, State of West Virginia ex rel. Patrick Morrisey, Attorney General v. McKesson Corporation, Case No. 16-C-1. As with similar suits pending against other distributors, the lawsuit alleges violations of the West Virginia Controlled Substances Act, the West Virginia Consumer Credit and Protection Act, as well as common law claims for negligence, public nuisance and unjust enrichment, related to McKesson’s supply of controlled substances to West Virginia from 2007-2012, and its alleged failure to report suspicious controlled substances orders.
As previously disclosed, on May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against McKesson Deutschland GmbH & Co. KGaA (formerly known as “Dragonfly GmbH & Co KGaA”), a wholly-owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that McKesson Deutschland violated German takeover law in connection with the Company’s acquisition of Celesio by paying more to some holders of Celesio’s convertible bonds than it paid to the shareholders of Celesio’s stock, Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, No. 3- 05 O 44/14.  On December 5, 2014, the court dismissed Magnetar’s lawsuit.  Magnetar subsequently appealed that ruling.  On January 19, 2016, the appellate court issued a ruling reversing the lower court’s decision.  The Company plans to appeal.
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
In May 2015, the Board authorized the repurchase of up to $500 million of the Company’s common stock. During the second quarter of 2016, we bought 2.5 million shares at an average price per share of $196.20. At September 30, 2015, no authorized amounts were available for future repurchases of the Company’s common stock under the May 2015 share purchase plan. In October 2015, the Board authorized the repurchase of up to $2 billion of the Company’s common stock. During the third quarter of 2016, we bought 1.9 million shares at an average price per share of $186.99. During 2016, our share repurchases were completed through open market transactions. The total authorization outstanding for repurchases of the Company’s common stock was $1.6 billion at December 31, 2015.
During the third quarter of 2016, we retired 115.5 million or $7.8 billion of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $6.3 billion and $1.5 billion during the third quarter of 2016.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling and redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2015	2014	2015	2014
Foreign currency translation adjustments(1)
Foreign currency translation adjustments arising during period, net of income tax benefit of $3, nil, $3 and nil (2) (3)	$(246)	$(416)	$(142)	$(985)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil (4)	—	—	—	(10)
	(246)	(416)	(142)	(995)

Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	(1)	1	5	(1)

Changes in retirement-related benefit plans
Net actuarial gain (loss) and prior service cost arising during the period, net of income tax benefit of nil, $6, $9 and $6 (5)	—	(21)	(28)	(21)
Amortization of actuarial loss and prior service costs, net of income tax expense of $4, $2, $13 and $5 (6)	8	3	23	9
Foreign currency translation adjustments, net of income tax expense of nil, nil, nil and nil	7	2	3	4
	15	(16)	(2)	(8)

Other comprehensive income (loss), net of tax	$(232)	$(431)	$(139)	$(1,004)

(1)
Foreign currency translation adjustments result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars, and were primarily related to our foreign subsidiary, Celesio, in 2016 and 2015.

(2)
The net foreign currency translation losses during the third quarter of 2016 were primarily due to the weakening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from October 1, 2015 to December 31, 2015. The net foreign currency translation losses during first nine months of 2016 were primarily due to the weakening of the Canadian dollar against the U.S. dollar from April 1, 2015 to December 31, 2015. During the third quarter and first nine months of 2015, the currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2014 to December 31, 2014.

(3)
The third quarter and first nine months of 2016 include net foreign currency translation losses of $32 million and $2 million, which are primarily attributable to redeemable noncontrolling interests. The third quarter and first nine months of 2015 included net foreign currency translation losses of $13 million and $164 million attributable to noncontrolling interests and translation losses of $39 million attributable to redeemable noncontrolling interests.

(4)
These net foreign currency losses were reclassified from accumulated other comprehensive income (loss) to discontinued operations within our consolidated statement of operations due to the sales of certain businesses.

(5)	The third quarter and first nine months of 2016 include net actuarial gains of $1 million and losses of $5 million attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the third quarter and first nine months of 2016 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$(1,346)	$(15)	$(283)	$(1,644)

Other comprehensive income (loss) before reclassifications	(246)	(1)	—	(247)
Amounts reclassified to earnings and other	—	—	15	15
Other comprehensive income (loss)	(246)	(1)	15	(232)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(32)	—	1	(31)
Other comprehensive income (loss) attributable to McKesson	(214)	(1)	14	(201)
Balance at December 31, 2015	$(1,560)	$(16)	$(269)	$(1,845)

Balance at March 31, 2015	$(1,420)	$(21)	$(272)	$(1,713)

Other comprehensive income (loss) before reclassifications	(142)	5	(28)	(165)
Amounts reclassified to earnings and other	—	—	26	26
Other comprehensive income (loss)	(142)	5	(2)	(139)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(2)	—	(5)	(7)
Other comprehensive income (loss) attributable to McKesson	(140)	5	3	(132)
Balance at December 31, 2015	$(1,560)	$(16)	$(269)	$(1,845)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

15.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2015	2014	2015	2014
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$39,615	$37,397	$119,750	$106,848
International pharmaceutical distribution and services	6,022	6,767	17,726	20,506
Medical-Surgical distribution and services	1,568	1,565	4,579	4,473
Total Distribution Solutions	47,205	45,729	142,055	131,827

Technology Solutions - products and services	694	755	2,151	2,293
Total Revenues	$47,899	$46,484	$144,206	$134,120

Operating profit
Distribution Solutions (2)	$906	$803	$2,742	$2,333
Technology Solutions (3)	122	112	426	305
Total	1,028	915	3,168	2,638
Corporate Expenses, Net	(95)	(103)	(320)	(317)
Interest Expense	(87)	(93)	(267)	(284)
Income from Continuing Operations Before Income Taxes	$846	$719	$2,581	$2,037

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions operating profit for the third quarter and first nine months of 2016 include $33 million and $215 million in pre-tax charges related to our last-in, first-out (“LIFO”) method of accounting for inventories. The third quarter and first nine months of 2015 include pre-tax LIFO charges of $95 million and $287 million. LIFO expense for the third quarter of 2016 includes a gross charge of $65 million, partially offset by a $32 million reversal of a portion of the LIFO expense recorded in the first half of 2016 due to a change in estimate. LIFO expense was less in 2016 primarily due to lower full year expectations for price increases. The third quarter and first nine months of 2016 include $17 million and $76 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers. Additionally, the first nine months of 2016 include a pre-tax gain of $52 million recognized from the sale of our ZEE Medical business.

(3)
Technology Solutions operating profit for the first nine months of 2016 includes a pre-tax gain of $51 million recognized from the sale of our nurse triage business, and for the first nine months of 2015 includes a non-cash pre-tax charge of $34 million related to the retained workforce business within our International Technology business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
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
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended December 31,			Nine Months Ended December 31,
	2015	2014	Change	2015	2014	Change
Revenues	$47,899	$46,484	3%	$144,206	$134,120	8%

Income from Continuing Operations Before Income Taxes	$846	$719	18%	$2,581	$2,037	27%
Income Tax Expense	(204)	(198)	3	(704)	(606)	16
Income from Continuing Operations	642	521	23	1,877	1,431	31
Income (Loss) from Discontinued Operations, Net of Tax	5	(10)	(150)	(11)	(32)	(66)
Net Income	647	511	27	1,866	1,399	33
Net Income Attributable to Noncontrolling Interests	(13)	(39)	(67)	(39)	(55)	(29)
Net Income Attributable to McKesson Corporation	$634	$472	34%	$1,827	$1,344	36%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.71	$2.04	33%	$7.86	$5.85	34%
Discontinued Operations	0.02	(0.04)	(150)	(0.05)	(0.13)	(62)
Total	$2.73	$2.00	37%	$7.81	$5.72	37%

Weighted Average Diluted Common Shares	232	236	(2)%	234	235	—%
Revenues for the third quarter and first nine months of 2016 increased 3% and 8% compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 2%, revenues increased 5% and 10% for the third quarter and first nine months of 2016 primarily due to market growth and expanded business with existing customers within our North America pharmaceutical distribution businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Income from continuing operations before income taxes for the third quarter and first nine months of 2016 increased 18% and 27% compared to the same periods a year ago primarily due to higher operating profit from both of our operating segments: Distribution Solutions and Technology Solutions. Additionally, income from continuing operations before income taxes was also affected by:

•
Last-in-first out (“LIFO”) inventory charges of $33 million and $215 million for the third quarter and first nine months of 2016, compared to $95 million and $287 million for the same periods a year ago,

•	Pre-tax gains of $103 million (after-tax $67 million) resulting from the 2016 second quarter sale of our ZEE Medical business and the 2016 first quarter sale of our nurse triage business,

•
Acquisition-related expenses of $23 million and $86 million for the third quarter and first nine months of 2016, compared to $51 million and $162 million for the same periods a year ago. Decreases in these expenses are associated with the decline in integration activities for our 2014 and 2013 acquisitions of Celesio AG (“Celesio”) and PSS World Medical Inc. (“PSSI”), and

•	$17 million and $76 million of pre-tax credits for the third quarter and first nine months of 2016 representing net cash proceeds for our share of antitrust legal settlements.
Income tax expense for the third quarter and first nine months of 2016 include a $19 million tax benefit related to enacted tax law changes in foreign jurisdictions. Additionally, income tax expense for the first nine months of 2016 include a $25 million discrete tax benefit recorded based on our assessment of a U.S. Tax Court decision made in July 2015.
Net income attributable to McKesson Corporation for the third quarters of 2016 and 2015 was $634 million and $472 million and for the first nine months of 2016 and 2015 was $1,827 million and $1,344 million. Diluted earnings per common share attributable to McKesson for the third quarters of 2016 and 2015 were $2.73 and $2.00 and for the first nine months of 2016 and 2015 were $7.81 and $5.72.
Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Distribution Solutions
North America pharmaceutical distribution and services	$39,615	$37,397	6%	$119,750	$106,848	12%
International pharmaceutical distribution and services	6,022	6,767	(11)	17,726	20,506	(14)
Medical-Surgical distribution and services	1,568	1,565	—	4,579	4,473	2
Total Distribution Solutions	47,205	45,729	3	142,055	131,827	8

Technology Solutions - products and services	694	755	(8)	2,151	2,293	(6)
Total Revenues	$47,899	$46,484	3%	$144,206	$134,120	8%
Revenues for the third quarter and first nine months of 2016 increased 3% and 8% compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 2%, revenues increased 5% and 10% for the third quarter and first nine months of 2016 primarily due to our Distribution Solutions segment, which accounted for approximately 99% of our consolidated revenues.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the third quarter and first nine months of 2016 increased primarily due to market growth and our mix of business including expanded business with existing customers. These increases were partially offset by customer losses. Market growth includes growing drug utilization, newly launched drugs, price increases and price deflation, including deflation associated with brand to generic drug conversions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

International pharmaceutical distribution and services revenues for the third quarter and first nine months of 2016 decreased 11% and 14%. Excluding unfavorable foreign currency effects of 10% and 14%, revenues decreased 1% for the third quarter of 2016 and remained unchanged for the first nine months of 2016 primarily due to lower revenues in Norway associated with the loss of a hospital contract, partially offset by higher retail service revenues and a new distribution agreement with a manufacturer in the United Kingdom.
Medical-Surgical distribution and services revenues remained unchanged for the third quarter of 2016 and increased slightly for the first nine months of 2016 primarily due to market growth, offset by a decrease in revenues associated with the sale of our ZEE Medical business.
Our Distribution Solutions segment is experiencing customer consolidation, including business combinations that impact our customers.
Technology Solutions: Technology Solutions revenues for the third quarter and first nine months of 2016 decreased primarily due to a decline in hospital software service revenues and the sale of our nurse triage business in the first quarter of 2016. These decreases were partially offset by higher revenues in our other businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Gross Profit
Distribution Solutions	$2,511	$2,527	(1)%		$7,462	$7,401	1%
Technology Solutions	361	371	(3)		1,102	1,093	1
Total	$2,872	$2,898	(1)%		$8,564	$8,494	1%
Gross Profit Margin
Distribution Solutions	5.32	5.53	(21)	bp	5.25	5.61	(36)	bp
Technology Solutions	52.02	49.14	288		51.23	47.67	356
Total	6.00	6.23	(23)	bp	5.94	6.33	(39)	bp
bp - basis points
Gross profit for the third quarter and the first nine months of 2016 remained relatively unchanged compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 3% and 4%, gross profit increased 2% and 5% for the third quarter and first nine months of 2016 primarily due to an increase within our Distribution Solutions segment. Gross profit margin for the third quarter and first nine months of 2016 decreased primarily due to a decline within our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit for the third quarter and first nine months of 2016 remained relatively unchanged compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 4% and 5%, gross profit increased 3% and 6% for the third quarter and first nine months of 2016 primarily due to increased sales volume within our North America business, benefits from our global procurement arrangements and lower LIFO expenses, as further discussed below. Additionally, gross profit for the third quarter and first nine months of 2016 includes $17 million and $76 million of net cash proceeds representing our share of antitrust legal settlements against certain drug manufacturers, which were recorded as a reduction to cost of sales.
Distribution Solutions segment’s gross profit margin decreased in 2016 primarily due to a decrease in sell margin within our North America distribution business mainly driven by increased customer sales volume. The decrease in sell margin was partially offset by benefits from our global procurement activities, a decrease in LIFO expense and the receipts of antitrust settlements. Additionally, for the first nine months of 2016, gross profit margin benefited from an increase in buy margin. This segment is experiencing weaker generic pharmaceutical pricing trends. Buy margin primarily reflects volume and timing of compensation we receive from pharmaceutical manufacturers, including the effects of price increases of both branded and generic drugs.
Our last-in-first-out (“LIFO”) inventory expense was $33 million and $95 million in the third quarters of 2016 and 2015, and $215 million and $287 million in the first nine months of 2016 and 2015. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our annual LIFO expense, which we estimate on a quarterly basis, is affected by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be affected by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. LIFO expense for the third quarter of 2016 includes a gross charge of $65 million, partially offset by a $32 million reversal of a portion of the LIFO expense recorded in the first half of 2016 due to a change in estimate.  LIFO expense was less in 2016 primarily due to lower full year expectations for price increases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions
Technology Solutions segment’s gross profit for the third quarter of 2016 decreased 3% and for the first nine months of 2016 increased slightly compared to the same periods a year ago. Changes in our gross profit primarily reflect:

•	A decline in revenues in 2016,

•
$8 million and $28 million reduction-in-workforce severance charges recorded during the third quarter and first nine months of 2016 primarily associated with the wind down of a product line. The severance charges were recorded as follows: $6 million and $21 million in cost of sales and $2 million and $7 million in operating expenses during the third quarter and first nine months of 2016, and

•
$34 million pre-tax charge recorded in the first quarter of 2015, which represented a catch up in depreciation and amortization expense not recognized in 2014 when certain assets were classified as held for sale within our International Technology business.

In 2014, we committed to a plan to sell our International Technology business from our Technology Solutions segment. As required, we classified the results of operations and cash flows of the business as discontinued operations for all periods presented in our consolidated financial statements in 2014 and depreciation and amortization expense was not recognized as the assets were held for sale. During the first quarter of 2015, we decided to retain the workforce business, which provided workforce management solutions for the National Health Service in the United Kingdom, within our International Technology business. As a result, we reclassified the workforce business, which had been designated as a discontinued operation during 2014, as a continuing operation for all periods presented effective in the first quarter of 2015. As a result, we recorded a pre-tax charge of $34 million as a catch-up of depreciation and amortization expense not recognized in 2014 when the assets were classified as held for sale. The non-cash charge was primarily recorded in cost of sales. The workforce business was transitioned to another service provider during the first quarter of 2016.
This segment’s gross profit margin increased in 2016 primarily reflecting the above changes and our mix of business.
Operating Expenses and Other Income, Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Operating Expenses
Distribution Solutions	$1,613	$1,731	(7)%		$4,750	$5,109	(7)%
Technology Solutions	240	260	(8)		678	791	(14)
Corporate	99	107	(7)		331	326	2
Total	$1,952	$2,098	(7)%		$5,759	$6,226	(8)%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.42	3.79	(37)	bp	3.34	3.88	(54)	bp
Technology Solutions	34.58	34.44	14		31.52	34.50	(298)
Total	4.08	4.51	(43)	bp	3.99	4.64	(65)	bp

Other Income, Net
Distribution Solutions	$8	$7	14%		$30	$41	(27)%
Technology Solutions	1	1	—		2	3	(33)
Corporate	4	4	—		11	9	22
Total	$13	$12	8%		$43	$53	(19)%

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating expenses for the third quarter and first nine months of 2016 decreased 7% and 8% compared to the same periods a year ago. Excluding foreign currency effects of 4% and 6%, operating expenses decreased 3% and 2% for the third quarter and first nine months of 2016. Operating expenses for the first nine months of 2016 include pre-tax gains of $103 million ($67 million after-tax) from the sale of two businesses, as further described below. We are currently performing a review of our administrative cost structure which we anticipate completing in the fourth quarter of 2016. As a result, we may incur restructuring and other related charges.
Distribution Solutions segment’s operating expenses for the third quarter and first nine months of 2016 decreased 7% and 7% compared to the same periods a year ago. Excluding foreign currency effects of 5% and 6%, operating expenses decreased 2% and 1% for the third quarter and first nine months of 2016. Operating expenses and operating expenses as a percentage of revenues for the first nine months of 2016 benefited from a $52 million pre-tax gain from the sale of our ZEE Medical business in the second quarter of 2016. Additionally, operating expenses for 2016 reflect lower acquisition-related expenses, partially offset by higher compensation and benefit costs, transportation and other costs incurred to support revenue growth.
Technology Solutions segment’s operating expenses for the third quarter and first nine months of 2016 decreased 8% and 14% compared to the same periods a year ago primarily due to lower compensation and benefit costs and a decrease in professional service expenses. Operating expenses and operating expenses as a percentage of revenues for the first nine months of 2016 also benefited from a pre-tax gain of $51 million from the sale of our nurse triage business in the first quarter of 2016.
Corporate expenses decreased for the third quarter of 2016 compared to the same period a year ago primarily due to lower compensation and benefit costs. Corporate expenses increased slightly for the first nine months of 2016 primarily due to higher expenses to support business growth and corporate initiatives, partially offset by a decrease in acquisition-related expenses.
Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions made by the Company, were $23 million and $86 million in the third quarter and first nine months of 2016 and $51 million and $162 million in the third quarter and first nine months of 2015. These expenses were primarily related to our 2014 acquisition of Celesio and our 2013 acquisition of PSSI. Decreases in these expenses are associated with the decline in integration activities for these acquisitions.
Acquisition expenses and related adjustments were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Cost of Sales	$—	$1	$—	$1
Operating Expenses and Other Income, Net
Integration related expenses	22	$38	79	118
Severance and relocation	—	10	1	36
Transaction closing expenses	1	2	6	7
Total Acquisition Expenses and Related Adjustments	$23	$51	$86	$162
Acquisition expenses and related adjustments by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Operating Expenses and Other Income, Net
Distributions Solutions	$22	$51	84	$151
Technology Solutions	—	(1)	—	—
Corporate	1	1	2	11
Total Acquisition Expenses and Related Adjustments	$23	$51	$86	$162

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

We incurred $3 million and $16 million of acquisition-related expenses for the third quarters of 2016 and 2015 and $8 million and $92 million for the first nine months of 2016 and 2015 primarily for our acquisition of Celesio. We incurred $16 million and $35 million of acquisition-related expenses for the third quarters of 2016 and 2015 and $61 million and $69 million for the first nine months of 2016 and 2015 for our acquisition of PSSI. These expenses primarily include distribution center consolidation and facility closure related expenses, legal and other expenses to integrate the businesses.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets purchased in connection with business acquisitions were $108 million and $125 million for the third quarters of 2016 and 2015 and $329 million and $384 million for the first nine months of 2016 and 2015, which were primarily recorded in operating expenses. Amortization expenses decreased in 2016 compared to 2015 primarily due to foreign currency effects.
Amortization expenses by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Distribution Solutions	$97	$112	$298	$346
Technology Solutions	11	13	31	38
Total	$108	$125	$329	$384
Other Income, Net: Other income, net, for the third quarter of 2016 remained relatively unchanged and for the first nine months of 2016 decreased primarily due to gains recognized from the sales of certain small investments during the same period in 2015.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Segment Operating Profit (1)
Distribution Solutions	$906	$803	13%		$2,742	$2,333	18%
Technology Solutions	122	112	9		426	305	40
Subtotal	1,028	915	12		3,168	2,638	20
Corporate Expenses, Net	(95)	(103)	(8)		(320)	(317)	1
Interest Expense	(87)	(93)	(6)		(267)	(284)	(6)
Income from Continuing Operations Before Income Taxes	$846	$719	18%		$2,581	$2,037	27%

Segment Operating Profit Margin
Distribution Solutions	1.92%	1.76%	16	bp	1.93%	1.77%	16	bp
Technology Solutions	17.58	14.83	275		19.80	13.30	650

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit
Distribution Solutions: Operating profit and operating profit margin for the segment increased in 2016 compared to the same periods a year ago primarily due to lower operating expenses. Operating profit margin for the first nine months of 2016 also benefited from a $52 million pre-tax gain from the sale of our ZEE Medical business.
Technology Solutions: Operating profit and operating profit margin for the segment increased in 2016 compared to the same periods a year ago primarily due to lower operating expenses. Operating profit margin for the third quarter and first nine months of 2016 includes $8 million and $28 million severance charges and for the first nine months of 2016 includes a $51 million pre-tax gain from the first quarter sale of our nurse triage business. Additionally, operating profit margin for the first nine months of 2015 included a $34 million pre-tax catch-up depreciation and amortization charge relating to the reclassification of the workforce business within our International Technology business from discontinued operations to continuing operations.
Corporate: Corporate expenses, net, decreased for the third quarter of 2016 and increased slightly for the first nine months of 2016 primarily due to changes in operating expenses as previously discussed.
Interest Expense: Interest expense for the third quarter and first nine months of 2016 decreased primarily due to repayments of certain foreign currency denominated credit facilities.
Income Taxes: Our reported income tax rates for the third quarters of 2016 and 2015 were 24.1% and 27.5%, and 27.3% and 29.7% for the first nine months of 2016 and 2015. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items. Income tax expense for the third quarter and first nine months of 2016 includes approximately $19 million tax benefit pertaining to the “Protecting Americans From Tax Hikes Act of 2015” signed by the President of the United States on December 18, 2015. Income tax expense for the third quarter and first nine months of 2015 includes a $20 million benefit pertaining to the “Tax Increase Prevention Act of 2014” which was signed by the President of the United States on December 19, 2014.
Income tax expense for the third quarters of 2016 and 2015 includes net discrete tax benefits of $16 million and net discrete tax expenses of $4 million and for the first nine months of 2016 and 2015 included net discrete tax benefits of $45 million and $14 million. During the third quarter of 2016, we recorded a $19 million discrete tax benefit related to enacted tax law changes in foreign jurisdictions. During the second quarter of 2016, we recorded a $25 million discrete tax benefit based on our assessment of a U.S. Tax Court decision issued in July 2015.
Income (Loss) from Discontinued Operations, Net of Tax: Income (loss) from discontinued operations, net of tax, was $5 million in income and $10 million in losses for the third quarters of 2016 and 2015 and $11 million and $32 million in losses for the first nine months of 2016 and 2015. Diluted earnings (loss) per common share from discontinued operations for the third quarters of 2016 and 2015 was $0.02 in earnings and $0.04 in loss and for the first nine months of 2016 and 2015 was $0.05 and $0.13 in losses.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for 2016 primarily represents the accrual of the annual recurring compensation amount of €0.83 per Celesio share that McKesson is obligated to pay to the noncontrolling shareholders of Celesio under a domination and profit and loss transfer agreement (the “Domination Agreement”). For 2016, the estimated annual compensation is $44 million based on the Euro to U.S. dollar exchange rate and shares owned by the noncontrolling interests as of December 31, 2015. Net income attributable to noncontrolling interests for 2015 primarily represents a one-time guaranteed dividend of $50 million that we became obligated to pay to the noncontrolling shareholders of Celesio upon the effectiveness of the Domination Agreement in December 2015. Refer to Financial Note 3, “Redeemable Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $634 million and $472 million, and diluted earnings per common share attributable to McKesson Corporation were $2.73 and $2.00 for the third quarters of 2016 and 2015. Net income attributable to McKesson Corporation was $1,827 million and $1,344 million, and diluted earnings per common share attributable to McKesson Corporation were $7.81 and $5.72 for the first nine months of 2016 and 2015.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 232 million and 236 million for the third quarters of 2016 and 2015 and 234 million and 235 million for the first nine months of 2016 and 2015. Weighted average diluted shares for 2016 decreased from 2015 primarily reflecting common stock repurchases during the year.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Financial Condition, Liquidity and Capital Resources
We expect our available cash generated from operations, together with our existing sources of liquidity from our credit facilities and commercial paper issuance will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time to time, we may access the long-term debt capital markets to discharge our other liabilities.
Operating activities generated cash of $566 million and $1,229 million during the first nine months of 2016 and 2015. Operating activities for the first nine months of 2016 were affected by higher drafts and accounts payable and increases in receivables and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $228 million and $439 million during the first nine months of 2016 and 2015. Investing activities for the first nine months of 2016 included $204 million in net proceeds from the sale of businesses. Additionally, investing activities reflect cash paid for purchases of property and capitalized software.
Financing activities utilized cash of $2,247 million and $252 million during the first nine months of 2016 and 2015. Financing activities for the first nine months of 2016 include cash receipts of $1,532 million and payments of $1,668 million for short-term borrowings. Long-term debt repayments during the first nine months of 2016 were primarily due to the repayment of a $400 million bond in September 2015 and a $500 million bond in December 2015, while long-term debt repayments in the first nine months of 2015 were due to cash paid on foreign currency denominated bilateral lines of credit. Financing activities for the nine months of 2015 include cash receipts of $2,424 million and payments of $2,320 million for short-term borrowings. Additionally, financing activities for the first nine months of 2016 and 2015 included $960 million and $106 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions such as accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. At September 30, 2015, all Board authorized amounts for future repurchases of the Company’s common stock were exhausted. In October 2015, the Board authorized the repurchase of up to $2 billion of the Company’s common stock. During the third quarter of 2016, we bought 1.9 million shares through open market transactions at an average price per share of $186.99. The total authorization outstanding for repurchases of the Company’s common stock was $1.6 billion at December 31, 2015.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2015	March 31, 2015
Cash and cash equivalents	$3,406	$5,341
Working capital	3,782	3,173
Debt, net of cash and cash equivalents	5,312	4,503
Debt to capital ratio (1)	44.8%	50.3%
Net debt to net capital employed (2)	37.4%	36.0%
Return on McKesson stockholders’ equity (3)	22.5%	17.0%

(1)
Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests and accumulated other comprehensive income (loss).

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
Our cash and cash equivalents balance as of December 31, 2015 included approximately $2.4 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our debt to capital ratio improved in 2016 primarily reflecting a decrease in our debt and higher McKesson stockholders’ equity. Our ratio of net debt to net capital employed increased in 2016 due to a decrease in cash and cash equivalents and higher McKesson stockholders’ equity, offset by a decrease in our debt.
At December 31, 2015, the carrying value of redeemable noncontrolling interests related to Celesio was $1.38 billion, which exceeded the maximum redemption value of $1.22 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of Celesio received the right to put their Celesio shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semiannually, less the guaranteed dividend paid during the second quarter of 2016 related to calendar year 2014 and any compensation amount already paid in respect of the relevant time period (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Refer to Financial Note 3 “Redeemable Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

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
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuance.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the third quarter of 2016, we bought 1.9 million shares at an average price per share of $186.99. During 2016, our share repurchases were completed through open market transactions. The total authorization outstanding for repurchases of the Company’s common stock was $1.6 billion at December 31, 2015.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the third quarter of 2016.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2015 – October 31, 2015	—	$—	—	$2,000
November 1, 2015 – November 30, 2015	1.1	185.22	1.1	1,790
December 1, 2015 – December 31, 2015	0.8	189.62	0.8	1,646
Total	1.9		1.9	—

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	January 27, 2016	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	January 27, 2016	/s/ Nigel A. Rees
Nigel A. Rees
Senior Vice President and Controller