Form 10-Q
period 2016-06-30
MCKESSON CORP
filed 2016-07-27
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	June 30, 2016
Common stock, $0.01 par value	225,701,955 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2016	2015
Revenues	$49,733	$47,546
Cost of Sales	(46,826)	(44,698)
Gross Profit	2,907	2,848
Operating Expenses	(1,935)	(1,917)
Operating Income	972	931
Other Income, Net	19	13
Interest Expense	(79)	(89)
Income from Continuing Operations Before Income Taxes	912	855
Income Tax Expense	(239)	(256)
Income from Continuing Operations	673	599
Loss from Discontinued Operations, Net of Tax	(113)	(10)
Net Income	560	589
Net Income Attributable to Noncontrolling Interests	(18)	(13)
Net Income Attributable to McKesson Corporation	$542	$576

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.88	$2.50
Discontinued operations	(0.50)	(0.05)
Total	$2.38	$2.45
Basic
Continuing operations	$2.91	$2.53
Discontinued operations	(0.50)	(0.04)
Total	$2.41	$2.49

Dividends Declared Per Common Share	$0.28	$0.24

Weighted Average Common Shares
Diluted	228	235
Basic	225	232

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2016	2015
Net Income	$560	$589

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	(255)	347

Unrealized gains on cash flow hedges arising during period	—	4

Retirement-related benefit plans	11	(28)
Other Comprehensive Income (Loss), Net of Tax	(244)	323

Comprehensive Income (Loss)	316	912
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	48	(57)
Comprehensive Income (Loss) Attributable to McKesson Corporation	$364	$855

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$4,659	$4,048
Receivables, net	18,334	17,980
Inventories, net	15,500	15,335
Prepaid expenses and other	545	1,072
Total Current Assets	39,038	38,435
Property, Plant and Equipment, Net	2,430	2,278
Goodwill	11,127	9,786
Intangible Assets, Net	3,143	3,021
Other Noncurrent Assets	2,166	3,003
Total Assets	$57,904	$56,523

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$30,424	$28,585
Deferred revenue	820	919
Current portion of long-term debt	2,168	1,610
Other accrued liabilities	3,162	3,955
Total Current Liabilities	36,574	35,069

Long-Term Debt	5,942	6,497
Long-Term Deferred tax liabilities	2,789	2,734
Other Noncurrent Liabilities	1,768	1,809
Redeemable Noncontrolling Interests	1,340	1,406
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2016 and March 31, 2016, 272 and 271 shares issued at June 30, 2016 and March 31, 2016	3	3
Additional Paid-in Capital	5,923	5,845
Retained Earnings	8,843	8,360
Accumulated Other Comprehensive Loss	(1,739)	(1,561)
Other	(3)	(2)
Treasury Shares, at Cost, 46 at June 30, 2016 and March 31, 2016	(3,778)	(3,721)
Total McKesson Corporation Stockholders’ Equity	9,249	8,924
Noncontrolling Interests	242	84
Total Equity	9,491	9,008
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$57,904	$56,523

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2016	2015
Operating Activities
Net income	$560	$589
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	242	229
Deferred taxes	31	23
Charges associated with last-in-first-out inventory method	47	91
Loss (gain) from sales of businesses	113	(51)
Other non-cash items	29	20
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(300)	(749)
Inventories	(121)	(635)
Drafts and accounts payable	1,549	1,003
Deferred revenue	(113)	(126)
Taxes	95	205
Other	(273)	(145)
Net cash provided by operating activities	1,859	454

Investing Activities
Payments for property, plant and equipment	(76)	(77)
Capitalized software expenditures	(38)	(43)
Acquisitions, net of cash and cash equivalents acquired	(1,819)	(6)
Proceeds from/(payment for) sale of businesses, net	(101)	84
Restricted cash for acquisitions	935	18
Other	(55)	7
Net cash used in investing activities	(1,154)	(17)

Financing Activities
Proceeds from short-term borrowings	7	531
Repayments of short-term borrowings	(14)	(534)
Repayments of long-term debt	(1)	(96)
Common stock transactions:
Issuances	36	38
Share repurchases, including shares surrendered for tax withholding	(58)	(105)
Dividends paid	(66)	(59)
Other	14	22
Net cash used in financing activities	(82)	(203)
Effect of exchange rate changes on cash and cash equivalents	(12)	60
Net increase in cash and cash equivalents	611	294
Cash and cash equivalents at beginning of period	4,048	5,341
Cash and cash equivalents at end of period	$4,659	$5,635

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries and majority‑owned or controlled companies. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net Income Attributable to Noncontrolling Interests” on the condensed consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation.
We consider ourselves to control an entity if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and our proportionate share of income or loss is recorded in Other Income, Net. Intercompany transactions and balances have been eliminated.
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
The results of operations for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 previously filed with the SEC on May 5, 2016 (“2016 Annual Report”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Share-Based Payments: In March 2016, amended guidance was issued for employee share-based payment awards.  Under the amended guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee share-based compensation arrangements will be recognized within income tax expense. Under the previous guidance, windfalls were recognized in additional paid-in capital (“APIC”) and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The amended guidance is effective for us commencing in the first quarter of 2018.  Early adoption is permitted.  We elected to early adopt this amended guidance in the first quarter of 2017. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than APIC. As a result, a discrete tax benefit of $37 million was recognized in income tax expense in the first quarter of 2017. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017.  None of the other provisions in this amended guidance had a material impact on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Business Combinations: In the first quarter of 2017, we adopted amended guidance for an acquirer’s accounting for measurement-period adjustments. The amended guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead requires that measurement-period adjustments be recognized during the period in which it determines the adjustment. In addition, the amended guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Fair Value Measurement: In the first quarter of 2017, we adopted amended guidance that limits disclosures and removes the requirement to categorize investments within the fair value hierarchy if the fair value of the investment is measured using the net asset value per share practical expedient. The amended guidance will primarily affect our fiscal 2017 annual disclosures related to our pension benefits. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Fees Paid in a Cloud Computing Arrangement:  In the first quarter of 2017, we adopted amended guidance for a customer’s accounting for fees paid in a cloud computing arrangement.  The amended guidance requires customers to determine whether or not an arrangement contains a software license element. If the arrangement contains a software element, the related fees paid should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it is accounted for as a service contract. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Debt Issuance Costs:  In the first quarter of 2017, we adopted amended guidance for the balance sheet presentation of debt issuance costs on a retrospective basis. The amended guidance requires debt issuance costs related to a recognized debt liability to be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. In August 2015, a clarification was added to this amended guidance that debt issuance costs related to line-of-credit arrangements can continue to be deferred and presented as an asset on the balance sheet. Upon adoption, unamortized debt issuance costs of $40 million were reclassified primarily from other noncurrent assets to long-term debt at March 31, 2016.
Consolidation: In the first quarter of 2017, we adopted amended guidance for consolidating legal entities in which a reporting entity holds a variable interest.  The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs and changes the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses: In June 2016, amended guidance was issued, which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost, be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount in estimating credit losses. The amended guidance becomes effective for us commencing in 2021 and will be applied through a cumulative-effect adjustment to the beginning retained earnings in the year of adoption. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
Revenue Recognition: In May 2014, amended guidance was issued for recognizing revenue from contracts with customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenues will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent considerations. In April 2016, additional amended guidance was issued to permit an entity, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good. The April 2016 amendment also provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016, another amendment was issued to provide certain scope improvements and practical expedients. The May 2016 amendment clarifies how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. These amended standards are all effective for us commencing in the first quarter of 2019 and allow for either full retrospective adoption or modified retrospective adoption. Early adoption is permitted but not prior to our first quarter of 2018. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2.    Proposed Healthcare Technology Net Asset Exchange

On June 28, 2016, McKesson entered into a contribution agreement as well as various other agreements (“Agreements”) with Change Healthcare Holdings, Inc. (“Change Healthcare”), a Delaware corporation, and others to form a joint venture (“JV”).  Under the terms of the Agreements, McKesson will contribute the majority of its McKesson Technology Solutions (“MTS”) businesses to the JV. McKesson will retain its RelayHealth Pharmacy and Enterprise Information Solutions (“EIS”) businesses. Change Healthcare will contribute substantially all of its businesses to the JV excluding its pharmacy switch and prescription routing businesses.   The purpose of the JV is to create a new healthcare information technology company, which will bring together the complementary strengths of MTS and Change Healthcare to deliver a broad portfolio of solutions that will help lower healthcare costs, improve patient access and outcomes, and make it simpler for payers, providers and consumers to manage the transition to value-based care.

The completion of the transaction is subject to certain closing conditions, including antitrust clearance. The transaction is expected to close in the first half of calendar year 2017.  Upon formation of the JV, McKesson and Shareholders of Change Healthcare are expected to own approximately 70% and 30% of the JV. The JV will be jointly governed by McKesson and Change Healthcare shareholders.

In connection with the transaction, the JV has received commitments from certain banks for $6.1 billion of debt financing. The proceeds are expected to be utilized for the repayment of the existing debt of Change Healthcare, cash distributions to McKesson and Change Healthcare shareholders and payments of the transaction-related expenses.

During the first quarter of 2017, we recorded $4 million of expenses associated with this proposed transaction, which are recorded in Operating Expenses within our Technology Solutions segment in the accompanying condensed consolidated statements of operations. Additionally, we also commenced a review of strategic alternatives for the EIS business.

3.	Business Combinations
Vantage Oncology Holdings LLC & Biologics, Inc.

On April 1, 2016, we acquired Vantage Oncology Holdings LLC (“Vantage”), which is headquartered in Manhattan Beach, California.  Vantage provides comprehensive oncology management services, including radiation oncology, medical oncology, and other integrated cancer care services, through over 51 cancer treatment facilities in 13 states. The net purchase consideration of $515 million was funded from cash on hand. On April 1, 2016, we also acquired Biologics, Inc. (“Biologics”) for net purchase consideration of $692 million, which was funded from cash on hand. Biologics is the largest independent oncology-focused specialty pharmacy in the U.S., and is headquartered in Cary, North Carolina. Financial results for these acquisitions since the acquisition date are included in our results of operations within our North America pharmaceutical distribution and services business, which is part of our Distribution Solutions segment. These acquisitions will collectively enhance our specialty pharmaceutical distribution scale and oncology-focused pharmacy offerings, provide solutions for manufacturers and payers, and expand the scope of our community-based oncology and practice management services.

Approximately $606 million and $613 million of the preliminary purchase price allocations for Vantage and Biologics have been assigned to goodwill, which primarily reflects the expected future benefits of synergies upon integrating the businesses. Goodwill represents the excess of the purchase price and the fair value of noncontrolling interests over the fair value of the acquired net assets. Most of the goodwill is not expected to be deductible for tax purposes. The preliminary fair value of Vantage’s noncontrolling interests as of the acquisition date was approximately $152 million, which represents the portion of net assets of Vantage’s consolidated entities that is not allocable to McKesson.
Included in the preliminary purchase price allocation are acquired identifiable intangibles of $24 million and $112 million for Vantage and Biologics. Acquired intangibles for Vantage primarily consist of $14 million of non-competition agreements with a weighted average life of 4 years, and for Biologics primarily consist of $65 million of trademarks with a weighted average life of 14 years and $32 million of supply agreements with a weighted average life of 3 years.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed for these two acquisitions as of the acquisition date. Due to the recent timing and complexity of the acquisitions, these amounts are provisional and subject to change as our fair value assessments are finalized.

(In millions)	Amounts Recognized as of Acquisition Date (Provisional)
Receivables	$106
Other current assets, net of cash and cash equivalents acquired	19
Goodwill	1,219
Intangible assets	136
Other long-term assets	76
Current liabilities	(117)
Other long-term liabilities	(80)
Fair value of net assets, less cash and cash equivalents	1,359
Less: Noncontrolling Interests	(152)
Net assets acquired, net of cash and cash equivalents	$1,207

UDG Healthcare Plc (“UDG”)

On April 1, 2016, we completed our acquisition of the pharmaceutical distribution businesses of UDG based in Ireland and the United Kingdom (“U.K.”) with a net purchase consideration of $447 million, which was funded with cash on hand. The acquired UDG businesses primarily provide pharmaceutical and other healthcare products to retail and hospital pharmacies. The acquisition of UDG will expand our offerings and strengthen our market position in Ireland and the U.K. Financial results for UDG since the acquisition date are included in our results of operations within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment.

Total assets and liabilities acquired, excluding goodwill and intangibles, were $497 million and $329 million. Approximately $165 million of the preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of synergies upon integrating the businesses. Most of the goodwill is not expected to be deductible for tax purposes. Included in the preliminary purchase price allocation are acquired identifiable intangibles of $114 million primarily representing customer relationships with a weighted average life of 10 years.

The fair value of acquired intangibles for Vantage, Biologics and UDG was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. Amounts recognized are provisional and subject to change as our fair value assessments are finalized.

Other Acquisitions

In July 2015, we entered into an agreement to purchase the pharmacy business of J Sainsbury Plc (“Sainsbury”) based in the U.K.. Under the terms of the agreement, on February 29, 2016, we made an advance cash payment of $174 million representing the full purchase consideration, which is included in “Other Noncurrent Assets” within our condensed consolidated balance sheet at June 30, 2016. The advance payment bears interest at an annual rate of 3.3%, compounded daily, from February 29, 2016 until the closing of the transaction. The interest will be paid to us in full on the closing date. The proposed transaction is currently being reviewed by the U.K. Competition and Markets Authority (“U.K. CMA”). We anticipate obtaining U.K. CMA clearance during the second quarter of 2017. Once completed, this acquisition will further enhance our retail pharmacy service capabilities in the U.K.. Upon closing, the acquired Sainsbury business will be included in our International pharmaceutical distribution and services business within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

In March 2016, we entered into an agreement to purchase substantially all of the assets of Rexall Health from the Katz Group Canada, Inc. (“Katz Group”) for $3 billion Canadian dollars (or, approximately $2.3 billion U.S. dollars using the currency exchange ratio of 0.77 Canadian dollar to 1 U.S. dollar as of June 30, 2016). Rexall Health, which operates approximately 470 retail pharmacies in Canada, particularly in Ontario and Western Canada, will enhance our Canadian pharmaceutical supply chain. The acquisition is subject to regulatory approval and expected to close during the second half of calendar year 2016. Upon closing, financial results of the acquired business will be included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment.
During the last two years, we also completed a number of other acquisitions within our Distribution Solutions segment. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.
Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

4.	Discontinued Operations
During the fourth quarter of 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business, which we acquired through our February 2014 acquisition of Celesio, from our Distribution Solutions segment. Accordingly, the results of operations and cash flows of this business are classified as discontinued operations for all periods presented in our condensed consolidated financial statements.
On January 31, 2016, we entered into an agreement to sell our Brazilian pharmaceutical distribution business to a third party. On May 31, 2016, we completed the sale of this business and recognized an after-tax loss of $113 million within discontinued operations in the first quarter of 2017 primarily for the settlement of certain indemnification matters as well as the release of the cumulative translation losses. We made a payment of approximately $100 million related to the sale of this business.
The results of discontinued operations for the first quarter of 2017 and 2016 were not material except for the loss recognized upon the disposition of our Brazilian business. As of March 31, 2016, the carrying amounts of total assets and liabilities for this business were $635 million and $660 million. The amounts were included under the captions “Prepaid expenses and other” and “Other accrued liabilities” within our condensed consolidated balance sheets as of March 31, 2016.

5.	Restructuring
On March 14, 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions, and technology platforms, as well as the disposal and abandonment of certain non-core businesses. As a result, we recorded $229 million of pre-tax charges during the fourth quarter of 2016. The restructuring liabilities were $222 million at March 31, 2016.

During the first quarter of 2017, we recorded a pre-tax charge of $9 million as part of the Cost Alignment Plan and made $45 million of cash payments, primarily related to severance.

Under the Cost Alignment Plan, we expect to record total pre-tax charges of approximately $270 million to $290 million, of which $238 million of pre-tax charges have been recorded to date. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the activity related to the restructuring liabilities associated with the Cost Alignment Plan for the quarter ended June 30, 2016:

		Quarter Ended June 30, 2016
(In millions)	Balance March 31, 2016	Net restructuring charges recognized	Non-cash charges	Cash Payments	Other	Balance June 30, 2016 (1)
Cost Alignment Plan
Distribution Solutions	$156	$10	$(8)	$(28)	$(2)	$128
Technology Solutions	45	(1)	—	(8)	—	36
Corporate	21	—	—	(9)	—	12
Total	$222	$9	$(8)	$(45)	$(2)	$176

(1)	The reserve balances as of June 30, 2016 include $130 million recorded in other accrued liabilities and $46 million recorded in other noncurrent liabilities in our consolidated balance sheet.

6.	Divestiture of a Business
During the first quarter of 2016, we sold our nurse triage business within our Technology Solutions segment for net sale proceeds of $84 million. This divestiture did not meet the criteria to qualify as a discontinued operation under the amended guidance, which became effective for us in the first quarter of 2016. Accordingly, a pre-tax gain of $51 million ($38 million after-tax) from this divestiture was recorded in operating expenses within continuing operations of our condensed consolidated statements of operations. Other than the gain on disposal, pre and after-tax income for this business was not material for the quarters ended June 30, 2016 and 2015.

7.	Income Taxes
During the first quarters of 2017 and 2016, income tax expense related to continuing operations was $239 million and $256 million and included net discrete tax benefits of $35 million and $5 million. Our discrete tax benefits for the 2017 first quarter include a $37 million tax benefit related to the adoption of the amended accounting guidance on employee share-based compensation. Our reported income tax rates for the first quarters of 2017 and 2016 were 26.2% and 29.9%. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items.
As of June 30, 2016, we had $414 million of unrecognized tax benefits, of which $274 million would reduce income tax expense and the effective tax rate, if recognized. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next 12 months. However, this may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on tax deficiencies as income tax expense. We recognized an income tax benefit of $3 million and tax expense of $6 million during the first quarters of 2017 and 2016, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At June 30, 2016 and 2015, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $49 million and $75 million.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. During the first quarter of 2017, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to the fiscal years 2007 through 2009. This settlement did not have a material impact on our provision for income taxes for the current quarter. We are subject to audit by the IRS for fiscal years 2010 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2006 through the current fiscal year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Redeemable Noncontrolling Interests
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
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court to challenge the Compensation Amount, Guaranteed Dividend and/or Put Amount. As long as any Appraisal Proceedings are pending, the Compensation Amount, Guaranteed Dividend and/or Put Amount will be paid as specified currently in the Domination Agreement. If any such Appraisal Proceedings result in an adjustment to the Compensation Amount, Guaranteed Dividend and/or Put Amount, Celesio Holdings Deutschland GmbH & Co. KGaA (formerly known as McKesson Deutschland GmbH & Co. KGaA or Dragonfly GmbH & Co. KGaA) would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the Guaranteed Dividend, Compensation Amount and/or Put Amount. The Put Right specified in the Domination Agreement may be exercised until two months after the announcement regarding the end of the Appraisal Proceedings. In addition, if the Domination Agreement is terminated, the Put Right may be exercised for a two-month period after the date of termination.
The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. There were no material exercises during the first quarter of 2017. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At June 30, 2016 and March 31, 2016, the carrying value of redeemable noncontrolling interests of $1.34 billion and $1.41 billion exceeded the maximum redemption value of $1.25 billion and $1.28 billion. At June 30, 2016 and March 31, 2016, we owned approximately 76.0% of Celesio’s outstanding common shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance, March 31, 2016	$1,406
Net income attributable to noncontrolling interests	11
Other comprehensive loss	(66)
Reclassification of recurring compensation to other accrued liabilities	(11)
Balance, June 30, 2016	$1,340

9.	Earnings Per Common Share
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2016	2015
Income from continuing operations	$673	$599
Net income attributable to noncontrolling interests	(18)	(13)
Income from continuing operations attributable to McKesson	655	586
Loss from discontinued operations, net of tax	(113)	(10)
Net income attributable to McKesson	$542	$576

Weighted average common shares outstanding:
Basic	225	232
Effect of dilutive securities:
Options to purchase common stock	1	1
Restricted stock units	2	2
Diluted	228	235

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.88	$2.50
Discontinued operations	(0.50)	(0.05)
Total	$2.38	$2.45
Basic
Continuing operations	$2.91	$2.53
Discontinued operations	(0.50)	(0.04)
Total	$2.41	$2.49

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million and 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended June 30, 2016 and 2015, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

10.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2016	$7,987	$1,799	$9,786
Goodwill acquired	1,501	—	1,501
Acquisition accounting, transfers and other adjustments	2	—	2
Foreign currency translation adjustments, net	(160)	(2)	(162)
Balance, June 30, 2016	$9,330	$1,797	$11,127
As of June 30, 2016 and March 31, 2016, the accumulated goodwill impairment losses were $36 million primarily in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	June 30, 2016				March 31, 2016
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8	$2,769	$(1,383)	$1,386	$2,652	$(1,324)	$1,328
Service agreements	14	959	(283)	676	959	(269)	690
Pharmacy licenses	25	806	(127)	679	857	(121)	736
Trademarks and trade names	14	391	(99)	292	314	(96)	218
Technology	2	195	(185)	10	195	(182)	13
Other	4	234	(134)	100	163	(127)	36
Total		$5,354	$(2,211)	$3,143	$5,140	$(2,119)	$3,021
Amortization expense of intangible assets was $115 million and $112 million for the quarters ended June 30, 2016 and 2015. Estimated annual amortization expense of these assets is as follows: $288 million, $383 million, $363 million, $326 million and $296 million for the remainder of 2017 and each of the succeeding years through 2021 and $1,487 million thereafter. All intangible assets were subject to amortization as of June 30, 2016 and March 31, 2016.

11.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency (primarily Euro) denominated borrowings. At June 30, 2016 and March 31, 2016, $8,110 million and $8,107 million of total long-term debt were outstanding, of which $2,168 million and $1,610 million were included under the caption “Current portion of long-term debt” within the condensed consolidated balance sheets.
At March 31, 2015, we had a term loan with an outstanding balance of $89 million (or £60 million). During the first quarter of 2016, we repaid this term loan for $93 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, and agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At June 30, 2016, we were in compliance with all covenants. There were no borrowings outstanding under this facility during the first quarter of 2017, and as of June 30, 2016.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $420 million. Borrowings and repayments were not material during the first quarter of 2017. During the first quarter of 2016, we borrowed $246 million and repaid $240 million under these credit lines primarily related to short-term borrowings. These credit lines have interest rates ranging from 0.18% to 6% with interest payable monthly. As of June 30, 2016 and March 31, 2016, there were $27 million and $28 million outstanding under these credit lines.
Accounts Receivable Facilities
We previously maintained accounts receivable factoring facilities (the “Factoring Facilities”) denominated in foreign currencies. During the first quarters of 2017 and 2016, we borrowed $6 million and $285 million and repaid $13 million and $295 million in short-term borrowings under these facilities. The Factoring Facilities expired in April 2016. At June 30, 2016 and March 31, 2016, there were nil and $7 million in secured borrowings outstanding under these facilities.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. There were no commercial paper issuances during the three months ended June 30, 2016 and 2015, and no amounts outstanding at June 30, 2016 and March 31, 2016.

12.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $6 million and $13 million for the first quarters of 2017 and 2016.

Cash contributions to these plans were $4 million and $34 million for the first quarters of 2017 and 2016. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

13.	Hedging Activities
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
Derivatives Designated as Hedges
At June 30, 2016 and March 31, 2016, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $323 million, which were designated as cash flow hedges. These contracts will mature between March 2017 and March 2020.
From time to time, we enter into cross currency swaps to convert fixed-rate foreign currency denominated borrowings to fixed-rate U.S. dollar borrowings. For our cross currency swap transactions, we agree with another party to exchange, at specified intervals, one currency for another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. These cross currency swaps are designed to reduce the income statement effects from fluctuations in foreign exchange rates and have been designated as cash flow hedges. During the first quarter of 2017, we entered into cross currency swaps that have a total gross notional amount of approximately $355 million and mature in April 2020. During the fourth quarter of 2016, we entered into cross currency swaps that have a total gross notional amount of approximately $546 million and mature from February 2018 to March 2019.
For forward contracts and currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair values of hedges is recorded into accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gain or losses on these hedges recorded in other comprehensive income and earnings were not material in the first quarters of 2017 and 2016.
Derivatives Not Designated as Hedges
We also have a number of forward contracts to primarily hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At June 30, 2016 and March 31, 2016, the total gross notional amounts of these contracts were $148 million and $876 million.
These contracts will mature through December 2016 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated for hedges are recorded directly into earnings and accordingly, net gains of $2 million and losses of $45 million were recorded within operating expenses for the first quarters of 2017 and 2016. The gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2016			March 31, 2016
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$16	$—	$80	$16	$—	$80
Foreign exchange contracts (non-current)	Other Noncurrent Assets	47	—	243	46	—	243
Cross currency swaps (non-current)	Other Noncurrent Assets/Liabilities	49	—	901	—	8	546
Total		$112	$—		$62	$8
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$6	$—	$139	$23	$—	$680
Foreign exchange contracts (current)	Other accrued liabilities	—	—	9	—	—	196
Total		$6	$—		$23	$—
Refer to Financial Note 14, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

14.	Fair Value Measurements
At June 30, 2016 and March 31, 2016, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $8.1 billion and $8.8 billion at June 30, 2016 and $8.1 billion and $8.6 billion at March 31, 2016. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at June 30, 2016 and March 31, 2016 were investments in money market funds, time deposits, bankers’ acceptances and foreign government debentures of $3.2 billion and $2.4 billion, which are reported at fair value. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The time deposits, bankers’ acceptances and foreign government debentures included in the cash equivalents are valued at amortized costs or other observable inputs from available market information, which are considered to be Level 2 inputs. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  Fair values of our foreign currency swaps were determined using the quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 13, "Hedging Activities," for more information on our forward foreign currency derivatives including foreign currency forward contracts and swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters ended June 30, 2016 and 2015.

15.	Commitments and Contingent Liabilities
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2016 Annual Report are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
As previously disclosed, on September 7, 2007, McKesson Specialty Arizona Inc. was served with a complaint filed in the New York Supreme Court, New York County by PSKW, LLC, alleging that McKesson Specialty Arizona misappropriated trade secrets and confidential information in launching its LoyaltyScript® program, PSKW, LLC v. McKesson Specialty Arizona Inc., Index No. 602921/07.  The trial and post-trial briefing have concluded. The court has not yet entered an order of judgment.
As previously disclosed, on May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against Celesio Holdings Deutschland GmbH & Co. KGaA (formerly known as “Dragonfly GmbH & Co KGaA” and “McKesson Deutschland GmbH & Co. KGaA) (“Dragonfly” or “Celesio Holdings”), a wholly-owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that Celesio Holdings violated German takeover law in connection with the Company’s acquisition of Celesio by paying more to some holders of Celesio’s convertible bonds than it paid to the shareholders of Celesio’s stock, Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, No. 3- 05 O 44/14.  On December 5, 2014, the court dismissed Magnetar’s lawsuit in Celesio Holdings’ favor.  Magnetar subsequently appealed that ruling.  On January 19, 2016, the Appellate Court reversed the lower court’s ruling and entered judgment against Celesio Holdings. Celesio Holdings has appealed this judgment.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. For example, the Company was served with a Civil Investigative Demand by the U.S. Attorney’s Office for the Southern District of New York relating to certain business analytics tools offered to its customers. As another example, the Company was served with a subpoena by the Office of Inspector General to the U.S. Department of Health and Human Services concerning billing and coding services relating to ambulance providers. The Company is currently responding to these requests. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements.

16.	Stockholders’ Equity
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
Share Repurchase Plans

During the first quarter of 2017, there were no share repurchases. The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at June 30, 2016.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended June 30,
(In millions)	2016	2015
Foreign currency translation adjustments(1)
Foreign currency translation adjustments arising during period, net of income tax benefit of $12 and nil (2) (3)	$(275)	$347
Reclassified to income statement, net of income tax expense of nil and nil (4)	20	—
	(255)	347
Unrealized gains on cash flow hedges
Unrealized gains on cash flow hedges arising during period, net of income tax expense of nil and nil	—	4

Changes in retirement-related benefit plans (5)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil and $8	—	(29)
Amortization of actuarial loss and prior service costs, net of income tax expense of $1 and $4 (6)	3	7
Foreign currency translation adjustments and other, net of income tax expense of nil and nil	8	(6)
	11	(28)

Other comprehensive income (loss), net of tax	$(244)	$323

(1)
Foreign currency translation adjustments result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars, and were primarily related to our foreign subsidiary, Celesio, during the first quarters of 2017 and 2016.

(2)
The net foreign currency translation losses during the first quarter of 2017 were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2016 to June 30, 2016. During the first quarter of 2016, the currency translation gains were primarily due to the strengthening of the Euro, British pound sterling and Canadian dollars against the U.S. dollar from April 1, 2015 to June 30, 2015.

(3)	The first quarters of 2017 and 2016 include net foreign currency translation losses of $67 million and net foreign translation gains of $50 million attributable to redeemable noncontrolling interests.

(4)
The first quarter of 2017 includes net foreign currency translation losses of $20 million reclassified from accumulated other comprehensive income (loss) to loss from discontinued operations, net of tax, within our condensed consolidated statements of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)	The first quarters of 2017 and 2016 include net actuarial losses of $1 million and $6 million attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the first quarter of 2017 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(1,323)	$(12)	$(226)	$(1,561)

Other comprehensive income (loss) before reclassifications	(275)	—	8	(267)
Amounts reclassified to earnings and other	20	—	3	23
Other comprehensive income (loss)	(255)	—	11	(244)
Less: amounts attributable to redeemable noncontrolling interests	(67)	—	1	(66)
Other comprehensive income (loss) attributable to McKesson	(188)	—	10	(178)
Balance at June 30, 2016	$(1,511)	$(12)	$(216)	$(1,739)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

17.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2016	2015
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$41,211	$39,532
International pharmaceutical distribution and services	6,330	5,838
Medical-Surgical distribution and services	1,468	1,440
Total Distribution Solutions	49,009	46,810

Technology Solutions - products and services	724	736
Total Revenues	$49,733	$47,546

Operating profit
Distribution Solutions (2)	$928	$910
Technology Solutions (3)	168	158
Total	1,096	1,068
Corporate Expenses, Net	(105)	(124)
Interest Expense	(79)	(89)
Income from Continuing Operations Before Income Taxes	$912	$855

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions operating profit for the first quarters of 2017 and 2016 include $47 million and $91 million in pre-tax charges related to our last-in, first-out (“LIFO”) method of accounting for inventories. LIFO expense was less in 2017 primarily due to lower full year expectations for price increases. Additionally, the first quarters of 2017 and 2016 include $142 million and $59 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(3)	Technology Solutions operating profit for the first quarter of 2016 includes a pre-tax gain of $51 million recognized from the sale of our nurse triage business.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 previously filed with the SEC on May 5, 2016 (“2016 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended June 30,
	2016	2015	Change
Revenues	$49,733	$47,546	5%

Gross Profit	$2,907	$2,848	2%

Operating Expenses	$(1,935)	$(1,917)	1%

Income from Continuing Operations Before Income Taxes	$912	$855	7%
Income Tax Expense	(239)	(256)	(7)
Income from Continuing Operations	673	599	12
Loss from Discontinued Operations, Net of Tax	(113)	(10)	1,030
Net Income	560	589	(5)
Net Income Attributable to Noncontrolling Interests	(18)	(13)	38
Net Income Attributable to McKesson Corporation	$542	$576	(6)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.88	$2.50	15%
Discontinued Operations	(0.50)	(0.05)	900
Total	$2.38	$2.45	(3)%

Weighted Average Diluted Common Shares	228	235	(3)%

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues for the first quarter of 2017 increased 5% compared to the same period a year ago primarily due to market growth, higher revenues associated with our 2017 first quarter acquisitions of Vantage Oncology Holdings LLC (“Vantage”), Biologics, Inc. (“Biologics”) and UDG Healthcare Plc (“UDG”), and expanded business with existing customers within our North America pharmaceutical distribution businesses, partially offset by customer losses. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with brand to generic drug conversion. Additionally, our Distribution Solutions segment is experiencing customer consolidation, including business combinations that impact our customers.
Gross profit for the first quarter of 2017 increased 2% compared to the same period a year ago. Gross profit margin decreased primarily due to a lower sell margin within our North America distribution business driven by increased customer sales volume with some of our largest customers, expected weaker generic pharmaceutical pricing trends and lower compensation from a branded pharmaceutical manufacturer. These decreases were partially offset by benefits from our global procurement arrangements, higher cash receipts representing our share of antitrust legal settlements and lower last-in-first-out (“LIFO”) inventory charges. Gross profit included $142 million and $59 million of cash receipts for our share of antitrust legal settlements and LIFO inventory charges of $47 million and $91 million in the first quarters of 2017 and 2016.
Operating expenses for the first quarter of 2017 increased slightly compared to the same period a year ago primarily due to our recent acquisitions, partially offset by lower compensation and benefit costs which reflect the impact from our fourth quarter 2016 workforce reduction as part of a cost alignment plan. Operating expenses for the first quarter of 2016 also benefited from a $51 million gain from the sale of our nurse triage business.
Income from continuing operations before income taxes for the first quarter of 2017 increased 7% compared to the same period a year ago primarily due to higher gross profit.
Net income attributable to McKesson Corporation for the first quarters of 2017 and 2016 was $542 million and $576 million. Diluted earnings per common share attributable to McKesson for the first quarters of 2017 and 2016 were $2.38 and $2.45. Net income for the first quarter of 2017 includes a discrete income tax benefit of $37 million related to the early adoption of the amended accounting guidance on share-based compensation as well as an after-tax loss from discontinued operations of $113 million, or $0.50 per diluted share, resulting from the sale of our Brazilian pharmaceutical distribution business.
On June 28, 2016, McKesson entered into a contribution agreement as well as various other agreements (the “Agreements”) with Change Healthcare Holdings, Inc. (“Change Healthcare”) and others to form a joint venture (“JV”).  Under the terms of the Agreements, McKesson will contribute the majority of its McKesson Technology Solutions (“MTS”) businesses to the JV. McKesson will retain its RelayHealth Pharmacy and Enterprise Information Solutions (“EIS”) businesses. Change Healthcare will contribute substantially all of its businesses to the JV excluding its pharmacy switch and prescription routing businesses.   The purpose of the JV is to create a new healthcare information technology company, which will bring together the complementary strengths of MTS and Change Healthcare to deliver a broad portfolio of solutions that will help lower healthcare costs, improve patient access and outcomes, and make it simpler for payers, providers and consumers to manage the transition to value-based care.
The completion of the transaction is subject to certain closing conditions, including antitrust clearance. The transaction is expected to close in the first half of calendar year 2017.  Upon formation of the JV, McKesson and shareholders of Change Healthcare are expected to own approximately 70% and 30% of the JV. The JV will be jointly governed by McKesson and Change Healthcare shareholders. Additionally, we commenced a review of strategic alternatives for the EIS business. Refer to Financial Note 2, “Proposed Healthcare Technology Net Asset Exchange,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2016	2015	Change
Distribution Solutions
North America pharmaceutical distribution and services	$41,211	$39,532	4%
International pharmaceutical distribution and services	6,330	5,838	8
Medical-Surgical distribution and services	1,468	1,440	2
Total Distribution Solutions	49,009	46,810	5

Technology Solutions - products and services	724	736	(2)
Total Revenues	$49,733	$47,546	5%
Revenues for the first quarter of 2017 increased 5% compared to the same period a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 99% of our consolidated revenues.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the first quarter of 2017 increased primarily due to market growth, increased sales associated with our acquisitions of Vantage and Biologics and expanded business with existing customers. These increases were partially offset by customer losses.
International pharmaceutical distribution and services revenues for the first quarter of 2017 increased primarily due to our acquisition of UDG and three additional sales days.
Medical-Surgical distribution and services revenues increased for the first quarter of 2017 primarily due to market growth, partially offset by lower revenues associated with the sale of our ZEE Medical business in the second quarter of 2016.
Our Distribution Solutions segment is experiencing customer consolidation, including business combinations that impact our customers.
Technology Solutions: Technology Solutions revenues for the first quarter of 2017 decreased primarily due to a decline in hospital software revenues, the transition of our workforce business within our International Technology business to a third party and the sale of our nurse triage business in the first quarter of 2016. These decreases were partially offset by higher revenues in our other businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2016	2015	Change
Gross Profit
Distribution Solutions	$2,513	$2,493	1%
Technology Solutions	394	355	11
Total	$2,907	$2,848	2%
Gross Profit Margin
Distribution Solutions	5.13	5.33	(20)	bp
Technology Solutions	54.42	48.23	619
Total	5.85	5.99	(14)	bp
bp - basis points
Gross profit for the first quarter of 2017 increased 2% compared to the same period a year ago due to growth in both of our operating segments: Distribution Solutions and Technology Solutions. Gross profit margin for the first quarter of 2017 decreased primarily due to a decline within our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit for the first quarter of 2017 increased compared to the same period a year ago primarily due to increased sales volume within our North America business, benefits from our global procurement arrangements, our recent acquisitions and lower LIFO expenses, as further discussed below. Additionally, gross profit for the first quarters of 2017 and 2016 included $142 million and $59 million of cash receipts representing our share of antitrust legal settlements, which were recorded as a reduction to cost of sales.
Distribution Solutions segment’s gross profit margin decreased in the first quarter of 2017 primarily due to a decrease in sell margin within our North America distribution business driven by increased customer sales volume with some of our largest customers, expected weaker generic pharmaceutical pricing trends and lower compensation from a branded pharmaceutical manufacturer. These decreases were partially offset by benefits from our global procurement arrangements, higher cash receipts of antitrust settlements and lower LIFO inventory charges.
LIFO inventory expense was $47 million and $91 million in the first quarters of 2017 and 2016. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense is based on our estimates of annual LIFO expense which is impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO expense was less in 2017 primarily due to lower full year expectations for price increases.
Technology Solutions
Technology Solutions segment’s gross profit for the first quarter of 2017 increased 11% compared to the same period a year ago primarily due to lower severance charges in 2017 and higher pull through of deferred revenue. In the first quarter of 2016, this segment recorded a $20 million severance charge associated with the wind down of a product line. The severance charge was recorded as follows: $15 million in cost of sales and $5 million in operating expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses and Other Income, Net:

	Quarter Ended June 30,
(Dollars in millions)	2016	2015	Change
Operating Expenses
Distribution Solutions	$1,599	$1,592	-%
Technology Solutions	226	198	14
Corporate	110	127	(13)
Total	$1,935	$1,917	1%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.26	3.40	(14)	bp
Technology Solutions	31.22	26.90	432
Total	3.89	4.03	(14)	bp

Other Income, Net
Distribution Solutions	$14	$9	56%
Technology Solutions	—	1	(100)
Corporate	5	3	67
Total	$19	$13	46%
Operating expenses for the first quarter of 2017 increased slightly compared to the same period a year ago.
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
The Cost Alignment Plan is expected to incur a total of $270 million to $290 million of pre-tax charges, of which $229 million was recorded in the fourth quarter of 2016 primarily representing severance and employee-related costs. During the first quarter of 2017, we recorded a pre-tax charge of $9 million. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment. We anticipate the Cost Alignment Plan to generate approximately $170 million to $190 million of net pre-tax savings during the fiscal year ending March 31, 2017 and an incremental $70 million to $90 million of net pre-tax savings in the fiscal year ending March 31, 2018. This cumulative run rate of savings is expected to benefit the company in future years. Our operating expenses started to benefit from the Cost Alignment Plan during the first quarter of 2017.
Distribution Solutions

Distribution Solutions segment’s operating expenses for the first quarter of 2017 was flat compared to the same period a year ago primarily due to cost savings associated with the Cost Alignment Plan, including lower compensation and benefit costs. This decrease was partially offset by higher operating expenses due to our recent acquisitions. Operating expenses as a percentage of revenues for the first quarter of 2017 decreased primarily due to cost savings from the Cost Alignment Plan and operating leverage.
Technology Solutions

Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased for the first quarter of 2017 compared to the same period a year ago primarily reflecting a pre-tax gain of $51 million from the 2016 first quarter sale of our nurse triage business, partially offset by lower compensation and benefit costs due to the Cost Alignment Plan.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Corporate

Corporate expenses decreased for the first quarter of 2017 compared to the same period a year ago primarily due to lower compensation and benefit costs and lower professional fees due to the Cost Alignment Plan.
Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to business acquisitions and the proposed Healthcare Technology net asset exchange, were $50 million and $30 million in the first quarters of 2017 and 2016. Increases in these expenses were primarily due to our recent acquisitions as well as the proposed Healthcare Technology net asset exchange, partially offset by a decline in expenses associated with our February 2013 acquisition of PSS World Medical, Inc. (“PSSI”). Our integration of PSSI was substantially completed in the first quarter of 2017.
Acquisition expenses and related adjustments were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2016	2015
Operating Expenses
Integration related expenses	$22	$30
Severance and relocation	8	—
Transaction closing expenses	16	—
Other Income, Net	4	—
Total Acquisition Expenses and Related Adjustments	$50	$30
Acquisition expenses and related adjustments by segment were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2016	2015
Operating Expenses and Other Income, Net
Distributions Solutions	$44	$29
Technology Solutions	4	—
Corporate	2	1
Total Acquisition Expenses and Related Adjustments	$50	$30
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets purchased in connection with business acquisitions were $115 million and $112 million for the first quarters of 2017 and 2016, which were primarily recorded in operating expenses.
Amortization expenses by segment were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2016	2015
Distribution Solutions	$106	$103
Technology Solutions	9	9
Total	$115	$112
Other Income, Net: Other income, net, for the first quarter of 2017 increased compared to the same period a year ago primarily due to higher interest income and income from our equity investments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended June 30,
(Dollars in millions)	2016	2015	Change
Segment Operating Profit (1)
Distribution Solutions	$928	$910	2%
Technology Solutions	168	158	6
Subtotal	1,096	1,068	3
Corporate Expenses, Net	(105)	(124)	(15)
Interest Expense	(79)	(89)	(11)
Income from Continuing Operations Before Income Taxes	$912	$855	7%

Segment Operating Profit Margin
Distribution Solutions	1.89%	1.94%	(5) bp
Technology Solutions	23.20	21.47	173

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.
Segment Operating Profit
Distribution Solutions: Operating profit increased for the segment in 2017 compared to the same period a year ago. Operating profit margin for the first quarter of 2017 decreased primarily due to lower gross profit margin.
Technology Solutions: Operating profit and operating profit margin for the segment increased in 2017 compared to the same period a year ago primarily due to increased gross profit, partially offset by higher operating expenses. Operating expenses for the first quarter of 2016 include a $51 million pre-tax gain from the sale of our nurse triage business.
Corporate: Corporate expenses, net, decreased for the first quarter of 2017 primarily due to a decrease in operating expenses.
Interest Expense: Interest expense for the first quarter of 2017 decreased primarily due to repayments of debt and certain foreign currency denominated credit facilities.
Income Taxes: Our reported income tax rates for the first quarters of 2017 and 2016 were 26.2% and 29.9%. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items. Income tax expense for the first quarters of 2017 and 2016 includes net discrete tax benefits of $35 million and $5 million. Our discrete tax benefits for the 2017 first quarter include a $37 million tax benefit related to the early adoption of the amended accounting guidance on employee share-based compensation.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net for the first quarter of 2017 includes an after-tax loss of $113 million from the sale of our Brazilian pharmaceutical distribution business. Loss from discontinued operations, net was $10 million for the first quarter of 2016. Diluted loss per common share from discontinued operations for the first quarters of 2017 and 2016 was $0.50 and $0.05.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the first quarter of 2017 primarily represents the accrual of the annual recurring compensation amount of €0.83 per Celesio share that McKesson is obligated to pay to the noncontrolling shareholders of Celesio under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 8, “Redeemable Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $542 million and $576 million, and diluted earnings per common share attributable to McKesson Corporation were $2.38 and $2.45 for the first quarters of 2017 and 2016.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 228 million and 235 million for the first quarters of 2017 and 2016. Weighted average diluted shares for 2017 decreased from 2016 primarily reflecting common stock repurchases in the fourth quarter of 2016.
Business Combinations
Refer to Financial Note 3, “Business Combinations,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q for further information.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Financial Condition, Liquidity and Capital Resources
We expect our available cash generated from operations, together with our existing sources of liquidity from our credit facilities and commercial paper program will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time to time, we may access the long-term debt capital markets to discharge our other liabilities.
Operating activities generated cash of $1,859 million and $454 million during the first quarters of 2017 and 2016. Operating activities for the first quarters of 2017 and 2016 were affected by higher drafts and accounts payable and increases in receivables and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $1,154 million and $17 million during the first quarters of 2017 and 2016. Investing activities for 2017 includes $1,819 million of cash paid for acquisitions, of which $935 million was prepaid before March 31, 2016 and was released from restricted cash balances. Investing activities for 2017 also include a payment of approximately $100 million to sell our Brazilian business.
Financing activities utilized cash of $82 million and $203 million during the first quarters of 2017 and 2016. Financing activities for the first quarter of 2017 include cash receipts of $7 million and payments of $14 million for short-term borrowings. Long-term debt repayments for the first quarter of 2016 were primarily cash paid on certain foreign currency denominated long-term debt. Financing activities for the first quarter of 2016 included cash receipts of $531 million and payments of $534 million for short-term borrowings. Additionally, financing activities for the first quarters of 2017 and 2016 included $58 million and $105 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at June 30, 2016. The Company’s Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. During the first quarter of 2017, there were no share repurchases.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2016	March 31, 2016
Cash and cash equivalents	$4,659	$4,048
Working capital	2,464	3,366
Debt to capital ratio (1)	42.5%	43.6%
Return on McKesson stockholders’ equity (2)	24.9%	26.0%

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Cash equivalents, which are available-for-sale, are carried at fair value.  Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, AAA rated prime money market funds denominated in Euros, AAA rated prime money market funds denominated in British pound sterling, time deposits, bankers’ acceptances, and Canadian government debentures.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short‑term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of June 30, 2016 included approximately $2.5 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our debt to capital ratio decreased in 2017 primarily reflecting higher McKesson stockholders’ equity.
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
The carrying value of redeemable noncontrolling interests related to Celesio was $1.34 billion at June 30, 2016, which exceeded the maximum redemption value of $1.25 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement, the noncontrolling shareholders of Celesio received a put right that enables them to put their Celesio shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per Celesio share (the “Compensation Amount”) to the noncontrolling shareholders of Celesio under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020. Refer to Financial Note 8, “Redeemable Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
On June 28, 2016, McKesson entered into the Agreements with Change Healthcare to form a JV.  The purpose of the JV is to create a new healthcare information technology company as previously discussed. In connection with the transaction, the JV has received commitments from certain banks for $6.1 billion of debt financing. The proceeds are expected to be utilized for repayment of the existing debt of Change Healthcare, cash distributions to McKesson and the Change Healthcare shareholders and payments of the transaction-related expenses. Refer to Financial Note 2, “Proposed Healthcare Technology Net Asset Exchange” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuance.
Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 11, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	foreign operations subject us to a number of operating, economic, political and regulatory risks;

▪	changes in the Canadian healthcare industry and regulatory environment;

▪	general European economic conditions together with austerity measures taken by certain European governments;

▪	changes in the European regulatory environment with respect to privacy and data protection regulations;

▪	foreign currency fluctuations;

▪	the Company’s ability to successfully identify, consummate, finance and integrate strategic acquisitions;

▪	the Company’s ability to manage and complete divestitures;

▪	material adverse resolution of pending legal and regulatory proceedings;

▪	competition;

▪	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;

▪	the loss of government contracts as a result of compliance or funding challenges;

▪	public health issues in the United States or abroad;

▪	cyberattack, disaster, or malfunction to computer systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪
the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;

▪	system errors or failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	new or revised tax legislation or challenges to our tax positions;

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers;

▪	changes in accounting principles generally accepted in the United States of America;

▪	withdrawal from participation in one or more multiemployer pension plans or if such plans are reported to have underfunded liabilities;

▪	expected benefits from our restructuring and business process initiatives;

▪	difficulties with outsourcing and similar third party relationships;

▪	new challenges associated with our retail expansion; and

▪	inability to keep existing retail store locations or open new retail locations in desirable places.

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
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2016 Annual Report on Form 10-K.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases will depend on a variety of factors, including corporate and regulatory requirements.
The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at June 30, 2016.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2017.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2016 – April 30, 2016	—	$—	—	$996
May 1, 2016 – May 31, 2016	—	—	—	996
June 1, 2016 – June 30, 2016	—	—	—	996
Total	—		—	—

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
2.1*
Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P.; (Exhibit 2.1 to the Company’s Current Report on
Form 8-K, filed with the SEC on July 5, 2016, File No. 1-13252).

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*
The schedules and annexes to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. McKesson agrees to furnish a copy of any omitted schedule or annex to the Securities and Exchange Commission upon request.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	July 27, 2016	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	July 27, 2016	/s/ Erin M. Lampert
Erin M. Lampert
Senior Vice President and Controller