Form 10-Q
period 2016-09-30
MCKESSON CORP
filed 2016-10-27
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	September 30, 2016
Common stock, $0.01 par value	226,086,960 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues	$49,957	$48,761	$99,690	$96,307
Cost of Sales	(47,201)	(45,917)	(94,027)	(90,615)
Gross Profit	2,756	2,844	5,663	5,692
Operating Expenses	(1,886)	(1,890)	(3,821)	(3,807)
Goodwill impairment charge	(290)	—	(290)	—
Operating Income	580	954	1,552	1,885
Other Income, Net	23	17	42	30
Interest Expense	(78)	(91)	(157)	(180)
Income from Continuing Operations Before Income Taxes	525	880	1,437	1,735
Income Tax Expense	(200)	(244)	(439)	(500)
Income from Continuing Operations	325	636	998	1,235
Loss from Discontinued Operations, Net of Tax	(1)	(6)	(114)	(16)
Net Income	324	630	884	1,219
Net Income Attributable to Noncontrolling Interests	(17)	(13)	(35)	(26)
Net Income Attributable to McKesson Corporation	$307	$617	$849	$1,193

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$1.35	$2.65	$4.22	$5.15
Discontinued operations	(0.01)	(0.02)	(0.50)	(0.07)
Total	$1.34	$2.63	$3.72	$5.08
Basic
Continuing operations	$1.36	$2.68	$4.27	$5.21
Discontinued operations	—	(0.02)	(0.51)	(0.06)
Total	$1.36	$2.66	$3.76	$5.15

Dividends Declared Per Common Share	$0.28	$0.28	$0.56	$0.52

Weighted Average Common Shares
Diluted	228	235	228	235
Basic	226	232	226	232

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net Income	$324	$630	$884	$1,219

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	(109)	(243)	(364)	104

Unrealized gains (losses) on cash flow hedges arising during period	(6)	2	(6)	6

Retirement-related benefit plans	1	11	12	(17)
Other Comprehensive Income (Loss), Net of Tax	(114)	(230)	(358)	93

Comprehensive Income	210	400	526	1,312
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(18)	7	30	(50)
Comprehensive Income Attributable to McKesson Corporation	$192	$407	$556	$1,262

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$5,464	$4,048
Receivables, net	18,308	17,980
Inventories, net	15,273	15,335
Prepaid expenses and other	526	437
Current assets held for sale	1,767	635
Total Current Assets	41,338	38,435
Property, Plant and Equipment, Net	2,300	2,278
Goodwill	9,693	9,786
Intangible Assets, Net	3,061	3,021
Other Noncurrent Assets	1,923	3,003
Total Assets	$58,315	$56,523

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$31,037	$28,585
Deferred revenue	271	919
Current portion of long-term debt	2,166	1,610
Other accrued liabilities	2,973	3,295
Current liabilities held for sale	604	660
Total Current Liabilities	37,051	35,069

Long-Term Debt	5,941	6,497
Long-Term Deferred Tax Liabilities	2,632	2,734
Other Noncurrent Liabilities	1,727	1,809
Redeemable Noncontrolling Interests	1,341	1,406
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2016 and March 31, 2016, 272 and 271 shares issued at September 30, 2016 and March 31, 2016	3	3
Additional Paid-in Capital	5,994	5,845
Retained Earnings	9,088	8,360
Accumulated Other Comprehensive Loss	(1,854)	(1,561)
Other	(3)	(2)
Treasury Shares, at Cost, 46 at September 30, 2016 and March 31, 2016	(3,779)	(3,721)
Total McKesson Corporation Stockholders’ Equity	9,449	8,924
Noncontrolling Interests	174	84
Total Equity	9,623	9,008
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$58,315	$56,523

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
Operating Activities
Net income	$884	$1,219
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	459	451
Goodwill impairment charge	290	—
Deferred taxes	(90)	23
Share-based compensation expense	79	78
Charges associated with last-in-first-out inventory method	4	182
Loss (gain) from sale of businesses	113	(102)
Other non-cash items	5	7
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(657)	(1,037)
Inventories	162	(1,469)
Drafts and accounts payable	2,172	1,960
Deferred revenue	(254)	(258)
Taxes	151	203
Other	(390)	(6)
Net cash provided by operating activities	2,928	1,251

Investing Activities
Payments for property, plant and equipment	(151)	(178)
Capitalized software expenditures	(89)	(96)
Acquisitions, net of cash and cash equivalents acquired	(2,041)	(11)
Proceeds from/(payment for) sale of businesses, net	(98)	204
Restricted cash for acquisitions	935	—
Other	98	12
Net cash used in investing activities	(1,346)	(69)

Financing Activities
Proceeds from short-term borrowings	10	1,501
Repayments of short-term borrowings	(17)	(1,501)
Repayments of long-term debt	(6)	(498)
Common stock transactions:
Issuances	75	72
Share repurchases, including shares surrendered for tax withholding	(58)	(605)
Dividends paid	(129)	(114)
Other	11	(45)
Net cash used in financing activities	(114)	(1,190)
Effect of exchange rate changes on cash and cash equivalents	(52)	26
Net increase in cash and cash equivalents	1,416	18
Cash and cash equivalents at beginning of period	4,048	5,341
Cash and cash equivalents at end of period	$5,464	$5,359

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
We consider ourselves to control an entity if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and our proportionate share of income or loss is recorded in Other Income, Net. All significant intercompany balances and transactions have been eliminated in consolidation including the intercompany portion of transactions with equity method investees.
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
The results of operations for the quarter and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 previously filed with the SEC on May 5, 2016 (“2016 Annual Report”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Share-Based Payments: In March 2016, amended guidance was issued for employee share-based payment awards.  Under the amended guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee share-based compensation arrangements are recognized within income tax expense. Under the previous guidance, windfalls were recognized in additional paid-in capital (“APIC”) and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The amended guidance is effective for us commencing in the first quarter of 2018.  Early adoption is permitted.  We elected to early adopt this amended guidance in the first quarter of 2017. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than APIC. As a result, discrete tax benefits of $9 million and $46 million were recognized in income tax expense in the second quarter and first six months of 2017. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017.  None of the other provisions in this amended guidance had a material impact on our condensed consolidated financial statements.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Consolidation: In October 2016, amended guidance was issued that requires a single decision maker of a VIE to consider indirect economic interests in the entity held through related parties that are under common control on a proportionate basis when determining whether it is the primary beneficiary of that VIE.  This amendment does not change the existing characteristics of a primary beneficiary. The amended guidance becomes effective for us commencing in the first quarter of 2018 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, amended guidance was issued to require entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for us commencing in the first quarter of 2019 on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, amended guidance was issued to provide clarification on cash flow classification related to eight specific issues including contingent consideration payments made after a business combination and distributions received from equity method investees.  The amended guidance is effective for us commencing in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

Financial Instruments - Credit Losses: In June 2016, amended guidance was issued, which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost, be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount in estimating credit losses. The amended guidance becomes effective for us commencing in 2021 and will be applied through a cumulative-effect adjustment to the beginning retained earnings in the year of adoption. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
2.    Proposed Healthcare Technology Net Asset Exchange

On June 28, 2016, McKesson entered into a contribution agreement as well as various other agreements (“Agreements”) with Change Healthcare Holdings, Inc. (“Change Healthcare”), a Delaware corporation, and others to form a joint venture (“JV”).  Under the terms of the Agreements, McKesson will contribute the majority of its McKesson Technology Solutions businesses (“Core MTS Business”) to the JV. McKesson will retain its RelayHealth Pharmacy and Enterprise Information Solutions (“EIS”) businesses. Change Healthcare will contribute substantially all of its businesses to the JV excluding its pharmacy switch and prescription routing businesses.  The purpose of the JV is to create a new healthcare information technology company, which will bring together the complementary strengths of the Core MTS Business and Change Healthcare to deliver a broad portfolio of solutions that will help lower healthcare costs, improve patient access and outcomes, and make it simpler for payers, providers and consumers to manage the transition to value-based care.

The completion of the transaction is subject to certain closing conditions, including antitrust clearance. The transaction is expected to close in the first half of calendar year 2017.  Upon formation of the JV, McKesson and Change Healthcare shareholders are expected to own approximately 70% and 30% of the JV. The JV will be jointly governed by McKesson and Change Healthcare shareholders. The Company refers to the foregoing transaction as “Healthcare Technology Net Assets Exchange”. McKesson and Change Healthcare have agreed that they will take steps to launch an initial public offering of an entity holding equity in the JV in the months following the close of the transaction, subject to market conditions. Thereafter, McKesson expects to exit its investment in the JV in a transaction that is intended to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code.

During the second quarter and first half of 2017, we recorded $21 million and $25 million of expenses associated with this proposed transaction, which are primarily recorded in Operating Expenses within our Technology Solutions segment in the accompanying condensed consolidated statements of operations.

In connection with the transaction, the JV has received commitments from certain banks for $6.1 billion of long-term debt financing. The proceeds are expected to be utilized for the repayment of the existing debt of Change Healthcare, cash distributions to Change Healthcare shareholders and McKesson and reimbursements of the transaction-related expenses incurred by McKesson and Change Healthcare.

Assets and Liabilities Held for Sale

During the second quarter of 2017, the assets and liabilities of the Core MTS Business to be contributed to the JV met the criteria to be classified as held for sale. The net asset exchange transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. Accordingly, at September 30, 2016, $1.8 billion of assets and $0.6 billion of liabilities related to the Core MTS Business are included in “Current assets held for sale” and “Current liabilities held for sale” in the accompanying condensed consolidated balance sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the carrying amounts of major classes of assets and liabilities held for sale:

(In millions)	September 30, 2016
Receivables, net	$319
Other current assets	115
Goodwill	1,075
Intangible assets, net	95
Other noncurrent assets	163
Current assets held for sale	$1,767
Deferred revenue	$409
Other current liabilities	146
Other noncurrent liabilities	49
Current liabilities held for sale	$604

3.    Goodwill Impairment

In conjunction with the proposed Healthcare Technology Net Asset Exchange, we are evaluating strategic options for our EIS business, which is a reporting unit within our McKesson Technology Solutions segment. During the second quarter of 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this business’ goodwill. Most of the goodwill impairment is not deductible for income tax purposes. The impairment primarily resulted from a decline in estimated cash flows.

The goodwill impairment test requires us to compare the fair value of the reporting unit to the fair value of the reporting unit's net assets, excluding goodwill but including any unrecognized intangible assets, to determine the implied fair value of goodwill. The impairment charge was then determined by comparing the carrying value of the reporting unit’s goodwill with its implied fair value. As of September 30, 2016, the valuation of all assets and liabilities of the reporting unit used to calculate the implied fair value of goodwill was not complete. As a result, the recorded impairment charge is provisional and subject to further adjustments as we finalize our fair value assessments in the third quarter of 2017. At September 30, 2016, the remaining goodwill balance for this reporting unit was $124 million. Refer to Financial Note 15, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement.

4.    Business Combinations

During the first half of 2017, we completed our acquisitions of Vantage Oncology Holdings LLC (“Vantage”), Biologics, Inc. (“Biologics”), UDG Healthcare Plc (“UDG”) and J Sainsbury Plc (“Sainsbury”), as further discussed below.

In the first quarter of 2017, we adopted the amended accounting guidance for an acquirer’s accounting for measurement period adjustments. Accordingly, as required, we now recognize all measurement period adjustments in the reporting period in which the adjustments are determined.
Vantage & Biologics

On April 1, 2016, we acquired Vantage, which is headquartered in Manhattan Beach, California.  Vantage provides comprehensive oncology management services, including radiation oncology, medical oncology, and other integrated cancer care services, through over 51 cancer treatment facilities in 13 states. The net purchase consideration of $515 million was funded from cash on hand. On April 1, 2016, we also acquired Biologics for net purchase consideration of $692 million, which was funded from cash on hand. Biologics is one of the largest independent oncology-focused specialty pharmacy in the U.S., and is headquartered in Cary, North Carolina. Financial results for these acquisitions since the acquisition date are included in our results of operations within our North America pharmaceutical distribution and services business, which is part of our Distribution Solutions segment. These acquisitions collectively enhance our specialty pharmaceutical distribution scale and oncology-focused pharmacy offerings, provide solutions for manufacturers and payers, and expand the scope of our community-based oncology and practice management services.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed for these two acquisitions as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Receivables	$106	$—	$106
Other current assets, net of cash and cash equivalents acquired	19	—	19
Goodwill	1,219	(141)	1,078
Intangible assets	136	72	208
Other long-term assets	76	37	113
Current liabilities	(117)	(3)	(120)
Other long-term liabilities	(80)	(28)	(108)
Fair value of net assets, less cash and cash equivalents	1,359	(63)	1,296
Less: Noncontrolling Interests	(152)	63	(89)
Net assets acquired, net of cash and cash equivalents	$1,207	$—	$1,207

(1)	As reported on Form 10-Q for the quarter ended June 30, 2016.

During the second quarter of 2017, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date, including the fair value of acquired intangible assets. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
At September 30, 2016, approximately $512 million and $566 million of the adjusted preliminary purchase price allocations for Vantage and Biologics have been assigned to goodwill, which primarily reflects the expected future benefits of synergies upon integrating the businesses. Goodwill represents the excess of the purchase price and the fair value of noncontrolling interests over the fair value of the acquired net assets. Most of the goodwill is not expected to be deductible for tax purposes.
Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $15 million and $193 million for Vantage and Biologics. Acquired intangibles for Vantage primarily consist of $7 million of non-competition agreements with a weighted average life of 4 years, and for Biologics primarily consist of $170 million of trade names with a weighted average life of 9 years. The adjusted preliminary fair value of Vantage’s noncontrolling interests as of the acquisition date was approximately $89 million, which represents the portion of net assets of Vantage’s consolidated entities that is not allocable to McKesson.
UDG

On April 1, 2016, we completed our acquisition of the pharmaceutical distribution businesses of UDG based in Ireland and the United Kingdom (“U.K.”) with a net purchase consideration of €380 million (or, approximately $431 million), which was funded with cash on hand. The acquired UDG businesses primarily provide pharmaceutical and other healthcare products to retail and hospital pharmacies. The acquisition of UDG expands our offerings and strengthens our market position in Ireland and the U.K. Financial results for UDG since the acquisition date are included in our results of operations within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

During the second quarter of 2017, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date. The net effect of the current period adjustments was an increase in goodwill of approximately $20 million from the provisional amounts as previously reported at June 30, 2016. Goodwill reflects the expected future benefits of synergies upon integrating the businesses. Most of the goodwill is not expected to be deductible for tax purposes. At September 30, 2016, the adjusted preliminary fair values of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $473 million and $342 million. Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $115 million primarily representing customer relationships with a weighted average life of 10 years. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.

Sainsbury
On August 31, 2016, we completed our acquisition of the pharmacy business of Sainsbury based in the U.K. with a net purchase consideration of £125 million (or, approximately $164 million). This acquisition further enhances our retail pharmacy service capabilities in the U.K. Financial results for Sainsbury since the acquisition date are included in our results of operations within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment.
Under the terms of the agreement, on February 29, 2016, we made an advance cash payment of £125 million (or, approximately $174 million) representing the full purchase consideration, which was included in “Other Noncurrent Assets” within our condensed consolidated balance sheet as of March 31, 2016. The advance payment bore interest at an annual rate of 3.3%, compounded daily, from February 29, 2016 until the acquisition date. Upon the completion of the acquisition, we received an interest payment.
Total provisional fair value of assets acquired and liabilities assumed, excluding goodwill and intangibles, was $30 million and $10 million as of the acquisition date. Goodwill reflects the expected future benefits of synergies upon integrating the businesses. Included in the preliminary purchase price allocation are acquired identifiable intangibles of $65 million primarily representing restrictive pharmacy licenses with a weighted average life of 15 years. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
The fair value of acquired intangibles for Vantage, Biologics, UDG, and Sainsbury was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

Rexall Health and Other Acquisitions

In March 2016, we entered into an agreement to purchase substantially all of the assets of Rexall Health from the Katz Group Canada, Inc. for $3 billion Canadian dollars (or, approximately $2.3 billion U.S. dollars using the currency exchange ratio of 0.76 Canadian dollar to 1 U.S. dollar as of September 30, 2016). Rexall Health, which operates approximately 470 retail pharmacies in Canada, particularly in Ontario and Western Canada, will enhance our Canadian pharmaceutical supply chain. The acquisition is subject to regulatory approval and expected to close during the second half of calendar year 2016. Upon closing, financial results of the acquired business will be included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment.
During the last two years, we also completed a number of other acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
The results of discontinued operations during the second quarters and first six months of 2017 and 2016 were not material except for the loss recognized upon the disposition of our Brazilian business. As of March 31, 2016, the carrying amounts of total assets and liabilities for this business were $635 million and $660 million, included under the captions “Current assets held for sale” and “Current liabilities held for sale” within our condensed consolidated balance sheet.
6.Restructuring

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

During the second quarter and first six months of 2017, we recorded a pre-tax credit of $10 million and $1 million as part of the Cost Alignment Plan, and we made $26 million and $71 million of cash payments, primarily related to severance. At September 30, 2016, the restructuring liabilities of $130 million include $89 million recorded in other accrued liabilities and $41 million recorded in other noncurrent liabilities in our condensed consolidated balance sheet.

Under the Cost Alignment Plan, we expect to record total pre-tax charges of approximately $260 million to $280 million, of which $228 million of pre-tax charges have been recorded to date. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment.

7.	Divestiture of Businesses
In August 2015, we sold our ZEE Medical business within our Distribution Solutions segment for a total purchase price of $134 million. We recorded a pre-tax gain from this sale of $52 million ($33 million after-tax) during the second quarter of 2016 and $52 million ($29 million after-tax) during the first six months of 2016.
During the first quarter of 2016, we sold our nurse triage business within our Technology Solutions segment for net sale proceeds of $84 million and recorded a pre-tax gain of $51 million ($38 million after-tax) from the sale.
These divestitures did not meet the criteria to qualify as a discontinued operation under the amended guidance, which became effective for us in the first quarter of 2016. Accordingly, pre-tax gains from both divestitures were recorded in operating expenses within continuing operations of our condensed consolidated statements of operations. Other than the gain on disposal, pre and after-tax income for these businesses were not material for the quarters and six months ended September 30, 2016 and 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.    Income Taxes

During the second quarters of 2017 and 2016, income tax expense related to continuing operations was $200 million and $244 million and included net discrete tax benefits of $22 million and $24 million. During the first six months of 2017 and 2016, income tax expense related to continuing operations was $439 million and $500 million and included net discrete tax benefits of $57 million and $29 million. Our discrete tax benefits for the second quarter and first six months of 2017 include tax benefits of $9 million and $46 million related to the adoption of the amended accounting guidance on employee share-based compensation.
During the second quarter of 2016, we evaluated the recent U.S. Tax Court’s decision in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing agreement and recognized a discrete tax benefit of $25 million.
The income tax provision for the second quarter and first six months of 2017 also includes a tax benefit of $8 million related to the non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment. Approximately $269 million of the total goodwill impairment charge was not tax deductible.
Our reported income tax rates for the second quarters of 2017 and 2016 were 38.1% and 27.7% and for the first six months of 2017 and 2016 were 30.5% and 28.8%. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, the impact of the nondeductible impairment charge and discrete items.
As of September 30, 2016, we had $424 million of unrecognized tax benefits, of which $284 million would reduce income tax expense and the effective tax rate, if recognized. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next 12 months. However, this may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on tax deficiencies as income tax expense. We recognized income tax benefit of $8 million and income tax expense of $1 million during the second quarters of 2017 and 2016; and income tax benefit of $11 million and income tax expense of $5 million during the first six months of 2017 and 2016, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At September 30, 2016 and 2015, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $41 million and $75 million.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. During the first quarter of 2017, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to the fiscal years 2007 through 2009. This settlement did not have a material impact on our provision for income taxes. We are subject to audit by the IRS for fiscal years 2010 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2006 through the current fiscal year.
9.Noncontrolling Interests

Under a domination and profit and loss transfer agreement (the “Domination Agreement”) entered into between McKesson and Celesio AG (“Celesio”) in 2014, McKesson is obligated to pay an annual recurring compensation amount of €0.83 per Celesio share (“Compensation Amount”) to the noncontrolling shareholders of Celesio. Additionally, the noncontrolling interests in Celesio are redeemable at the option of the holder as a result of a right to put their Celesio shares at €22.99 per share (“Put Right”) under the Domination Agreement. Accordingly, the noncontrolling interests in Celesio are presented as “Redeemable Noncontrolling Interests” on the accompanying condensed consolidated balance sheets. The Put Right amount is increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semiannually, less any Compensation Amount or the guaranteed dividend already paid in respect of the relevant time period (“Put Amount”). The Domination Agreement became effective when it was registered in the commercial register of Celesio at the local court of Stuttgart on December 2, 2014.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court to challenge the Compensation Amount, the guaranteed dividend and/or the Put Amount. If any such Appraisal Proceedings result in an adjustment to the Compensation Amount, the guaranteed dividend and/or the Put Amount, Celesio Holdings Deutschland GmbH & Co. KGaA (formerly known as McKesson Deutschland GmbH & Co. KGaA or Dragonfly GmbH & Co. KGaA) would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the guaranteed dividend, Compensation Amount and/or the Put Amount.
The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. There were no material exercises of the Put Right during the second quarter and first six months of 2017. At September 30, 2016 and March 31, 2016, the carrying value of redeemable noncontrolling interests of $1.34 billion and $1.41 billion exceeded the maximum redemption value of $1.26 billion and $1.28 billion. At September 30, 2016 and March 31, 2016, we owned approximately 76.0% of Celesio’s outstanding common shares.
Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance, March 31, 2016	$1,406
Net income attributable to noncontrolling interests	23
Other comprehensive loss	(65)
Reclassification of recurring compensation to other accrued liabilities	(23)
Balance, September 30, 2016	$1,341
There were no material changes in our ownership interests of noncontrolling interests during the first six months of 2017 and 2016.
10.    Earnings Per Common Share

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Income from continuing operations	$325	$636	$998	$1,235
Net income attributable to noncontrolling interests	(17)	(13)	(35)	(26)
Income from continuing operations attributable to McKesson	308	623	963	1,209
Loss from discontinued operations, net of tax	(1)	(6)	(114)	(16)
Net income attributable to McKesson	$307	$617	$849	$1,193

Weighted average common shares outstanding:
Basic	226	232	226	232
Effect of dilutive securities:
Options to purchase common stock	1	2	1	1
Restricted stock units	1	1	1	2
Diluted	228	235	228	235

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$1.35	$2.65	$4.22	$5.15
Discontinued operations	(0.01)	(0.02)	(0.50)	(0.07)
Total	$1.34	$2.63	$3.72	$5.08
Basic
Continuing operations	$1.36	$2.68	$4.27	$5.21
Discontinued operations	—	(0.02)	(0.51)	(0.06)
Total	$1.36	$2.66	$3.76	$5.15

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million and 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended September 30, 2016 and 2015 and 2 million and 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the six months ended September 30, 2016 and 2015, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

11.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2016	$7,987	$1,799	$9,786
Goodwill acquired	1,597	22	1,619
Impairment	—	(290)	(290)
Amount reclassified to assets held for sale	—	(1,075)	(1,075)
Acquisition accounting, transfers and other adjustments	(143)	—	(143)
Foreign currency translation adjustments, net	(202)	(2)	(204)
Balance, September 30, 2016	$9,239	$454	$9,693
As of September 30, 2016 and March 31, 2016, the accumulated goodwill impairment losses were $290 million and $36 million primarily in our Technology Solutions segment. Refer to Financial Notes 2 and 3, “Proposed Healthcare Technology Net Asset Exchange” and “Goodwill Impairment,” for more information on goodwill reclassified to assets held for sale and the impairment charge recorded during the second quarter of 2017.
Information regarding intangible assets is as follows:

	September 30, 2016				March 31, 2016
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8	$2,435	$(1,182)	$1,253	$2,652	$(1,324)	$1,328
Service agreements	14	955	(287)	668	959	(269)	690
Pharmacy licenses	24	836	(134)	702	857	(121)	736
Trademarks and trade names	14	475	(99)	376	314	(96)	218
Technology	1	66	(62)	4	195	(182)	13
Other	5	203	(145)	58	163	(127)	36
Total		$4,970	$(1,909)	$3,061	$5,140	$(2,119)	$3,021
Amortization expense of intangible assets was $115 million and $230 million for the quarter and six months ended September 30, 2016 and $109 million and $221 million for the quarter and six months ended September 30, 2015. Estimated annual amortization expense of these assets is as follows: $181 million, $369 million, $350 million, $325 million and $298 million for the remainder of 2017 and each of the succeeding years through 2021 and $1,538 million thereafter. All intangible assets were subject to amortization as of September 30, 2016 and March 31, 2016.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

12.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency (primarily Euro) denominated borrowings. At September 30, 2016 and March 31, 2016, $8,107 million of total long-term debt was outstanding, of which $2,166 million and $1,610 million were included under the caption “Current portion of long-term debt” within the condensed consolidated balance sheets. On October 18, 2016, we repaid €350 million of a Euro-denominated bond (or, approximately $385 million) at its maturity.
During the second quarter of 2016, we repaid $400 million of floating rate notes at maturity.
Revolving Credit Facilities
We have a syndicated $3.5 billion senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate, a prime rate, or alternative overnight rates as applicable, and agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At September 30, 2016, we were in compliance with all covenants. There were no borrowings outstanding under this facility during the second quarter and first six months of 2017, and as of September 30, 2016.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $339 million. Borrowings and repayments were not material during the first six months of 2017. During the first six months of 2016, we borrowed $618 million and repaid $616 million under these credit lines primarily related to short-term borrowings. These credit lines have interest rates ranging from 0.18% to 2.75% plus the relevant floating reference rate. As of September 30, 2016, there was no amount outstanding under bilateral credit lines.
Accounts Receivable Facilities
We previously maintained accounts receivable factoring facilities (the “Factoring Facilities”) denominated in foreign currencies. During the first six months of 2017 and 2016, we borrowed $6 million and $883 million and repaid $13 million and $887 million in short-term borrowings under these facilities. The Factoring Facilities expired in April 2016. At September 30, 2016 and March 31, 2016, there were nil and $7 million in secured borrowings outstanding under these facilities.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. There were no material commercial paper issuances during the first six months ended September 30, 2016 and 2015, and no amounts outstanding at September 30, 2016 and March 31, 2016.
13.    Pension Benefits

The net periodic expense for our defined pension benefit plans was $8 million and $14 million for the second quarter and first six months of 2017 and $18 million and $31 million for the second quarter and first six months of 2016.

Cash contributions to these plans were $6 million and $10 million for the second quarter and first six months of 2017 and $10 million and $44 million for the second quarter and first six months of 2016. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

14.	Hedging Activities
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
Derivatives Designated as Hedges
At September 30, 2016 and March 31, 2016, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $323 million, which were designated as cash flow hedges. These contracts will mature between March 2017 and March 2020.
From time to time, we enter into cross currency swaps to convert fixed-rate foreign currency denominated borrowings to fixed-rate U.S. dollar borrowings. For our cross currency swap transactions, we agree with another party to exchange, at specified intervals, one currency for another currency at a fixed exchange rate, generally set at inception, calculated by reference to agreed upon notional amounts. These cross currency swaps are designed to reduce the income statement effects from fluctuations in foreign exchange rates and have been designated as cash flow hedges.
At September 30, 2016 and March 31, 2016, we had cross currency swaps with total gross notional amounts of approximately $1,011 million and $546 million, which are designated as cash flow hedges. These swaps will mature between February 2018 and April 2020.
For forward contracts and currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair values of hedges is recorded into accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses on these hedges recorded in other comprehensive income and earnings were not material during the quarter and six months ended September 30, 2016 and 2015.
Derivatives Not Designated as Hedges
We also have a number of forward contracts to primarily hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At September 30, 2016 and March 31, 2016, the total gross notional amounts of these contracts were $143 million and $876 million.
These contracts will mature through December 2016 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated as hedges are recorded directly into earnings and accordingly, net gains of $3 million and $5 million for the second quarter and first six months of 2017 and net gains of $67 million and $22 million for the second quarter and first six months of 2016 were recorded within operating expenses. The gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	September 30, 2016			March 31, 2016
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$17	$—	$80	$16	$—	$80
Foreign exchange contracts (non-current)	Other Noncurrent Assets	49	—	243	46	—	243
Cross currency swaps (non-current)	Other Noncurrent Assets/Liabilities	74	—	1,011	—	8	546
Total		$140	$—		$62	$8
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$2	$—	$98	$23	$—	$680
Foreign exchange contracts (current)	Other accrued liabilities	—	—	45	—	—	196
Total		$2	$—		$23	$—
Refer to Financial Note 15, "Fair Value Measurements," for more information on these recurring fair value measurements.
15.     Fair Value Measurements

At September 30, 2016 and March 31, 2016, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $8.1 billion and $8.8 billion at September 30, 2016 and $8.1 billion and $8.6 billion at March 31, 2016. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis

Included in cash and cash equivalents at September 30, 2016 and March 31, 2016 were investments in money market funds, time deposits, bankers’ acceptances and foreign government debentures of $3.4 billion and $2.4 billion, which are reported at fair value. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The time deposits, bankers’ acceptances and foreign government debentures included in the cash equivalents are valued at amortized costs or other observable inputs from available market information, which are considered to be Level 2 inputs. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  Fair values of our foreign currency swaps were determined using the quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 14, "Hedging Activities," for more information on our forward foreign currency derivatives including foreign currency forward contracts and swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and six months ended September 30, 2016 and 2015.
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

At September 30, 2016, assets measured at fair value on a nonrecurring basis consisted of goodwill for a reporting unit within our Technology Solutions segment, as further discussed below. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2016.

There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2016.

Goodwill

As discussed in Financial Note 3, "Goodwill Impairment," during the second quarter of 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of goodwill related to our EIS business, which is a reporting unit within our Technology Solution segment. The impairment primarily resulted from a decline in estimated cash flows. The goodwill impairment test requires us to compare the fair value of the reporting unit to the fair value of the reporting unit's net assets, excluding goodwill but including any unrecognized intangible assets, to determine the implied fair value of goodwill. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess.

Fair value assessment of the reporting unit and the reporting unit's net assets are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. We considered the market approach as well as income approach using a discount cash flow (“DCF”) model to determine the fair value of the reporting unit. The DCF method was used to determine the fair value of intangible assets.

16.    Commitments and Contingent Liabilities

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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2016 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2016 are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
As previously disclosed, in July 2015, True Health Chiropractic and McLaughlin Chiropractic Associates filed a motion for class certification purportedly on behalf of all persons who were sent marketing faxes that did not contain proper opt-out notices and from whom the Company and McKesson Technologies Inc. did not obtain prior express permission from June 2009 to the present in alleged violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005. On August 22, 2016, the United States District Court for the Northern District of California denied Plaintiffs’ motion. On September 6, 2016, Plaintiffs appealed that ruling to the United States Court of Appeals for the Ninth Circuit. On September 20, 2016, Plaintiffs filed a motion in the United States District Court for the Northern District of California to stay proceedings until the appeal has been resolved. Neither court has ruled on Plaintiffs’ motions.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such subpoenas and investigations are included in the Company’s 2016 Annual Report on Form 10-K and previously filed Form 10-Qs.
17.    Stockholders’ Equity

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
Share Repurchase Plans

During the second quarter and first six months of 2017, there were no share repurchases. The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at September 30, 2016.
In October 2016, the Board authorized the repurchase of up to $4 billion of the Company’s common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2016	2015	2016	2015
Foreign currency translation adjustments(1)
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of $11, nil, ($1) and nil (2) (3)	$(109)	$(243)	$(384)	$104
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil (4)	—	—	20	—
	(109)	(243)	(364)	104
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	(6)	2	(6)	6

Changes in retirement-related benefit plans (5)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, $1, nil and $9	—	1	—	(28)
Amortization of actuarial loss and prior service costs, net of income tax expense of $1, $5, $2 and $9 (6)	1	8	4	15
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	—	2	8	(4)
	1	11	12	(17)

Other comprehensive income (loss), net of tax	$(114)	$(230)	$(358)	$93

(1)
Foreign currency translation adjustments result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars, and were primarily related to our foreign subsidiary, Celesio, during the second quarters and first six months of 2017 and 2016.

(2)
The net foreign currency translation losses during the second quarter and first six months of 2017 were primarily due to the weakening of the British pound sterling against the U.S. dollar from April 1, 2016 to September 30, 2016. During the second quarter of 2016, the currency translation losses were primarily due to the weakening of the British pound sterling against the U.S. dollar from July 1, 2015 to September 30, 2015. The net foreign currency translation gains during the first six months of 2016 were primarily due to the recovery of the Euro and British pound sterling against the U.S. dollar from April 1, 2015 to September 30, 2015.

(3)
The second quarter and first six months of 2017 include net foreign currency translation gains of $1 million and losses of $66 million and the second quarter and first six months of 2016 include net foreign translation losses of $20 million and gains of $30 million, which are attributable to redeemable noncontrolling interests.

(4)
The first six months of 2017 includes net foreign currency translation losses of $20 million reclassified from accumulated other comprehensive income (loss) to loss from discontinued operations, net of tax, within our condensed consolidated statements of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)
The second quarter and first six months of 2017 include net actuarial losses of nil and $1 million and the second quarter and first six months of 2016 include net actuarial losses of nil and $6 million, which are attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the second quarter and first six months of 2017 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2016	$(1,511)	$(12)	$(216)	$(1,739)

Other comprehensive income (loss) before reclassifications	(109)	(6)	—	(115)
Amounts reclassified to earnings and other	—	—	1	1
Other comprehensive income (loss)	(109)	(6)	1	(114)
Less: amounts attributable to redeemable noncontrolling interests	1	—	—	1
Other comprehensive income (loss) attributable to McKesson	(110)	(6)	1	(115)
Balance at September 30, 2016	$(1,621)	$(18)	$(215)	$(1,854)

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(1,323)	$(12)	$(226)	$(1,561)

Other comprehensive income (loss) before reclassifications	(384)	(6)	8	(382)
Amounts reclassified to earnings and other	20	—	4	24
Other comprehensive income (loss)	(364)	(6)	12	(358)
Less: amounts attributable to redeemable noncontrolling interests	(66)	—	1	(65)
Other comprehensive income (loss) attributable to McKesson	(298)	(6)	11	(293)
Balance at September 30, 2016	$(1,621)	$(18)	$(215)	$(1,854)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

18.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2016	2015	2016	2015
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$41,375	$40,603	$82,586	$80,135
International pharmaceutical distribution and services	6,271	5,866	12,601	11,704
Medical-Surgical distribution and services	1,631	1,571	3,099	3,011
Total Distribution Solutions	49,277	48,040	98,286	94,850

Technology Solutions - products and services	680	721	1,404	1,457
Total Revenues	$49,957	$48,761	$99,690	$96,307

Operating profit
Distribution Solutions (2) (3)	$851	$926	$1,779	$1,836
Technology Solutions (4) (5)	(174)	146	(6)	304
Total	677	1,072	1,773	2,140
Corporate Expenses, Net	(74)	(101)	(179)	(225)
Interest Expense	(78)	(91)	(157)	(180)
Income from Continuing Operations Before Income Taxes	$525	$880	$1,437	$1,735

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions operating profit for the second quarter and first six months of 2017 include pre-tax credits of $43 million and pre-tax charges of $4 million related to our last-in, first-out (“LIFO”) method of accounting for inventories. The second quarter and first six months of 2016 include pre-tax LIFO charges of $91 million and $182 million. LIFO expense decreased in 2017 primarily due to the lower full year expectations for price increases.

(3)
The second quarter of 2016 includes a pre-tax gain of $52 million recognized from the sale of our ZEE Medical business, and the first six months of 2017 and 2016 include $142 million and $59 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(4)	Technology Solutions operating profit for the first six months of 2016 includes a pre-tax gain of $51 million recognized from the 2016 first quarter sale of our nurse triage business.

(5)	The second quarter and first six months of 2017 include a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended September 30,			Six Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues	$49,957	$48,761	2%	$99,690	$96,307	4%

Gross Profit	$2,756	$2,844	(3)%	$5,663	$5,692	(1)%

Operating Expenses	$(2,176)	$(1,890)	15%	$(4,111)	$(3,807)	8%

Income from Continuing Operations Before Income Taxes	$525	$880	(40)%	$1,437	$1,735	(17)%
Income Tax Expense	(200)	(244)	(18)	(439)	(500)	(12)
Income from Continuing Operations	325	636	(49)	998	1,235	(19)
Loss from Discontinued Operations, Net of Tax	(1)	(6)	(83)	(114)	(16)	613
Net Income	324	630	(49)	884	1,219	(27)
Net Income Attributable to Noncontrolling Interests	(17)	(13)	31	(35)	(26)	35
Net Income Attributable to McKesson Corporation	$307	$617	(50)%	$849	$1,193	(29)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$1.35	$2.65	(49)%	$4.22	$5.15	(18)%
Discontinued Operations	(0.01)	(0.02)	(50)	(0.50)	(0.07)	614
Total	$1.34	$2.63	(49)%	$3.72	$5.08	(27)%

Weighted Average Diluted Common Shares	228	235	(3)%	228	235	(3)%
Revenues for the second quarter and first six months of 2017 increased compared to the same periods a year ago primarily due to market growth, higher revenues associated with our 2017 acquisitions including Vantage Oncology Holdings LLC (“Vantage”), Biologics, Inc. (“Biologics”) and UDG Healthcare Plc (“UDG”), and expanded business with existing customers within our North America pharmaceutical distribution businesses. These increases were partially offset by customer losses. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion. Additionally, our Distribution Solutions segment is experiencing customer consolidation, including business combinations that impact our customers.
Gross profit and gross profit margin for 2017 decreased compared to the same periods a year ago primarily due to weaker pharmaceutical pricing trends, the competitive pricing environment and lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business. These decreases were partially offset by our acquisitions, benefits from our global procurement arrangements and lower last-in-first out (“LIFO”) inventory charges. Gross profit for 2017 also reflects the impact of previously announced customer consolidation activity.  Additionally, gross profit for the first six months of 2017 and 2016 included $142 million and $59 million of cash receipts for our share of antitrust legal settlements. For the second quarters of 2017 and 2016, LIFO inventory adjustments were a credit of $43 million and an expense of $91 million, and for the first six months of 2017 and 2016, expenses of $4 million and $182 million. LIFO expense decreased in 2017 primarily due to lower full year expectations for price increases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating expenses for the second quarter and first six months of 2017 increased compared to the same periods a year ago primarily due to our acquisitions, partially offset by cost savings from a cost alignment plan implemented in the fourth quarter of 2016, our ongoing expense management efforts and favorable foreign currency effects. Operating expenses for the second quarter of 2017 also included a non-cash pre-tax charge of $290 million ($282 million after-tax) for goodwill impairment related to our Enterprise Information Solutions (“EIS”) business within our Technology Solutions segment, as further discussed below. Operating expenses for the second quarter and first six months of 2016 also benefited from pre-tax gains of $52 million and $103 million from the sale of two businesses.
Income from continuing operations before income taxes for the second quarter and first six months of 2017 decreased compared to the same periods a year ago primarily due to lower gross profit and higher operating expenses.
Net income attributable to McKesson Corporation for the second quarters of 2017 and 2016 was $307 million and $617 million and for the first six months of 2017 and 2016 was $849 million and $1,193 million. Diluted earnings per common share attributable to McKesson for the second quarters of 2017 and 2016 were $1.34 and $2.63 and for the first six months of 2017 and 2016 were $3.72 and $5.08. Net income for the first six months of 2017 includes discrete income tax benefits of $46 million related to the early adoption of the amended accounting guidance on share-based compensation as well as an after-tax loss from discontinued operations of $113 million, or $0.50 per diluted share, resulting from the sale of our Brazilian pharmaceutical distribution business.
On June 28, 2016, McKesson entered into a contribution agreement as well as various other agreements (the “Agreements”) with Change Healthcare Holdings, Inc. (“Change Healthcare”) and others to form a joint venture (“JV”).  Under the terms of the Agreements, McKesson will contribute the majority of its McKesson Technology Solutions businesses (“Core MTS Business”) to the JV. McKesson will retain its RelayHealth Pharmacy and EIS businesses. Change Healthcare will contribute substantially all of its businesses to the JV excluding its pharmacy switch and prescription routing businesses.   The purpose of the JV is to create a new healthcare information technology company, which will bring together the complementary strengths of the Core MTS Business and Change Healthcare to deliver a broad portfolio of solutions that will help lower healthcare costs, improve patient access and outcomes, and make it simpler for payers, providers and consumers to manage the transition to value-based care.
The completion of the transaction is subject to certain closing conditions, including antitrust clearance. The transaction is expected to close in the first half of calendar year 2017.  Upon formation of the JV, McKesson and Change Healthcare shareholders are expected to own approximately 70% and 30% of the JV. The JV will be jointly governed by McKesson and Change Healthcare shareholders. The Company refers to the foregoing transaction as “Healthcare Technology Net Asset Exchange”.
During the second quarter of 2017, the assets and liabilities of the Core MTS Business to be contributed to the JV met the criteria to be classified as held for sale. The proposed net asset exchange transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. Accordingly, at September 30, 2016, $1.8 billion of assets and $0.6 billion of liabilities related to the Core MTS Business are included in “Current assets held for sale” and “Current liabilities held for sale” in the accompanying condensed consolidated balance sheet. We expect to recognize a gain upon the closing of the Healthcare Technology Net Asset Exchange.
Refer to Financial Notes 2 and 3, “Proposed Healthcare Technology Net Asset Exchange” and “Goodwill Impairment,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.

In conjunction with the proposed Healthcare Technology Net Asset Exchange, we are evaluating strategic options for our EIS business, which is a reporting unit within our McKesson Technology Solutions segment.  During the second quarter of 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this business’ goodwill. Most of the goodwill impairment is not deductible for income tax purposes. The impairment primarily resulted from a decline in estimated cash flows. The goodwill impairment test requires us to compare the fair value of the reporting unit to the fair value of the reporting unit's net assets, excluding goodwill but including any unrecognized intangible assets, to determine the implied fair value of goodwill. The impairment charge was then determined by comparing the carrying value of the reporting unit’s goodwill with its implied fair value. As of September 30, 2016, the valuation of all assets and liabilities of the reporting unit used to calculate the implied fair value of goodwill was not complete. As a result, the recorded impairment charge is provisional and subject to further adjustments as we finalize our fair value assessments in the third quarter of 2017.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Distribution Solutions
North America pharmaceutical distribution and services	$41,375	$40,603	2%	$82,586	$80,135	3%
International pharmaceutical distribution and services	6,271	5,866	7	12,601	11,704	8
Medical-Surgical distribution and services	1,631	1,571	4	3,099	3,011	3
Total Distribution Solutions	49,277	48,040	3	98,286	94,850	4

Technology Solutions - products and services	680	721	(6)	1,404	1,457	(4)
Total Revenues	$49,957	$48,761	2%	$99,690	$96,307	4%
Revenues for the second quarter and first six months of 2017 increased 2% and 4% compared to the same periods a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 99% of our consolidated revenues.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the second quarter and first six months of 2017 increased primarily due to market growth, increased sales associated with our acquisitions including Vantage and Biologics and expanded business with existing customers. These increases were partially offset by customer losses.
International pharmaceutical distribution and services revenues for the second quarter and first six months of 2017 increased 7% and 8% primarily due to our acquisitions including UDG and market growth. International revenues were impacted by unfavorable foreign currency effects of 5% and 3% for the second quarter and first six months of 2017 primarily reflecting a decline in the British pound sterling against the U.S. dollar.
Medical-Surgical distribution and services revenues increased for the second quarter and first six months of 2017 primarily due to market growth and a smaller acquisition, partially offset by lower revenues associated with the sale of our ZEE Medical business in the second quarter of 2016.
Our Distribution Solutions segment is experiencing customer consolidation, including business combinations that impact our customers.
Technology Solutions: Technology Solutions revenues for the second quarter and first six months of 2017 decreased primarily due to a decline in hospital software revenues, the transition of our workforce business within our International Technology business to a third party and the sale of a small business in the fourth quarter of 2016. This segment’s revenues for the first six months of 2017 were also unfavorably affected by the sale of our nurse triage business in the first quarter of 2016. These decreases were partially offset by higher revenues in our other businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Gross Profit
Distribution Solutions	$2,396	$2,458	(3)%		$4,909	$4,951	(1)%
Technology Solutions	360	386	(7)		754	741	2
Total	$2,756	$2,844	(3)%		$5,663	$5,692	(1)%
Gross Profit Margin
Distribution Solutions	4.86%	5.12%	(26)	bp	4.99%	5.22%	(23)	bp
Technology Solutions	52.94	53.54	(60)		53.70	50.86	284
Total	5.52%	5.83%	(31)	bp	5.68%	5.91%	(23)	bp
bp - basis points
Gross profit and gross profit margin for the second quarter and first six months of 2017 decreased compared to the same periods a year ago primarily due to a decline in our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit and gross profit margin for the second quarter and first six months of 2017 decreased compared to the same periods a year ago due to weaker pharmaceutical pricing trends, the competitive pricing environment and  lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business. These decreases were partially offset by our acquisitions, benefits from our global procurement arrangements and lower LIFO inventory charges.  Gross profit for 2017 also reflects the impact of previously announced customer consolidation activity.  Additionally, gross profit for the first six months of 2017 and 2016 included $142 million and $59 million of cash receipts for our share of antitrust legal settlements. For the second quarters of 2017 and 2016,  LIFO inventory adjustments were a credit of $43 million and an expense of $91 million,  and for the first six months of 2017 and 2016, expenses of $4 million and $182 million.
Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense or credit is determined based on our estimates of annual LIFO expense which is impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. As a result of a change in estimate of branded price increases during the second quarter of 2017, we revised our full year estimate of our LIFO expense. Our full year LIFO expense is anticipated to be lower than the prior year primarily due to lower price increases. LIFO expense decreased in 2017 primarily due to lower full year expectations for price increases.
Technology Solutions
Technology Solutions segment’s gross profit and gross profit margin for the second quarter of 2017 decreased compared to the same period a year ago primarily due to a decline in revenues and our product mix. Gross profit for the first six months of 2017 increased primarily due to lower severance charges and higher pull through of deferred revenue, partially offset by the prior year sale of our nurse triage business. Gross profit margin for the first six months of 2017 increased primarily due to lower severance charges, higher pull through of deferred revenue and the sale of our nurse triage business. In the first six months of 2016, this segment recorded a $20 million severance charge associated with the wind down of a product line. The severance charge was recorded as follows: $15 million in cost of sales and $5 million in operating expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses and Other Income, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Operating Expenses
Distribution Solutions	$1,557	$1,545	1%		$3,156	$3,137	1%
Technology Solutions	535	240	123		761	438	74
Corporate	84	105	(20)		194	232	(16)
Total	$2,176	$1,890	15%		$4,111	$3,807	8%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.16%	3.22%	(6)	bp	3.21%	3.31%	(10)	bp
Technology Solutions	78.68	33.29	4,539		54.20	30.06	2,414
Total	4.36%	3.88%	48	bp	4.12%	3.95%	17	bp

Other Income, Net
Distribution Solutions	$12	$13	(8)%		$26	$22	18%
Technology Solutions	1	—	-		1	1	-
Corporate	10	4	150		15	7	114
Total	$23	$17	35%		$42	$30	40%
Operating expenses for the second quarter and first six months of 2017 increased 15% and 8% compared to the same periods a year ago primarily due to our acquisitions, partially offset by cost savings from a cost alignment plan implemented in the fourth quarter of 2016, our ongoing expense management efforts and favorable foreign currency effects. Additionally, operating expenses for the second quarter and first six months of 2017 include a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment. Operating expenses for the second quarter and first six months of 2016 include pre-tax gains of $52 million and $103 million from the sale of two businesses.
On March 14, 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions and technology platforms, as well as the disposal or abandonment of certain non-core businesses.
The Cost Alignment Plan is expected to incur a total of $260 million to $280 million of pre-tax charges, of which $229 million was recorded in the fourth quarter of 2016 primarily representing severance and employee-related costs. During the second quarter and first six months of 2017, we recorded a pre-tax credit of $10 million and $1 million. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment. We anticipate the Cost Alignment Plan to generate approximately $170 million to $190 million of net pre-tax savings during the fiscal year ending March 31, 2017 and an incremental $70 million to $90 million of net pre-tax savings in the fiscal year ending March 31, 2018. This cumulative run rate of savings is expected to benefit the company in future years. Our operating expenses benefited from the Cost Alignment Plan beginning the first quarter of 2017.
Distribution Solutions

Distribution Solutions segment’s operating expenses for the second quarter and first six months of 2017 were flat compared to the same periods a year ago primarily as increases associated with our acquisitions were fully offset by cost savings from the Cost Alignment Plan including lower compensation and benefit costs, our ongoing expense management efforts and favorable foreign currency effects of approximately 2% to 3%. Additionally, operating expenses for 2016 benefited from a $52 million pre-tax gain on the sale of our ZEE Medical business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions

Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues for the second quarter and first six months of 2017 increased compared to the same periods a year ago primarily due to a non-cash pre-tax goodwill impairment charge of $290 million, transaction expenses incurred in relation to the proposed Healthcare Technology Net Asset Exchange and severance charges. Additionally, operating expenses for the first six months of 2016 included a pre-tax gain of $51 million from the sale of our nurse triage business. These increases were partially offset by cost savings from the Cost Alignment Plan and our ongoing expense management efforts.
Corporate

Corporate expenses for the second quarter and first six months of 2017 decreased compared to the same periods a year ago primarily due to cost savings from the Cost Alignment Plan including lower compensation and benefit costs and outside service fees.
Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to business acquisitions and the proposed Healthcare Technology Net Asset Exchange, were $40 million and $33 million in the second quarters of 2017 and 2016 and $90 million and $63 million in the first six months of 2017 and 2016. These expenses primarily include consulting fees, employee severance and retention incentives and legal fees. Increases in the acquisition-related expenses were primarily due to the proposed Healthcare Technology Net Asset Exchange and our current year acquisitions, partially offset by a decline in expenses associated with our February 2013 acquisition of PSS World Medical, Inc. (“PSSI”). Our integration of PSSI was substantially completed in the first quarter of 2017.
Acquisition expenses and related adjustments were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Operating Expenses
Integration and separation related expenses	$23	$28	$45	$56
Severance, retention and relocation	4	—	12	1
Transaction closing expenses	12	5	28	5
Other Income, Net	1	—	5	1
Total Acquisition Expenses and Related Adjustments	$40	$33	$90	$63
Acquisition expenses and related adjustments by segment were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Operating Expenses and Other Income, Net
Distributions Solutions	$16	$33	$60	$62
Technology Solutions	21	—	25	—
Corporate	3	—	5	1
Total Acquisition Expenses and Related Adjustments	$40	$33	$90	$63

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets by segment were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Distribution Solutions	$105	$98	$211	$201
Technology Solutions	10	11	19	20
Total	$115	$109	$230	$221
Amortization expenses of acquired intangible assets were primarily recorded in operating expenses.
Other Income, Net: Other income, net, for the second quarter and first six months of 2017 increased compared to the same periods a year ago primarily due to higher interest income and income from our equity investments.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Segment Operating Profit (1)
Distribution Solutions	$851	$926	(8)%		$1,779	$1,836	(3)%
Technology Solutions (2)	(174)	146	(219)		(6)	304	(102)
Subtotal	677	1,072	(37)		1,773	2,140	(17)
Corporate Expenses, Net	(74)	(101)	(27)		(179)	(225)	(20)
Interest Expense	(78)	(91)	(14)		(157)	(180)	(13)
Income from Continuing Operations Before Income Taxes	$525	$880	(40)%		$1,437	$1,735	(17)%

Segment Operating Profit Margin
Distribution Solutions	1.73%	1.93%	(20)	bp	1.81%	1.94%	(13)	bp
Technology Solutions	(25.59)	20.25	(4,584)		(0.43)	20.86	(2,129)

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.

(2)	The second quarter and first six months of 2017 include a non-cash pre-tax charge of $290 million for goodwill impairment related to our EIS business.

Segment Operating Profit

Distribution Solutions: Operating profit and operating profit margin decreased for the second quarter and first six months of 2017 compared to the same periods a year ago primarily due to lower gross profit. Operating profit for the first six months of 2017 reflected higher cash receipts representing our share of antitrust legal settlements. Operating expenses for the second quarter and first six months of 2016 included a $52 million pre-tax gain from the sale of our ZEE Medical business.

Technology Solutions: Operating profit and operating profit margin decreased for the second quarter and first six months of 2017 compared to the same periods a year ago primarily due to higher operating expenses including a $290 million pre-tax charge for goodwill impairment related to our EIS business. Additionally, operating profit for the first six months of 2016 included a $51 million pre-tax gain from the sale of our nurse triage business.
Corporate: Corporate expenses, net, decreased for the second quarter of 2017 primarily due to a decrease in operating expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Interest Expense: Interest expense for the second quarter and first six months of 2017 decreased primarily due to repayments of debt and certain foreign currency denominated credit facilities.
Income Taxes: Our reported income tax rates for the second quarters of 2017 and 2016 were 38.1% and 27.7% and for the first six months of 2017 and 2016 were 30.5% and 28.8%. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, the impact of the nondeductible impairment charge and discrete items.
Income tax expense for the second quarters of 2017 and 2016 includes net discrete tax benefits of $22 million and $24 million and for the first six months of 2017 and 2016, $57 million and $29 million. Our discrete tax benefits for the second quarter and first six months of 2017 include $9 million and $46 million tax benefits related to the early adoption of the amended accounting guidance on employee share-based compensation. Our income tax provision for the second quarter and first six months of 2017 also includes a tax benefit of $8 million related to the non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment. Approximately $269 million of the total goodwill impairment charge was not tax deductible.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net for the first six months of 2017 includes an after-tax loss of $113 million from the sale of our Brazilian pharmaceutical distribution business. Loss from discontinued operations, net was $16 million for the first six months of 2016. Diluted loss per common share from discontinued operations for the first six months of 2017 and 2016 was $0.50 and $0.07.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for 2017 primarily represents the accrual of the annual recurring compensation amount of €0.83 per Celesio share that McKesson is obligated to pay to the noncontrolling shareholders of Celesio under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 9, “Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $307 million and $617 million, and diluted earnings per common share attributable to McKesson Corporation were $1.34 and $2.63 for the second quarters of 2017 and 2016. Net income attributable to McKesson Corporation was $849 million and $1,193 million, and diluted earnings per common share attributable to McKesson Corporation were $3.72 and $5.08 for the first six months of 2017 and 2016.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 228 million and 235 million for the second quarters and first six months of 2017 and 2016. Weighted average diluted shares for 2017 decreased from 2016 primarily reflecting common stock repurchases in the fourth quarter of 2016.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Business Combinations
Refer to Financial Note 4, “Business Combinations,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q for further information.
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
Operating activities generated cash of $2,928 million and $1,251 million during the first six months of 2017 and 2016. Operating activities for the first six months of 2017 were affected by higher drafts and accounts payable and increases in receivables primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $1,346 million and $69 million during the first six months of 2017 and 2016. Investing activities for the first six months of 2017 include $2,041 million of cash paid for acquisitions, of which $935 million was prepaid before March 31, 2016 and was released from restricted cash balances. Investing activities for 2017 also include a payment of approximately $100 million to sell our Brazilian business. Investing activities for the first six months of 2016 included $204 million in net proceeds from the sale of businesses.
Financing activities utilized cash of $114 million and $1,190 million during the first six months of 2017 and 2016. Financing activities for the first six months of 2017 include cash receipts of $10 million and payments of $17 million for short-term borrowings. Long-term debt repayments for the first six months of 2017 were primarily cash paid on certain long-term debt. Financing activities for the first six months of 2016 included cash receipts and payments of $1,501 million for short-term borrowings. Long-term debt repayments during the first six months of 2016 were primarily due to the repayment of a $400 million bond. Additionally, financing activities for the first six months of 2017 and 2016 included $58 million and $605 million of cash paid for stock repurchases, including shares surrendered for tax withholdings.
The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at September 30, 2016. The Company’s Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. During the first six months of 2017, there were no share repurchases.
In October 2016, the Board authorized the repurchase of up to $4 billion of the Company’s common stock.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2016	March 31, 2016
Cash and cash equivalents	$5,464	$4,048
Working capital	4,287	3,366
Debt to capital ratio (1)	41.8%	43.6%
Return on McKesson stockholders’ equity (2)	21.1%	26.0%

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
Our cash and cash equivalents balance as of September 30, 2016 included approximately $2.9 billion held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
The carrying value of redeemable noncontrolling interests related to Celesio was $1.34 billion at September 30, 2016, which exceeded the maximum redemption value of $1.26 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement, the noncontrolling shareholders of Celesio received a put right that enables them to put their Celesio shares to McKesson at €22.99 per share, the price of which is increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per Celesio share (the “Compensation Amount”) to the noncontrolling shareholders of Celesio under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. Refer to Financial Note 9, “Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
In connection with the proposed Healthcare Technology Net Asset Exchange, the JV has received commitments from certain banks for $6.1 billion of long-term debt financing. The proceeds are expected to be utilized for repayment of the existing debt of Change Healthcare, cash distributions to McKesson and the Change Healthcare shareholders and payments of the transaction-related expenses. Refer to Financial Note 2, “Proposed Healthcare Technology Net Asset Exchange” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuance.
Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 12, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 16, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at September 30, 2016.
In October 2016, the Board authorized the repurchase of up to $4 billion of the Company’s common stock.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the second quarter of 2017.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2016 – July 31, 2016	—	$—	—	$996
August 1, 2016 – August 31, 2016	—	—	—	996
September 1, 2016 – September 30, 2016	—	—	—	996
Total	—		—	—

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
10.1
Amendment No. 1, dated August 5, 2016, to the Credit Agreement and the Credit Agreement, dated as of October 22, 2015, among the Company and Certain Subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), Citibank, N.A. and Barclays Bank PLC, as Swing Line Lenders, Wells Fargo Bank, National Association as L/C Issuer, Barclays Bank PLC, Citibank N.A., Wells Fargo Bank, National Association as Co-Syndication Agents, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents, and The Other Lenders Party Thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Runners.

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 27, 2016	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	October 27, 2016	/s/ Erin M. Lampert
Erin M. Lampert
Senior Vice President and Controller