Form 10-Q
period 2016-12-31
MCKESSON CORP
filed 2017-01-26
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	December 31, 2016
Common stock, $0.01 par value	212,052,504 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues	$50,130	$47,899	$149,820	$144,206
Cost of Sales	(47,318)	(45,027)	(141,345)	(135,642)
Gross Profit	2,812	2,872	8,475	8,564
Operating Expenses	(1,981)	(1,952)	(5,802)	(5,759)
Goodwill Impairment Charge	—	—	(290)	—
Operating Income	831	920	2,383	2,805
Other Income, Net	23	13	65	43
Interest Expense	(74)	(87)	(231)	(267)
Income from Continuing Operations Before Income Taxes	780	846	2,217	2,581
Income Tax Expense	(131)	(204)	(570)	(704)
Income from Continuing Operations	649	642	1,647	1,877
Income (Loss) from Discontinued Operations, Net of Tax	(3)	5	(117)	(11)
Net Income	646	647	1,530	1,866
Net Income Attributable to Noncontrolling Interests	(13)	(13)	(48)	(39)
Net Income Attributable to McKesson Corporation	$633	$634	$1,482	$1,827

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.86	$2.71	$7.07	$7.86
Discontinued operations	(0.01)	0.02	(0.51)	(0.05)
Total	$2.85	$2.73	$6.56	$7.81
Basic
Continuing operations	$2.89	$2.74	$7.14	$7.95
Discontinued operations	(0.02)	0.02	(0.52)	(0.04)
Total	$2.87	$2.76	$6.62	$7.91

Dividends Declared Per Common Share	$0.28	$0.28	$0.84	$0.80

Weighted Average Common Shares
Diluted	222	232	226	234
Basic	221	230	224	231

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net Income	$646	$647	$1,530	$1,866

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	(398)	(246)	(762)	(142)

Unrealized gains (losses) on cash flow hedges arising during period	(14)	(1)	(20)	5

Retirement-related benefit plans	8	15	20	(2)
Other Comprehensive Income (Loss), Net of Tax	(404)	(232)	(762)	(139)

Comprehensive Income	242	415	768	1,727
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	17	18	47	(32)
Comprehensive Income Attributable to McKesson Corporation	$259	$433	$815	$1,695

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$2,434	$4,048
Receivables, net	18,198	17,980
Inventories, net	16,121	15,335
Prepaid expenses and other	513	437
Current assets held for sale	2,002	635
Total Current Assets	39,268	38,435
Property, Plant and Equipment, Net	2,411	2,278
Goodwill	10,612	9,786
Intangible Assets, Net	3,583	3,021
Other Noncurrent Assets	2,000	3,003
Total Assets	$57,874	$56,523

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$30,811	$28,585
Short-term borrowings	1,406	7
Deferred revenue	402	919
Current portion of long-term debt	1,748	1,610
Other accrued liabilities	3,113	3,288
Current liabilities held for sale	694	660
Total Current Liabilities	38,174	35,069
Long-Term Debt	5,969	6,497
Long-Term Deferred Tax Liabilities	2,884	2,734
Other Noncurrent Liabilities	1,684	1,809
Redeemable Noncontrolling Interests	1,311	1,406
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2016 and March 31, 2016, 273 and 271 shares issued at December 31, 2016 and March 31, 2016	3	3
Additional Paid-in Capital	6,037	5,845
Retained Earnings	9,663	8,360
Accumulated Other Comprehensive Loss	(2,228)	(1,561)
Other	(3)	(2)
Treasury Shares, at Cost, 61 and 46 at December 31, 2016 and March 31, 2016	(5,780)	(3,721)
Total McKesson Corporation Stockholders’ Equity	7,692	8,924
Noncontrolling Interests	160	84
Total Equity	7,852	9,008
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$57,874	$56,523

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Operating Activities
Net income	$1,530	$1,866
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	663	671
Goodwill impairment charge	290	—
Deferred taxes	122	30
Share-based compensation expense	109	113
Charges (credits) associated with last-in-first-out inventory method	(151)	215
Loss (gain) from sale of businesses	113	(103)
Other non-cash items	50	139
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(654)	(1,667)
Inventories	(374)	(2,397)
Drafts and accounts payable	1,891	1,695
Deferred revenue	(58)	(66)
Taxes	52	114
Other	(274)	(44)
Net cash provided by operating activities	3,309	566

Investing Activities
Payments for property, plant and equipment	(246)	(272)
Capitalized software expenditures	(123)	(145)
Acquisitions, net of cash and cash equivalents acquired	(4,174)	(25)
Proceeds from/(payment for) sale of businesses, net	(91)	204
Restricted cash for acquisitions	935	—
Other	80	10
Net cash used in investing activities	(3,619)	(228)

Financing Activities
Proceeds from short-term borrowings	2,803	1,532
Repayments of short-term borrowings	(1,405)	(1,668)
Repayments of long-term debt	(392)	(996)
Common stock transactions:
Issuances	89	97
Share repurchases, including shares surrendered for tax withholding	(2,060)	(960)
Dividends paid	(192)	(179)
Other	12	(73)
Net cash used in financing activities	(1,145)	(2,247)
Effect of exchange rate changes on cash and cash equivalents	(159)	(26)
Net decrease in cash and cash equivalents	(1,614)	(1,935)
Cash and cash equivalents at beginning of period	4,048	5,341
Cash and cash equivalents at end of period	$2,434	$3,406

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
The results of operations for the quarter and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 previously filed with the SEC on May 5, 2016 (“2016 Annual Report”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Share-Based Payments: In March 2016, amended guidance was issued for employee share-based payment awards.  Under the amended guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee share-based compensation arrangements are recognized within income tax expense. Under the previous guidance, windfalls were recognized in additional paid-in capital (“APIC”) and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The amended guidance is effective for us commencing in the first quarter of 2018.  Early adoption is permitted.  We elected to early adopt this amended guidance in the first quarter of 2017. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than APIC. As a result, discrete tax benefits of $47 million were recognized in income tax expense in the first nine months of 2017. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017.  None of the other provisions in this amended guidance had a material impact on our condensed consolidated financial statements.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Business Combinations: In January 2017, amended guidance was issued to clarify the definition of a business to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amended guidance provides a practical screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amended guidance requires that to be considered a business, a set must include an input and a substantive process that together significantly contribute to the ability to create output. The amended guidance is effective for us commencing in the first quarter of 2019 on a prospective basis. Early adoption is permitted in certain circumstances.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

Restricted Cash: In November 2016, amended guidance was issued that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows.  The amended guidance is effective for us commencing in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

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
Inventory: In July 2015, amended guidance was issued for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in-first-out (“LIFO”) or the retail method. The amended guidance will become effective for us commencing in the first quarter of 2018. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
Revenue Recognition: In May 2014, amended guidance was issued for recognizing revenue from contracts with customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenues will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service.  Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis.  The amended guidance also requires additional quantitative and qualitative disclosures.  In March, April and May 2016, amended guidance was further issued including clarifying guidance on principal versus agent considerations, ability to choose an accounting policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, and provided certain scope improvements and practical expedients.  The amended standard is effective for us commencing in the first quarter of 2019 and allows for either full retrospective adoption or modified retrospective adoption.  Early adoption is permitted but not prior to our first quarter of 2018.
While we are still in the process of assessing the anticipated impact of the amended standard on our condensed consolidated financial statements, for our Distribution Solutions Segment, we generally anticipate having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. Additionally, we intend to make policy elections within the amended standard that are consistent with our current accounting. We anticipate adopting this standard on a modified retrospective basis in the first quarter of 2019.

2.    Proposed Healthcare Technology Net Asset Exchange

On June 28, 2016, McKesson entered into a contribution agreement as well as various other agreements (“Agreements”) with Change Healthcare Holdings, Inc. (“Change Healthcare”), a Delaware corporation, and others to form a joint venture (“New Company”).  Under the terms of the Agreements, McKesson will contribute the majority of its McKesson Technology Solutions businesses (“Core MTS Business”) to the New Company. McKesson will retain its RelayHealth Pharmacy and Enterprise Information Solutions (“EIS”) businesses. Change Healthcare will contribute substantially all of its businesses to the New Company excluding its pharmacy switch and prescription routing businesses.  The purpose of the transaction is to create a new healthcare information technology company, which will bring together the complementary strengths of the Core MTS Business and Change Healthcare to provide software and analytics, network solutions and technology-enabled services that will help customers obtain actionable insights, exchange mission-critical information, control costs, optimize revenue opportunities, increase cash flow and effectively navigate the shift to value-based healthcare.

McKesson and Change Healthcare have agreed that they will take steps to launch an initial public offering of an entity holding equity in the New Company in the months following the close of the transaction, subject to market conditions. Thereafter, McKesson expects to exit its investment in the New Company in a transaction that is intended to qualify as a tax-free spin-off for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code.

In connection with the transaction, the New Company has received $6.1 billion of committed financing, including a $1.2 billion bridge loan facility, from certain banks. The proceeds are expected to be utilized for the repayment of the existing debt of Change Healthcare, financing costs and payments to Change Healthcare shareholders and McKesson, including reimbursements of certain transaction-related expenses incurred by McKesson and Change Healthcare.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On December 21, 2016, McKesson and Change Healthcare announced that it had received notification that the Department of Justice had closed its review and terminated the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to satisfaction of these other closing conditions, the acquisition is expected to close in the first half of calendar year 2017. Upon formation of the New Company, McKesson and Change Healthcare shareholders are expected to own approximately 70% and 30% of the New Company. The New Company will be jointly governed by McKesson and Change Healthcare shareholders. The Company refers to the foregoing transaction as “Healthcare Technology Net Asset Exchange”.

On January 5, 2017, McKesson and Change Healthcare announced that the companies decided the name of the New Company will be Change Healthcare.

During the third quarter and first nine months of 2017, we recorded $31 million and $58 million of expenses directly associated with this proposed transaction, which are primarily recorded in Operating Expenses within our Technology Solutions segment in the accompanying condensed consolidated statements of operations.

Assets and Liabilities Held for Sale

During the second quarter of 2017, the assets and liabilities of the Core MTS Business to be contributed to the New Company met the criteria to be classified as held for sale. The net asset exchange transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. Accordingly, at December 31, 2016, $1.9 billion of assets and $0.7 billion of liabilities related to the Core MTS Business are included in “Current assets held for sale” and “Current liabilities held for sale” in the accompanying condensed consolidated balance sheet. Depreciation and amortization related to the long-lived assets ceased as of the date they were determined as held for sale.

The following table summarizes the carrying amounts of major classes of assets and liabilities held for sale:

(In millions)	December 31, 2016
Receivables, net	$433
Other current assets	120
Goodwill	1,071
Intangible assets, net	92
Other noncurrent assets	176
Current assets held for sale	$1,892
Deferred revenue	$482
Other current liabilities	149
Other noncurrent liabilities	62
Current liabilities held for sale	$693

3.    Goodwill Impairment

In conjunction with the proposed Healthcare Technology Net Asset Exchange, we are evaluating strategic options for our EIS business, which is a reporting unit within our McKesson Technology Solutions segment. In the second quarter of 2017, we recorded a provisional non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this business’ goodwill. We completed our analysis of the goodwill impairment assessment in the third quarter of 2017 and concluded that no further adjustment was needed. Most of the goodwill impairment is not deductible for income tax purposes. The impairment primarily resulted from a decline in estimated future cash flows.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The goodwill impairment test requires us to compare the fair value of the reporting unit to the fair value of the reporting unit's net assets, excluding goodwill but including any unrecognized intangible assets, to determine the implied fair value of goodwill. The impairment charge was then determined by comparing the carrying value of the reporting unit’s goodwill with its implied fair value of goodwill. At December 31, 2016, the remaining goodwill balance for this reporting unit was $124 million. Refer to Financial Note 15, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement.

4.    Business Combinations

During the first nine months of 2017, we completed our acquisitions of Rexall Health, Vantage Oncology Holdings LLC (“Vantage”), Biologics, Inc. (“Biologics”), UDG Healthcare Plc (“UDG”) and J Sainsbury Plc (“Sainsbury”), as further discussed below.

In the first quarter of 2017, we adopted the amended accounting guidance for an acquirer’s accounting for measurement period adjustments. Accordingly, as required, we now recognize all measurement period adjustments in the reporting period in which the adjustments are determined.
Rexall Health

On December 28, 2016, we completed our acquisition of Rexall Health of the Katz Group Canada, Inc. for cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion U.S. dollars), which was funded from cash on hand. Rexall Health operates approximately 470 retail pharmacies in Canada, particularly in Ontario and Western Canada. As part of the transaction, McKesson agreed to divest stores in 26 local markets that the Competition Bureau of Canada (the “Bureau”) identified during its review of the transaction. We do not anticipate any store closures as a result of these divestitures.

The acquisition of Rexall Health will enhance our capability to continue to deliver a broad range of pharmaceutical care and choice to Canadian consumers. Commencing in the fourth quarter of 2017, financial results for Rexall will be included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment.

Total assets acquired and liabilities assumed, excluding goodwill and intangibles, were $687 million and $199 million. Approximately $1.1 billion of the preliminary purchase price allocation has been assigned to goodwill, net of goodwill classified as held for sale, which primarily represents intangible assets that do not qualify as separate recognition. The amount of goodwill expected to be deductible for tax purposes is approximately $860 million. Included in the preliminary purchase price allocation are acquired identifiable intangibles of $656 million, net of intangibles classified as held for sale, primarily representing trade names and customer relationships. We are currently evaluating the expected lives of the identifiable intangibles. Additionally, we classified those stores that we agreed to divest under the agreement reached with the Bureau as held for sale as of the acquisition date. As a result, approximately $110 million of assets and $1 million of liabilities are included in “Current assets held for sale” and “Current liabilities held for sale” in the accompanying condensed consolidated balance sheet as of December 31, 2016.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed for the acquisition as of the acquisition date. Due to the recent timing and complexity of the acquisition, these amounts are provisional and subject to change as our fair value assessments are finalized.

(In millions)	Amounts Recognized as of Acquisition Date (Provisional)
Receivables	$114
Inventory	271
Other current assets, net of cash and cash equivalents acquired	141
Goodwill	1,142
Intangible assets	656
Other long-term assets	161
Current liabilities	(154)
Other long-term liabilities	(45)
Fair value of net assets, less cash and cash equivalents	2,286
Less: Settlement of pre-existing payables	165
Purchase consideration paid in cash, net of cash acquired	$2,121
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed for these two acquisitions as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Receivables	$106	$(7)	$99
Other current assets, net of cash and cash equivalents acquired	19	—	19
Goodwill	1,219	(131)	1,088
Intangible assets	136	72	208
Other long-term assets	76	37	113
Current liabilities	(117)	(2)	(119)
Other long-term liabilities	(80)	(28)	(108)
Fair value of net assets, less cash and cash equivalents	1,359	(59)	1,300
Less: Noncontrolling Interests	(152)	59	(93)
Fair value of net assets acquired, net of cash and cash equivalents	$1,207	$—	$1,207

(1)	As reported on Form 10-Q for the quarter ended June 30, 2016.

During the first nine months of 2017, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
At December 31, 2016, approximately $516 million and $572 million of the adjusted preliminary purchase price allocations for Vantage and Biologics have been assigned to goodwill, which primarily reflects the expected future benefits of synergies upon integrating the businesses. Goodwill represents the excess of the purchase price and the fair value of noncontrolling interests over the fair value of the acquired net assets. Most of the goodwill is not expected to be deductible for tax purposes.
Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $15 million and $193 million for Vantage and Biologics. Acquired intangibles for Vantage primarily consist of $7 million of non-competition agreements with a weighted average life of 4 years, and for Biologics primarily consist of $170 million of trade names with a weighted average life of 9 years. The adjusted preliminary fair value of Vantage’s noncontrolling interests as of the acquisition date was approximately $93 million, which represents the portion of net assets of Vantage’s consolidated entities that is not allocable to McKesson.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

During the first nine months of 2017, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date. The net effect of the cumulative period adjustments was an increase in goodwill of approximately $16 million from the provisional amounts as previously reported at June 30, 2016. Goodwill reflects the expected future benefits of synergies upon integrating the businesses. Most of the goodwill is not expected to be deductible for tax purposes. At December 31, 2016, the adjusted preliminary fair values of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $467 million and $332 million. Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $115 million primarily comprised of customer relationships with a weighted average life of 10 years. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.

Sainsbury
On August 31, 2016, we completed our acquisition of the pharmacy business of Sainsbury based in the U.K. with a net purchase consideration of £128 million (or, approximately $168 million). This acquisition further enhances our retail pharmacy service capabilities in the U.K. Financial results for Sainsbury since the acquisition date are included in our results of operations within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment.
Under the terms of the agreement, on February 29, 2016, we made an advance cash payment of £125 million (or, approximately $174 million) representing the full purchase consideration, subject to net working capital adjustment, which was included in “Other Noncurrent Assets” within our condensed consolidated balance sheet as of March 31, 2016. The advance payment bore interest at an annual rate of 3.3%, compounded daily, from February 29, 2016 until the acquisition date. Upon the completion of the acquisition, we received an interest payment.
Total provisional fair value of assets acquired and liabilities assumed, excluding goodwill and intangibles, was $29 million and $18 million as of the acquisition date. Approximately $92 million of the adjusted preliminary purchase price allocations has been assigned to goodwill, which primarily reflects the expected future benefits of synergies upon integrating the businesses. Included in the preliminary purchase price allocation are acquired identifiable intangibles of $65 million primarily representing restrictive pharmacy licenses with a weighted average life of 15 years. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
The fair value of acquired intangibles was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The results of discontinued operations during the third quarters and first nine months of 2017 and 2016 were not material except for the loss recognized upon the disposition of our Brazilian business. As of March 31, 2016, the carrying amounts of total assets and liabilities for this business were $635 million and $660 million, included under the captions “Current assets held for sale” and “Current liabilities held for sale” within our condensed consolidated balance sheets.

6.	Restructuring

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

During the third quarter and first nine months of 2017, we recorded pre-tax charges of $5 million and $4 million as part of the Cost Alignment Plan, and we made $18 million and $89 million of cash payments, primarily related to severance. At December 31, 2016, the restructuring liabilities of $112 million include $71 million recorded in other accrued liabilities and $41 million recorded in other noncurrent liabilities in our condensed consolidated balance sheet.

Under the Cost Alignment Plan, we expect to record total pre-tax charges of approximately $250 million to $270 million, of which $233 million of pre-tax charges have been recorded to date. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment.

7.	Divestiture of Businesses
During the second quarter of 2016, we sold our ZEE Medical business within our Distribution Solutions segment for a total purchase price of $134 million. We recorded a pre-tax gain from this sale of $52 million ($29 million after-tax) during the first nine months of 2016.
During the first quarter of 2016, we sold our nurse triage business within our Technology Solutions segment for net sale proceeds of $84 million and recorded a pre-tax gain of $51 million ($38 million after-tax) from the sale.
These divestitures did not meet the criteria to qualify as a discontinued operation under the amended guidance, which became effective for us in the first quarter of 2016. Accordingly, pre-tax gains from both divestitures were recorded in operating expenses within continuing operations of our condensed consolidated statements of operations. Other than the gain on disposal, pre and after-tax income for these businesses were not material for the third quarters and first nine months of 2017 and 2016.
8.    Income Taxes

During the third quarters of 2017 and 2016, income tax expense related to continuing operations was $131 million and $204 million and included net discrete tax benefits of $12 million and $16 million. During the first nine months of 2017 and 2016, income tax expense related to continuing operations was $570 million and $704 million and included net discrete tax benefits of $69 million and $45 million. Our discrete tax benefits for the first nine months of 2017 includes a tax benefit of $47 million related to the adoption of the amended accounting guidance on employee share-based compensation.
The non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment, described in Financial Note 3, "Goodwill Impairment," has an unfavorable impact on our effective tax rate for the first nine months of 2017. Approximately $269 million of the total goodwill impairment charge was not deductible. The income tax provision for the first nine months of 2017 includes a tax benefit of $8 million related to this impairment charge.
During the third quarter of 2016, we recognized $19 million discrete tax benefit due to a reduction in our deferred tax liabilities as a result of enacted tax law changes in certain foreign jurisdictions. Our discrete tax benefits for the first nine months of 2016 includes a tax benefit of $25 million associated with the U.S. Tax Court’s decision in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing agreement.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Our reported income tax rates for the third quarters of 2017 and 2016 were 16.8% and 24.1% and for the first nine months of 2017 and 2016 were 25.7% and 27.3%. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, discrete items, and the impact of the intercompany sale of software.
As of December 31, 2016, we had $437 million of unrecognized tax benefits, of which $296 million would reduce income tax expense and the effective tax rate, if recognized. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next 12 months. However, this may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on tax deficiencies as income tax expense. We recognized income tax expense of $3 million during the third quarters of 2017 and 2016; and income tax benefit of $9 million and income tax expense of $9 million during the first nine months of 2017 and 2016, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At December 31, 2016 and 2015, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $43 million and $78 million.
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
The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. There were no material exercises of the Put Right during the third quarter and first nine months of 2017. At December 31, 2016 and March 31, 2016, the carrying value of redeemable noncontrolling interests of $1.31 billion and $1.41 billion exceeded the maximum redemption value of $1.19 billion and $1.28 billion. At December 31, 2016 and March 31, 2016, we owned approximately 76.0% of Celesio’s outstanding common shares.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests were as follows:

(In millions)	Redeemable Noncontrolling Interests
Balance, March 31, 2016	$1,406
Net income attributable to noncontrolling interests	33
Other comprehensive loss	(95)
Reclassification of recurring compensation to other accrued liabilities	(33)
Balance, December 31, 2016	$1,311
There were no material changes in our ownership interests of noncontrolling interests during the first nine months of 2017 and 2016.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2016	2015	2016	2015
Income from continuing operations	$649	$642	$1,647	$1,877
Net income attributable to noncontrolling interests	(13)	(13)	(48)	(39)
Income from continuing operations attributable to McKesson	636	629	1,599	1,838
Income (loss) from discontinued operations, net of tax	(3)	5	(117)	(11)
Net income attributable to McKesson	$633	$634	$1,482	$1,827

Weighted average common shares outstanding:
Basic	221	230	224	231
Effect of dilutive securities:
Options to purchase common stock	—	1	1	1
Restricted stock units	1	1	1	2
Diluted	222	232	226	234

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.86	$2.71	$7.07	$7.86
Discontinued operations	(0.01)	0.02	(0.51)	(0.05)
Total	$2.85	$2.73	$6.56	$7.81
Basic
Continuing operations	$2.89	$2.74	$7.14	$7.95
Discontinued operations	(0.02)	0.02	(0.52)	(0.04)
Total	$2.87	$2.76	$6.62	$7.91

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million and 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended December 31, 2016 and 2015 and 2 million and 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the nine months ended December 31, 2016 and 2015, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

11.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2016	$7,987	$1,799	$9,786
Goodwill acquired	2,810	22	2,832
Impairment	—	(290)	(290)
Amount reclassified to assets held for sale	(89)	(1,071)	(1,160)
Goodwill allocated to disposed businesses	(35)	—	(35)
Acquisition accounting, transfers and other adjustments	(100)	—	(100)
Foreign currency translation adjustments, net	(415)	(6)	(421)
Balance, December 31, 2016	$10,158	$454	$10,612
As of December 31, 2016 and March 31, 2016, the accumulated goodwill impairment losses were $290 million and $36 million primarily in our Technology Solutions segment. Refer to Financial Note 3, “Goodwill Impairment,” for more information on goodwill reclassified to assets held for sale and the impairment charge recorded during the first nine months of 2017.
Information regarding intangible assets is as follows:

	December 31, 2016				March 31, 2016
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$2,743	$(1,225)	$1,518	$2,652	$(1,324)	$1,328
Service agreements	14	982	(300)	682	959	(269)	690
Pharmacy licenses	24	805	(141)	664	857	(121)	736
Trademarks and trade names	12	770	(111)	659	314	(96)	218
Technology	1	65	(63)	2	195	(182)	13
Other	5	199	(141)	58	163	(127)	36
Total		$5,564	$(1,981)	$3,583	$5,140	$(2,119)	$3,021
Amortization expense of intangible assets was $102 million and $332 million for the third quarter and first nine months of 2017 and $108 million and $329 million for the third quarter and first nine months of 2016. Estimated annual amortization expense of these assets is as follows: $78 million, $387 million, $373 million, $358 million and $346 million for the remainder of 2017 and each of the succeeding years through 2021 and $2,041 million thereafter. All intangible assets were subject to amortization as of December 31, 2016 and March 31, 2016.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

12.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency (primarily Euro) denominated borrowings. At December 31, 2016 and March 31, 2016, $7,717 million and $8,107 million of total long-term debt was outstanding, of which $1,748 million and $1,610 million were included under the caption “Current portion of long-term debt” within the condensed consolidated balance sheets. On October 18, 2016, we repaid our €350 million Euro-denominated bond (or, approximately $385 million) at its maturity.
During the third quarter of 2016, we repaid our $500 million 0.95% notes due December 4, 2015 at maturity. During the second quarter of 2016, we repaid $400 million of floating rate notes at maturity. During the first quarter of 2016, we repaid a term loan for $93 million.
Revolving Credit Facilities
We have a syndicated $3.5 billion senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate, a prime rate, or alternative overnight rates as applicable, and agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At December 31, 2016, we were in compliance with all covenants. There were no borrowings outstanding under this facility during the third quarter and first nine months of 2017, and as of December 31, 2016.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $238 million. Borrowings and repayments were not material during the first nine months of 2017. During the first nine months of 2016, we borrowed $631 million and repaid $633 million under these credit lines primarily related to short-term borrowings. These credit lines have interest rates ranging from 0.18% to 6% plus the relevant floating reference rate. As of December 31, 2016, there was no amount outstanding under bilateral credit lines.
Accounts Receivable Facilities
We previously maintained accounts receivable factoring facilities (the “Factoring Facilities”) denominated in foreign currencies. During the first nine months of 2017 and 2016, we borrowed $6 million and $901 million and repaid $13 million and $1,037 million in short-term borrowings under these facilities. The Factoring Facilities expired in April 2016. At March 31, 2016, there was $7 million in secured borrowings outstanding under these facilities.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. As of December 31, 2016, we had $1.4 billion commercial paper notes outstanding with the weighted average interest rate of 1.05%. There was no borrowing outstanding under the commercial paper program as of March 31, 2016.

13.    Pension Benefits

The net periodic expense for our defined pension benefit plans was $8 million and $22 million for the third quarter and first nine months of 2017 and $15 million and $46 million for the third quarter and first nine months of 2016.

Cash contributions to these plans were $6 million and $16 million for the third quarter and first nine months of 2017 and $8 million and $52 million for the third quarter and first nine months of 2016. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

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
Derivatives Designated as Hedges
At December 31, 2016 and March 31, 2016, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $323 million, which were designated as cash flow hedges. These contracts will mature between March 2017 and March 2020.
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
At December 31, 2016 and March 31, 2016, we had cross currency swaps with total gross notional amounts of approximately $1,839 million and $546 million, which are designated as cash flow hedges. These swaps will mature between February 2018 and December 2022.
For forward contracts and currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair values of hedges is recorded into accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses on these hedges recorded in other comprehensive income and earnings were not material during the third quarters and first nine months of 2017 and 2016.
Derivatives Not Designated as Hedges
At December 31, 2016, we had a number of forward contracts to primarily hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional value of $882 million. These contracts will mature through January 2017 and none of these contracts were designated for hedge accounting. Gains or losses from these contracts were not material for the third quarter and first nine months of 2017.
We also have a number of forward contracts to primarily hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At December 31, 2016 and March 31, 2016, the total gross notional amounts of these contracts were $99 million and $876 million. These contracts will mature through May 2017 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated as hedges are recorded directly into earnings and accordingly, net losses of $1 million and net gains of $4 million for the third quarter and first nine months of 2017 and net losses of $24 million and $2 million for the third quarter and first nine months of 2016 were recorded within operating expenses. The gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2016			March 31, 2016
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$18	$—	$80	$16	$—	$80
Foreign exchange contracts (non-current)	Other Noncurrent Assets	51	—	243	46	—	243
Cross currency swaps (non-current)	Other Noncurrent Assets/Liabilities	130	—	1,839	—	8	546
Total		$199	$—		$62	$8
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$5	$—	$943	$23	$—	$680
Foreign exchange contracts (current)	Other accrued liabilities	—	—	38	—	—	196
Total		$5	$—		$23	$—
Refer to Financial Note 15, "Fair Value Measurements," for more information on these recurring fair value measurements.

15.     Fair Value Measurements

At December 31, 2016 and March 31, 2016, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered to be Level 1 inputs.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.7 billion and $8.0 billion at December 31, 2016 and $8.1 billion and $8.6 billion at March 31, 2016. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis

Included in cash and cash equivalents at December 31, 2016 and March 31, 2016 were investments in money market funds of $0.6 billion and $2.4 billion, which are reported at fair value. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the third quarters and first nine months of 2017 and 2016.
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

At December 31, 2016, assets measured at fair value on a nonrecurring basis consisted of goodwill for a reporting unit within our Technology Solutions segment, as further discussed below. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2016.

There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2016.

Goodwill

As discussed in Financial Note 3, "Goodwill Impairment," during the first nine months of 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of goodwill related to our EIS business, which is a reporting unit within our Technology Solutions segment. The impairment primarily resulted from a decline in estimated cash flows. The goodwill impairment test requires us to compare the fair value of the reporting unit to the fair value of the reporting unit's net assets, excluding goodwill but including any unrecognized intangible assets, to determine the implied fair value of goodwill. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess.

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
Litigation, Government Subpoenas and Investigations
As previously disclosed, in the fourth quarter of 2015, the Company reached an agreement in principle with the Drug Enforcement Administration, Department of Justice (“DOJ”) and various U.S. Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances.  In January 2017, the final settlement agreements were executed. As part of the settlement, the Company has paid $150 million in January 2017, which was previously accrued in 2015.
As previously disclosed, on February 23, 2016, the Company removed the action captioned State of West Virginia ex rel. Morrisey v. McKesson Corporation, Civil Action No.: 16-C-1, to the United States District Court for the Southern District of West Virginia (Civil Action No.: 2:16-cv-01772). On March 21, 2016, the Company filed a motion for judgment on the pleadings.  On March 24, 2016, the State of West Virginia filed a motion to remand the matter to state court.  On January 24, 2017, the court remanded the matter to state court.  The court did not rule on the pending motion for judgment on the pleadings.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
In October 2016, the Board authorized the repurchase of up to $4 billion of the Company’s common stock. During the third quarter and first nine months of 2017, we repurchased 14 million shares for $2 billion through open market transactions at an average price per share of $140.96. The total authorization outstanding for repurchases of the Company’s common stock was $3.0 billion at December 31, 2016.
Other Comprehensive Income (Loss)
Information regarding other comprehensive loss including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2016	2015	2016	2015
Foreign currency translation adjustments(1)
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of nil, $3, $1 and $3 (2) (3)	$(398)	$(246)	$(782)	$(142)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil (4)	—	—	20	—
	(398)	(246)	(762)	(142)
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	(14)	(1)	(20)	5

Changes in retirement-related benefit plans (5)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, nil, nil and $9	—	—	—	(28)
Amortization of actuarial loss and prior service costs, net of income tax expense of $1, $4, $3 and $13 (6)	2	8	6	23
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	6	7	14	3
	8	15	20	(2)

Other comprehensive income (loss), net of tax	$(404)	$(232)	$(762)	$(139)

(1)
Foreign currency translation adjustments result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars, and were primarily related to our foreign subsidiary, Celesio, during the third quarters and first nine months of 2017 and 2016.

(2)
The net foreign currency translation losses during the third quarter and first nine months of 2017 were primarily due to the weakening of the British pound sterling and Euro against the U.S. dollar from April 1, 2016 to December 31, 2016. During the third quarter of 2016, the currency translation losses were primarily due to the weakening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from October 1, 2015 to December 31, 2015. The net foreign currency translation losses during the first nine months of 2016 were primarily due to the weakening of the Canadian dollars against the U.S. dollar from April 1, 2015 to December 31, 2015.

(3)
The third quarter and first nine months of 2017 include net foreign currency translation losses of $31 million and $97 million and the third quarter and first nine months of 2016 include net foreign translation losses of $32 million and $2 million, which are attributable to redeemable noncontrolling interests.

(4)
The first nine months of 2017 includes net foreign currency translation losses of $20 million reclassified from accumulated other comprehensive loss to loss from discontinued operations, net of tax, within our condensed consolidated statements of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)
The third quarter and first nine months of 2017 include net actuarial losses of $2 million and $3 million and the third quarter and first nine months of 2016 include net actuarial gains of $1 million and losses of $5 million, which are attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the third quarter and first nine months of 2017 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$(1,621)	$(18)	$(215)	$(1,854)

Other comprehensive income (loss) before reclassifications	(398)	(14)	6	(406)
Amounts reclassified to earnings and other	—	—	2	2
Other comprehensive income (loss)	(398)	(14)	8	(404)
Less: amounts attributable to redeemable noncontrolling interests	(31)	—	1	(30)
Other comprehensive income (loss) attributable to McKesson	(367)	(14)	7	(374)
Balance at December 31, 2016	$(1,988)	$(32)	$(208)	$(2,228)

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(1,323)	$(12)	$(226)	$(1,561)

Other comprehensive income (loss) before reclassifications	(782)	(20)	14	(788)
Amounts reclassified to earnings and other	20	—	6	26
Other comprehensive income (loss)	(762)	(20)	20	(762)
Less: amounts attributable to redeemable noncontrolling interests	(97)	—	2	(95)
Other comprehensive income (loss) attributable to McKesson	(665)	(20)	18	(667)
Balance at December 31, 2016	$(1,988)	$(32)	$(208)	$(2,228)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

18.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2016	2015	2016	2015
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$41,685	$39,615	$124,271	$119,750
International pharmaceutical distribution and services	6,193	6,022	18,794	17,726
Medical-Surgical distribution and services	1,558	1,568	4,657	4,579
Total Distribution Solutions	49,436	47,205	147,722	142,055

Technology Solutions - products and services	694	694	2,098	2,151
Total Revenues	$50,130	$47,899	$149,820	$144,206

Operating profit
Distribution Solutions (2) (3)	$813	$906	$2,592	$2,742
Technology Solutions (4) (5)	132	122	126	426
Total	945	1,028	2,718	3,168
Corporate Expenses, Net	(91)	(95)	(270)	(320)
Interest Expense	(74)	(87)	(231)	(267)
Income from Continuing Operations Before Income Taxes	$780	$846	$2,217	$2,581

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions operating profit for the third quarter and first nine months of 2017 include pre-tax credits of $155 million and $151 million related to our last-in-first-out (“LIFO”) method of accounting for inventories. The third quarter and first nine months of 2016 include pre-tax LIFO charges of $33 million and $215 million. LIFO credits were recognized in 2017 primarily due to the lower full year expectations for price increases.

(3)
Distribution Solutions operating profit for the first nine months of 2016 includes a pre-tax gain of $52 million recognized from the 2016 second quarter sale of our ZEE Medical business, and for the first nine months of 2017 and 2016 includes $142 million and $76 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(4)	Technology Solutions operating profit for the first nine months of 2016 includes a pre-tax gain of $51 million recognized from the 2016 first quarter sale of our nurse triage business.

(5)
Technology Solutions operating profit for the first nine months of 2017 includes a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit and for the third quarter and first nine months of 2017 includes $31 million and $58 million of expenses directly associated with the proposed Healthcare Technology Net Asset Exchange.

19.	Subsequent Event
On January 24, 2017, we entered into an agreement to acquire CoverMyMeds LLC (“CMM”) for approximately $1.1 billion and up to an additional $0.3 billion of contingent consideration payable based on CMM’s financial performance through the end of 2019. CMM provides electronic prior authorization solutions and is headquartered in Columbus, Ohio. The transaction is subject to customary closing conditions, including regulatory review, and is expected to close in the first half of 2018.

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended December 31,			Nine Months Ended December 31,
	2016	2015	Change	2016	2015	Change
Revenues	$50,130	$47,899	5%	$149,820	$144,206	4%

Gross Profit	$2,812	$2,872	(2)%	$8,475	$8,564	(1)%

Operating Expenses	$(1,981)	$(1,952)	1%	$(6,092)	$(5,759)	6%

Income from Continuing Operations Before Income Taxes	$780	$846	(8)%	$2,217	$2,581	(14)%
Income Tax Expense	(131)	(204)	(36)	(570)	(704)	(19)
Income from Continuing Operations	649	642	1	1,647	1,877	(12)
Income (Loss) from Discontinued Operations, Net of Tax	(3)	5	(160)	(117)	(11)	964
Net Income	646	647	-	1,530	1,866	(18)
Net Income Attributable to Noncontrolling Interests	(13)	(13)	-	(48)	(39)	23
Net Income Attributable to McKesson Corporation	$633	$634	-%	$1,482	$1,827	(19)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.86	$2.71	6%	$7.07	$7.86	(10)%
Discontinued Operations	(0.01)	0.02	(150)	(0.51)	(0.05)	920
Total	$2.85	$2.73	4%	$6.56	$7.81	(16)%

Weighted Average Diluted Common Shares	222	232	(4)%	226	234	(3)%
Revenues for the third quarter and first nine months of 2017 increased compared to the same periods a year ago primarily due to market growth, higher revenues associated with our 2017 acquisitions including UDG Healthcare Plc (“UDG”), Biologics, Inc. (“Biologics”), Vantage Oncology Holdings LLC (“Vantage”) and Sainsbury Plc (“Sainsbury”), and expanded business with existing customers within our North America pharmaceutical distribution businesses. These increases were partially offset by customer losses. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion. Additionally, our Distribution Solutions segment is experiencing customer consolidation, including business combinations that impact our customers.
Gross profit and gross profit margin for 2017 decreased compared to the same periods a year ago primarily due to weaker pharmaceutical pricing trends, the competitive pricing environment and our mix of business, and for the first nine months of 2017 also due to lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business. These decreases were partially offset by our acquisitions, last-in-first out (“LIFO”) inventory credits and benefits from our global procurement arrangements. Gross profit for 2017 also reflects the impact of previously announced customer consolidation activity.  Additionally, gross profit for the first nine months of 2017 and 2016 included $142 million and $76 million of cash receipts for our share of antitrust legal settlements. For the third quarters of 2017 and 2016, LIFO inventory adjustments were credits of $155 million and charges of $33 million, and for the first nine months of 2017 and 2016, credits of $151 million and charges of $215 million. LIFO credits were recognized in 2017 primarily due to lower full year expectations for price increases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating expenses for the third quarter and first nine months of 2017 increased 1% and 6% compared to the same periods a year ago. Excluding foreign currency effects of 4% and 2%, operating expenses increased 5% and 8% for the third quarter and first nine months of 2017 primarily due to our acquisitions, partially offset by cost savings from a cost alignment plan implemented in the fourth quarter of 2016 and our ongoing expense management efforts. Additionally, operating expenses for the first nine months of 2017 included a non-cash pre-tax charge of $290 million ($282 million after-tax) for goodwill impairment related to our Enterprise Information Solutions (“EIS”) business within our Technology Solutions segment, as further discussed below. Operating expenses for the third quarter and first nine months of 2017 also include $31 million and $58 million of expenses directly associated with the proposed transaction between McKesson and Change Healthcare Holdings, Inc. (“Change Healthcare”), as further discussed below. Operating expenses for the first nine months of 2016 benefited from pre-tax gains of $103 million ($67 million after-tax) from the sale of two businesses.
Income from continuing operations before income taxes for the third quarter and first nine months of 2017 decreased compared to the same periods a year ago primarily due to lower operating profit from our Distribution Solutions segment.
Net income for the first nine months of 2017 includes discrete income tax benefits of $47 million related to the early adoption of the amended accounting guidance on share-based compensation. Net income for the first nine months of 2017 also includes an after-tax loss from discontinued operations of $113 million, or $0.50 per diluted share, resulting from the 2017 first quarter sale of our Brazilian pharmaceutical distribution business.
Net income attributable to McKesson Corporation for the third quarters of 2017 and 2016 was $633 million and $634 million and for the first nine months of 2017 and 2016 was $1,482 million and $1,827 million. Diluted earnings per common share attributable to McKesson for the third quarters of 2017 and 2016 were $2.85 and $2.73 and for the first nine months of 2017 and 2016 were $6.56 and $7.81.
On June 28, 2016, McKesson entered into a contribution agreement as well as various other agreements (“Agreements”) with Change Healthcare, a Delaware corporation, and others to form a joint venture (“New Company”).  Under the terms of the Agreements, McKesson will contribute the majority of its McKesson Technology Solutions businesses (“Core MTS Business”) to the New Company. McKesson will retain its RelayHealth Pharmacy and EIS businesses. Change Healthcare will contribute substantially all of its businesses to the New Company excluding its pharmacy switch and prescription routing businesses.  The purpose of the transaction is to create a new healthcare information technology company, which will bring together the complementary strengths of the Core MTS Business and Change Healthcare to provide software and analytics, network solutions and technology-enabled services that will help customers obtain actionable insights, exchange mission-critical information, control costs, optimize revenue opportunities, increase cash flow and effectively navigate the shift to value-based healthcare.
On December 21, 2016, McKesson and Change Healthcare announced that it had received notification that the Department of Justice had closed its review and terminated the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction remains subject to other customary closing conditions. Subject to satisfaction of these other closing conditions, the acquisition is expected to close in the first half of calendar year 2017.  Upon formation of the New Company, McKesson and Change Healthcare shareholders are expected to own approximately 70% and 30% of the New Company. The New Company will be jointly governed by McKesson and Change Healthcare shareholders. The Company refers to the foregoing transaction as “Healthcare Technology Net Asset Exchange”.

During the second quarter of 2017, the assets and liabilities of the Core MTS Business to be contributed to the New Company met the criteria to be classified as held for sale. The net asset exchange transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. Accordingly, at December 31, 2016, $1.9 billion of assets and $0.7 billion of liabilities related to the Core MTS Business are included in “Current assets held for sale” and “Current liabilities held for sale” in the accompanying condensed consolidated balance sheet. Depreciation and amortization related to the long-lived assets ceased as of the date they were determined as held for sale. We expect to recognize a gain upon the closing of the Healthcare Technology Net Asset Exchange.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

In conjunction with the proposed Healthcare Technology Net Asset Exchange, we are evaluating strategic options for our EIS business, which is a reporting unit within our McKesson Technology Solutions segment. In the second quarter of 2017, we recorded a provisional non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this business’ goodwill. We completed our analysis of the goodwill impairment assessment in the third quarter of 2017 and concluded that no further adjustment was needed. Most of the goodwill impairment is not deductible for income tax purposes. The impairment primarily resulted from a decline in estimated cash flows. At December 31, 2016, the remaining goodwill balance for this reporting unit was $124 million.

On December 28, 2016, we completed our acquisition of Rexall Health of the Katz Group Canada, Inc. for cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion U.S. dollars), which was funded from cash on hand. Rexall Health operates approximately 470 retail pharmacies in Canada, particularly in Ontario and Western Canada. As part of the transaction, McKesson agreed to divest stores in 26 local markets that the Competition Bureau of Canada identified during its review of the transaction. We do not anticipate any store closures as a result of these divestitures. Commencing in the fourth quarter of 2017, financial results for Rexall will be included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment.

On January 24, 2017, we entered into an agreement to acquire CoverMyMeds LLC (“CMM”) for approximately $1.1 billion and up to an additional $0.3 billion of contingent consideration payable based on CMM’s financial performance through the end of 2019. CMM provides electronic prior authorization solutions and is headquartered in Columbus, Ohio. The transaction is subject to customary closing conditions, including regulatory review, and expected to close in the first half of 2018.
Refer to Financial Notes 2, 3, 4 and 19 “Proposed Healthcare Technology Net Asset Exchange”, “Goodwill Impairment”, “Business Combinations” and “Subsequent Event” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.

Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Distribution Solutions
North America pharmaceutical distribution and services	$41,685	$39,615	5%	$124,271	$119,750	4%
International pharmaceutical distribution and services	6,193	6,022	3	18,794	17,726	6
Medical-Surgical distribution and services	1,558	1,568	(1)	4,657	4,579	2
Total Distribution Solutions	49,436	47,205	5	147,722	142,055	4

Technology Solutions - products and services	694	694	-	2,098	2,151	(2)
Total Revenues	$50,130	$47,899	5%	$149,820	$144,206	4%
Revenues for the third quarter and first nine months of 2017 increased 5% and 4% compared to the same periods a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 99% of our consolidated revenues.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the third quarter and first nine months of 2017 increased primarily due to market growth, higher revenues associated with our 2017 acquisitions including Biologics and Vantage, and expanded business with existing customers. These increases were partially offset by customer losses and for the third quarter of 2017 also by one less sell day.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

International pharmaceutical distribution and services revenues for the third quarter and first nine months of 2017 increased 3% and 6% primarily due to market growth including our acquisitions of UDG and Sainsbury. International revenues were unfavorably impacted by foreign currency effects of 7% and 4% for the third quarter and first nine months of 2017 primarily reflecting a decline in the British pound sterling and Euro against the U.S. dollar.
Medical-Surgical revenues for 2017 benefited from market growth and a small acquisition. Additionally, revenues for the third quarter of 2017 were unfavorably affected by the termination of a long term care contract and lower flu sales. The 2016 second quarter sale of our ZEE Medical business unfavorably affected the revenues for the first nine months of 2017.
Our Distribution Solutions segment is experiencing customer consolidation, including business combinations that impact our customers.
Technology Solutions: Technology Solutions revenues for the third quarter were flat and for the first nine months of 2017 decreased compared to the same periods a year ago. The year-to-date decrease for 2017 was primarily due to a decline in hospital software revenues, the transition of a business to a third party and the sale of a small business in the fourth quarter of 2016. Additionally, revenues for the first nine months of 2017 were also unfavorably affected by the 2016 first quarter sale of our nurse triage business. These decreases were partially offset by higher revenues in our other businesses.
Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Gross Profit
Distribution Solutions	$2,424	$2,511	(3)%		$7,333	$7,462	(2)%
Technology Solutions	388	361	7		1,142	1,102	4
Total	$2,812	$2,872	(2)%		$8,475	$8,564	(1)%
Gross Profit Margin
Distribution Solutions	4.90%	5.32%	(42)	bp	4.96%	5.25%	(29)	bp
Technology Solutions	55.91	52.02	389		54.43	51.23	320
Total	5.61%	6.00%	(39)	bp	5.66%	5.94%	(28)	bp
bp - basis points
Gross profit and gross profit margin for the third quarter and first nine months of 2017 decreased compared to the same periods a year ago primarily due to a decline in our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit and gross profit margin for the third quarter and first nine months of 2017 decreased compared to the same periods a year ago primarily due to weaker pharmaceutical pricing trends and the competitive pricing environment and for the first nine months of 2017 also due to lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business. These decreases were partially offset by our acquisitions, LIFO inventory credits and benefits from our global procurement arrangements.  Gross profit for 2017 also reflects the impact of previously announced customer consolidation activity.  Additionally, gross profit for the first nine months of 2017 and 2016 included $142 million and $76 million of cash receipts for our share of antitrust legal settlements. For the third quarters of 2017 and 2016, LIFO inventory adjustments were credits of $155 million and charges of $33 million, and for the first nine months of 2017 and 2016, credits of $151 million and charges of $215 million.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense or credit is determined based on our estimates of annual LIFO expense which is impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO credits were recognized during the first nine months of 2017 primarily due to lower full year expectations for price increases. LIFO credits are anticipated for full year 2017 primarily due to the expected lower level of price increases.
Technology Solutions
Technology Solutions segment’s gross profit for the third quarter and first nine months of 2017 increased compared to the same periods a year ago primarily due to lower severance charges and higher pull through of deferred revenue, partially offset by the prior year sale of a small business.  Gross profit for the third quarter of 2017 benefited from lower depreciation and amortization expense related to the Core MTS Business assets, which are now classified as held for sale. Additionally, gross profit margin for 2017 was favorably affected by our ongoing cost management efforts and the prior year sale of our businesses.  This segment recorded $8 million and $28 million of charges primarily associated with the wind down of a product line during the third quarter and first nine months of 2016. The severance charges were recorded as follows: $6 million and $21 million in cost of sales and $2 million and $7 million in operating expenses during the third quarter and first nine months of 2016.
Operating Expenses and Other Income, Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Operating Expenses
Distribution Solutions	$1,628	$1,613	1%		$4,784	$4,750	1%
Technology Solutions	256	240	7		1,017	678	50
Corporate	97	99	(2)		291	331	(12)
Total	$1,981	$1,952	1%		$6,092	$5,759	6%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.29%	3.42%	(13)	bp	3.24%	3.34%	(10)	bp
Technology Solutions	36.89	34.58	231		48.47	31.52	1,695
Total	3.95%	4.08%	(13)	bp	4.07%	3.99%	8	bp

Other Income, Net
Distribution Solutions	$17	$8	113%		$43	$30	43%
Technology Solutions	—	1	(100)		1	2	(50)
Corporate	6	4	50		21	11	91
Total	$23	$13	77%		$65	$43	51%

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating expenses for the third quarter and first nine months of 2017 increased 1% and 6% compared to the same periods a year ago. Excluding foreign currency effects of 4% and 2%, operating expenses increased 5% and 8% for the third quarter and first nine months of 2017 primarily due to our acquisitions, partially offset by cost savings from a cost alignment plan implemented in the fourth quarter of 2016 and our ongoing expense management efforts. Additionally, operating expenses for the first nine months of 2017 include a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment. Operating expenses for the third quarter and first nine months of 2017 also include $31 million and $58 million of expenses directly associated with the proposed Healthcare Technology Net Asset Exchange. Operating expenses for the first nine months of 2016 include pre-tax gains of $103 million from the sale of two businesses.
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
The Cost Alignment Plan is expected to incur a total of $250 million to $270 million of pre-tax charges, of which $229 million was recorded in the fourth quarter of 2016 primarily representing severance and employee-related costs. During the third quarter and first nine months of 2017, we recorded pre-tax charges of $5 million and $4 million. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment. We anticipate the Cost Alignment Plan to generate approximately $170 million to $190 million of net pre-tax savings during the fiscal year ending March 31, 2017 and an incremental $70 million to $90 million of net pre-tax savings during the fiscal year ending March 31, 2018. This cumulative run rate of savings is expected to benefit the company in future years. Our operating expenses benefited from the Cost Alignment Plan beginning the first quarter of 2017.
Distribution Solutions

Distribution Solutions segment’s operating expenses for the third quarter and first nine months of 2017 increased 1% compared to the same periods a year ago. Excluding foreign currency effects of 4% and 3%, operating expenses increased 5% and 4% for the third quarter and first nine months of 2017 primarily due to our acquisitions and for the third quarter of 2017 also due to higher bad debt expense. These increase were partially offset by cost savings from the Cost Alignment Plan including lower compensation and benefit costs and our ongoing expense management efforts. Additionally, operating expenses for 2016 benefited from a $52 million pre-tax gain on the 2016 second quarter sale of our ZEE Medical business.
Technology Solutions

Technology Solutions segment’s operating expenses for the third quarter increased 7% compared to the same period a year ago primarily due to transaction expenses associated with the proposed Healthcare Technology Net Asset Exchange, partially offset by cost savings from the Cost Alignment Plan and our ongoing expense management efforts. Operating expenses for the first nine months of 2017 increased compared to the same period a year ago primarily due to a non-cash pre-tax goodwill impairment charge of $290 million and higher severance charges, partially offset by cost savings from the Cost Alignment Plan and our ongoing expense management efforts. Operating expenses for the third quarter and first nine months of 2017 include $31 million and $58 million of expenses directly associated with the proposed Healthcare Technology Net Asset Exchange. Additionally, operating expenses for 2016 benefited from a pre-tax gain of $51 million from the sale of our nurse triage business.
Corporate

Corporate expenses for the third quarter and first nine months of 2017 decreased compared to the same periods a year ago primarily due to cost savings from the Cost Alignment Plan including lower compensation and benefit costs and outside service fees.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to business acquisitions and the proposed Healthcare Technology Net Asset Exchange, were $75 million and $23 million for the third quarters of 2017 and 2016 and $165 million and $86 million for the first nine months of 2017 and 2016. These expenses primarily include consulting fees, employee severance and retention incentives and legal fees. Increases in the acquisition-related expenses were primarily due to the proposed Healthcare Technology Net Asset Exchange and our current year acquisitions, partially offset by a decline in expenses associated with our February 2013 acquisition of PSS World Medical, Inc. (“PSSI”). Our integration of PSSI was substantially completed in the first quarter of 2017.
Acquisition expenses and related adjustments were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Operating Expenses
Integration and separation related expenses	$22	$21	$67	$77
Severance, retention and relocation	7	—	18	1
Transaction closing expenses	43	1	72	6
Other Income, Net	3	1	8	2
Total Acquisition Expenses and Related Adjustments	$75	$23	$165	$86
Acquisition expenses and related adjustments by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Operating Expenses and Other Income, Net
Distributions Solutions	$43	$22	$103	$84
Technology Solutions	33	—	58	—
Corporate	(1)	1	4	2
Total Acquisition Expenses and Related Adjustments	$75	$23	$165	$86
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Distribution Solutions	$100	$97	$311	$298
Technology Solutions	2	11	21	31
Total	$102	$108	$332	$329
Amortization expenses of acquired intangible assets were primarily recorded in operating expenses.
Other Income, Net: Other income, net, for the third quarter and first nine months of 2017 increased compared to the same periods a year ago primarily due to higher interest income and income from our equity investments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2016	2015	Change		2016	2015	Change
Segment Operating Profit (1)
Distribution Solutions	$813	$906	(10)%		$2,592	$2,742	(5)%
Technology Solutions (2)	132	122	8		126	426	(70)
Subtotal	945	1,028	(8)		2,718	3,168	(14)
Corporate Expenses, Net	(91)	(95)	(4)		(270)	(320)	(16)
Interest Expense	(74)	(87)	(15)		(231)	(267)	(13)
Income from Continuing Operations Before Income Taxes	$780	$846	(8)%		$2,217	$2,581	(14)%

Segment Operating Profit Margin
Distribution Solutions	1.64%	1.92%	(28)	bp	1.75%	1.93%	(18)	bp
Technology Solutions	19.02	17.58	144		6.01	19.80	(1,379)

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.

(2)	The first nine months of 2017 include a non-cash pre-tax charge of $290 million for goodwill impairment related to our EIS business.

Segment Operating Profit

Distribution Solutions: Operating profit and operating profit margin decreased for the third quarter and first nine months of 2017 compared to the same periods a year ago primarily due to lower gross profit. Operating profit for the third quarter and the first nine months of 2017 included lower LIFO expense and for the first nine months of 2017 included higher cash receipts representing our share of antitrust legal settlements. Operating expenses for the first nine months of 2016 included a $52 million pre-tax gain from the 2016 second quarter sale of our ZEE Medical business.

Technology Solutions: Operating profit and operating profit margin increased for the third quarter of 2017 compared to the same period a year ago primarily due to higher gross profit. Operating profit and operating profit margin decreased for the first nine months of 2017 compared to the same period a year ago primarily due to higher operating expenses including a $290 million pre-tax charge for goodwill impairment related to our EIS business. Additionally, operating profit for the first nine months of 2016 included a $51 million pre-tax gain from the 2016 first quarter sale of our nurse triage business.
Corporate: Corporate expenses, net, decreased for the third quarter and first nine months of 2017 primarily due to a decrease in operating expenses.
Interest Expense: Interest expense for the third quarter and first nine months of 2017 decreased primarily due to repayments of debt and certain foreign currency denominated credit facilities.
Income Taxes: Our reported income tax rates for the third quarters of 2017 and 2016 were 16.8% and 24.1% and for the first nine months of 2017 and 2016 were 25.7% and 27.3%. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, discrete items, and the beneficial impact of the intercompany transfer of software described more fully below.
On December 19, 2016, we sold various software and ancillary intellectual property relating to our Technology Solutions business between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction, such gain was eliminated upon consolidation. An entity based in the U.S. was the recipient of the software and ancillary intellectual property and is entitled to amortize the fair value of the assets for book and tax purposes. For U.S. GAAP purposes, the tax benefit associated with the amortization of these assets is recognized over the expected remaining lives of the assets. For tax purposes, the fair value of the acquired assets is amortized over a three year period.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Income tax expense for the third quarters of 2017 and 2016 includes net discrete tax benefits of $12 million and $16 million and for the first nine months of 2017 and 2016, $69 million and $45 million. Our discrete tax benefits for the first nine months of 2017 includes a tax benefit of $47 million related to the adoption of the amended accounting guidance on employee share-based compensation.
The non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment, described in Financial Note 3, "Goodwill Impairment," has an unfavorable impact on our effective tax rate for the first nine months of 2017. Approximately $269 million of the total goodwill impairment charge was not tax deductible. The income tax provision for the first nine months of 2017 includes a tax benefit of $8 million related to this impairment charge.
Our income tax provision for the third quarter of 2016 included $19 million discrete tax benefit due to a reduction in our deferred tax liabilities as a result of enacted tax law changes in certain foreign jurisdictions. Additionally, our discrete tax benefits for the first nine months of 2016 includes a tax benefit of $25 million associated with the U.S. Tax Court’s decision in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing agreement.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net for the first nine months of 2017 includes an after-tax loss of $113 million from the sale of our Brazilian pharmaceutical distribution business in the first quarter of 2017. Loss from discontinued operations, net was $11 million for the first nine months of 2016. Diluted loss per common share from discontinued operations for the first nine months of 2017 and 2016 was $0.51 and $0.05.
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
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $633 million and $634 million, and diluted earnings per common share attributable to McKesson Corporation were $2.85 and $2.73 for the third quarters of 2017 and 2016. Net income attributable to McKesson Corporation was $1,482 million and $1,827 million, and diluted earnings per common share attributable to McKesson Corporation were $6.56 and $7.81 for the first nine months of 2017 and 2016.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 222 million and 232 million for the third quarters of 2017 and 2016 and 226 million and 234 million for the first nine months of 2017 and 2016. Weighted average diluted shares for 2017 decreased from 2016 primarily reflecting common stock repurchases during the third quarter of 2017 and the second half of 2016.
Business Combinations
Refer to Financial Notes 4 and 19, “Business Combinations” and “Subsequent Event,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q for further information.
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
Operating activities generated cash of $3,309 million and $566 million during the first nine months of 2017 and 2016. Operating activities for the first nine months of 2017 were affected by higher drafts and accounts payable and increases in receivables primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $3,619 million and $228 million during the first nine months of 2017 and 2016. Investing activities for the first nine months of 2017 include $4,174 million of cash paid for acquisitions (including $2.1 billion for Rexall Health), of which $935 million was prepaid before March 31, 2016 and was released from restricted cash balances. Investing activities for 2017 also include a payment of approximately $100 million to sell our Brazilian business. Investing activities for the first nine months of 2016 included $204 million in net proceeds from the sale of businesses.
Financing activities utilized cash of $1,145 million and $2,247 million during the first nine months of 2017 and 2016. Financing activities for the first nine months of 2017 include cash receipts of $2,803 million and payments of $1,405 million for short-term borrowings (primarily commercial paper notes). Long-term debt repayments for the first nine months of 2017 were primarily due to the repayment of $385 million (or €350 million) of a Euro-denominated bond. Financing activities for the first nine months of 2016 included cash receipts of $1,532 million and payments of $1,668 million for short-term borrowings. Long-term debt repayments during the first nine months of 2016 were primarily due to the repayment of a $400 million of floating rate notes in September 2015 and a $500 million bond in December 2015.
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
In October 2016, the Board authorized the repurchase of up to $4 billion of the Company’s common stock. During the first nine months of 2017, we repurchased 14 million shares for $2 billion through open market transactions. The total authorization outstanding for repurchases of the Company’s common stock was $3.0 billion and $1.0 billion at December 31, 2016 and March 31, 2016.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2016	March 31, 2016
Cash and cash equivalents	$2,434	$4,048
Working capital	1,094	3,366
Debt to capital ratio (1)	47.9%	43.6%
Return on McKesson stockholders’ equity (2)	21.6%	26.0%

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
Our cash and cash equivalents balance as of December 31, 2016 included approximately $1.8 billion held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our debt to capital ratio increased in 2017 primarily reflecting lower McKesson stockholders’ equity.
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
The carrying value of redeemable noncontrolling interests related to Celesio was $1.31 billion at December 31, 2016, which exceeded the maximum redemption value of $1.19 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement, the noncontrolling shareholders of Celesio received a put right that enables them to put their Celesio shares to McKesson at €22.99 per share, the price of which is increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per Celesio share (the “Compensation Amount”) to the noncontrolling shareholders of Celesio under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. Refer to Financial Note 9, “Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
In connection with the transaction, the New Company has received $6.1 billion of committed financing, including $1.2 billion bridge loan, from certain banks. The proceeds are expected to be utilized for repayment of the existing debt of Change Healthcare, payments to Change Healthcare shareholders and McKesson including reimbursements of the transaction-related expenses incurred by McKesson and Change Healthcare. Refer to Financial Note 2, “Proposed Healthcare Technology Net Asset Exchange” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the third quarter and first nine months of 2017, we repurchased 14 million shares for $2 billion through open market transactions. The total authorization outstanding for repurchases of the Company’s common stock was $3.0 billion at December 31, 2016

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the third quarter of 2017.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2016 – October 31, 2016	—	$—	—	$4,996
November 1, 2016 – November 30, 2016	9.0	139.30	9.0	3,736
December 1, 2016 – December 31, 2016	5.0	143.88	5.0	2,996
Total	14.0		14.0	—

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	January 26, 2017	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	January 26, 2017	/s/ Erin M. Lampert
Erin M. Lampert
Senior Vice President and Controller