Form 10-K
period 2017-03-31
MCKESSON CORP
filed 2017-05-22
CIK 927653

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2016, was approximately $37.6 billion.
Number of shares of common stock outstanding on April 30, 2017: 210,902,490
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.	Business.
General
McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns), currently ranked 5th on the FORTUNE 500, is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information technology. We partner with pharmaceutical manufacturers, providers, pharmacies, governments and other organizations in healthcare to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively.
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
Our Distribution Solutions segment distributes branded and generic pharmaceutical drugs and other healthcare-related products internationally and provides practice management, technology, clinical support and business solutions to community-based oncology and other specialty practices. This segment also provides specialty pharmaceutical solutions for pharmaceutical manufacturers including offering multiple distribution channels and clinical trial access to our network of oncology physicians. It also provides medical-surgical supply distribution, logistics and other services to healthcare providers within the United States. Additionally, this segment operates retail pharmacy chains in Europe and Canada, and supports independent pharmacy networks within North America and Europe. It also supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies.
Our Technology Solutions segment provides clinical, financial and supply chain management solutions to healthcare organizations and includes our equity method investment in Change Healthcare, LLC (“Change Healthcare”), a Delaware limited liability company, as further described below.
On June 28, 2016, we entered into a contribution agreement (“Contribution Agreement”) with Change Healthcare Holdings, Inc. (“Change”), a Delaware corporation, and others including shareholders of Change to form a joint venture, Change Healthcare. On December 21, 2016, we received notification from the Department of Justice that their review was closed and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was terminated. On March 1, 2017, the transaction closed upon satisfaction of all other closing conditions pursuant to the Contribution Agreement. Under the terms of the Contribution Agreement, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to Change Healthcare. We retained our RelayHealth Pharmacy and Enterprise Information Solutions (“EIS”) businesses. Change contributed substantially all of its businesses to the joint venture excluding its pharmacy switch and prescription routing business. In exchange for the contribution, we own 70% of the joint venture with the remaining equity ownership held by Change shareholders. Change Healthcare is a healthcare technology company which provides software and analytics, network solutions and technology-enabled services that will deliver wide-ranging financial, operational and clinical benefits to payers, providers and consumers.

McKESSON CORPORATION

Net revenues for our segments for the last three years were as follows:

	Years Ended March 31,
(Dollars in billions)	2017		2016		2015
Distribution Solutions	$195.9	99%	$188.0	98%	$176.0	98%
Technology Solutions	2.6	1	2.9	2	3.1	2
Total	$198.5	100%	$190.9	100%	$179.1	100%
Distribution Solutions Segment
Our Distribution Solutions segment consists of the following businesses: North America pharmaceutical distribution and services, International pharmaceutical distribution and services and Medical-Surgical distribution and services.
North America pharmaceutical distribution and services
Our North America pharmaceutical distribution and services business is the largest pharmaceutical distributor in the United States with more than 40,000 customers and is comprised of the following business units: U.S. Pharmaceutical Distribution, McKesson Specialty Health, McKesson Canada and McKesson Rx Technology Solutions.
U.S. Pharmaceutical Distribution: This business supplies branded, specialty and generic pharmaceuticals and other healthcare-related products to customers throughout the United States in three primary customer channels: (1) retail national accounts (including national and regional chains, food/drug combinations, mail order pharmacies and mass merchandisers); (2) independent retail pharmacies; and (3) institutional healthcare providers such as hospitals, health systems, integrated delivery networks and long-term care providers. This business also provides solutions and services to pharmaceutical manufacturers. This business sources materials and products from a wide array of different suppliers, including certain generic pharmaceutical drugs produced through a contract-manufacturing program and generic pharmaceutical drugs sourced through our sourcing joint venture, ClarusOne Sourcing Services, LLC.
Our U.S. pharmaceutical distribution business operates and serves thousands of customer locations through a network of 27 distribution centers, as well as a primary redistribution center, two strategic redistribution centers and two repackaging facilities, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety and reliability and to provide the best product availability for our customers. For example, in most of our distribution centers we use Acumax® Plus, an award-winning technology that integrates and tracks all internal inventory-related functions such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware and radio frequency signals to provide customers with real-time product availability and industry-leading order quality and fulfillment in excess of 99.9% adjusted accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax® Plus to give customers complete ordering and inventory control. We also offer McKesson ConnectSM, an internet-based ordering system that provides item lookup and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure customers have the right products at the right time for their facilities and patients.
To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology — an analytical approach that emphasizes setting high-quality objectives, collecting data and analyzing results to a fine degree in order to improve processes, reduce costs, enhance service accuracy and safety. We provide solutions to our customers including supply management technology, world-class marketing programs, managed care, repackaging products and services to help them meet their business and quality goals. We continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers.
The major customer groups of our U.S. Pharmaceutical Distribution business can be categorized as retail national accounts, independent retail pharmacies and institutional healthcare providers.
Retail National Accounts — Business solutions that help national account customers increase revenues and profitability. Solutions include:

McKESSON CORPORATION

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

Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:

•
Health Mart® — Health Mart® is a national network of more than 4,800 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees support for managed care contracting, branding and local marketing solutions, the Health Mart private label line of products, merchandising solutions and programs for enhanced patient support.

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

McKESSON CORPORATION

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
In April 2016, we completed the acquisition of Biologics, Inc (“Biologics”), a Cary, North Carolina-based company that provides oncology pharmacy services to providers and patients as well as solutions for manufacturers and payers. For manufacturers, Biologics helps optimize the speed of therapy to the patient, enhance patient adherence and improve patient access to therapy. In addition, Biologics works with manufacturers to develop custom strategies to enhance the clinical and commercial success of their products at each stage of the life-cycle.
Practice Management provides a variety of solutions, including practice operations, healthcare information technology, revenue cycle management and managed care contracting solutions, evidence-based guidelines and quality measurements to support U.S. Oncology Network, one of the nation’s largest network of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care. We also support U.S. Oncology Research, one of the nation’s largest research networks, specializing in oncology clinical trials.
In April 2016, we also completed the acquisition of Vantage Oncology Holdings, LLC (“Vantage”), a leading national provider of integrated oncology and radiation services headquartered in Manhattan Beach, California. Vantage’s comprehensive oncology management services model, including its focus on community-based radiation oncology, medical oncology, surgical specialties and other integrated cancer care services, complements and strengthens the existing offerings of McKesson and U.S. Oncology Network, while allowing patients to access the care they need in an efficient, customizable and cost effective way.
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

McKESSON CORPORATION

McKesson Canada: McKesson Canada is one of the largest pharmaceutical distributors in Canada. McKesson Canada, through its network of 13 distribution centers, provides logistics and distribution for manufacturers - delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada and through its network of infusion clinics, offers specialty services and adherence programs. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada provides automation solutions to its retail and hospital customers, dispensing millions of doses each year. McKesson Canada also provides health information exchange solutions that streamline clinical and administrative communication and retail banner services that help independent pharmacists compete and grow through innovative services and operation support. McKesson Canada’s retail banners comprise the largest network of independent pharmacies in Canada. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for patients.
In December 2016, we completed our acquisition of Rexall Health of the Katz Group Canada, Inc. for $2.9 billion Canadian dollars (or, approximately $2.1 billion U.S dollars). Rexall Health, which operates approximately 470 retail pharmacies in Canada, enhances our ability to provide best-in-class pharmacy care through an expanded retail footprint for patients across Canada. Patients in Canada benefits from greater choice and access, integrated pharmacy care and industry-leading service levels. Rexall Health helps us leverage our existing portfolio of assets to drive growth along the entire value chain, particularly in two of Canada’s fastest growing regions, Ontario and Western Canada.
McKesson Rx Technology Solutions (“MRTS”): This business is comprised of McKesson Pharmacy Technology and Services (“MPTS”), RelayHealth Pharmacy (“RHP”) and CoverMyMeds (“CMM”) and drives greater innovation and value for all stakeholders in the pharmaceutical value chain. MRTS focuses on customers across the pharmacy industry, including manufacturers, payers, retail pharmacies, hospital pharmacies and government agencies. This business supports our customers, including physicians, with a comprehensive, expanded portfolio of solutions designed to help them realize greater business efficiencies, deliver high-quality care, enhance medication adherence and safety, and more effectively connect with other players in the pharmaceutical supply chain.
MPTS provides offerings that allow retail chains, hospital outpatient pharmacies, small and independent pharmacies to meet the high demand for prescriptions while maximizing profits, meeting clinical demands and optimizing operations. It supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies. Solutions include:

•
EnterpriseRx® — A Software as a Service (SaaS) pharmacy management system, that allows large retail chain, health system and retail independent pharmacies to meet demand for prescriptions while maximizing profits and optimizing operations.

•	Pharmaserv® — A fully integrated, server-based pharmacy management system that gives the customer complete control of their pharmacy data.

•	PharmacyRx — A cost-effective, SaaS-based pharmacy management system that can be installed quickly and makes processing prescriptions fast and easy.

•	Macro Helix® — Software as a Service (SaaS)-based solutions that help pharmacists manage, track and report on medication replenishment associated with the federal 340B Drug Pricing Program.

•	Supplylogix® — Develops and delivers practical supply chain intelligence solutions to retail pharmacies to aid in inventory management and control.
RHP is a leading provider of connectivity to pharmacies, manufacturers and payers. RelayHealth® Pharmacy solutions help our customers accelerate the delivery of high-quality care and improve financial performance through electronic prescribing by physicians and point-of-service resolution of pharmacy claims by payers. This business helps provide efficient delivery of medications and pharmacy services, improved care, faster access, and lower costs. Effective April 1, 2017, RHP is included in MRTS within our Distribution Solutions segment; this business was formerly part of our Technology Solutions segment.
On April 3, 2017, we completed our acquisition of CMM, a privately-owned company headquartered in Columbus, Ohio. CMM provides electronic prior authorization solutions to pharmacies, providers, payers and pharmaceutical manufacturers helping patients get their prescribed drugs more efficiently to live healthy lives.

McKESSON CORPORATION

International pharmaceutical distribution and services
Our international pharmaceutical distribution and services business provides distribution and services to the pharmaceutical and healthcare sectors in 13 countries within Europe. The pharmaceutical wholesale business supplies pharmaceuticals and other healthcare-related products generally to retail pharmacies and institutional customers. Its wholesale network consists of approximately 110 branches that deliver to over 50,000 pharmacies daily in European countries. This business functions as a vital link between manufacturers and pharmacies in supplying pharmaceuticals to patients, and generally procures the pharmaceuticals approved in each country as well as other products sold in pharmacies directly from the manufacturers.  Pharmaceutical and other healthcare-related products are stored at regional wholesale branches with the support of its efficient warehousing management system.  The retail pharmacy business serves patients and consumers in European countries directly through over 2,400 of its own pharmacies and over 5,500 participant pharmacies operating under brand partnership arrangements.  The retail business provides traditional prescription pharmaceuticals, non-prescription products and medical services and operates under the Lloyds Pharmacy brand in Belgium, Ireland, Italy, Sweden and the United Kingdom (“U.K.”). The latter is the biggest retail business, which accounted for approximately 71% of the total revenue of the retail pharmacy business for the year ended March 31, 2017.
In April 2016, we completed the acquisition of the pharmaceutical distribution business of UDG Healthcare Plc (“UDG”) based in Ireland and the U.K. for $431 million.  The acquired UDG business primarily provides pharmaceutical and other healthcare products to retail and hospital pharmacies.
In May 2016, we sold our Brazilian pharmaceutical distribution business, which we acquired through our February 2014 acquisition of Celesio. Refer to Financial Note 5, “Discontinued Operations”, to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Medical-Surgical distribution and services
McKesson Medical-Surgical provides medical-surgical supply distribution, logistics and other services to healthcare providers, including physicians’ offices, surgery centers, extended care facilities, hospital reference labs, and homecare and occupational health sites. Through a network of distribution centers within the U.S., we offer more than 250,000 national brand products plus McKesson’s own line of high-quality medical-surgical products. As a leading distributor of products and solutions to the full range of alternate-site healthcare facilities, we care for our customers so they can care for their patients.
Technology Solutions Segment
Our Technology Solutions segment consists of our EIS business and our equity method investment in Change Healthcare.
Equity method investment in Change Healthcare: We own an approximate 70% equity ownership interest in Change Healthcare. Our investment in Change Healthcare is accounted for using the equity method of accounting. Change Healthcare provides software and analytics, network solutions and technology-enabled services that will deliver wide-ranging financial, operational and clinical benefits to payers, providers and consumers. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Enterprise Information Solutions: This business provides clinical and financial information systems for healthcare organizations including professional services, workflow management and supply chain management solutions. We are evaluating strategic options for this business.
Business Combinations, Investments, Discontinued Operations and Other Divestitures
We have undertaken additional strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2, 4, 5 and 7, “Healthcare Technology Net Asset Exchange,” “Business Combinations,” “Discontinued Operations” and “Divestiture of Businesses” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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
Our Technology Solutions segment and our technology businesses within our Distribution Solutions segment experience substantial competition from many companies, including other software services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, payers, care management organizations, hardware vendors and internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered.
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
Other Information about the Business
Customers: During 2017, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 54.2% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 20.2% of our total consolidated revenues. At March 31, 2017, trade accounts receivable from our ten largest customers were approximately 33.7% of total trade accounts receivable. Accounts receivable from CVS were approximately 17.8% of total trade accounts receivable. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than 5% of our purchases in 2017. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally good. The ten largest suppliers in 2017 accounted for approximately 40% of our purchases.

McKESSON CORPORATION

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
Research and Development: Research and development costs were $341 million, $392 million and $392 million during 2017, 2016 and 2015. These costs did not include $16 million, $30 million and $34 million of costs capitalized for software held for sale during 2017, 2016 and 2015. Development expenditures were primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts applied computer technology and installation methodologies to specific information processing needs of hospitals and other customers. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 25, “Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2017 and is not expected to be material in the next year.
Employees: On March 31, 2017, we employed approximately 78,000 employees, including approximately 27,000 part-time employees.
Financial Information About Foreign and Domestic Operations: Certain financial information relating to foreign and domestic operations is included in Financial Note 29, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K. See “Risk Factors” in Part I, Item 1A below for information regarding risks associated with our foreign operations.

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
The majority of our U.S. pharmaceutical distribution business agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide. However, failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations. Certain distribution business agreements we entered into with manufacturers continue to have pharmaceutical price inflation as a component of our compensation. Consequently, our results of operations could be adversely affected if the frequency or magnitude of pharmaceutical price increases or decreases, which we do not control. In addition, we distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. During 2017, our Distribution Solutions segment experienced weaker pharmaceutical pricing trends, which are expected to continue in 2018. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the nature, frequency and magnitude of generic pharmaceutical launches, could have a material adverse impact on our results of operations. Additionally, any future changes in branded and generics drug pricing could be significantly different than our projections.

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
Reimbursements: Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), signed into law in 2010, revised, subject to rulemaking, the federal upper limits (“FUL”) for Medicaid reimbursement for multiple source generic drugs available for purchase by retail community pharmacies on a nationwide basis. On January 21, 2016, the Centers for Medicare and Medicaid Services (“CMS”) released the Covered Outpatient Drugs final rule with comment. The final rule, with limited exceptions, establishes the FUL to be 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly average manufacturer price (“AMP”). Additionally, the final rule established actual acquisition cost as the basis by which states should determine their ingredient cost reimbursement, addressed the sufficiency of dispensing fees to reflect the cost of the pharmacist’s professional services and cost to dispense drugs to Medicaid beneficiaries, and clarified that states are required to evaluate the sufficiency of both ingredient cost and professional dispensing fee when proposing changes to either component. Use of the revised AMP-based FUL may result in a reduction in the Medicaid reimbursement rates to our customers for certain pharmaceuticals, which could indirectly impact the prices that we can charge our customers and cause corresponding declines in our profitability.

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
As part of these operating, security and licensure standards, we regularly receive requests for information and occasionally subpoenas from government authorities. In some instances, these can lead to monetary penalties and/or license revocation. In January 2017, we reached an agreement with the DEA and Department of Justice pursuant to which we paid the sum of $150 million to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances. The DEA is suspending, on a staggered basis for limited periods of time, McKesson’s DEA registrations to distribute certain controlled substances from four McKesson distribution centers.
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

McKESSON CORPORATION

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
Privacy: There are numerous federal, state and foreign laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse, specialty pharmacy and medical surgical supply business.
The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. To the extent permitted by applicable privacy regulations and our contracts with our customers, we may use and disclose protected health information to perform our services and for other limited purposes, such as creating de-identified information. Other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the privacy regulations. Determining whether protected health information has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation.
If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS performs compliance audits of Covered Entities and Business Associates and enforces the HIPAA privacy and security standards. HHS has become an increasingly active regulator and has signaled its intention to continue this trend. HHS has the discretion to impose penalties without being required to attempt to resolve violations through informal means, such as implementing a corrective action plan. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurance regarding how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level might also require us to make costly system purchases and/or modifications from time to time.
Healthcare Reform:    The Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement and/or finalize (e.g. nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage). Further, as a result of the November 2016 U.S. presidential election, there are uncertainties associated with efforts to change or repeal the ACA or other healthcare reforms, and we cannot predict their full effect on the Company at this time. Two top legislative priorities of the new presidential administration and Congress may be significant reform of the ACA, as discussed above, and reform of the Internal Revenue Code of 1986, as amended (the “Code”), including significant changes to taxation of business entities and the deductibility of interest expense. While there is currently a substantial lack of clarity around the likelihood, timing and details of any such policies and reforms, such policies and reforms may have a material adverse impact on our results of operations.

McKESSON CORPORATION

FDA Regulation of Medical Software:  The FDA has increasingly focused on the regulation of medical software and health information technology products as medical devices under the federal Food, Drug and Cosmetic Act. For example, in February 2015, the FDA issued guidance to inform manufacturers and distributors of medical device data systems that it did not intend to enforce compliance with regulatory controls that apply to medical device data systems, medical image storage devices, and medical image communication devices. If the FDA chooses to regulate more of our products as medical devices, or subsequently changes or reverses its guidance regarding not enforcing regulatory controls for certain medical device products, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any additional FDA regulations governing health information technology products, once issued, may increase the cost and time to market of new or existing products or may prevent us from marketing our products. In December 2016, Congress passed and the President signed into law the 21st Century Cures Act. The 21st Century Cures Act changes the way health IT would be regulated by the FDA. The bill also carves most health IT products out of the FDA’s jurisdiction, but includes a clawback provision that would enable FDA to regulate products on a case-by-case basis if it determined they pose a risk to patient safety.
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
We have operations based in, and we source and contract manufacture pharmaceutical and medical-surgical products in, a number of foreign countries. Moreover, in Europe, Celesio operates as a wholesale and retail company and provider of logistics and services to the pharmaceutical and healthcare sector.
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
On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, which proposed exit (and the political, economic and other uncertainties it has raised) has exacerbated and may further exacerbate many of the risks and uncertainties described above. Negotiations on withdrawal and post-exit arrangements likely will be complex and protracted, and there can be no assurance regarding the terms, timing or consummation of any such arrangements. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our results of operations.

McKESSON CORPORATION

In addition, foreign operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar regulations in foreign jurisdictions. The U.K. Bribery Act, for example, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse impact on our financial position and results of operations.
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
Provincial governments in Canada provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs. Provincial governments in Canada have introduced significant changes in recent years in an effort to reduce the costs of publicly funded health programs. For instance, to reduce the cost for taxpayers, provincial governments have taken steps to reform the rules regarding the sale of generic drugs. These changes include the significant lowering of prices for generic pharmaceuticals and, in some provinces, changes to the allowable amounts of professional allowances paid to pharmacists by generic manufacturers, the tendering of generic molecules on provincial drug formularies as well as the tendering of drug distribution services by provincial governments. These reforms may adversely affect the distribution of drugs as well as the pricing for prescription drugs for the Company’s operations in Canada. Other provinces have implemented or are considering similar changes, which would also lower pharmaceutical pricing and service fees. Individually or in combination, such changes in the Canadian healthcare environment may significantly reduce our Canadian revenue and operating profit.
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
In addition, in many European countries the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. In recent years, in response to the recessionary environment and financial crisis in Europe, a number of European governments, including the government in the United Kingdom in the past year, have announced or implemented austerity measures to reduce healthcare spending and constrain overall government expenditures. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceuticals and may cause our customers to purchase fewer of our products and services and reduce the prices they are willing to pay.
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
In Europe, we are subject to the 1995 European Union (“EU”) Directive on Data Protection (“1995 Data Protection Directive”), which requires EU member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition, certain member states have adopted more stringent data protection standards. In May 2018, the General Data Protection Regulation (“GDPR”) will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.
Our results of operations, which are stated in U.S. dollars, could be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollar. Changes in foreign currency exchange rates could have a significant adverse impact on our financial results that are reported in the U.S. dollar. For example, the day after the United Kingdom approved an advisory referendum to withdraw from the European Union in June 2016, the British pound sterling fell by more than 10 percent against the U.S. dollar, to its lowest level in more than 30 years. The fall in the British pound sterling relative to the U.S. dollar and Euro, and the strengthening of the U.S. dollar relative to a number of currencies including the British pound sterling and Euro, could have significant impacts on the business and financial results. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies.
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
Achieving the anticipated benefits of any acquisition is subject to a number of risks and uncertainties, including foreign exchange fluctuations, challenges of managing new domestic or international operations, and whether we can ensure continued performance or market growth of products and services. The integration process is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of any transaction will be realized or, if realized, the timing of its realization. It is possible that the integration process could take longer than anticipated, and could result in the loss of employees, the disruption of each company’s ongoing businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. Any of these events could adversely affect our ability to achieve the anticipated benefits of an acquisition and which could have a material adverse impact on our results of operations.

McKESSON CORPORATION

Any significant diversion of management’s attention away from the ongoing businesses, and any difficulties encountered in the acquisition, transition and integration process, could adversely affect our financial results. Moreover, the failure to achieve the anticipated benefits of a transaction could result in increased costs or decreases in the amount of expected revenues, and could adversely affect our future business, financial position and operating results. Events outside of our control, including changes in regulations and laws, as well as economic trends, could also adversely affect our ability to realize the expected benefits from a transaction.
Our results of operations could be impacted if our investment in Change Healthcare fails to perform as expected.
On March 1, 2017, McKesson contributed the majority of its Core MTS Business and Change contributed substantially all of its businesses, excluding its pharmacy switch and prescription routing businesses, to form a joint venture, Change Healthcare. The purpose of the transaction was to create a new healthcare information technology company, bringing together the complementary strengths of the contributed assets to provide software and analytics, network solutions and technology-enabled services that will help customers obtain actionable insights, exchange mission-critical information, control costs, optimize revenue opportunities, increase cash flow and effectively navigate the shift to value-based healthcare. Change Healthcare is jointly governed by McKesson and Change. Operating a business under joint governance of unaffiliated, controlling members could lead to conflicts of interest or deadlocks on important and time-sensitive operational, financial or strategic decisions, and will require additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. If we are unable to manage our joint venture relationship and to realize the strategic and financial benefits that we expect, including an initial private offering of Change Healthcare, such inability to manage the relationship or realize benefits may have a material adverse impact on our results of operations.
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

McKESSON CORPORATION

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
Our Technology Solutions segment and McKesson Rx Technology Solutions businesses experience substantial competition from many companies, including other software services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, payers, care management organizations, hardware vendors and internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered.
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
In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2017, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 54.2% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 20.2% of our total consolidated revenues. At March 31, 2017, trade accounts receivable from our ten largest customers were approximately 33.7% of total trade accounts receivable. Accounts receivable from CVS were approximately 17.8% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations and liquidity.
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

McKESSON CORPORATION

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
Despite our implementation of a variety of physical, technical and administrative security measures, our and our customers’ computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we and our customers have experienced threats to data and systems, including malware and ransomware attacks, unauthorized access, system failures, and disruptions.

McKESSON CORPORATION

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
Transactions like our acquisitions of Celesio and Rexall expose us to additional risks related to providing pharmacy services. Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. Although we maintain liability insurance, the coverage may not be adequate to protect us against future claims. If our insurance coverage proves to be inadequate or unavailable, or we suffer reputational harm as a result of an error or omission, it could have a material adverse impact on our results of operations.
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
The software and technology services that we sell or operate are complex. As with complex systems offered by others, our software and technology services may contain errors, especially when first introduced. For example, our Technology Solutions segment systems are intended to provide information to healthcare professionals in the course of delivering patient care. Therefore, users of our software and technology services have a greater sensitivity to errors than the general market for software products. If clinicians’ use of our software and technology services leads to faulty clinical decisions or injury to patients, we could be subject to claims or litigation by our customers, clinicians or patients. In addition, such failures could damage our reputation and could negatively affect future sales.
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
We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (1) power loss and telecommunications failures; (2) fire, flood, hurricane and other natural disasters; (3) software and hardware errors, failures or crashes; and (4) cyberattacks, computer viruses, hacking and other similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change controls, information security procedures, and continued development and enhancement of our cyber security, but our precautions may not protect against all risks. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. If customers’ access is interrupted from failure or breach of our operational or information security systems, or those of our contractors or third party service providers, we could suffer reputational harm or be exposed to liabilities arising from the unauthorized and improper use or disclosure of confidential or proprietary information. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.
We may be required to record a significant charge to earnings if our goodwill, intangible assets, or investments become impaired.
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
Our investment in Change Healthcare represents the fair value of our 70% equity interest in Change Healthcare upon closing. We may experience declines in its fair value. A decline in the fair value of our Change Healthcare investment may require that we review the carrying value for potential impairment, and such review could result in impairments and charges to our consolidated statements of operations.

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
In addition, as jurisdictions enact legislation to implement the recommendations of the recently concluded base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development or as a result of the European Commission’s investigations into illegal state aid, changes to long-standing tax principles may result which could adversely impact our tax expense and cash flows.
Volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit, our cost of credit and the financial soundness of our customers and suppliers.
Volatility and disruption in the global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by other financial institutions, or decreased liquidity and increased costs in the commercial paper market, may adversely affect the availability and cost of credit already arranged and the availability, terms and cost of credit in the future. Although we believe that our operating cash flow, financial assets, current access to capital and credit markets, including our existing credit facilities, will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.
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
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as the amended guidance for revenue recognition and leases, may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could result in a material adverse impact on our financial position and results of operations.

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
Moreover, we utilize contractors and employees located outside of the United States to assist us in performing services or providing support for our customers. Certain of these resources may have access to personal information, including protected health information. Some of our customers have contractually limited or may seek to limit our ability to use our offshore resources which may increase our costs due to concerns regarding potential misuse of this information. Further, Congress and a number of states have considered legislation that would restrict the transmission of personal information of United States residents offshore. Some proposals impose liability on healthcare businesses resulting from misuse or prohibited transmission of personal information to individuals or entities outside the United States and may require the prior consent of the identifiable patient. Congress also has considered establishing a private civil cause of action enabling an individual to recover damages sustained as a result of a violation of these proposed restrictions. If our ability to utilize offshore resources is limited by our customers or legislative action, the work currently being performed offshore may be done at a lower margin or at a loss and we may be subject to sanctions if we are unable to comply with new legislative requirements. Use of offshore resources may increase our risk of violating data security and privacy obligations to our customers, which could adversely affect our results of operations.
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

McKESSON CORPORATION

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
Because of the nature of our principal businesses, our plant, warehousing, retail pharmacies, office and other facilities are operated in widely dispersed locations, primarily throughout North America and Europe. The warehouses and retail pharmacies are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 23, “Lease Obligations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
Certain legal proceedings in which we are involved are discussed in Financial Note 25, “Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	58	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company — 21 years.

James A. Beer	56
Executive Vice President and Chief Financial Officer since October 2013; Executive Vice President and Chief Financial Officer, Symantec Corporation from 2006 to October 2013; Senior Vice President and Chief Financial Officer, AMR Corporation and its principal subsidiary, American Airlines, Inc., from 2004 to 2006. Service with the Company — 3 years.

Jorge L. Figueredo	56	Executive Vice President, Human Resources since May 2008. Service with the Company — 9 years.

Paul C. Julian	61	Executive Vice President and Group President since April 2004. Service with the Company — 21 years.

Kathleen D. McElligott	61
Executive Vice President, Chief Information Officer and Chief Technology Officer since July 2015; Chief Information Officer and Vice President, Information Technology, Emerson Electric from 2010 to July 2015. Service with the Company — 1 year, 9 months.

Bansi Nagji	52
Executive Vice President, Corporate Strategy and Business Development since February 2015; Principal, Deloitte Consulting, LLP and Global Leader, Monitor Deloitte (which was formed by the global merger of Monitor Group with Deloitte) from January 2013 to February 2015; President, Monitor Group from July 2012 to January 2013; Partner, Monitor Group from 2001 to January 2013. Service with the Company — 2 years.

Lori A. Schechter	55
Executive Vice President, General Counsel and Chief Compliance Officer since June 2014; Associate General Counsel from January 2012 to June 2014; Litigation Partner, Morrison & Foerster LLP from January 1995 to December 2011. Service with the Company — 5 years.

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
The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2017		2016
	High	Low	High	Low
First quarter	$188.43	$154.33	$243.61	$219.51
Second quarter	$199.43	$163.57	$236.86	$160.10
Third quarter	$166.78	$114.53	$202.20	$169.00
Fourth quarter	$153.07	$134.17	$196.84	$148.29

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2017 was approximately 5,974.

(c)
Dividends: In July 2015, the Company’s quarterly dividend was raised from $0.24 to $0.28 per common share for dividends declared after such date, until further action by the Company’s Board of Directors (the “Board”).  The Company declared regular cash dividends of $1.12 and $1.08 per share in the years ended March 31, 2017 and 2016.

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

During the last three years, our share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions.
In May and October 2015, the Board authorized the repurchase of up to $500 million and $2 billion of the Company’s common stock.
In 2016, we repurchased 4.5 million of the Company’s shares for $854 million through open market transactions at an average price per share of $192.27. In February 2016, we entered into an ASR program with a third-party financial institution to repurchase $650 million of the Company’s common stock. This ASR program was completed during the 2016 fourth quarter and we repurchased 4.2 million shares at an average price per share of $154.04. During 2016, we completed the May 2015 share repurchase authorization. At March 31, 2016, $1.0 billion remained available for future authorized repurchases of the Company’s common stock under the October 2015 authorization.
In October 2016, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock.
In 2017, we repurchased 14.1 million of the Company’s shares for $2 billion through open market transactions at an average price per share of $140.96.  In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. As of March 31, 2017, we had received 1.4 million shares under this program. This ASR program was completed in April 2017 and we received 0.3 million additional shares. The total number of shares repurchased under this ASR program was 1.7 million shares at an average price per share of $143.19.  During 2017, we completed the October 2015 share repurchase authorization. The total authorization outstanding for repurchases of the Company’s common stock was $2.7 billion at March 31, 2017.

McKESSON CORPORATION

In 2016, we retired 115.5 million or $7.8 billion of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $6.4 billion and $1.5 billion during 2016.
The following table provides information on the Company’s share repurchases during the fourth quarter of 2017:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 29, 2017	—	—	—	—
March 1, 2017 - March 31, 2017	1.4	143.19	1.4	2,746
Total	1.4		1.4	$2,746

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

	March 31,
	2012	2013	2014	2015	2016	2017
McKesson Corporation	$100.00	$124.07	$204.26	$262.91	$183.82	$174.50
S&P 500 Index	$100.00	$113.96	$138.87	$156.55	$159.34	$186.71
S&P 500 Health Care Index	$100.00	$125.19	$161.79	$204.17	$193.59	$216.03
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2012 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2017	2016	2015	2014	2013
Operating Results
Revenues	$198,533	$190,884	$179,045	$137,392	$122,196
Percent change	4.0%	6.6%	30.3%	12.4%	(0.2)%
Gross profit	$11,271	$11,416	$11,411	$8,352	$6,881
Income from continuing operations before income taxes (2)	6,891	3,250	2,657	2,171	1,950
Income (loss) after income taxes
Continuing operations (2)	5,277	2,342	1,842	1,414	1,363
Discontinued operations	(124)	(32)	(299)	(156)	(25)
Net income	5,153	2,310	1,543	1,258	1,338
Net (income) loss attributable to noncontrolling interests (1)	(83)	(52)	(67)	5	—
Net income attributable to McKesson Corporation (2)	5,070	2,258	1,476	1,263	1,338

Financial Position
Working capital	$1,336	$3,366	$3,173	$3,221	$1,813
Days sales outstanding for: (3)
Customer receivables	27	28	26	29	26
Inventories	30	32	31	33	33
Drafts and accounts payable	61	59	54	54	51
Total assets	$60,969	$56,523	$53,870	$51,759	$34,786
Total debt, including capital lease obligations	8,545	8,114	9,844	10,594	4,873
Total McKesson stockholders’ equity (4)	11,095	8,924	8,001	8,522	7,070
Payments for property, plant and equipment	404	488	376	278	241
Acquisitions, net of cash and cash equivalents acquired	4,237	40	170	4,634	1,873

Common Share Information
Common shares outstanding at year-end	211	225	232	231	227
Shares on which earnings per common share were based
Diluted	223	233	235	233	239
Basic	221	230	232	229	235
Diluted earnings (loss) per common share attributable to McKesson Corporation (5)
Continuing operations	$23.28	$9.84	$7.54	$6.08	$5.69
Discontinued operations	(0.55)	(0.14)	(1.27)	(0.67)	(0.10)
Total	22.73	9.70	6.27	5.41	5.59
Cash dividends declared	249	249	226	214	192
Cash dividends declared per common share	1.12	1.08	0.96	0.92	0.80
Book value per common share (5) (6)	52.58	39.66	34.49	36.89	31.15
Market value per common share - year-end	148.26	157.25	226.20	176.57	107.96

Supplemental Data
Debt to capital ratio (7)	39.2%	43.6%	50.3%	55.4%	40.6%
Average McKesson stockholders’ equity (8)	$9,282	$8,688	$8,703	$7,803	$7,294
Return on McKesson stockholders’ equity (9)	54.6%	26.0%	17.0%	16.2%	18.3%
Footnotes to Five-Year Highlights:

(1)
2016 and 2015 primarily reflect guaranteed dividends and annual recurring compensation that McKesson became obligated to pay to the noncontrolling shareholders of Celesio AG upon the effectiveness of the Domination Agreement in December 2014. 2017 also includes net income attributable to third-party equity interests in our consolidated entities including Vantage and ClarusOne Sourcing Services LLC, which was established between McKesson and Wal-Mart Stores, Inc.

(2)	2017 includes a pre-tax gain of $3,947 million ($3,018 million after-tax) from the deconsolidation of our Core MTS Business in connection with Healthcare Technology Net Asset Exchange.

(3)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(4)	Excludes noncontrolling and redeemable noncontrolling interests.

(5)	Certain computations may reflect rounding adjustments.

(6)	Represents McKesson stockholders’ equity divided by year-end common shares outstanding.

(7)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity excluding accumulated other comprehensive income (loss).

(8)	Represents a five-quarter average of McKesson stockholders’ equity.

(9)	Ratio is computed as net income attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We conduct our business through two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. Refer to Financial Note 29, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for a description of these segments.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

RESULTS OF OPERATIONS
Overview:

(Dollars in millions, except per share data)	Years Ended March 31,			Change
	2017	2016	2015	2017	2016

Revenues	$198,533	$190,884	$179,045	4%	7%

Gross Profit	$11,271	$11,416	$11,411	(1)%	—%

Operating Expenses
Operating Expenses Excluding Gain on Healthcare Technology Net Asset Exchange, net	$(8,109)	$(7,871)	$(8,443)	3%	(7)%
Gain on Healthcare Technology Net Asset Exchange, net	3,947	—	—	—	—
Total Operating Expenses	$(4,162)	$(7,871)	$(8,443)	(47)%	(7)%

Income from Continuing Operations Before Income Taxes	$6,891	$3,250	$2,657	112%	22%
Income Tax Expense	(1,614)	(908)	(815)	78	11
Income from Continuing Operations	5,277	2,342	1,842	125	27
Loss from Discontinued Operations, Net of Tax	(124)	(32)	(299)	288	(89)
Net Income	5,153	2,310	1,543	123	50
Net Income Attributable to Noncontrolling Interests	(83)	(52)	(67)	60	(22)
Net Income Attributable to McKesson Corporation	$5,070	$2,258	$1,476	125%	53%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$23.28	$9.84	$7.54	137%	31%
Discontinued Operations	(0.55)	(0.14)	(1.27)	293	(89)
Total	$22.73	$9.70	$6.27	134%	55%

Weighted Average Diluted Common Shares	223	233	235	(4)%	(1)%
Revenues for 2017 and 2016 increased 4% and 7% compared to the same periods a year ago primarily due to market growth and expanded business with existing customers within our North America pharmaceutical distribution businesses. Revenues for 2017 also increased due to our 2017 acquisitions including UDG Healthcare Plc (“UDG”), Biologics, Inc. (“Biologics”), Vantage Oncology Holdings, LLC (“Vantage”) and Rexall Health. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross profit decreased 1% in 2017 and was flat in 2016 compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 1% and 4%, gross profit remained flat in 2017 and increased 4% in 2016. Gross profit margin decreased in 2017 primarily due to weaker pharmaceutical manufacturer pricing trends, the competitive sell-side pricing environment, our mix of business and lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business. These decreases were partially offset by our acquisitions, LIFO inventory credits, higher cash receipts from antitrust legal settlements and benefits from our global procurement arrangements. Gross profit margin decreased in 2016 primarily due to a lower sell margin within our North America distribution business driven by increased customer sales volume with some of our largest customers, partially offset by higher buy margin including benefits from our global procurement arrangements, lower LIFO-related inventory charges and higher cash receipts from antitrust legal settlements. Gross profit included LIFO-related inventory credits of $7 million in 2017 and charges of $244 million and $337 million in 2016 and 2015. LIFO credits were recognized in 2017 primarily due to the impact of lower price increases. Gross profit for 2017 and 2016 also included $144 million and $76 million of cash receipts representing our share of antitrust legal settlements. During 2017 and 2016, our Distribution Solutions segment experienced weaker pharmaceutical manufacturer pricing trends, which are expected to continue in 2018.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Operating expenses decreased 47% and 7% in 2017 and 2016 compared to the same periods a year ago. Excluding favorable foreign currency effects of 2% and 5%, operating expenses decreased 45% and 2% in 2017 and 2016. Operating expenses decreased in 2017 primarily due to a pre-tax gain of $3,947 million (after-tax gain of $3,018 million) recognized from the deconsolidation of the majority of our Technology Solutions businesses (“Core MTS Business”), as further described below.
On June 28, 2016, we entered into a Contribution Agreement with Change, and others including shareholders of Change to form a joint venture, Change Healthcare. On March 1, 2017, the transaction closed upon satisfaction of all closing conditions pursuant to the Contribution Agreement. Under the terms of the Contribution Agreement, we contributed the majority of our Core MTS Business to the joint venture. We retained our RelayHealth Pharmacy and EIS businesses. We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million). The pre-tax gain was calculated based on the difference between the fair value of our 70% equity interest in the joint venture, less the carrying amount of the contributed Core MTS Business’ net assets of $1,132 million and $1,258 million of promissory notes, a $136 million liability associated with a tax receivable agreement and transaction and other related expenses. The $1,258 million of promissory notes were subsequently repaid in cash from proceeds of Change Healthcare’s long term debt issuance. The gain is subject to final net working capital and other adjustments within 90 days from the transaction close date and is recorded in operating expenses within our Technology Solutions segment.
Our investment in Change Healthcare is accounted for using the equity method of accounting on a one-month reporting lag. We disclose intervening events at the joint venture in the lag period that could materially affect our consolidated financial statements, if applicable. In March 2017, our proportionate share of transaction expenses incurred by the joint venture is estimated to be approximately $80 million to $120 million. However, due to the timing of the transaction and the one-month reporting lag, no net income or loss from our investment was recorded in our financial results for 2017. Commencing April 1, 2017, our proportionate share of the net income or loss from the joint venture including these transaction expenses will be recorded in “Other Income, Net” in our consolidated statement of operations.
Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Excluding the gain on Healthcare Technology Net Asset Exchange, 2017 operating expenses increased primarily due to a non-cash pre-tax charge of $290 million ($282 million after-tax) for goodwill impairment related to our EIS business within our Technology Solutions segment and higher expenses due to our 2017 acquisitions. In connection with the Healthcare Technology Net Asset Exchange, we are evaluating strategic options for our EIS business. 2017 operating expenses benefited from lower restructuring charges and cost savings associated with a cost alignment plan implemented in the fourth quarter of 2016 and ongoing expense management efforts. 2016 operating expenses decreased primarily due to pre-tax gains of $103 million from the sale of two businesses and lower acquisition-related expenses, partially offset by pre-tax restructuring charges of $203 million relating to the 2016 cost alignment plan. Additionally, 2015 operating expenses included a pre-tax and after-tax $150 million charge associated with the settlement of controlled substance distribution claims with the Drug Enforcement Administration (“DEA”), Department of Justice (“DOJ”) and various U.S. Attorney’s offices.
Income from continuing operations before income taxes increased in 2017 and 2016 compared with the prior years primarily due to lower operating expenses.
Our reported income tax rates were 23.4%, 27.9% and 30.7% in 2017, 2016 and 2015. Income tax expense for 2017 included discrete income tax benefits of $54 million related to the early adoption of the amended accounting guidance on share-based compensation. In 2017, we sold various software and ancillary intellectual property relating to our Technology Solutions business between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions and recognized a net tax benefit of $137 million prior to the contribution of these assets to Change Healthcare.
Loss from discontinued operations, net of tax, for 2017 includes an after-tax loss from discontinued operations of $113 million resulting from the 2017 first quarter sale of our Brazilian pharmaceutical distribution business and for 2015, included pre-tax non-cash impairment charges of $241 million ($235 million after-tax) associated with the same Brazilian business.
Net income attributable to McKesson Corporation was $5,070 million, $2,258 million and $1,476 million in 2017, 2016 and 2015 and diluted earnings per common share attributable to McKesson Corporation from continuing operations were $23.28, $9.84

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

and $7.54. Diluted loss per common share attributable to McKesson Corporation from discontinued operations were $0.55, $0.14 and $1.27 in 2017, 2016 and 2015.
On April 3, 2017, we completed our acquisition of CoverMyMeds LLC (“CMM”) for $1.3 billion and up to an additional $0.2 billion of contingent consideration payable based on CMM’s financial performance through the end of 2019. CMM provides electronic prior authorization solutions and is headquartered in Columbus, Ohio. Refer to Financial Note 4, “Business Combinations” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2017	2016	2015	2017	2016
Distribution Solutions
North America pharmaceutical distribution & services	$164,832	$158,469	$143,711	4%	10%
International pharmaceutical distribution & services	24,847	23,497	26,358	6	(11)
Medical-Surgical distribution & services	6,244	6,033	5,907	3	2
Total Distribution Solutions	195,923	187,999	175,976	4	7

Technology Solutions - products and services	2,610	2,885	3,069	(10)	(6)
Total Revenues	$198,533	$190,884	$179,045	4%	7%
Revenues increased 4% and 7% in 2017 and 2016 compared to the same periods a year ago primarily driven by our Distribution Solutions segment, which accounted for approximately 99% of our consolidated revenues.
Distribution Solutions
North America pharmaceutical distribution and services revenues increased over the last two years primarily due to market growth, higher revenues associated with our 2017 acquisitions including Biologics, Vantage and Rexall Health, and expanded business with existing customers. These increases were partially offset by customer losses. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
International pharmaceutical distribution and services revenues increased 6% in 2017 and decreased 11% in 2016. Excluding unfavorable foreign currency effects of 5% and 12%, revenues increased 11% and 1% in 2017 and 2016. Revenues increased in 2017 primarily due to market growth and our acquisition of UDG. Revenue growth for 2016 primarily reflected increased revenues in the United Kingdom due to a new distribution agreement with a manufacturer, which was almost fully offset by lower revenues in Norway associated with the loss of a hospital contract.
Medical-Surgical distribution and services revenues increased over the last two years primarily due to market growth. Revenues for 2017 also benefited from an acquisition and for 2016 were unfavorably affected by the sale of our ZEE Medical business in the second quarter of 2016.
Technology Solutions
Technology Solutions revenues for 2017 decreased primarily due to one less month of revenues from the Core MTS Business, which was contributed to Change Healthcare on March 1, 2017. Revenues decreased over the last two years primarily due to a decline in hospital software revenues, partially offset by higher revenues in our other businesses. Additionally, 2016 revenues decreased as a result of the sale of our nurse triage business and the transition of our workforce business within our International Technology business to a third party during the first quarter of 2016.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Gross Profit:

	Years Ended March 31,			Change
(Dollars in millions)	2017	2016	2015	2017		2016
Gross Profit
Distribution Solutions (1) (2)	$9,856	$9,948	$9,937	(1)%		—%
Technology Solutions (2)	1,415	1,468	1,474	(4)		—
Total	$11,271	$11,416	$11,411	(1)%		—%

Gross Profit Margin
Distribution Solutions	5.03%	5.29%	5.65%	(26)	bp	(36)	bp
Technology Solutions	54.21	50.88	48.03	333		285
Total	5.68	5.98	6.37	(30)		(39)
bp - basis points

(1)
Distribution Solutions segment’s gross profit includes LIFO credits of $7 million in 2017 and LIFO charges of $244 million and $337 million in 2016 and 2015. Gross profit for 2017, 2016 and 2015 also includes $144 million, $76 million and $3 million of net cash proceeds representing our share of antitrust legal settlements.

(2)
Gross profit for 2017 includes pre-tax credits of $4 million from the 2016 cost alignment plan within our Technology Solutions segment, and for 2016 includes pre-tax restructuring charges of $5 million and $21 million related to the 2016 cost alignment plan within our Distribution Solutions segment and Technology Solutions segment.

Gross profit decreased 1% in 2017 and remained flat in 2016 compared to the same periods a year ago. Excluding unfavorable foreign currency effects of 1% and 4%, gross profit remained flat in 2017 and increased 4% in 2016. Gross profit margin decreased in 2017 and 2016. These changes were primarily due to our Distribution Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit decreased 1% in 2017 and remained flat in 2016. Excluding unfavorable foreign currency effects of 2% and 4%, gross profit increased 1% and 4% in 2017 and 2016.
Gross profit margin for 2017 decreased primarily due to weaker pharmaceutical manufacturer pricing trends, the competitive sell-side pricing environment and lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business, partially offset by LIFO inventory credits, higher cash receipts representing our share of antitrust legal settlements, higher global procurement benefits and our 2017 acquisitions. Gross profit for 2017 also reflects the impact of previously announced customer consolidation activity. Gross profit margin for 2016 decreased primarily due to a lower sell margin within our North America distribution business driven by increased customer sales volume with some of our largest customers, partially offset by lower LIFO inventory charges. Gross profit margin over the last two years was favorably affected by benefits from our global procurement arrangements and higher cash receipts representing our share of antitrust legal settlements. Buy margin primarily reflects volume and timing of compensation we receive from pharmaceutical manufacturers, including the effects of price increases of both branded and generic drugs. During 2017 and 2016, our Distribution Solutions segment experienced weaker pharmaceutical manufacturer pricing trends, which are expected to continue in 2018.
Our LIFO inventory credits were $7 million in 2017 and LIFO charges were $244 million and $337 million in 2016 and 2015. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the net impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the net impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our annual LIFO charge is affected by changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credits or expense. LIFO credits were recognized in 2017 and LIFO charge decreased in 2016 compared to 2015 primarily due to the impact of lower price increases. As of March 31, 2017 and 2016, pharmaceutical inventories at LIFO did not exceed market.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Technology Solutions
Technology Solutions segment’s gross profit decreased in 2017 and remained flat in 2016. Gross profit for 2017 decreased due to one less month of gross profit from the Core MTS Business, which was contributed to the joint venture on March 1, 2017. This segment’s gross profit margin increased over the last two years.
Gross profit margin for 2017 increased primarily due to a decline in hospital software revenues, lower severance charges, ongoing cost management efforts and the prior year sales of businesses, partially offset by a lower margin from our hospital software business. Gross profit margin for 2017 also benefited from lower depreciation and amortization expenses related to the Core MTS Business’ assets, which were classified as held for sale since the second quarter of 2017. Depreciation and amortization related to the long-lived assets ceased as of the date they were determined as held for sale.
Gross profit margin for 2016 benefited from the sale of our nurse triage business, transitioning of our workforce business within our International Technology business to a third party, and higher pull-through of deferred revenue. These increases were partially offset by $49 million of pre-tax severance charges including charges associated with the 2016 cost alignment plan. Additionally, in 2015 we recorded a $34 million pre-tax non-cash charge representing a catch-up in depreciation and amortization expenses associated with our workforce business within our International Technology business. This business, which was previously designated as a discontinued operation, was reclassified to a continuing operation in 2015 when we decided to retain the business.
Operating Expenses:

	Years Ended March 31,			Change
(Dollars in millions)	2017	2016	2015	2017	2016
Operating Expenses
Distribution Solutions (1) (3)	$6,559	$6,436	$6,938	2%	(7)%
Technology Solutions (1)(2)(3)	1,148	951	1,039	21	(8)
Gain on Healthcare Technology Net Asset Exchange, net	(3,947)	—	—	—	—
Corporate (1)	402	484	466	(17)	4
Total	$4,162	$7,871	$8,443	(47)%	(7)%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.35%	3.42%	3.94%	(7) bp	(52)	bp
Technology Solutions	(107.24)	32.96	33.85	(14,020)	(89)
Total	2.10	4.12	4.72	(202)	(60)

(1)
2017 includes pre-tax restructuring charges associated with the 2016 cost alignment plan of $19 million and $5 million within our Distribution Solutions segment and Corporate, and credits of $6 million within our Technology Solutions segment. 2016 includes pre-tax restructuring charges of $156 million, $30 million and $17 million within our Distribution Solutions segment, Technology Solutions segment and Corporate.

(2)	2017 excludes the pre-tax gain on Healthcare Technology Net Asset Exchange, net, recorded within our Technology Solutions segment.

(3)
2017 includes a non-cash pre-tax impairment charge of $290 million related to our EIS business within our Technology Solutions segment. 2015 includes pre-tax claim and litigation charges of $150 million within our Distribution Solutions segment.

Operating expenses for 2017 and 2016 decreased 47% and 7% compared to the same periods a year ago. Excluding favorable foreign currency effects of 2% and 5%, operating expenses decreased 45% and 2% for 2017 and 2016.
2017 operating expenses benefited from a pre-tax gain of $3,947 million ($3,018 million after-tax) from the deconsolidation of the Core MTS Business within our Technology Solutions segment as previously discussed. 2016 operating expenses were favorably affected by pre-tax gains of $103 million from the sale of two businesses and lower acquisition-related expenses, partially offset by pre-tax restructuring charges of $203 million.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

On March 14, 2016, we committed to a cost alignment plan, which primarily consists of a reduction in workforce and business process initiatives that will be substantially implemented prior to the end of 2019. We expect to incur a total of $250 million to $270 million of pre-tax charges under this plan, of which $243 million primarily representing employee severance costs had been recorded from the inception of the plan through March 31, 2017. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment. The 2016 cost alignment plan generated approximately $170 million to $190 million of net pre-tax savings during 2017. We anticipate the 2016 cost alignment plan to generate an incremental $70 million to $90 million of net pre-tax savings during the fiscal year ending March 31, 2018. Additional information on our cost alignment plan is included in Financial Note 6, “Restructuring” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Distribution Solutions
Distribution Solutions segment’s operating expenses increased 2% in 2017 and decreased 7% compared to the same periods a year ago. Excluding favorable foreign currency effects of 3% and 5%, operating expenses increased 5% in 2017 and decreased 2% in 2016.
Operating expenses increased in 2017 primarily due to our acquisitions and higher acquisition-related expenses and intangible amortization, partially offset by lower restructuring charges and cost savings associated with the 2016 cost alignment plan, ongoing expense management efforts, a pre-tax gain from the sale of a business recorded in 2016 and lower bad debt expense.
Operating expense decreased in 2016 compared to the prior year primarily due to lower acquisition-related expenses relating to integration activities for our acquisitions and the sale of our ZEE Medical business, including a pre-tax gain of $52 million. These decreases were partially offset by pre-tax charges of $156 million associated with the 2016 cost alignment plan, higher compensation and benefit costs and bad debt expense. Operating expenses for 2015 included a $150 million charge associated with the settlement of controlled substance distribution claims.
Technology Solutions
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues decreased in 2017 primarily due to a pre-tax gain of $3,947 million (after-tax gain of $3,018 million) from the deconsolidation of the Core MTS Business. Excluding the gain on Healthcare Technology Net Asset Exchange, this segment’s operating expenses increased primarily due to a non-cash pre-tax charge of $290 million ($282 million after-tax) for the EIS goodwill impairment charge, partially offset by cost savings from the 2016 cost alignment plan and ongoing cost management efforts and one less month of expenses from the Core MTS Business.
Operating expenses and operating expenses as a percentage of revenues in 2016 decreased compared to the prior year primarily due to the sale of our nurse triage business in the first quarter of 2016, including a pre-tax gain of $51 million, and lower compensation and benefit costs. These decreases were partially offset by pre-tax charges of $30 million for the 2016 cost alignment plan as well as the write-off of internal-use software.
Corporate
Corporate expenses decreased 17% in 2017 compared to the prior year primarily due to lower restructuring charges and cost savings associated with the 2016 cost alignment plan, including lower compensation and benefit costs and outside service fees. Corporate expenses for 2017 also benefited from a pre-tax gain of $15 million from the sale-leaseback transaction of our corporate headquarters building. Corporate expenses increased in 2016 compared to the prior year primarily due to pre-tax charges of $17 million associated with the 2016 cost alignment plan, partially offset by lower acquisition-related expenses and a decrease in compensation and benefit costs.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments include transaction, integration and other expenses that are directly related to business acquisitions and Healthcare Technology Net Asset Exchange including gain recognized from the transaction. In addition to a pre-tax gain of $3,947 million from the Healthcare Technology Net Asset Exchange, we recorded acquisition-related expenses of $151 million, $114 million and $224 million in 2017, 2016 and 2015. Expenses in 2017 were higher primarily due to our business acquisitions of UDG, Vantage, Biologics and Rexall Health, partially offset by a decline in expenses associated with our February 2014 acquisition of Celesio and February 2013 acquisition of PSS World Medical, Inc. (“PSSI”). Our integration of PSSI and Celesio were substantially completed in the first quarter of 2017.

	Years Ended March 31,
(Dollars in millions)	2017	2016	2015
Cost of Sales	$1	$—	$1
Operating Expenses
Gain on Change Healthcare Net Asset Exchange, net	(3,947)	—	—
Transaction closing expenses	30	10	6
Restructuring, severance and relocation	25	—	57
Other (1)	85	100	160
Total	(3,807)	110	223
Other Income, Net	10	4	—
Total Acquisition Expenses and Related Adjustments	$(3,796)	$114	$224

(1)
These expenses primarily include outside service fees, costs associated with information technology conversions, closures of duplicative facilities including distribution centers and other integration activities.

Acquisition expenses and related adjustments by segment were as follows:

	Years Ended March 31,
(Dollars in millions)	2017	2016	2015
Cost of Sales	$1	$—	$1
Operating Expenses and Other Income, Net
Distribution Solutions	133	112	211
Technology Solutions	(3,936)	—	—
Corporate	6	2	12
Total	(3,797)	114	223
Total Acquisition Expenses and Related Adjustments	$(3,796)	$114	$224
During 2016 and 2015, we incurred $9 million and $109 million of acquisition-related expenses for our acquisition of Celesio and $70 million and $110 million for our acquisition of PSSI. We did not incur any material expenses associated with these two acquisitions in 2017. These expenses primarily include restructuring, severance, employee retention incentives, outside service fees and other costs to integrate the business, and bridge loan fees. Additionally, our acquisition-related expenses for our PSSI acquisition include amounts associated with distribution center rationalization and information technology conversions to common platforms. Integration activities for our PSSI and Celesio acquisitions were substantially completed in 2017.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets in connection with acquisitions recorded in operating expenses were $440 million, $423 million and $483 million in 2017, 2016 and 2015. Amortization expenses increased in 2017 primarily due to our acquisitions of UDG, Biologics, Vantage and Rexall Health, partially offset by lower amortization expense related to Core MTS Business assets which were classified as held for sale since the 2017 second quarter. Amortization expense for 2016 decreased due to foreign currency effects and intangible assets that were fully amortized.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Amortization expense recorded in operating expenses by segment was as follows:

	Years Ended March 31,
(Dollars in millions)	2017	2016	2015
Distribution Solutions	418	$389	$442
Technology Solutions	22	34	40
Corporate	—	—	1
Total	$440	$423	$483
Other Income, Net:

	Years Ended March 31,			Change
(Dollars in millions)	2017	2016	2015	2017	2016
Distribution Solutions	$64	$41	$48	56%	(15)%
Technology Solutions	1	2	3	(50)	(33)
Corporate	25	15	12	67	25
Total	$90	$58	$63	55%	(8)%
Other income, net for 2017 increased 55% primarily due to higher equity investment income within our Distribution Solutions segment. Other income, net for 2016 approximated the prior year.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Years Ended March 31,			Change
(Dollars in millions)	2017	2016	2015	2017		2016
Segment Operating Profit (1) (2)
Distribution Solutions	$3,361	$3,553	$3,047	(5)%		17%
Technology Solutions (3)	4,215	519	438	712		18
Subtotal	7,576	4,072	3,485	86		17
Corporate Expenses, Net (2)	(377)	(469)	(454)	(20)		3
Interest Expense	(308)	(353)	(374)	(13)		(6)
Income From Continuing Operations Before Income Taxes	$6,891	$3,250	$2,657	112%		22%

Segment Operating Profit Margin
Distribution Solutions	1.72%	1.89%	1.73%	(17)	bp	16	bp
Technology Solutions	161.49	17.99	14.27	14,350		372

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income, net, for our two operating segments.

(2)
In connection with the 2016 cost alignment plan, we recorded pre-tax restructuring charges of $229 million in 2016. 2016 pre-tax charges were recorded as follows: $161 million, $51 million and $17 million within our Distribution Solutions segment, Technology Solutions segment and Corporate expenses, net. Segment operating profit for 2017 includes pre-tax restructuring charges of $19 million and $5 million in our Distribution Solutions segment and Corporate expenses, net, and pre-tax credits of $10 million associated with the 2016 cost alignment plan.

(3)
Technology Solutions segment’s operating profit for 2017 includes a pre-tax gain of $3,947 million from the deconsolidation of the Core MTS Business and a non-cash pre-tax impairment charge of $290 million related to our EIS business.

Segment Operating Profit
Distribution Solutions: Operating profit margin decreased for 2017 primarily due to a decline in gross profit margin reflecting weaker pharmaceutical manufacturer pricing trends, the competitive sell-side pricing environment and lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business. Operating profit and operating profit margin in 2017 benefited from LIFO credits, our acquisitions, lower restructuring charges and cost savings associated with the 2016 cost alignment plan and higher cash receipts representing our share of antitrust legal settlements.
Operating profit and operating profit margin for 2016 increased due to lower operating expenses as a percentage of revenues, partially offset by a decline in gross profit margin. Operating profit and operating profit margin in 2016 includes $161 million of pre-tax charges associated with the Cost Alignment Plan, lower LIFO charges, and a $52 million pre-tax gain on the sale of our ZEE Medical business. Operating profit and operating profit margin for 2015 included a $150 million charge related to our controlled substance distribution claims.
Technology Solutions: Operating profit and operating profit margin increased in 2017 primarily due to a $3,947 million pre-tax gain from the deconsolidation of the Core MTS Business in the fourth quarter of 2017, which was partially offset by the non-cash EIS goodwill impairment pre-tax charge of $290 million. 2017 operating profit benefited from lower restructuring charges and cost savings from the 2016 cost alignment plan. Operating profit for 2017 was unfavorably affected by one less month of gross profit from the Core MTS business, which was contributed to Change Healthcare on March 1, 2017. Operating profit margin increased in 2016 primarily due to higher gross profit margin and a decrease in operating expenses as a percentage of revenue. Operating profit and operating profit margin for 2016 included a $51 million pre-tax gain from the sale of our nurse triage business and $51 million of pre-tax charges associated with the 2016 cost alignment plan.
Corporate: Corporate expenses, net, decreased in 2017 primarily due to lower restructuring charges and a pre-tax gain from a sale-leaseback transaction. Corporate expenses, net increased in 2016 compared to 2015 primarily due to higher operating expenses as previously discussed.
Interest Expense: Interest expense decreased in 2017 primarily due to repayments of debt, partially offset by an increase relating to the issuance of commercial paper. Interest expense decreased in 2016 primarily due to repayments of debt and certain foreign currency-denominated credit facilities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Taxes
During 2017, 2016 and 2015, income tax expense related to continuing operations was $1,614 million, $908 million and $815 million, which included net discrete tax benefits of $82 million, $42 million and $33 million. Our discrete tax benefit for 2017 includes a tax benefit of $54 million related to the adoption of the amended accounting guidance on employee share-based compensation. Our reported income tax rates were 23.4%, 27.9% and 30.7% in 2017, 2016 and 2015. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, discrete items and for 2017 also due to the impact of the intercompany sale of software.
The non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment, described in Financial Note 3, “Goodwill Impairment,” had an unfavorable impact on our effective tax rate in 2017 given that the majority of this charge was not deductible for tax purposes.
On December 19, 2016, we sold various software and ancillary intellectual property relating to our Technology Solutions business between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. An entity based in the U.S. was the recipient of the software and ancillary intellectual property and is entitled to amortize the fair value of the assets for book and tax purposes. For U.S. GAAP purposes, the tax benefit associated with the amortization of these assets is recognized over the tax lives of the assets. As a result, a net tax benefit of $137 million was recognized prior to the contribution of a portion of these assets to Change Healthcare as described in Financial Note 2, “Healthcare Technology Net Asset Exchange”.
On March 1, 2017, we contributed assets to Change Healthcare as further described in Financial Note 2, “Healthcare Technology Net Asset Exchange”. While this transaction was predominantly structured as a tax free asset contribution for U.S. federal income tax purposes under Section 721(a) of the Internal Revenue Code, we recorded tax expense of $929 million on the gain. The tax expense was primarily driven by the recognition of a deferred tax liability on the excess book over tax basis in our equity investment in Change Healthcare.
Significant judgments and estimates are required in determining the consolidated income tax provision and evaluating income tax uncertainties. Although our major taxing jurisdictions include the U.S., Canada and the United Kingdom, we are subject to income taxes in numerous foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities and uncertain tax liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We believe that we have made adequate provision for all income tax uncertainties.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. During the first quarter of 2017, we reached an agreement with the Internal Revenue Service to settle all outstanding issues relating to the fiscal years 2007 through 2009. This settlement did not have a material impact on our provision for income taxes.
We received reassessments from the Canada Revenue Agency related to a transfer pricing matter impacting years 2003 through 2013. During 2016, we reached an agreement to settle the transfer pricing matter for years 2003 through 2013 and recorded a net discrete tax benefit of $8 million.
Loss from Discontinued Operations, Net of Tax
Losses from discontinued operations, net of tax, were $124 million, $32 million and $299 million in 2017, 2016 and 2015.
Loss from discontinued operations, net for 2017 includes an after-tax loss of $113 million related to the sale of our Brazilian pharmaceutical distribution business within our Distribution Solutions segment, which we acquired through our February 2014 acquisition of Celesio. In 2015, we committed to a plan to sell this business and the results of operations and cash flows for this business had been classified as discontinued operations since 2015. On May 31, 2016, we completed the sale of this business and recognized the loss primarily for the settlement of certain indemnification matters as well as the release of the cumulative translation losses. We made a payment of approximately $100 million related to the sale.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Loss from discontinued operations, net for 2015 included pre-tax non-cash impairment charges of $241 million ($235 million after-tax), which were recorded to reduce the carrying value of our Brazilian pharmaceutical distribution business to its estimated fair value, less costs to sell. Loss from discontinued operations, net for 2015 also included a pre-tax and after-tax loss of $6 million from the sale of a software business within our International Technology business.
Refer to Financial Note 5, “Discontinued Operations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for all periods presented includes the guaranteed dividend or annual recurring compensation that we are obligated to pay to the noncontrolling shareholders of Celesio AG under the profit and loss transfer agreement (the “Domination Agreement”).  In 2017, net income attributable to noncontrolling interests also includes third-party equity interests in our consolidated entities including Vantage and ClarusOne Sourcing Services LLC, which was established between McKesson and Wal-Mart Stores, Inc. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.  Redeemable noncontrolling interests are presented outside of Stockholders’ Equity on our consolidated balance sheet. Refer to Financial Note 11, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $5,070 million, $2,258 million and $1,476 million in 2017, 2016 and 2015 and diluted earnings per common share were $22.73, $9.70 and $6.27.
Weighted Average Diluted Common Shares Outstanding:  Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 223 million, 233 million and 235 million for 2017, 2016 and 2015. Weighted average diluted common shares outstanding is affected by the exercise and settlement of share-based awards and in 2017 and 2016, the cumulative effect of share repurchases.
Foreign Operations
Our foreign operations represented approximately 17%, 17% and 20% of our consolidated revenues in 2017, 2016 and 2015. Foreign operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies including Euro, British pound sterling and Canadian dollar. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates.  In discussing our operating results, we may use the term “foreign currency effect”, which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations.  In computing foreign currency effect, we translate our current year results in local currencies into U.S dollars by applying average foreign exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods in U.S. dollars. Additional information regarding our foreign operations is included in Financial Note 29, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Business Combinations
Refer to Financial Notes 4 and 17, “Business Combinations” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
2018 Outlook
Information regarding the Company’s 2018 outlook is contained in our Form 8-K dated May 22, 2017. This Form 8-K should be read in conjunction with the sections Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors in Part I of this Annual Report on Form 10-K.

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
In determining the appropriate allowance for doubtful accounts, which includes general and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2017, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 54.2% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 20.2% of our total consolidated revenues. At March 31, 2017, trade accounts receivable from our ten largest customers were approximately 33.7% of total trade accounts receivable. Accounts receivable from CVS were approximately 17.8% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2017 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in our allowance for doubtful accounts as a percentage of net revenue in the foreseeable future.
At March 31, 2017, trade and notes receivables were $14,717 million prior to allowances of $243 million. In 2017, 2016 and 2015, our provision for bad debts was $93 million, $113 million and $67 million. At March 31, 2017 and 2016, the allowance as a percentage of trade and notes receivables was 1.7% and 1.4%. An increase or decrease of a hypothetical 0.1% in the 2017 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $15 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign locations is based on weighted average purchase price using the first-in, first-out method (“FIFO”). Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, cash discounts and other incentives received from vendors relating to the purchase or distribution of inventory are considered as product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $15.3 billion at March 31, 2017 and 2016.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The LIFO method was used to value approximately 70% and 74% of our inventories at March 31, 2017 and 2016. If we had used the FIFO method of inventory valuation, which approximates current replacement costs, inventories would have been approximately $1,005 million and $1,012 million higher than the amounts reported at March 31, 2017 and 2016. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. We recognized net LIFO credits of $7 million in 2017 and net LIFO charges of $244 million and $337 million in 2016 and 2015 within our consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO or market.  As of March 31, 2017 and 2016, inventories at LIFO did not exceed market.
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
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives. Refer to Financial Note 4, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information regarding our acquisitions.
Goodwill and Intangible Assets: As a result of acquiring businesses, we have $10,586 million and $9,786 million of goodwill at March 31, 2017 and 2016 and $3,665 million and $3,021 million of intangible assets, net at March 31, 2017 and 2016. We maintain goodwill assets on our books unless the assets are considered to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
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
Some of the more significant estimates and assumptions inherent in the goodwill impairment estimation process using the market approach include the selection of appropriate guideline companies, the determination of market value multiples for both the guideline companies and the reporting unit, the determination of applicable premiums and discounts based on any differences in marketability between the business and the guideline companies and for the income approach, the required rate of return used in the discounted cash flow method, which reflects capital market conditions and the specific risks associated with the business. Under the income approach, the fair value estimates in the goodwill impairment analysis are highly sensitive to the discount rates used in the discounting of expected cash flows attributable to the reporting units.  The discount rates are the weighted average cost of capital measuring the reporting units’ cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. Other estimates inherent in both the market and income approaches include long-term growth rates, projected revenues, earnings and cash flow forecasts for the reporting units.
In 2016 and 2015, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. In 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of our EIS business. Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. Our Celesio reporting unit within our Distribution Solutions segment experienced a decline in its estimated future cash flows primarily driven by government reimbursement reductions in our U.K. retail business. The decline in estimated future cash flows resulted in the estimated fair value of this reporting unit exceeding the carrying value of the reporting unit by 13%. The goodwill balance of this reporting unit was $2,790 million at March 31, 2017 or approximately 26% of the total distribution segment’s goodwill balance. A further decrease in the estimated future cash flows, an increase in the discount rate and/ or a decrease in the terminal growth rate, could result in a goodwill impairment for this reporting unit. The discount rate and terminal growth rate used in our 2017 annual impairment testing for this reporting unit were 7% and 1.5%.
Currently, all of our intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 38 years.  We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition.  Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.  Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There were no material impairments of intangibles in 2017, 2016 or 2015 within our continuing operations.  Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2017 and 2016, supplier reserves were $201 million and $144 million. The final outcome of any outstanding claims may differ from our estimate. All of the supplier reserves at March 31, 2017 and 2016 pertain to our Distribution Solutions segment. An increase or decrease in the supplier reserve as a hypothetical 0.1% of trade payables at March 31, 2017 would result in an increase or decrease in the cost of sales of approximately $31 million in 2017. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets (net of valuation allowances) of $1,156 million and $1,272 million and deferred tax liabilities of $4,806 million and $3,947 million at March 31, 2017 and 2016. Deferred tax assets primarily consist of timing differences relating to our compensation and benefit related accruals and for net operating loss and tax credit carryforwards. Deferred tax liabilities have been established primarily due to excess book over tax basis in inventory valuation (including inventory valued at LIFO), intangible assets and our investment in Change Healthcare. Valuation allowances of $503 million and $267 million exist at March 31, 2017 and 2016 against certain deferred tax assets, which primarily relate to state and foreign net operating loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our tax expense and cash flows could be materially impacted.
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
An increase or decrease of a hypothetical 1% in our 2017 effective tax rate as applied to income from continuing operations would result in an increase or decrease in the provision for income taxes of approximately $69 million for 2017.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our revolving credit facilities and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, we may access the long-term debt capital markets from time to time. We are in the process of acquiring certain businesses, and the cost of these acquisitions may be partially funded through the issuance of debt.
Net cash flow from operating activities was $4,744 million in 2017 compared to $3,672 million in 2016 and $3,112 million in 2015. Operating activities over the last three years were primarily affected by an increase in drafts and accounts payable reflecting longer payment terms for certain purchases and increases in receivables primarily associated with our revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms. Operating activities for 2017 were also affected by $150 million of litigation settlement payment.
Net cash used in investing activities was $3,796 million in 2017 compared to $1,557 million in 2016 and $677 million in 2015. Investing activities for 2017 include $4,237 million of net cash payments for acquisitions including $2.1 billion for our acquisition of Rexall, $1,228 million of net payments received on Healthcare Technology Net Asset Exchange, $404 million and $158 million in capital expenditures for property, plant and equipment, and capitalized software, and $206 million of net cash proceeds from sales of businesses and other assets. Additionally, we prepaid $1.4 billion for acquisitions that closed subsequent to year end.
Investing activities for 2016 included $40 million of net cash payments for acquisitions, $488 million and $189 million in capital expenditures for property, plant and equipment, and capitalized software, and $210 million of cash proceeds from sales of our automation business and an equity investment. Investing activities for 2015 included $170 million of net cash payments for acquisitions, including $4,497 million for our acquisition of Celesio. Investing activities in 2015 also included $376 million and $169 million in capital expenditures for property, plant and equipment, and capitalized software, and $15 million of cash proceeds from sales of our automation business and equity investment.
Financing activities utilized $2,069 million, $3,453 million and $968 million of cash in 2017, 2016 and 2015. Financing activities for 2017 include cash receipts of $8,294 million and payments of $8,124 million from short-term borrowings.  We received cash from long-term debt issuances of $1,824 million and made repayments on long-term debt of $1,601 million in 2017. Financing activities in 2017 also include $2,250 million of cash paid for stock repurchases and $253 million of dividends paid.
Financing activities for 2016 include cash receipts of $1,561 million and payments of $1,688 million from short-term borrowings. We made repayments on long-term debt of $1,598 million in 2016. Financing activities in 2016 also include $1,504 million of cash paid for stock repurchases and $244 million of dividends paid.
Financing activities for 2015 include cash receipts of $3,100 million and cash paid of $3,152 million from short-term borrowings. Long-term debt repayments in 2015 were primarily cash paid on promissory notes. Financing activities in 2015 also reflect a cash payment of $32 million to acquire approximately 1 million additional common shares of Celesio through the tender offers we completed in 2015. Additionally, financing activities for 2015 include $340 million of cash paid for stock repurchases and $227 million of dividends paid.

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
The Board authorized the repurchase of the Company’s common stock up to $4 billion in October 2016. In 2017, we repurchased 14.1 million of our shares through open market transactions and 1.4 million of our shares through an ASR program. In 2016, we repurchased 8.7 million of our shares through both an ASR program and open market transactions.

	Years Ended March 31,
(In millions, except per share data)	2017	2016	2015
Number of shares repurchased (1)	15.5	8.7	1.5
Average price paid per share	$141.16	$173.64	$226.55
Total value of shares repurchased (1)	$2,250	$1,504	$340

(1)	Excludes shares surrendered for tax withholding.
At March 31, 2017, the total authorization outstanding was $2.7 billion available under the October 2016 share repurchase plan for future repurchases of the Company’s common stock.
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
Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2017	2016	2015
Cash and cash equivalents	$2,783	$4,048	$5,341
Working capital	1,336	3,366	3,173
Debt to capital ratio (1)	39.2%	43.6%	50.3%
Return on McKesson stockholders’ equity (2)	54.6	26.0	17.0

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

Cash equivalents, which are available-for-sale, are carried at fair value. Cash equivalents are primarily invested in AAA rated prime, AAA rated prime money market funds denominated in Euros, AAA rated prime money market fund denominated in British pound sterling, U.S. government money market funds denominated in U.S. dollars, overnight repurchase agreements collateralized by U.S. government securities, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of March 31, 2017 included approximately $2.3 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash in foreign operations and acquisitions.  Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.

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
Consolidated working capital decreased at March 31, 2017 compared to March 31, 2016 primarily due to a decrease in the cash and cash equivalents balance and an increase in drafts and accounts payable and deferred tax liabilities, partially offset by increases in receivables. Consolidated working capital increased at March 31, 2016 compared to March 31, 2015 primarily due to increases in receivables and inventories and a decrease in deferred tax liabilities, partially offset by an increase in drafts and accounts payable.
Our debt to capital ratio improved for 2017 primarily due to an increase in stockholders’ equity and for 2016 primarily due to a decrease in our debt.
In July 2015, the quarterly dividend was raised from $0.24 to $0.28 per common share for dividends declared after such date, until further action by the Board. Dividends were $1.12 per share in 2017, $1.08 per share in 2016 and $0.96 per share in 2015. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2017, 2016 and 2015, we paid total cash dividends of $253 million, $244 million and $227 million. Additionally, as required under the Domination Agreement, we are obligated to pay an annual recurring compensation amount of €0.83 per Celesio share (effective January 1, 2015) to the noncontrolling shareholders of Celesio.
Contractual Obligations:
The table and information below presents our significant financial obligations and commitments at March 31, 2017:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt (1)	$8,362	$1,057	$1,514	$1,246	$4,545
Other (2)	477	42	208	68	159

Off balance sheet
Interest on borrowings (3)	2,911	285	452	371	1,803
Purchase obligations (4)	3,250	3,196	41	13	—
Operating lease obligations (5)	2,633	477	729	495	932
Other (6)	324	190	24	18	92
Total	$17,957	$5,247	$2,968	$2,211	$7,531

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations.

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

The contractual obligations table above excludes the following obligations:
At March 31, 2017, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $327 million. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

At March 31, 2017, we have recorded a $136 million noncurrent liability payable to Change Healthcare shareholders associated with a tax receivable entered into in connection with Healthcare Technology Net Asset Exchange. The amount is based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare.
Our banks and insurance companies have issued $255 million of standby letters of credit and surety bonds at March 31, 2017. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
The carrying value of redeemable noncontrolling interests related to Celesio was $1.33 billion at March 31, 2017, which exceeded the maximum redemption value of $1.21 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of Celesio received a put right that enables them to put their Celesio shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain.
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
Refer to Financial Note 11, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Credit Resources:
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 17, “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
RELATED PARTY BALANCES AND TRANSACTIONS
Information regarding our related party balances and transactions is included in Financial Note 27, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2017 and 2016, we had $2.8 billion and $4.0 billion and in cash and cash equivalents. The effect of a hypothetical 50 bp increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and variable rate debt, would have resulted in a favorable impact to earnings in 2017 and 2016 of approximately $19 million and $26 million.
Foreign exchange risk: We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies.
We have certain foreign exchange rate risk programs that use foreign currency forward contracts and cross currency swaps. The forward contracts and cross currency swaps are designated to reduce the income statement effects from fluctuations in foreign exchange rates and have been designated as cash flow hedges. These programs reduce but do not entirely eliminate foreign exchange risk.
As of March 31, 2017 and 2016, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of our foreign exchange contracts by approximately $357 million and $131 million. However, our risk management programs are designed such that the potential loss in value of these risk management portfolios described above would be largely offset by changes in the value of the underlying exposure. Refer to Financial Note 21, “Hedging Activities,” for more information on our foreign currency forward contracts and cross currency swaps.
The selected hypothetical change in interest rates and foreign currency exchange rates does not reflect what could be considered the best or worst case scenarios.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Rexall and its subsidiaries, which we acquired in December 2016. This exclusion is in accordance with the SEC’s general guidance that an assessment of recently-acquired business may be omitted from our scope in the year of acquisition. Rexall represented 3% of the total assets and less than 1% of total revenues of the Company as of and for the year ended March 31, 2017. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. This audit report appears on page 55 of this Annual Report on Form 10-K.
May 22, 2017

/s/ John H. Hammergren
John H. Hammergren
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
McKesson Corporation
San Francisco, California
We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2017. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Rexall and its subsidiaries, which was acquired in December 2016. Rexall represented 3% of the total assets and less than 1% of total revenues of the Company as of and for the year ended March 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Rexall. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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

McKESSON CORPORATION

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Francisco, California
May 22, 2017

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2017	2016	2015
Revenues	$198,533	$190,884	$179,045
Cost of Sales	(187,262)	(179,468)	(167,634)
Gross Profit	11,271	11,416	11,411
Operating Expenses
Selling, distribution and administrative expenses	(7,466)	(7,276)	(7,901)
Research and development	(341)	(392)	(392)
Restructuring charges	(18)	(203)	—
Goodwill impairment charge	(290)	—	—
Claim and litigation charges	6	—	(150)
Gain on Healthcare Technology Net Asset Exchange, net	3,947	—	—
Total Operating Expenses	(4,162)	(7,871)	(8,443)
Operating Income	7,109	3,545	2,968
Other Income, Net	90	58	63
Interest Expense	(308)	(353)	(374)
Income from Continuing Operations Before Income Taxes	6,891	3,250	2,657
Income Tax Expense	(1,614)	(908)	(815)
Income from Continuing Operations	5,277	2,342	1,842
Loss from Discontinued Operations, Net of Tax	(124)	(32)	(299)
Net Income	5,153	2,310	1,543
Net Income Attributable to Noncontrolling Interests	(83)	(52)	(67)
Net Income Attributable to McKesson Corporation	$5,070	$2,258	$1,476

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$23.28	$9.84	$7.54
Discontinued operations	(0.55)	(0.14)	(1.27)
Total	$22.73	$9.70	$6.27
Basic
Continuing operations	$23.50	$9.96	$7.66
Discontinued operations	(0.55)	(0.14)	(1.29)
Total	$22.95	$9.82	$6.37

Weighted Average Common Shares
Diluted	223	233	235
Basic	221	230	232

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2017	2016	2015
Net Income	$5,153	$2,310	$1,543

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	(624)	113	(1,855)

Unrealized losses on net investment hedges arising during the period	(8)	—	—

Unrealized gains (losses) on cash flow hedges arising during the period	(19)	9	(10)

Retirement-related benefit plans	(8)	50	(124)
Other Comprehensive Income (Loss), Net of Tax	(659)	172	(1,989)

Comprehensive Income (Loss)	4,494	2,482	(446)
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(4)	(72)	212
Comprehensive Income (Loss) Attributable to McKesson Corporation	$4,490	$2,410	$(234)

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$2,783	$4,048
Receivables, net	18,215	17,980
Inventories, net	15,278	15,335
Prepaid expenses and other	672	1,072
Total Current Assets	36,948	38,435
Property, Plant and Equipment, Net	2,292	2,278
Goodwill	10,586	9,786
Intangible Assets, Net	3,665	3,021
Equity Method Investment in Change Healthcare	4,063	—
Other Noncurrent Assets	3,415	3,003
Total Assets	$60,969	$56,523
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$31,022	$28,585
Short-term borrowings	183	7
Deferred revenue	346	919
Current portion of long-term debt	1,057	1,610
Other accrued liabilities	3,004	3,948
Total Current Liabilities	35,612	35,069
Long-Term Debt	7,305	6,497
Long-Term Deferred Tax Liabilities	3,678	2,734
Other Noncurrent Liabilities	1,774	1,809
Commitments and Contingent Liabilities (Note 25)
Redeemable Noncontrolling Interests	1,327	1,406
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2017 and 2016, 273 and 271 shares issued at March 31, 2017 and 2016	3	3
Additional Paid-in Capital	6,028	5,845
Retained Earnings	13,189	8,360
Accumulated Other Comprehensive Loss	(2,141)	(1,561)
Other	(2)	(2)
Treasury Shares, at Cost, 62 and 46 at March 31, 2017 and 2016	(5,982)	(3,721)
Total McKesson Corporation Stockholders’ Equity	11,095	8,924
Noncontrolling Interests	178	84
Total Equity	11,273	9,008
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$60,969	$56,523

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2017, 2016 and 2015
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2014	381	$4	$6,552	$23	$11,453	$(3)	(150)	$(9,507)	$1,796	$10,318
Issuance of shares under employee plans	3	—	152				—	(109)		43
Share-based compensation			165							165
Tax benefit related to issuance of shares under employee plans			105							105
Purchase of noncontrolling interests			(2)						(60)	(62)
Reclassification of noncontrolling interests to redeemable noncontrolling interests									(1,500)	(1,500)
Other comprehensive income						(1,710)			(174)	(1,884)
Net income					1,476				5	1,481
Repurchase of common stock							(2)	(340)		(340)
Cash dividends declared, $0.96 per common share					(226)					(226)
Other			(4)	(30)	2				17	(15)
Balances, March 31, 2015	384	$4	$6,968	$(7)	$12,705	$(1,713)	(152)	$(9,956)	$84	$8,085
Issuance of shares under employee plans	3	—	123				(1)	(109)		14
Share-based compensation			130							130
Tax benefit related to issuance of shares under employee plans			117							117
Other comprehensive income						152				152
Net income					2,258				8	2,266
Repurchase of common stock							(9)	(1,504)		(1,504)
Retirement of common stock	(116)	(1)	(1,493)		(6,354)		116	7,848		—
Cash dividends declared, $1.08 per common share					(249)					(249)
Other				5					(8)	(3)
Balances, March 31, 2016	271	$3	$5,845	$(2)	$8,360	$(1,561)	(46)	$(3,721)	$84	$9,008
Issuance of shares under employee plans	3	—	125					(61)		64
Share-based compensation			110							110
Tax benefit related to issuance of shares under employee plans					7					7
Acquisition of Vantage									89	89
Other comprehensive income						(580)				(580)
Net income					5,070				39	5,109
Repurchase of common stock			(50)				(16)	(2,200)		(2,250)
Retirement of common stock										—
Cash dividends declared, $1.12 per common share					(249)					(249)
Other	(1)		(2)	—	1				(34)	(35)
Balances, March 31, 2017	273	$3	$6,028	$(2)	$13,189	$(2,141)	(62)	$(5,982)	$178	$11,273

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2017	2016	2015
Operating Activities
Net income	$5,153	$2,310	$1,543
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	324	281	306
Amortization	586	604	711
Gain on Healthcare Technology Net Asset Exchange, net	(3,947)	—	—
Goodwill and other impairment charges	290	8	241
Deferred taxes	882	64	171
Share-based compensation expense	115	123	174
Charges (credits) associated with last-in-first-out inventory method	(7)	244	337
Loss (gain) from sales of businesses	94	(103)	—
Other non-cash items	88	108	47
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(762)	(1,957)	(2,821)
Inventories	320	(1,251)	(2,144)
Drafts and accounts payable	2,070	3,302	4,718
Deferred revenue	(87)	(120)	(141)
Taxes	146	(78)	(222)
Claim and litigation charges (credit)	(6)	—	150
Litigation settlement payment	(150)	—	—
Other	(365)	137	42
Net cash provided by operating activities	4,744	3,672	3,112

Investing Activities
Payments for property, plant and equipment	(404)	(488)	(376)
Capitalized software expenditures	(158)	(189)	(169)
Acquisitions, net of cash and cash equivalents acquired	(4,237)	(40)	(170)
Proceeds from/(payment for) sale of businesses and other assets, net	206	210	15
Payment received on Healthcare Technology Net Asset Exchange, net	1,228	—	—
Restricted cash for acquisitions	(506)	(939)	—
Other	75	(111)	23
Net cash used in investing activities	(3,796)	(1,557)	(677)

Financing Activities
Proceeds from short-term borrowings	8,294	1,561	3,100
Repayments of short-term borrowings	(8,124)	(1,688)	(3,152)
Proceeds from issuances of long-term debt	1,824	—	3
Repayments of long-term debt	(1,601)	(1,598)	(353)
Common stock transactions:
Issuances	120	123	152
Share repurchases, including shares surrendered for tax withholding	(2,311)	(1,612)	(450)
Dividends paid	(253)	(244)	(227)
Other	(18)	5	(41)
Net cash used in financing activities	(2,069)	(3,453)	(968)
Effect of exchange rate changes on cash and cash equivalents	(144)	45	(319)
Net increase (decrease) in cash and cash equivalents	(1,265)	(1,293)	1,148
Cash and cash equivalents at beginning of year	4,048	5,341	4,193
Cash and cash equivalents at end of year	$2,783	$4,048	$5,341

Supplemental Cash Flow Information
Cash paid for:
Interest	$315	$337	$359
Income taxes, net of refunds	$587	$923	$866

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers a comprehensive offering of pharmaceuticals and medical supplies and provides services to help our customers improve the efficiency and effectiveness of their healthcare operations. We manage our business through two operating segments, McKesson Distribution Solutions and McKesson Technology Solutions, as further described in Financial Note 29, “Segments of Business.”
Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net Income or Loss Attributable to Noncontrolling Interests” on the consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation.
We consider ourselves to control an entity if we are the majority owner of or have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE.
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
Cash equivalents are carried at fair value. Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, AAA rated prime money market funds denominated in Euros, overnight repurchase agreements collateralized by U.S. government securities, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government and an AAA rated prime money market fund denominated in British pound sterling.
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
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within “Prepaid expenses and other” and “Other Noncurrent Assets” in the consolidated balance sheets. At March 31, 2017 and 2016, our restricted cash balance was $1.5 billion and $939 million, which primarily represents cash paid into the escrow accounts for acquisitions that closed in early April 2017 and 2016.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Marketable Securities Available-for-Sale: We carry our marketable securities, which are available-for-sale, at fair value and they are included in prepaid expenses and other in the consolidated balance sheets. The unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2017 and 2016, marketable securities were not material.
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
Equity Method Investments: Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. We evaluate our equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other than temporary, an impairment loss is recorded. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for further information relating to our equity method investment in Change Healthcare, LLC.
Concentrations of Credit Risk and Receivables: Our trade receivables are subject to a concentration of credit risk with customers primarily in our Distribution Solutions segment. During 2017, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 54.2% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 20.2% of our total consolidated revenues. At March 31, 2017, trade accounts receivable from our ten largest customers were approximately 33.7% of total trade accounts receivable. Accounts receivable from CVS were approximately 17.8% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
Financing Receivables: We assess and monitor credit risk associated with financing receivables, primarily lease and notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as considering existing economic conditions, to determine if an allowance is necessary. Financing receivables are derecognized if legal title to them has been transferred and all related risks and rewards incidental to ownership have passed to the buyer.  As of March 31, 2017 and 2016, financing receivables and the related allowance were not material to our consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The LIFO method was used to value approximately 70% and 74% of our inventories at March 31, 2017 and 2016. If we had used the FIFO method of inventory valuation, which approximates current replacement costs, inventories would have been approximately $1,005 million and $1,012 million higher than the amounts reported at March 31, 2017 and 2016, respectively. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. We recognized LIFO related credits of $7 million in 2017 and net LIFO charges of $244 million and $337 million in 2016 and 2015 in cost of sales within our consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO cost or market.  As of March 31, 2017 and 2016, inventories at LIFO did not exceed market.
Shipping and Handling Costs: We include costs to pack and deliver inventory to our customers in selling, distribution and administrative expenses. Shipping and handling costs of $814 million, $789 million, and $819 million were included in our selling, distribution and administrative expenses in 2017, 2016 and 2015.
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
To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. The fair value estimates in the goodwill impairment analysis are highly sensitive to the discount rates used in the expected cash flows attributable to the reporting units. The discount rates are the weighted average cost of capital measuring the reporting units’ cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. Other estimates inherent in both the market and income approaches include long-term growth rates, projected revenues, earnings and cash flow forecasts for the reporting units. In addition, we compare the aggregate of the reporting units’ fair value to the Company’s market capitalization as a further corroboration of the fair values. The testing requires a complex series of assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Intangible Assets: Currently all of our intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 38 years. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair market value.
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
Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over their estimated useful lives ranging from one to ten years. As of March 31, 2017 and 2016, capitalized software held for internal use was $455 million and $435 million, net of accumulated amortization of $1,177 million and $1,130 million, and was included in other assets in the consolidated balance sheets.
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
Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $3.1 billion in 2017 and 2016 and $2.7 billion in 2015. We collect taxes from customers and remit to governmental authorities. We report all revenues net of taxes assessed by governmental authorities.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Technology Solutions
Revenues for our Technology Solutions segment are generated primarily by licensing software and software systems consisting of software, hardware and maintenance support, providing software as a service (“Saas”) or SaaS-based solutions and providing claims processing, outsourcing and professional services. Revenue for this segment is recognized as follows:
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Supplier Reserves: We establish reserves against amounts due from suppliers relating to various fees for services and price and rebate incentives, including deductions taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. All adjustments to supplier reserves are included in cost of sales. The ultimate outcome of any outstanding claims may be different than our estimate. As of March 31, 2017 and 2016 supplier reserves were $201 million and $144 million. All of the supplier reserves at March 31, 2017 and 2016 pertain to our Distribution Solutions segment.
Income Taxes: We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or the tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement. Deferred taxes are not provided on undistributed earnings of our foreign operations that are considered to be permanently reinvested.
Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Our foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the corresponding period, and stockholders’ equity accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in other comprehensive income or loss in the statements of consolidated comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2017, 2016 or 2015. We release cumulative translation adjustment from stockholders’ equity into net income as a gain or loss only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  We also release all or a pro rata portion of the cumulative translation adjustment into net income upon the sale of an equity method investment that is a foreign entity.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. We use foreign currency-denominated notes to hedge our net investment in our foreign subsidiaries.  If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in other comprehensive income or loss in the statements of consolidated comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. The cumulative changes in fair value are reclassified to the consolidated statements of operations when the hedged item affects earnings. We periodically evaluate hedge effectiveness, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.
Comprehensive Income: Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Our other comprehensive income primarily consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency, unrealized gains and losses on cash flow hedges and net investment hedges, as well as unrealized gains and losses on retirement-related benefit plans.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Noncontrolling Interests and Redeemable Noncontrolling Interests: Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to McKesson Corporation. In 2017, 2016 and 2015, net income attributable to noncontrolling interests included guaranteed dividends or recurring compensation that McKesson is obligated to pay to the noncontrolling shareholders of Celesio AG (“Celesio”) under the profit and loss transfer agreement. In 2017, net income attributable to noncontrolling interests also included third-party equity interests in our consolidated entities including Vantage Oncology Holdings, LLC (“Vantage”) and ClarusOne Sourcing Services LLC, which was established between McKesson and Wal-Mart Stores, Inc. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.  Redeemable noncontrolling interests are presented outside of Stockholders’ Equity on our consolidated balance sheet. Refer to Financial Note 11, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for more information.
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
Disclosure is also provided when it is reasonably possible that a material loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimate.
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
FINANCIAL NOTES (Continued)

Recently Adopted Accounting Pronouncements
Share-Based Payments: In March 2016, amended guidance was issued for employee share-based payment awards.  Under the amended guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee share-based compensation arrangements are recognized within income tax expense. Under the previous guidance, windfalls were recognized in additional paid-in capital (“APIC”) and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The amended guidance is effective for us commencing in the first quarter of 2018.  Early adoption is permitted.  We elected to early adopt this amended guidance in the first quarter of 2017. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than APIC. As a result, discrete tax benefits of $54 million were recognized in income tax expense in 2017. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017.  None of the other provisions in this amended guidance had a material impact on our consolidated financial statements.
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
Fair Value Measurement: In the first quarter of 2017, we adopted amended fair value guidance on a retrospective basis. This amended guidance limits disclosures and removes the requirement to categorize investments within the fair value hierarchy if the fair value of the investment is measured using the net asset value (“NAV”) per share practical expedient. The amended guidance primarily affected our fiscal 2017 annual disclosures related to our pension benefits. Refer to Financial Note 19, “Pension Benefits,” for more information regarding the impact of this amended guidance on our pension benefits. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Deferred Income Taxes: In November 2015, amended guidance was issued for the balance sheet classification of deferred income taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The amended guidance would have been effective for us commencing in the first quarter of 2018, however, early adoption was permitted. We early adopted this amended guidance in the fourth quarter of 2016 on a prospective basis. As a result, we reclassified current net deferred tax liabilities of approximately $2 billion on our consolidated balance sheet as of March 31, 2016. The adoption of this guidance had no impact on our consolidated statements of earnings, comprehensive income or cash flows. This amended guidance only resulted in a change in presentation of our deferred income taxes on our consolidated balance sheet as of March 31, 2016.
Discontinued Operations: In the first quarter of 2016, we adopted amended guidance for reporting of discontinued operations and disclosures of disposals of components.  The amended guidance revises the criteria for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation.  In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Refer to Financial Note 7, “Divestiture of Businesses,” for more information regarding the impact of this amended guidance on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Share-Based Payments: In May 2017, amended guidance was issued for employee share-based payment awards. This amendment provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the amended guidance, we are required to account for the effects of a modification if the fair value, the vesting conditions or the classification (as an equity instrument or a liability instrument) of the modified award change from that of the original award immediately before the modification. The amended guidance is effective for us on a prospective basis commencing in the first quarter of 2019.  Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Premium Amortization of Purchased Callable Debt Securities: In March 2017, amended guidance was issued to shorten the amortization period for certain callable debt securities held at a premium.  The amended guidance requires that the premium of callable debt securities to be amortized to the earliest call date but does not require an accounting change for securities held at a discount as they would still be amortized to maturity.  The amended guidance is effective for us on a modified retrospective basis commencing in the first quarter of 2020.  Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Compensation - Retirement Benefits: In March 2017, amended guidance was issued which requires us to report the service cost component of defined benefit pension plans and other postretirement plans in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the statements of operations separately from the service cost component. This amended guidance is effective for us in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Derecognition of Nonfinancial Assets: In February 2017, amended guidance was issued that defines the term “in substance nonfinancial asset” as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the asset that is promised is concentrated in nonfinancial assets. The scope of this amendment includes nonfinancial assets transferred within a legal entity including a parent entity’s transfer of nonfinancial assets by transferring ownership interests in consolidated subsidiaries. The amendment excludes all businesses and nonprofit activities from its scope and therefore all entities, with limited exceptions, are required to account for the derecognition of a business or nonprofit activity in accordance with the consolidation guidance once this amended guidance becomes effective. We are required to apply this amended guidance at the same time we apply the amended revenue guidance in the first quarter of 2019. It allows for either full retrospective adoption or modified retrospective adoption.  Early adoption is permitted but not prior to our first quarter of 2018.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Goodwill Impairment Testing: In January 2017, amended guidance was issued to simplify goodwill impairment testing by eliminating the second step of the impairment test as previously described. The amended guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The amended guidance is effective for us on a prospective basis commencing in the first quarter of 2021. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
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
Restricted Cash: In November 2016, amended guidance was issued that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows.  The amended guidance is effective for us commencing in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
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
Leases: In February 2016, amended guidance was issued for lease arrangements. The amended standard will require lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than 12 months and provide enhanced disclosures on key information of leasing arrangements.  The amended guidance is effective for us commencing in the first quarter of 2020, on a modified retrospective basis.  Early adoption is permitted.  We plan to adopt the new standard on the effective date and are currently evaluating the impact of this amended guidance on our consolidated financial statements. We anticipate that the adoption of the amended lease guidance will materially affect our consolidated balance sheets and will require certain changes to our systems and processes.
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
While we continue to evaluate the effect of the amended standard, we have conducted a preliminary assessment for our Distribution Solutions segment and do not expect adoption of the amended standard to have a material impact to our consolidated financial statements.  We generally anticipate having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. We intend to make policy elections within the amended standard that are consistent with our current accounting. Our preliminary assessment does not include certain businesses for which we are exploring strategic alternatives and we continue to evaluate the potential impact of the recent acquisitions. This preliminary assessment is subject to change prior to adoption. Additionally, we anticipate adopting this amended standard on a modified retrospective basis in our first quarter of 2019.

2.	Healthcare Technology Net Asset Exchange
On June 28, 2016, we entered into a contribution agreement (“Contribution Agreement”) with Change Healthcare Holdings, Inc. (“Change”), a Delaware corporation, and others including shareholders of Change to form a joint venture, Change Healthcare, LLC (“Change Healthcare”), a Delaware limited liability company. On December 21, 2016, we received notification from the Department of Justice that their review was closed and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was terminated. On March 1, 2017, the transaction closed upon satisfaction of all other closing conditions pursuant to the Contribution Agreement. Under the terms of the Contribution Agreement, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the newly formed joint venture, Change Healthcare. We retained our RelayHealth Pharmacy and Enterprise Information Solutions (“EIS”) businesses. Change contributed substantially all of its businesses to the joint venture excluding its pharmacy switch and prescription routing business. In exchange for the contribution, we own 70% of the joint venture with the remaining equity ownership held by Change shareholders. The joint venture is jointly governed by us and Change shareholders. Change Healthcare is a healthcare technology company which provides software and analytics, network solutions and technology-enabled services that will deliver wide-ranging financial, operational and clinical benefits to payers, providers and consumers.
In connection with the closing of the transaction, Change Healthcare issued long-term debt of $6.1 billion, which was utilized to fund cash payments for our promissory notes (as described below) and approximately $1.75 billion to Change stockholders, to cover transaction costs and to repay approximately $2.8 billion of existing Change’s debt.
McKesson and Change shareholders have agreed to take steps to launch an initial public offering of an entity which holds equity in Change Healthcare, subject to market conditions. Sometime thereafter, we expect to exit our investment in Change Healthcare through a distribution to McKesson shareholders.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Gain from Healthcare Technology Net Asset Exchange
We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million). The pre-tax gain was calculated based on the difference between the fair value of our 70% equity interest in the joint venture, less the carrying amount of the contributed Core MTS Business’ net assets of $1,132 million and $1,258 million of promissory notes, a $136 million noncurrent liability associated with a tax receivable agreement (as described below) and transaction and other related expenses. The $1,258 million of promissory notes were subsequently repaid in cash from proceeds of Change Healthcare’s long term debt issuance. The gain is subject to final net working capital and other adjustments within 90 days from the transaction close date, and is included under the caption “Gain from Healthcare Technology Net Asset Exchange, net” within operating expenses in our consolidated statements of operations. This transaction did not meet the criteria to be reported as a discontinued operation since it did not constitute a significant strategic business shift for the Company.
The fair value of the joint venture was determined using a combination of the income and the market valuation approaches. Under the income approach, we used a discounted cash flow model (“DCF”) in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. Under the market approach, valuation multiples of reasonably similar publicly traded companies or guideline companies are applied to the operating data of the subject business to derive the estimated fair value. These valuation approaches are considered a Level 3 fair value measurement. Fair value determination requires complex assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons, determining appropriate market value multiples, selecting the discount rate to measure the risks inherent in the future cash flows and assessing the asset’s life cycle and the competitive trends impacting the assets, including considering technical, legal, regulatory, or economic barriers to entry. Any material changes in key assumptions, including failure to meet business plans, deterioration in the financial market, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may affect such estimates.
Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting on a one-month reporting lag. We disclose intervening events at the joint venture in the lag period that could materially affect our consolidated financial statements, if applicable. In March 2017, our proportionate share of transaction expenses incurred by the joint venture is estimated to be approximately $80 million to $120 million. However, due to the timing of the transaction and the one-month reporting lag, no net income or loss from our investment was recorded in our financial results for 2017. Commencing April 1, 2017, our proportionate share of the net income or loss from the joint venture including these transaction expenses will be recorded in “Other Income, Net” in our consolidated statement of operations.
At March 31, 2017, our carrying value in our investment was $4,063 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,762 million, primarily reflecting equity method intangible and goodwill assets and other fair value adjustments including a non-cash reduction to the carrying value of deferred revenue.
Agreements with Change Healthcare and Related Party Transactions
At the closing of the transaction, McKesson, Change Healthcare and certain Change shareholders also entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other commercial agreements.
Pursuant to the TSA, McKesson provides various transitional services to the joint venture to support certain operations including information technology, accounting and other administrative services. The total fees charged by us for such transition services were immaterial for 2017. Transition services fees are included under the caption “Selling, distribution and administrative expenses” in our consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Pursuant to the Advisory Agreement, the joint venture will pay McKesson and Change shareholders an agreed upon amount for each fiscal year on a quarterly basis. Additionally, McKesson and Change are entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, business combination, change of control, restructuring, reorganization or recapitalization, financing or refinancing or issuance of securities. The foregoing advisory and transaction fees are non-refundable and allocated to McKesson and Change shareholders based on their respective equity ownership percentages. In 2017, we did not earn material advisory fees and transaction fees.
Pursuant to the TRA, McKesson may be required to make certain payments or may be entitled to receive certain payments related to the cash tax savings attributable to the utilization of certain tax attributes, including certain amortizable tax basis in software contributed by McKesson to Change Healthcare. At March 31, 2017, we have recorded a $136 million noncurrent liability payable to Change Healthcare shareholders associated with the TRA. The amount is based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare. No such payments were required to be made or received for 2017.
Revenues recorded and expenses incurred under commercial arrangements with Change Healthcare were not material during 2017. At March 31, 2017, receivables from and payables to the joint venture were not material.

3.	Goodwill Impairment
In conjunction with Healthcare Technology Net Asset Exchange, we are evaluating strategic options for our EIS business, which is a reporting unit within our McKesson Technology Solutions segment. During the year ended March 31, 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this business’ goodwill. The impairment primarily resulted from a decline in estimated future cash flows.
The goodwill impairment test requires us to compare the fair value of the reporting unit to the fair value of the reporting unit's net assets, excluding goodwill but including any unrecognized intangible assets, to determine the implied fair value of goodwill. The impairment charge was then determined by comparing the carrying value of the reporting unit’s goodwill with its implied fair value. At March 31, 2017, the remaining goodwill balance for this reporting unit was $124 million. Refer to Financial Note 22, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement.

4.	Business Combinations
In 2017, we completed our acquisitions of Rexall Health, a division of the Katz Group Canada Inc., Vantage, Biologics, Inc. (“Biologics”) and UDG Healthcare Plc (“UDG”), and subsequently our acquisition of CoverMyMeds, LLC (“CMM”) in April 2017, as further discussed below.
Rexall Health
On December 28, 2016, we completed our acquisition of Rexall Health which operates approximately 470 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. As part of the transaction, McKesson agreed to divest 26 local stores that the Competition Bureau of Canada (the “Bureau”) identified during its review of the transaction. We expect to complete the sale of these local market divestitures in the first quarter of 2018. We do not anticipate any store closures as a result of these divestitures. The acquisition of Rexall Health enhances our capability to continue to deliver a broad range of pharmaceutical care and choices to Canadian consumers. Commencing in the fourth quarter of 2017, financial results for Rexall were included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed for the acquisition as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Receivables	$114	$—	$114
Inventory	271	(36)	235
Other current assets, net of cash and cash equivalents acquired	141	75	216
Goodwill	1,142	(185)	957
Intangible assets	656	199	855
Other long-term assets	161	(45)	116
Current liabilities	(154)	—	(154)
Other long-term liabilities	(45)	(10)	(55)
Fair value of net assets, less cash and cash equivalents	2,286	(2)	2,284
Less: Settlement of pre-existing payables	165	(2)	163
Purchase consideration paid in cash, net of cash acquired	$2,121	$—	$2,121
(1) As reported on Form 10-Q for the quarter ended December 31, 2016.
During the fourth quarter of 2017, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
Total provisional fair value of assets acquired and liabilities assumed, excluding goodwill and intangibles, were $681 million and $209 million. Approximately $1 billion of the adjusted preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $855 million, net of intangibles classified as held for sale, primarily representing trade names with a weighted average life of 19 years and customer relationships with a weighted average life of 19 years. Additionally, we classified those stores that we agreed to divest under the agreement reached with the Bureau as held for sale as of the acquisition date. As a result, assets and liabilities which included “Prepaid expenses and other” and “Other accrued liabilities” in the accompanying consolidated balance sheet as of March 31, 2017 are approximately $184 million and nil.
Vantage & Biologics
On April 1, 2016, we acquired Vantage, which is headquartered in Manhattan Beach, California.  Vantage provides comprehensive oncology management services, including radiation oncology, medical oncology, and other integrated cancer care services, through over 51 cancer treatment facilities in 13 states. The net purchase consideration of $515 million was funded from cash on hand. On April 1, 2016, we also acquired Biologics for a net purchase consideration of $692 million, which was funded from cash on hand. Biologics is one of the largest independent oncology-focused specialty pharmacies in the U.S., and is headquartered in Cary, North Carolina. Financial results for these acquisitions since the acquisition date are included in our consolidated statements of operations within our North America pharmaceutical distribution and services business, which is part of our Distribution Solutions segment. These acquisitions collectively enhance our specialty pharmaceutical distribution scale and oncology-focused pharmacy offerings, provide solutions for manufacturers and payers, and expand the scope of our community-based oncology and practice management services.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the final amounts of the fair values recognized for the assets acquired and liabilities assumed for these two acquisitions as of the acquisition date as well as adjustments made during the measurement period:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date
Receivables	$106	$(5)	$101
Other current assets, net of cash and cash equivalents acquired	19	—	19
Goodwill	1,219	(87)	1,132
Intangible assets	136	79	215
Other long-term assets	76	54	130
Current liabilities	(117)	(15)	(132)
Other long-term liabilities	(80)	(89)	(169)
Fair value of net assets, less cash and cash equivalents	1,359	(63)	1,296
Less: Noncontrolling Interests	(152)	63	(89)
Net assets acquired, net of cash and cash equivalents	$1,207	$—	$1,207

(1)	As reported on Form 10-Q for the quarter ended June 30, 2016.

At March 31, 2017, approximately $558 million and $574 million of the final purchase price allocations for Vantage and Biologics have been assigned to goodwill, which primarily reflects the expected future benefits of synergies upon integrating the businesses. Goodwill represents the excess of the purchase price and the fair value of noncontrolling interests over the fair value of the acquired net assets.
Included in the final purchase price allocation are acquired identifiable intangibles of $22 million and $193 million for Vantage and Biologics. Acquired intangibles for Vantage primarily consist of $13 million of non-competition agreements with a weighted average life of 4 years, and for Biologics primarily consist of $170 million of trade names with a weighted average life of 9 years. The final fair value of Vantage’s noncontrolling interests as of the acquisition date was approximately $89 million, which represents the portion of net assets of Vantage’s consolidated entities that is not allocable to McKesson.
UDG
In the first quarter of 2017, we completed our acquisition of the pharmaceutical distribution businesses of UDG based in Ireland and the United Kingdom (“U.K.”) with a net purchase consideration of €380 million (or, approximately $431 million), which was funded with cash on hand. The acquired UDG businesses primarily provide pharmaceutical and other healthcare products to retail and hospital pharmacies. The acquisition of UDG expands our offerings and strengthens our market position in Ireland and the U.K. Financial results for UDG since the acquisition date are included in our results of operations within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment.
The fair value measurements of assets acquired and liabilities assumed of UDG as of the acquisition date were finalized upon completion of the measurement period. At March 31, 2017, the final amounts of fair value recognized for the assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $469 million and $340 million. Included in the final purchase price allocation are acquired identifiable intangibles of $120 million primarily comprised of customer relationships with a weighted average life of 10 years. At March 31, 2017, $181 million of the final purchase price allocation has been assigned to goodwill. Goodwill reflects the expected future benefits of synergies upon integrating the businesses. The net effect of the cumulative adjustments was an increase in goodwill of approximately $16 million from the provisional amounts as previously reported at June 30, 2016.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

CMM
On April 3, 2017, we completed our acquisition of CMM, a privately-owned company headquartered in Columbus, Ohio. CMM provides electronic prior authorization solutions to pharmacies, providers, payers, and pharmaceutical manufacturers helping patients get their prescribed drugs more efficiently to live healthy lives. The net purchase consideration of $1.3 billion was paid into an escrow account prior to our fiscal year end, and is included in “Other Noncurrent Assets” within our consolidated balance sheet at March 31, 2017. The cash paid as of acquisition date was funded from cash on hand. Pursuant to the agreement, McKesson may pay up to an additional $0.2 billion of contingent consideration based on CMM’s financial performance through the end of 2019. Upon closing, the financial results of CMM will be included in our North America pharmaceutical and services business within our Distribution Solutions segment.
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
Brazil Distribution Business
During the fourth quarter of 2015, we committed to a plan to sell our Brazilian pharmaceutical distribution business, which we acquired through our February 2014 acquisition of Celesio, from our Distribution Solutions segment. Accordingly, the results of operations and cash flows of this business were classified as discontinued operations for all periods presented in our consolidated financial statements. We recorded pre-tax non-cash impairment charges of $241 million ($235 million after-tax) to reduce the carrying value of this Brazilian distribution business to its estimated fair value, less costs to sell, based on our assessment at that time.
On May 31, 2016, we completed the sale of our Brazilian pharmaceutical distribution business and recognized an after-tax loss of $113 million within discontinued operations in the first quarter of 2017 primarily for the settlement of certain indemnification matters as well as the release of the cumulative translation losses. We made a payment of approximately $100 million related to the sale of this business.

Technology Solutions Businesses

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

A summary of results of discontinued operations is as follows:

	Years Ended March 31,
(In millions)	2017	2016	2015
Revenues	$—	$1,603	$2,196

Loss from discontinued operations	$(10)	$(24)	$(321)
Loss on sale	(113)	—	(6)
Loss from discontinued operations before income tax	(123)	(24)	(327)
Income tax (expense) benefit	(1)	(8)	28
Loss from discontinued operations, net of tax	$(124)	$(32)	$(299)
As of March 31, 2017 and 2016, the carrying amounts of total assets and liabilities of discontinued operations were $24 million and $43 million and $635 million and $660 million.

6.	Restructuring
On March 14, 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions, and technology platforms, as well as the disposal and abandonment of certain non-core businesses. As a result of the Cost Alignment Plan, we expect to record total pre-tax charges of approximately $250 million to $270 million, of which $243 million of pre-tax charges were recorded to date. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment.

For the year ended March 31, 2017, we recorded restructuring charges of $14 million primarily including asset impairment and accelerated depreciation and amortization.

Restructuring charges for our Cost Alignment Plan for the year ended 2016 consisted of the following:

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the activity related to the restructuring liabilities associated with the Cost Alignment Plan for the year ended March 31, 2017 and 2016:

(In millions)	Distribution Solutions	Technology Solutions	Corporate	Total
Balance, March 31, 2015	$—	$—	$—	$—
Net restructuring charges recognized	161	51	17	229
Non-cash charges	(4)	(3)	5	(2)
Cash payments	(1)	—	—	(1)
Other	—	(3)	(1)	(4)
Balance, March 31, 2016 (1)	$156	$45	$21	$222
Net restructuring charges recognized	19	(10)	5	14
Non-cash charges	(10)	—	1	(9)
Cash payments	(67)	(20)	(19)	(106)
Other	(8)	(5)	(2)	(15)
Balance, March 31, 2017 (2)	$90	$10	$6	$106

(1)	The reserve balance as of March 31, 2016 includes $172 million recorded in other accrued liabilities and $50 million recorded in other noncurrent liabilities in our consolidated balance sheet.

(2)	The reserve balance as of March 31, 2017 includes $71 million recorded in other accrued liabilities and $35 million recorded in other noncurrent liabilities in our consolidated balance sheet.

7.	Divestiture of Businesses
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

These divestitures did not meet the criteria to be reported as discontinued operations since they did not constitute a significant strategic business shift.  Accordingly, pre-tax gains from both divestitures were recorded in operating expenses within continuing operations of our consolidated statements of operations. Pre- and after-tax income of these businesses were not material for the year ended March 31, 2016.

8.	Share-Based Compensation
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
The compensation expense recognized has been classified in the consolidated statements of operations or capitalized in the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2017, 2016 and 2015.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2017	2016	2015
Restricted stock unit awards (1)	$79	$88	$137
Stock options	24	22	24
Employee stock purchase plan	12	13	13
Share-based compensation expense (2)	115	123	174
Tax benefit for share-based compensation (3)	(92)	(41)	(61)
Share-based compensation expense, net of tax	$23	$82	$113

(1)	Includes compensation expense recognized for RSUs, PeRSUs and TSRUs. Our TSRUs were awarded beginning in 2015.

(2)
2016 includes non-cash credits of $14 million representing the reversal of previously recognized share-based compensation, which was recorded due to employee terminations associated with the March 2016 restructuring plan.

(3)
Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible. Income tax expense for 2017 included discrete income tax benefits of $54 million related to the early adoption of the amended accounting guidance on share-based compensation.

Stock Plans
In July 2013, our stockholders approved the 2013 Stock Plan to replace the 2005 Stock Plan. These stock plans provide our employees, officers and non-employee directors the opportunity to receive equity-based, long-term incentives in the form of stock options, restricted stock, RSUs, PeRSUs, TSRUs and other share-based awards. The 2013 Stock Plan reserves 30 million shares plus the remaining number of shares reserved but unused under the 2005 Stock Plan. As of March 31, 2017, 28 million shares remain available for future grant under the 2013 Stock Plan.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2017	2016	2015
Expected stock price volatility	21%	21%	22%
Expected dividend yield	0.7%	0.4%	0.6%
Risk-free interest rate	1.1%	1.4%	1.3%
Expected life (in years)	4	4	4
The following is a summary of stock options outstanding at March 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$67.81	–	$153.87	2	2	$95.74	2	$93.13
153.88	–	239.93	2	5	196.35	—	196.78
			4			2
The following table summarizes stock option activity during 2017:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2016	4	$118.95	3	$201
Granted	1	181.76
Cancelled	—	192.82
Exercised	(1)	60.28
Outstanding, March 31, 2017	4	$145.76	4	$97

Vested and expected to vest (1)	4	$145.54	4	$96
Vested and exercisable, March 31, 2017	2	114.00	2	92

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2017	2016	2015
Weighted-average grant date fair value per stock option	$32.19	$44.04	$35.49
Aggregate intrinsic value on exercise	$97	$107	$153
Cash received upon exercise	$54	$47	$76
Tax benefits realized related to exercise	$38	$42	$60
Total fair value of stock options vested	$18	$18	$20
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$21	$20	$22
Weighted-average period in years over which stock option compensation cost is expected to be recognized	2	2	2

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
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2017, approximately 109,000 RSUs for our directors are vested.
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
TSRUs replaced PeRSUs for our executive officers beginning in 2015. The number of vested TSRUs is assessed at the end of a three-year performance period and is conditioned upon attainment of a total shareholder return metric relative to a peer group of companies. We use the Monte Carlo simulation model to measure the fair value of TSRUs. TSRUs have a requisite service period of approximately three years. Expense is attributed to the requisite service period on a straight-line basis based on the fair value of the TSRUs.  For TSRUs that are designated as equity awards, the fair value is measured at the grant date.  For TSRUs that are eligible for cash settlement and designated as liability awards, we re-measure the fair value at the end of each reporting period and also adjust a corresponding liability on our balance sheet for changes in fair value.
The weighted-average assumptions used to estimate the fair value of TSRUs are as follows:

	Years Ended March 31,
	2017	2016	2015
Expected stock price volatility	23%	18%	21%
Expected dividend yield	0.7%	0.4%	0.5%
Risk-free interest rate	1.1%	0.9%	0.7%
Expected life (in years)	3	3	3

The following table summarizes activity for restricted stock unit awards (RSUs, PeRSUs, and TSRUs) during 2017:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2016	3	$176.59
Granted	1	182.37
Cancelled	(1)	190.41
Vested	(1)	119.96
Nonvested, March 31, 2017	2	$188.54

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table provides data related to restricted stock unit award activity:

	Years Ended March 31,
(In millions)	2017	2016	2015
Total fair value of shares vested	$109	$104	$126
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$99	$144	$206
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	2	2	2
Employee Stock Purchase Plan (“ESPP”)
The Company has an ESPP under which 21 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. Shares issued under the ESPP were not material in 2017, 2016, and 2015. At March 31, 2017, 4 million shares remain available for issuance.

9.	Other Income, Net

	Years Ended March 31,
(In millions)	2017	2016	2015
Interest income	$29	$18	$20
Equity in earnings, net (1)	30	15	12
Other, net (1)	31	25	31
Total	$90	$58	$63

(1)	Primarily recorded within our Distribution Solutions segment.

10.	Income Taxes

	Years Ended March 31,
(In millions)	2017	2016	2015
Income from continuing operations before income taxes
U.S.	$5,772	$2,319	$1,893
Foreign	1,119	931	764
Total income from continuing operations before income taxes	$6,891	$3,250	$2,657

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Income tax expense related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2017	2016	2015
Current
Federal	$524	$658	$453
State	86	96	90
Foreign	122	90	101
Total current	732	844	644

Deferred
Federal	767	95	195
State	164	42	53
Foreign	(49)	(73)	(77)
Total deferred	882	64	171
Income tax expense	$1,614	$908	$815
During 2017, 2016 and 2015, income tax expense related to continuing operations was $1,614 million, $908 million and $815 million, which included net discrete tax benefits of $82 million, $42 million and $33 million. Our discrete tax benefits during 2017 include a tax benefit of $54 million related to the adoption of the amended accounting guidance on employee share-based compensation.
In 2016, we recognized a $19 million discrete tax benefit due to a reduction in our deferred tax liabilities as a result of enacted tax law changes in certain foreign jurisdictions and a $25 million discrete tax benefit associated with the U.S. Tax Court’s decision in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing agreement. Discrete tax benefits in 2015 included a $55 million benefit related to an agreement reached with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006.
Our reported income tax rates were 23.4%, 27.9%, and 30.7% in 2017, 2016 and 2015. The fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, discrete items and the impact of an intercompany sale of software.
The reconciliation between our effective tax rate on income from continuing operations and statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2017	2016	2015
Income tax expense at federal statutory rate	$2,411	$1,137	$930
State income taxes net of federal tax benefit	153	92	81
Foreign income taxed at various rates	(326)	(295)	(247)
Unrecognized tax benefits and settlements	57	(14)	10
Controlled substance distribution reserve	—	—	58
Non-deductible goodwill impairment	106	—	—
Share-Based Compensation excess tax deduction	(54)	—	—
Net tax benefit on intellectual property transfer	(137)	—	—
Rate differential on gain from Change Healthcare Net Asset Exchange	(587)	—	—
Other, net	(9)	(12)	(17)
Income tax expense	$1,614	$908	$815

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment, described in Financial Note 3, “Goodwill Impairment,” had an unfavorable impact on our effective tax rate in 2017 given that the majority of this charge was not deductible for tax purposes.
In March 2016, amended guidance was issued for employee share-based payment awards. Under the amended guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee share-based compensation arrangements are recognized within income tax expense. We elected to early adopt this amended guidance in the first quarter of 2017. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than APIC. As a result, a tax benefit of $54 million was recognized in 2017.
On December 19, 2016, we sold various software and ancillary intellectual property relating to our Technology Solutions business between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. A McKesson entity based in the U.S. was the recipient of the software and ancillary intellectual property and is entitled to amortize the fair value of the assets for book and tax purposes. The tax benefit associated with the amortization of these assets is being recognized over the tax lives of the assets. As a result, a net tax benefit of $137 million was recognized prior to the contribution of a portion of these assets to Change Healthcare as described in Financial Note 2, “Healthcare Technology Net Asset Exchange”.
On March 1, 2017, we contributed assets to Change Healthcare as described in Financial Note 2, “Healthcare Technology Net Asset Exchange”. While this transaction was predominantly structured as a tax free asset contribution for U.S. federal income tax purposes under Section 721(a) of the Internal Revenue Code, we recorded tax expense of $929 million on the gain. The tax expense was primarily driven by the recognition of a deferred tax liability on the excess book over tax basis in our equity investment in Change Healthcare.
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2017	2016
Assets
Receivable allowances	$124	$110
Deferred revenue	19	77
Compensation and benefit related accruals	593	710
Net operating loss and credit carryforwards	594	367
Long-term contractual obligations	107	—
Other	222	275
Subtotal	1,659	1,539
Less: valuation allowance	(503)	(267)
Total assets	1,156	1,272
Liabilities
Inventory valuation and other assets	(2,818)	(2,619)
Fixed assets and systems development costs	(224)	(326)
Intangibles	(921)	(981)
Change Healthcare Equity Investment	(773)	—
Other	(70)	(21)
Total liabilities	(4,806)	(3,947)
Net deferred tax liability	$(3,650)	$(2,675)

Long-term deferred tax asset	28	59
Long-term deferred tax liability	(3,678)	(2,734)
Net deferred tax liability	$(3,650)	$(2,675)

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We assess the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized.  As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions.  The valuation allowance was approximately $503 million and $267 million in 2017 and 2016. The increase of $236 million in valuation allowances in the current year relate primarily to net operating and capital losses incurred in certain tax jurisdictions for which no tax benefit was recognized.
We have federal, state and foreign net operating loss carryforwards of $126 million, $2,099 million and $1,367 million. Federal and state net operating losses will expire at various dates from 2018 through 2038. Substantially all of our foreign net operating losses have indefinite lives. In addition, we have foreign capital loss carryforwards of $624 million with indefinite lives.
The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2017	2016	2015
Unrecognized tax benefits at beginning of period	$555	$616	$647
Additions based on tax positions related to prior years	7	116	62
Reductions based on tax positions related to prior years	(67)	(62)	(18)
Additions based on tax positions related to current year	105	28	27
Reductions based on settlements	(113)	(141)	(65)
Reductions based on the lapse of the applicable statutes of limitations	—	(6)	(12)
Exchange rate fluctuations	(1)	4	(25)
Unrecognized tax benefits at end of period	$486	$555	$616
As of March 31, 2017, we had $486 million of unrecognized tax benefits, of which $342 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, we do not expect any material reduction in our unrecognized tax benefits. However, this may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on income taxes as income tax expense. We recognized income tax benefit of $6 million in 2017, income tax expense of $12 million in 2016 and income tax benefit of $24 million in 2015, related to interest and penalties in our consolidated statements of operations. The income tax benefit for interest and penalties recognized in 2015 and 2017 was primarily due to the lapses of statutes of limitations. As of March 31, 2017 and 2016, we had accrued $45 million and $77 million cumulatively in interest and penalties on unrecognized tax benefits.
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
At March 31, 2017, undistributed earnings of our foreign operations totaling $6,877 million were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings to support our foreign operations and acquisitions. The determination of the amount of deferred taxes on these earnings depends on judgment regarding withholding taxes, applicable tax laws and factual circumstances in effect at the time of any future distribution. Therefore, the Company believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to its undistributed earnings.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

11.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
In December 2014, the domination and profit and loss transfer agreement (the “Domination Agreement”) entered into between McKesson and Celesio AG (“Celesio”) became effective upon the registration in the commercial register of Celesio at the local court of Stuttgart. Upon the effectiveness of the Domination Agreement, Celesio subordinated its management to McKesson and undertook to transfer all of its annual profits to McKesson, and McKesson undertook to compensate any annual losses incurred by Celesio and to grant, subject to a potential court review, the noncontrolling shareholders of Celesio (i) an annual recurring compensation of €0.83 per Celesio share (“Compensation Amount”), (ii) a one-time dividend for Celesio’s fiscal year ended December 31, 2014 of €0.83 per Celesio share reduced accordingly for any dividend paid by Celesio in relation to its fiscal year ended December 31, 2014 (“Guaranteed Dividend”) and (iii) a right to put (“Put Right”) their Celesio shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any Compensation Amount or Guaranteed Dividend already paid in respect of the relevant time period (“Put Amount”). The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020.
Under the Domination Agreement, the noncontrolling shareholders of Celesio ceased to participate in their percentage ownership of Celesio’s profits and losses, but instead became entitled to receive the one-time Guaranteed Dividend in December 2014 and the Compensation Amount from January 2015. As a result, during 2017, 2016 and 2015, we recorded a total attribution of net income to the noncontrolling shareholders of Celesio of $44 million, $44 million and $62 million. All amounts were recorded in our consolidated statement of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our consolidated balance sheet.

Upon the effectiveness of the Domination Agreement, the noncontrolling interests in Celesio became redeemable as a result of the Put Right. Accordingly, the carrying value of noncontrolling interests related to Celesio of $1.5 billion was reclassified from “Total Equity” to “Redeemable Noncontrolling Interests” on our consolidated balance sheet during 2015. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At March 31, 2017 and 2016, the carrying value of redeemable noncontrolling interests of $1.33 billion and $1.41 billion exceeded the maximum redemption value of $1.21 billion and $1.28 billion. At March 31, 2017 and 2016, we owned approximately 76% of Celesio’s outstanding common shares.
Appraisal Proceedings

Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court to challenge the adequacy of the Compensation Amount, the Guaranteed Dividend and/or the Put Amount. As long as any Appraisal Proceedings are pending, the Compensation Amount, Guaranteed Dividend and/or Put Amount will be paid as specified currently in the Domination Agreement. If any such Appraisal Proceedings result in an adjustment to the Compensation Amount, Guaranteed Dividend and/or Put Amount, Celesio Holdings would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the Guaranteed Dividend, Compensation Amount and/or Put Amount. The Put Right specified in the Domination Agreement may be exercised until two months after the announcement regarding the end of the Appraisal Proceedings (“Time Limitation Period”). In addition, if the Domination Agreement is terminated after the Time Limitation Period, the Put Right may be exercised for a two-month period after the date of termination.

Noncontrolling Interests
In connection with our acquisition of Vantage on April 1, 2016 as described in Financial Note 4, “Business Combinations,” we recognized noncontrolling interests with a fair value of $89 million at the acquisition date. Noncontrolling interests which represent third-party equity interests in our consolidated entities, including Vantage and ClarusOne Sourcing Services LLC, were $178 million and $84 million at March 31, 2017 and 2016. During 2017, 2016 and 2015, we allocated a total of $39 million, $8 million and $5 million of net income to noncontrolling interests.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

12.	Earnings Per Common Share
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
The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2017	2016	2015
Income from continuing operations	$5,277	$2,342	$1,842
Net income attributable to noncontrolling interests	(83)	(52)	(67)
Income from continuing operations attributable to McKesson	5,194	2,290	1,775
Loss from discontinued operations, net of tax	(124)	(32)	(299)
Net income attributable to McKesson	$5,070	$2,258	$1,476

Weighted average common shares outstanding:
Basic	221	230	232
Effect of dilutive securities:
Options to purchase common stock	1	1	1
Restricted stock units	1	2	2
Diluted	223	233	235

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$23.28	$9.84	$7.54
Discontinued operations	(0.55)	(0.14)	(1.27)
Total	$22.73	$9.70	$6.27
Basic
Continuing operations	$23.50	$9.96	$7.66
Discontinued operations	(0.55)	(0.14)	(1.29)
Total	$22.95	$9.82	$6.37

(1)	Certain computations may reflect rounding adjustments.

Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million, 2 million and 1 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share in 2017, 2016 and 2015, as they were anti-dilutive.

13.Receivables, Net

	March 31,
(In millions)	2017	2016
Customer accounts	$14,602	$14,519
Other	3,893	3,711
Total	18,495	18,230
Allowances	(280)	(250)
Net	$18,215	$17,980

Other receivables primarily include amounts due from suppliers and customer unbilled receivables. The allowances are primarily for estimated uncollectible accounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

14.    Property, Plant and Equipment, Net

	March 31,
(In millions)	2017	2016
Land	$166	$228
Building, machinery, equipment and other (1)	3,637	3,556
Total property, plant and equipment	3,803	3,784
Accumulated depreciation	(1,511)	(1,506)
Property, plant and equipment, net	$2,292	$2,278

(1)
During the fourth quarter of 2017, we completed a sale-leaseback transaction for our corporate headquarters building in San Francisco, California.  Refer to Financial Note 28, "Sale-Leaseback" for more information.

15.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2015	$7,994	$1,823	$9,817
Goodwill acquired	21	—	21
Acquisition accounting, transfers and other adjustments	8	—	8
Goodwill disposed	(59)	(27)	(86)
Foreign currency translation adjustments, net	23	3	26
Balance, March 31, 2016	$7,987	$1,799	$9,786
Goodwill acquired	2,836	22	2,858
Acquisition accounting, transfers and other adjustments	(146)	1	(145)
Impairment	—	(290)	(290)
Amount reclassified to assets held for sale	(165)	—	(165)
Goodwill disposed (1)	(30)	(1,078)	(1,108)
Foreign currency translation adjustments, net	(350)	—	(350)
Balance, March 31, 2017	$10,132	$454	$10,586

(1)
2017 Technology Solutions segment amount represents goodwill disposal associated with Healthcare Technology Net Asset Exchange transaction. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for more information.

As of March 31, 2017 and 2016, the accumulated goodwill impairment losses were $290 million and $36 million primarily in our Technology Solutions segment. Refer to Financial Note 3, “Goodwill Impairment,” for more information on the impairment charge recorded in 2017.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding intangible assets is as follows:

	March 31, 2017				March 31, 2016
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$2,893	$(1,295)	$1,598	$2,652	$(1,324)	$1,328
Service agreements	13	1,009	(316)	693	959	(269)	690
Pharmacy licenses	25	741	(150)	591	857	(121)	736
Trademarks and trade names	15	845	(124)	721	314	(96)	218
Technology	4	69	(64)	5	195	(182)	13
Other	5	201	(144)	57	163	(127)	36
Total		$5,758	$(2,093)	$3,665	$5,140	$(2,119)	$3,021
Amortization expense of intangible assets was $444 million, $431 million and $494 million for 2017, 2016 and 2015. Estimated annual amortization expense of intangible assets is as follows: $385 million, $370 million, $355 million, $341 million and $309 million for 2018 through 2022, and $1,905 million thereafter. All intangible assets were subject to amortization as of March 31, 2017 and 2016.

16.	Capitalized Software Held for Sale, Net
Changes in the carrying amount of capitalized software held for sale, net, which is included in other assets in the consolidated balance sheets, were as follows:

	Years Ended March 31,
(In millions)	2017	2016	2015
Balance, at beginning of period	$78	$91	$103
Amounts capitalized	16	30	34
Amortization expense	(21)	(37)	(40)
Disposal (1)	(45)	(5)	—
Foreign currency translations adjustments, net	—	(1)	(6)
Balance, at end of period	$28	$78	$91

(1)
2017 disposal primarily includes $45 million of capitalized software contributed to Change Healthcare in connection with Healthcare Technology Net Asset Exchange transaction. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

17.	Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2017	2016
U.S. Dollar notes (1) (3)
5.70% Notes due March 1, 2017	—	500
1.29% Notes Due March 10, 2017	—	700
1.40% Notes due March 15, 2018	500	500
7.50% Notes due February 15, 2019	350	350
2.28% Notes due March 15, 2019	1,100	1,100
4.75% Notes due March 1, 2021	599	599
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
7.65% Debentures due March 1, 2027	175	175
6.00% Notes due March 1, 2041	493	493
4.88% Notes due March 15, 2044	800	800
Foreign currency notes (2) (3)
4.00% Euro Bonds due October 18, 2016	—	403
4.50% Euro Bonds due April 26, 2017	533	583
0.63% Euro Notes due August 17, 2021	638	—
1.50% Euro Notes due November 17, 2025	635	—
3.13% Sterling Notes due February 17, 2029	564	—

Lease and other obligations	75	4
Total debt	8,362	8,107
Less: Current portion	1,057	1,610
Total long-term debt	$7,305	$6,497

(1)	Interest on these notes is payable semiannually each year.

(2)	Interest on these foreign bonds and notes is payable annually each year.

(3)	These notes are unsecured and unsubordinated obligations of the Company.

Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency denominated borrowings. At March 31, 2017 and March 31, 2016, $8,362 million and $8,107 million of total debt were outstanding, of which $1,057 million and $1,610 million were included under the caption “Current portion of long-term debt” within our consolidated balance sheets.
On February 17, 2017, we completed a public offering of 0.63% Euro-denominated notes due August 17, 2021 (the “2021 Euro Notes”) in an aggregate principal amount of €600 million, 1.50% Euro-denominated notes due November 17, 2025 (the “2025 Euro Notes”) in an aggregate principal amount of €600 million and 3.13% British pound sterling-denominated notes due February 17, 2029 (the “2029 Sterling Notes”) in an aggregate principal amount of £450 million. Interest on the 2021 Euro Notes is payable on August 17th of each year, commencing on August 17, 2017. Interest on the 2025 Euro Notes is payable on November 17th of each year, commencing on November 17, 2017. Interest on the 2029 Sterling Notes is payable on February 17th of each year, commencing on February 17, 2018. We utilized the net proceeds from these notes of $1.8 billion, net of discounts and offering expenses for general corporate purposes including repayments of long-term debt.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Each note, which constitutes a “Series”, is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and, from time-to-time, future unsecured and unsubordinated indebtedness outstanding. Each Series is governed by materially similar indentures and officers’ certificates. Upon at least 15 days notice to holders of a Series, we may redeem that Series at any time prior to maturity, in whole or in part, for cash at redemption prices that may include a make-whole premium plus accrued and unpaid interest, as specified in the indenture and officers’ certificate relating to that Series. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not consolidate, merge or sell all or substantially all of our assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without lenders’ consent. The indentures also contain customary events of default provisions.
In 2017, we repaid at maturity our €350 million Euro-denominated bond (or, approximately $385 million) due October 18, 2016, our $500 million 5.70% notes due March 1, 2017 and our $700 million 1.29% due March 10, 2017. In 2016, we repaid at maturity our $400 million floating rate notes due September 10, 2015, our $500 million 0.95% notes due December 4, 2015, our $600 million 3.25% notes due March 1, 2016 and a term loan balance of $93 million.
Other Information
Scheduled payments of long-term debt are $1,057 million in 2018, of which €500 million Euro-denominated bond (or, approximately $545 million) due April 26, 2017 was repaid at maturity, $1,503 million in 2019, $11 million in 2020, $605 million in 2021, $641 million in 2022 and $4,545 million thereafter.
Revolving Credit Facilities
During the third quarter of 2016, we entered into a syndicated $3.5 billion senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate, a prime rate, or alternative overnight rates as applicable, and agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At March 31, 2017, we were in compliance with all covenants. There were no borrowings outstanding under this facility as of March 31, 2017 and 2016. As of March 31, 2017 and 2016, the amount available under the Global Facility was $3.5 billion.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $229 million as of March 31, 2017. Borrowings and repayments were not material in 2017. During 2016 and 2015, we borrowed $641 million and $225 million and repaid $635 million and $267 million under these credit lines primarily related to short‑term borrowings. These credit lines have interest rates ranging from 0.2% to 6%. As of March 31, 2017, there was nil borrowings outstanding under these credit lines.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accounts Receivable Facilities
Following the execution of the Global Facility, we also terminated an accounts receivable sales facility (the “AR Facility”) with a committed balance of $1.35 billion during the third quarter of 2016. There were no borrowings under the AR Facility during 2016 and 2015. The AR Facility contained requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we did not comply with these covenants, our ability to use the AR Facility would have been suspended and repayment of any outstanding balances under the AR Facility would have been required. At March 31, 2016, we were in compliance with all covenants.
We also had accounts receivable factoring facilities (the “Factoring Facilities”) denominated in foreign currencies. Transactions under these facilities are accounted for as secured borrowings and have interest rates ranging from 0.85% to 1.26%. During 2017, 2016 and 2015 we borrowed $7 million, $919 million and $2,875 million and repaid $13 million, $1,055 million and $2,908 million in short-term borrowings under these facilities. At March 31, 2017 and 2016, there were nil and $7 million in secured borrowings outstanding under these facilities. All of the Factoring Facilities expired by April 2016.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. As of March 31, 2017, we had $183 million commercial paper notes outstanding with the weighted average interest rate of 1.20%. There were no borrowings outstanding under the commercial paper program as of March 31, 2016.

18.	Variable Interest Entities
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
Consolidated Variable Interest Entities
We consolidate VIEs when we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, are considered the primary beneficiary of the VIE. We consolidate certain single-lessee leasing entities where we, as the lessee, have the majority risk of the leased assets due to our minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide us with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have material impact on our consolidated statements of operations and cash flows. Total assets and liabilities included in our consolidated balance sheet for these VIEs were $821 million and $149 million at March 31, 2017 and $119 million and $44 million at March 31, 2016.
Investments in Unconsolidated Variable Interest Entities
We are involved with VIEs which we do not consolidate because we do not have the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiary of the entities. Our relationships include equity investments and lending, leasing, contractual or other relationships with the VIEs. Our most significant relationships are with oncology and other specialty practices. Under these practice arrangements, we generally own or lease all of the real estate and equipment used by the affiliated practices and manage the practices’ administrative functions. We also have relationships with certain pharmacies in Europe with whom we may provide financing, have equity ownership and/or a supply agreement whereby we supply the vast majority of the pharmacies’ purchases. Our maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.1 billion at March 31, 2017 and 2016, which primarily represents the value of intangible assets related to service agreements, equity investments and lease and loan receivables. This amount excludes the customer loan guarantees discussed in Financial Note 24, “Financial Guarantees and Warranties.” We believe there is no material loss exposure on these assets or from these relationships.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

19.	Pension Benefits
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
Our non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway, United Kingdom, Germany, and Canada. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation. The obligations in Norway are largely related to the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law. The shortfall may not exceed 1% of the obligation. If the shortfall exceeds this threshold, it must be remedied within two years. In the United Kingdom, we have subsidiaries that participate in a joint pension plan. This plan is largely funded by contractual trust arrangements that hold Company assets that may only be used to pay pension obligations. The Trustee Board decides on the minimum contribution to the plan in association with selected employees of the entity. A valuation is performed at regular intervals in order to determine the amount of the contribution and to ensure that the minimum contribution is made. The pension obligation in Germany is unfunded with the exception of the contractual trust arrangement used to fund pensions of Celesio’s Management Board.
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end.
The net periodic expense for our pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2017	2016	2015	2017	2016	2015
Service cost - benefits earned during the year	$5	$4	$1	$15	$20	$16
Interest cost on projected benefit obligation	13	18	19	23	24	34
Expected return on assets	(15)	(19)	(21)	(26)	(30)	(30)
Amortization of unrecognized actuarial loss and prior service costs	11	42	19	4	3	3
Curtailment/settlement loss (gain)	—	2	—	(2)	—	6
Net periodic pension expense	$14	$47	$18	$14	$17	$29
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Years Ended March 31,		Years Ended March 31,
(In millions)	2017	2016	2017	2016
Change in benefit obligations
Benefit obligation at beginning of period (1)	$535	$583	$899	$963
Service cost	5	4	15	20
Interest cost	13	18	23	24
Actuarial loss (gain)	(11)	(13)	98	(64)
Benefits paid	(26)	(54)	(34)	(35)
Expenses paid	(3)	(3)	(1)	—
Amendments	—	—	—	(2)
Acquisitions	—	—	37	—
Foreign exchange impact and other	—	—	(94)	(7)
Benefit obligation at end of period (1)	$513	$535	$943	$899

Change in plan assets
Fair value of plan assets at beginning of period	$262	$298	$607	$612
Actual return on plan assets	22	(3)	76	2
Employer and participant contributions	38	24	16	44
Benefits paid	(26)	(54)	(34)	(35)
Expenses paid	(3)	(3)	(1)	—
Acquisitions	—	—	35	—
Foreign exchange impact and other	—	—	(76)	(16)
Fair value of plan assets at end of period	$293	$262	$623	$607

Funded status at end of period	$(220)	$(273)	$(320)	$(292)

Amounts recognized on the balance sheet
Assets	$—	$—	$4	$21
Current liabilities	(17)	(2)	(7)	(11)
Long-term liabilities	(203)	(271)	(317)	(302)
Total	$(220)	$(273)	$(320)	$(292)

(1)	The benefit obligation is the projected benefit obligation.
The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2017	2016	2017	2016
Projected benefit obligation	$513	$535	$943	$899
Accumulated benefit obligation	513	535	902	855
Fair value of plan assets	293	262	623	607

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2017	2016	2017	2016
Net actuarial loss	$157	$185	$160	$133
Prior service credit	—	—	(3)	(11)
Total	$157	$185	$157	$122
Other changes in accumulated other comprehensive income (pre-tax) were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2017	2016	2015	2017	2016	2015
Net actuarial loss (gain)	$(17)	$9	$58	$47	$(38)	$117
Prior service credit	—	—	—	—	(5)	(8)
Amortization of:
Net actuarial loss	(11)	(44)	(27)	(4)	(5)	(5)
Prior service credit (cost)	—	—	8	2	2	2
Foreign exchange impact and other	—	—	—	(10)	(1)	(8)
Total recognized in other comprehensive loss (income)	$(28)	$(35)	$39	$35	$(47)	$98
We expect to amortize $11 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2018. The comparable 2017 amount was $15 million of actuarial loss.
Projected benefit obligations related to our unfunded U.S. plans were $176 million and $175 million at March 31, 2017 and 2016. Pension obligations for our unfunded plans are based on the recommendations of independent actuaries. Projected benefit obligations relating to our unfunded non-U.S. plans were $276 million and $272 million at March 31, 2017 and 2016. Funding obligations for our non-U.S. plans vary based on the laws of each non-U.S. jurisdiction.
Expected benefit payments, including assumed executive lump sum payments, for our pension plans are as follows: $73 million, $206 million, $61 million, $62 million and $64 million for 2018 to 2022 and $307 million for 2023 through 2027. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $30 million for 2018.
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
	2017	2016	2015	2017	2016	2015
Net periodic pension expense
Discount rates	3.40%	3.36%	3.74%	2.72%	2.36%	3.85%
Rate of increase in compensation	4.00	4.00	4.00	2.76	2.80	3.11
Expected long-term rate of return on plan assets	6.25	6.75	7.25	4.51	4.87	5.39
Benefit obligation
Discount rates	3.39%	3.27%	3.18%	2.35%	2.84%	2.50%
Rate of increase in compensation	4.00	4.00	4.00	3.18	2.98	3.24

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Our defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2017, our U.S. defined benefit liabilities are valued using a weighted average discount rate of 3.39%, which represents an increase of 12 basis points from our 2016 weighted-average discount rate of 3.27%. Our non-U.S defined benefit pension plan liabilities are valued using a weighted-average discount rate of 2.35%, which represents a decrease of 49 basis points from our 2016 weighted-average discount rate of 2.84%.
Plan Assets
Investment Strategy: The overall objective for U. S. pension plan assets is to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments are made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
The target allocations for U.S. plan assets at March 31, 2017 and 2016 are 50% equity investments, 45% fixed income investments including cash and cash equivalents and 5% real estate. Equity investments include common stock, preferred stock, and equity commingled funds. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. The real estate investment is in a commingled real estate fund.
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
Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2017 and 2016, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2017				March 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$—	$—	$8	$2	$—	$—	$2
Equity securities:
Common and preferred stock	17	—	—	17	—	—	—	—
Equity commingled funds	—	—	—	—	13	40	—	53
Fixed income securities:
Government securities	—	27	—	27	24	68	—	92
Corporate bonds	—	12	—	12	69	120	10	199
Mortgage-backed securities	—	10	—	10	—	—	—	—
Asset-backed securities and other	—	19	—	19	—	—	—	—
Fixed income commingled funds	—	—	—	—	20	29	—	49
Other:
Real estate funds	—	—	—	—	2	—	6	8
Other	—	—	—	—	—	—	—	—
Total	$25	$68	$—	$93	$130	$257	$16	$403
Assets held at NAV practical expedient (1)
Equity commingled funds				131				94
Fixed income commingled funds				59				53
Real estate funds				10				13
Other				—				60
Total plan assets				$293				$623

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2016				March 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$—	$—	$4	$4	$—	$—	$4
Equity securities:
Common and preferred stock	16	—	—	16	—	—	—	—
Equity commingled funds	—	—	—	—	6	59	—	65
Fixed income securities:
Government securities	—	12	—	12	22	68	—	90
Corporate bonds	—	12	—	12	1	14	—	15
Mortgage-backed securities	—	14	—	14	—	—	—	—
Asset-backed securities and other	—	22	—	22	—	—	—	—
Fixed income commingled funds	—	—	—	—	67	64	—	131
Other:
Real estate funds	—	—	—	—	—	—	8	8
Other	—	—	—	—	21	95	—	116
Total	$20	$60	$—	$80	$121	$300	$8	$429
Assets held at NAV practical expedient (1)
Equity commingled funds				165				91
Fixed income commingled funds				—				56
Real estate funds				17				16
Other				—				15
Total plan assets				$262				$607

(1)
Equity commingled funds, fixed income commingled funds, real estate funds and other investments for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total investments.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fixed income commingled funds - Some fixed income investments are held in exchange traded or commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 1 or 2 investments.
Real estate funds - The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals and market based comparable data. The real estate funds are classified as Level 1, 2, or 3 investments.
Other - At March 31, 2017 and 2016, this includes $37 million and $40 million of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The activity attributable to Level 3 plan assets was insignificant in the years ended March 31, 2017 and 2016.
Multiemployer Plans
The Company contributes to a number of multiemployer pension plans under the terms of collective-bargaining agreements that cover union-represented employees in the U.S. In 2017, we also contributed to the Pensjonsordningen for Apoteketaten (“POA”), a mandatory multiemployer pension scheme for our pharmacy employees in Norway, managed by the association of Norwegian Pharmacies.
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
Contributions and amounts accrued for U.S. Plans were not material for the years ended March 31, 2017, 2016, and 2015. Contributions to the POA for non-U.S. Plans exceeding 5% of total plan contributions were $18 million, $23 million and $24 million in 2017, 2016 and 2015. Based on actuarial calculations, we estimate the funded status for our non-U.S. Plans to be approximately 75% as of March 31, 2017. No amounts were accrued for liability associated with the POA as we have no intention to withdraw from the plan.
Defined Contribution Plans
We have a contributory profit sharing investment plan (“PSIP”) for U.S. eligible employees. Eligible employees may contribute to the PSIP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the PSIP and non-U.S. plans were $98 million, $99 million and $103 million for the years ended March 31, 2017, 2016, and 2015.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

20.	Postretirement Benefits
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
The net periodic expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2017	2016	2015
Service cost - benefits earned during the year	$1	$1	$1
Interest cost on accumulated benefit obligation	2	4	5
Amortization of unrecognized actuarial gain and prior service credit	(1)	—	(4)
Net periodic postretirement expense	$2	$5	$2
Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2017	2016
Benefit obligation at beginning of period	$98	$118
Service cost	1	1
Interest cost	2	4
Plan amendments	—	(16)
Actuarial (gain) / loss	(13)	3
Benefit payments	(6)	(11)
Curtailment gain	—	(1)
Benefit obligation at end of period	$82	$98
The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement benefits at March 31, 2017 and 2016 were net actuarial gains of $11 million and net actuarial losses of $4 million and net prior service credits of $14 million and $16 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial gains of $14 million in 2017 and net actuarial losses of $3 million in 2016 and net prior service credits of $3 million and $16 million in 2017 and 2016.
We estimate that the amortization of the actuarial income from stockholders’ equity to other postretirement gain in 2018 will be $4 million. Comparable 2017 amount was an expense of $1 million.
Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans are as follows: $8 million, $7 million, $7 million, $7 million and $7 million for 2018 to 2022 and $30 million cumulatively for 2023 through 2027. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $8 million for 2018.
Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 3.68%, 3.59% and 4.07% for 2017, 2016 and 2015. Weighted-average discount rates for the actuarial present value of benefit obligations were 3.82%, 3.68% and 3.61% for 2017, 2016 and 2015.
Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 3.00% and 6.50% for prescription drugs, 3.00/3.00% and 7.00/6.50% for ages pre-65/post-65 medical and 3.00% and 5.00% for dental in 2017 and 2016. For 2017, 2016 and 2015, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Pursuant to various collective bargaining agreements, we contribute to multiemployer health and welfare plans that cover union-represented employees. Our liability is limited to the contractual dollar obligations set forth by the collective bargaining agreements. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2017, 2016, and 2015.

21.	Hedging Activities
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
Foreign currency exchange risk
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross currency swaps. These forward contracts and cross currency swaps are generally used to offset the potential income statement effects from intercompany loans denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign exchange rate risk.
At March 31, 2017, we had €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar (“Net Investment Hedges”). For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in Accumulated Other Comprehensive Income in the statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments.  We did not have any foreign denominated notes designated as a net investment hedge as of March 31, 2016. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in value are recorded in earnings.  Losses from net investment hedges recorded in other comprehensive income were $13 million for the year ended March 31, 2017. We did not have any ineffective portion of the net investment hedge as of March 31, 2017.
Derivatives Designated as Hedges
At March 31, 2017 and 2016, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional amounts of $243 million and $323 million, which were designated as cash flow hedges. These contracts will mature between March 2018 and March 2020.
From time to time, we enter into cross currency swaps to hedge intercompany loans denominated in non-functional currencies. For our cross currency swap transactions, we agree with another party to exchange, at specified intervals, one currency for another currency at a fixed exchange rate, generally set at inception, calculated by reference to agreed upon notional amounts. These cross currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges.
At March 31, 2017 and March 31, 2016, we had cross currency swaps with total gross notional amounts of approximately $2,663 million and $546 million, which are designated as cash flow hedges. These swaps will mature between February 2018 and January 2024.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

For forward contracts and cross currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded into Accumulated Other Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses on these hedges recorded in other comprehensive income and earnings were not material in 2017, 2016 and 2015.
Derivatives Not Designated as Hedges
At March 31, 2017, we had a forward contract to primarily hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional amounts of $173 million. This contract matured in April 2017 and was not designated for hedge accounting. Gains or losses from this contract were not material for the year ended March 31, 2017.
We also have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At March 31, 2017 and 2016, the total gross notional amounts of these contracts were $62 million and $876 million.
These contracts will mature through December 2017 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings and accordingly, net gains of $5 million and $60 million in 2017 and 2016, and net losses of $189 million in 2015, were recorded within operating expenses. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	March 31, 2017			March 31, 2016
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$17	$—	$81	$16	$—	$80
Foreign exchange contracts (non-current)	Other Noncurrent Assets	32	—	162	46	—	243
Cross currency swaps (current)	Prepaid expenses and other	17	—	174	—	—	—
Cross currency swaps (non-current)	Other Noncurrent Assets/Liabilities	90	—	2,489	—	8	546
Total		$156	$—		$62	$8
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$1	$—	$198	$23	$—	$680
Foreign exchange contracts (current)	Other accrued liabilities	—	—	37	—	—	196
Total		$1	$—		$23	$—

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Refer to Financial Note 22, “Fair Value Measurements,” for more information on these recurring fair value measurements.

22.	Fair Value Measurements
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
At March 31, 2017 and 2016, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered to be Level 1 inputs.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $8.4 billion and $8.7 billion at March 31, 2017 and $8.1 billion and $8.6 billion at March 31, 2016. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Our financial assets measured at fair value on a recurring basis primarily represent money market funds with the amounts of $478 million and $2,413 million at March 31, 2017 and 2016. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for our marketable securities were not material at March 31, 2017 and 2016.
Fair values of our forward foreign currency contracts were determined using observable inputs from available market information.  Fair values of our cross currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 21, “Hedging Activities,” for fair value and other information on our foreign currency derivatives including forward foreign currency contracts and cross currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended March 31, 2017 and 2016.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

At March 31, 2017, assets measured at fair value on a nonrecurring basis primarily consisted of our equity method investment in Change Healthcare (Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,”) and goodwill for a reporting unit within our Technology Solutions segment, as further discussed below. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2017.
There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2016.
Goodwill
As discussed in Financial Note 3, "Goodwill Impairment," in 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of goodwill related to our EIS business, which is a reporting unit within our Technology Solutions segment. The impairment primarily resulted from a decline in estimated cash flows. The goodwill impairment test requires us to compare the fair value of the reporting unit to the fair value of the reporting unit's net assets, excluding goodwill but including any unrecognized intangible assets, to determine the implied fair value of goodwill. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess.
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

23.	Lease Obligations
We lease facilities and equipment almost solely under operating leases. At March 31, 2017, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancelable Operating Leases
2018	$477
2019	414
2020	315
2021	264
2022	231
Thereafter	932
Total minimum lease payments (1)	$2,633

(1)
Amount includes future minimum lease payments for the sale-leaseback transaction of $45 million. Minimum lease payments have not been reduced by minimum sublease rentals of $51 million due under future noncancelable subleases.

Rental expense under operating leases was $474 million, $433 million and $440 million in 2017, 2016 and 2015. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to fourteen years, while remaining terms for equipment leases range from one to eight years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for 2017, 2016 and 2015.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

24.	Financial Guarantees and Warranties
Financial Guarantees
We have agreements with certain of our customers’ financial institutions, mainly in Canada and Europe, under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees range from one to twelve years and are primarily provided to facilitate financing for certain customers. The majority of our customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2017, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $226 million and $98 million, of which we have not accrued any material amounts. The expirations of these financial guarantees are as follows: $190 million, $14 million, $10 million, $7 million and $11 million from 2018 through 2022 and $92 million thereafter.
At March 31, 2017, our banks and insurance companies have issued $255 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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

25.	Commitments and Contingent Liabilities
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
I. Litigation and Claims
On September 7, 2007, McKesson Specialty Arizona Inc. was served with a complaint filed in the New York Supreme Court, New York County by PSKW, LLC, alleging that McKesson Specialty Arizona misappropriated trade secrets and confidential information in launching its LoyaltyScript® program, PSKW, LLC v. McKesson Specialty Arizona Inc., Index No. 602921/07.  PSKW later amended its complaint twice to add additional, but related claims. On March 9, 2017, the court entered judgment after trial in McKesson Specialty Arizona’s favor on all claims. On April 6, 2017, PSKW filed a notice of appeal.
On April 16, 2013, the Company’s wholly-owned subsidiary, U.S. Oncology, Inc. (“USON”), was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York by two relators, purportedly on behalf of the United States, 21 states and the District of Columbia, against USON and five other defendants, alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Piacentile v. Amgen Inc., et al., CV 04-3983 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On February 5, 2013, the United States filed a motion to dismiss the claims pled against Amgen. On September 30, 2013, the court granted the United States’ motion to dismiss. On April 4, 2014, USON filed a motion to dismiss the claims pled against it. The court has not yet ruled on USON’s motion.
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219 (HG). True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. On August 22, 2016, the court denied plaintiffs’ motion for class certification. On November 18, 2016, plaintiffs were granted leave to appeal that ruling to the United States Court of Appeals for the Ninth Circuit. Separately, in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”), certain third parties challenged the Federal Communications Commission’s (“FCC”) authority to require opt-out language on solicited faxes. Simultaneously, other third parties challenged the FCC’s authority to grant waivers, like those granted to the Company, of opt-out language requirements on solicited faxes. On March 31, 2017, the D.C. Circuit vacated the FCC order requiring opt-out language on solicited faxes and dismissed as moot the challenge relating to waivers.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against Celesio Holdings (formerly known as “Dragonfly GmbH & Co KGaA”), a wholly-owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that Celesio Holdings violated German takeover law in connection with the Company’s acquisition of Celesio by paying more to some holders of Celesio’s convertible bonds than it paid to the shareholders of Celesio’s stock, Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, No. 3- 05 O 44/14.  On December 5, 2014, the court dismissed Magnetar’s lawsuit.  Magnetar subsequently appealed that ruling.  On January 19, 2016, the Appellate Court reversed the lower court’s ruling and entered judgment against Celesio Holdings. On February 22, 2016, Celesio Holdings filed a notice of appeal. Written statements have been submitted to the court. A hearing has not yet been set.
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
On January 28, 2016, the Company was served with a qui tam complaint, filed in the United States District Court, for the Southern District of Texas by a relator, purportedly on behalf of the United States, 29 states and the District of Columbia, against the Company and two other defendants, alleging that the defendants reported materially inaccurate data to manufacturers, which caused manufacturers to submit inaccurate Average Manufacturer Prices (“AMPs”) to the Centers for Medicare and Medicaid Services from January 1, 2004 to the present, in violation of the False Claims Act and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees, interest and costs of suit, United States ex rel. Green v. AmerisourceBergen, et al., 4:15-CV-00379. The United States declined to intervene in the case as to all allegations and defendants. On April 18, 2016, the Company, along with the other defendants, filed a joint motion to dismiss the claims pled against them. On March 31, 2017, the court granted defendants’ joint motion to dismiss the lawsuit in its entirety without leave to amend.
On January 26, 2016, the Company was served with an amended complaint filed in the Circuit Court of Boone County, West Virginia, by the State of West Virginia, including the Attorney General of West Virginia, alleging that since 2007, the Company has oversupplied controlled substances to West Virginia and failed to report suspicious orders of controlled substances in violation of the West Virginia Controlled Substances Act, the West Virginia Consumer and Protection Act, as well as common law claims for negligence, public nuisance and unjust enrichment, and seeking injunctive relief, monetary damages and civil penalties, all in unspecified amounts. State of West Virginia ex rel. Morrisey v. McKesson Corporation, Civil Action No.: 16-C-1. Following removal to the United States District Court for the Southern District of West Virginia (Civil Action No.: 2:16-cv-01772), the court remanded the matter to state court in January 2017 without ruling on the pending motion for judgment on the pleadings.
Since December 27, 2016, the Company has been served with nine complaints filed in state and federal courts in West Virginia against the Company and other defendants, alleging substantially similar claims to the West Virginia Attorney General action, including negligence, violation of the West Virginia Controlled Substances Act, and unjust enrichment, and seeking injunctive relief and compensatory and punitive damages, all in unspecified amounts. These lawsuits are McDowell County v. McKesson Corporation, et al., McDowell County, West Virginia Circuit Court, Civil Action No.: 16-C-137M, removed to the United States District Court for the Southern District of West Virginia, Civil Action No.:1:17-cv-00946; The City of Huntington v. Amerisourcebergen Drug Corporation, et al., Cabell County, West Virginia Circuit Court, Civil Action No. 17-C-38, removed to the United States District Court for the Southern District of West Virginia, Civil Action 3:17-1362; Kanawha County Commission v. Rite Aid of Maryland, Inc., et al., United States District Court for the Southern District of West Virginia, Action No. 2:17-cv-01666; Cabell County Commission v. Amerisourcebergen Drug Corporation, et al., United States District Court for the Southern District of West Virginia, Civil Action No. 3:17-cv-01665; Fayette County Commission v. Cardinal Health, Inc., et al., United States District Court for the Southern District of West Virginia, Civil Action No. 2:17-cv-01957; Wayne County Commission v. Rite Aid of Maryland, Inc., et al., United States District Court for the Southern District of West Virginia, Civil Action No. 3:17-cv-01962; Boone County Commission v. Amerisourcebergen Drug Corporation, et al., United States District Court for the Southern District of West Virginia, Civil Action No. 2:17-cv-02028; Wyoming County Commission v. Amerisourcebergen Drug Corporation, et al., United States District Court for the Southern District of West Virginia, Civil Action No. 5:17-cv-02311; and Logan County Commission v. Cardinal Health, Inc., et al., United States District Court for the Southern District of West Virginia, Civil Action No. 2:17-cv-02296. McKesson filed motions to dismiss in all cases in which responses were due.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On May 2, 2017, the Company was served with a complaint filed in the District Court of the Cherokee Nation by the Cherokee Nation against the Company and five other defendants, alleging that the defendants oversupplied controlled substances to the Cherokee Nation in violation of the Cherokee National Unfair and Deceptive Practices Act, as well as common law claims for nuisance, negligence, unjust enrichment and civil conspiracy, and seeking injunctive relief, civil penalties, compensatory damages, restitution, punitive damages, and attorneys’ fees and costs, all in unspecified amounts, Cherokee Nation v. AmerisourceBergen, et al., CV-2017-203. The Company has not yet responded to the complaint.
On January 31, 2017, Steve Silverman, a purported shareholder, filed a shareholder derivative complaint in the United States District Court for the Northern District of California against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties and unjust enrichment relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking restitution and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Silverman v. McKesson Corporation, et al., No. 3:17-cv-00494. On April 3, 2017, the Company filed a motion to dismiss.
On April 3, 2017, Eli Inzlicht, a purported shareholder, filed a shareholder derivative complaint in the United States District Court for the Northern District of California against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking restitution and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Inzlicht v. McKesson Corporation, et.al., No. 5:17-cv-01850.
II. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. For example, in May 2017, the Company was served with a Civil Investigative Demand by the U.S. Attorney’s Office for the Eastern District of New York relating to the certification it obtained for a software product under the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program.  The Company is currently responding to this request. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements.
In 2015, the Company recorded a pre-tax charge of $150 million relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances. In January 2017, the Company finalized the settlements and paid $150 million in cash.
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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these five sites is $10.4 million, net of amounts anticipated from third parties. The $10.4 million is expected to be paid out between April 2017 and March 2047. The Company’s estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In addition, the Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 13 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $1.38 billion. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company or by the numerous other PRPs. Accordingly, the Company’s estimated probable loss at those 13 sites is approximately $24.3 million, which has been entirely accrued for in the accompanying consolidated balance sheets. However, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.
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

26.	Stockholders’ Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2015, the quarterly dividend was raised from $0.24 to $0.28 per common share for dividends declared after such date, until further action by the Board. Dividends were $1.12 per share in 2017, $1.08 per share in 2016 and $0.96 per share in 2015. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2014			$340
Shares repurchased	1.5	$226.55	(340)
Balance, March 31, 2015			$—
Shares repurchase plans authorized
May 2015			500
October 2015			2,000
Shares repurchased	8.7	$173.64	(1,504)
Balance, March 31, 2016			$996
Shares repurchase plans authorized
October 2016			4,000
Shares repurchased	15.5	$141.16	(2,250)
Balance, March 31, 2017			$2,746

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.
During the last three years, our share repurchases were transacted through both open market transactions and ASR programs with third party financial institutions.
In May and October 2015, the Board authorized the repurchase of up to $500 million and $2 billion of the Company’s common stock.
In 2016, we repurchased 4.5 million of the Company’s shares for $854 million through open market transactions at an average price per share of $192.27. In February 2016, we entered into an ASR program with a third-party financial institution to repurchase $650 million of the Company’s common stock. The ASR program was completed during the fourth quarter of 2016 and we repurchased 4.2 million shares at an average price per share of $154.04. During 2016, we completed the May 2015 share repurchase authorization. At March 31, 2016, $1.0 billion remained available for future authorized repurchases of the Company’s common stock under the October 2015 authorization.
In October 2016, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock.
In 2017, we repurchased 14.1 million of the Company’s shares for $2 billion through open market transactions at an average price per share of $140.96.  In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. As of March 31, 2017, we had received 1.4 million shares under this program. This ASR program was completed in April 2017 and we received 0.3 million additional shares. The total number of shares repurchased under this ASR program was 1.7 million shares at an average price per share of $143.19.  During 2017, we completed the October 2015 share repurchase authorization. The total authorization outstanding for repurchases of the Company’s common stock was $2.7 billion at March 31, 2017.
In 2016, we retired 115.5 million or $7.8 billion of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $6.4 billion and $1.5 billion during 2016.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Years Ended March 31,
(In millions)	2017	2016	2015
Foreign currency translation adjustments(1)
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of ($1), ($23) and nil (2) (3)	$(644)	$113	$(1,845)
Reclassified to income statement, net of income tax expense of nil, nil and nil4)	20	—	(10)
	(624)	113	(1,855)
Unrealized gains (losses) on net investment hedges (5)
Unrealized gains (losses) on net investment hedges arising during period, net of income tax benefit of $5, nil and nil	(8)	—	—
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	(8)	—	—
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax benefit of nil, nil and nil	(19)	6	(13)
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	3	3
	(19)	9	(10)
Changes in retirement-related benefit plans
Net actuarial gain (loss) and prior service credit (cost) arising during period, net of income tax expense (benefit) of $4, $13 and ($66) (6)	(20)	23	(140)
Amortization of actuarial gain (loss), prior service cost and transition obligation, net of income tax expense (benefit) of $4, $18 and $6 (7)	9	30	11
Foreign currency translation adjustments and other, net of income tax expense of nil, nil and nil	3	(3)	4
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	1
	(8)	50	(124)

Other Comprehensive Income (Loss), net of tax	$(659)	$172	$(1,989)

(1)
Foreign currency translation adjustments over the last three years primarily resulted from the conversion of non-U.S. dollar financial statements of our foreign subsidiary, Celesio, into the Company’s reporting currency, U.S. dollars.

(2)
The 2017 net foreign currency translation losses of $644 million were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2016 to March 31, 2017. The 2016 net foreign currency translation gains of $113 million were primarily due to the recovery of the Euro against the U.S. dollar, partly offset by the weakening of the Canadian dollar and British pound sterling against the U.S. dollar during the period between April 1, 2015 and March 31, 2016.

(3)
2017 includes net foreign currency translation losses of $74 million and 2016 includes net foreign currency translation gains of $16 million attributable to noncontrolling and redeemable noncontrolling interests.

(4)
These net foreign currency losses were reclassified from accumulated other comprehensive income (loss) to discontinued operations within our consolidated statement of operations due to the Healthcare Technology Net Asset Exchange in 2017 and the sale of a business in 2015.

(5)	2017 includes foreign currency losses of $13 million on the net investment hedges from the €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes.

(6)	The net actuarial losses of $5 million and net gains of $4 million attributable to noncontrolling and redeemable noncontrolling interests in 2017 and 2016.

(7)
Pre-tax amount was reclassified into cost of sales and operating expenses in the consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss) by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(1,420)	$—	$(21)	$(272)	$(1,713)
Other comprehensive income (loss) before reclassifications	113	—	6	23	142
Amounts reclassified to earnings	—	—	3	27	30
Other comprehensive income (loss)	$113	$—	$9	$50	$172
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	16	—	—	4	20
Other comprehensive income (loss) attributable to McKesson	$97	$—	$9	$46	$152
Balance at March 31, 2016	$(1,323)	$—	$(12)	$(226)	$(1,561)
Other comprehensive income (loss) before reclassifications	(644)	(8)	(19)	(17)	(688)
Amounts reclassified to earnings and other	20	—	—	9	29
Other comprehensive income (loss)	$(624)	$(8)	$(19)	$(8)	$(659)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(74)	—	—	(5)	(79)
Other comprehensive income (loss) attributable to McKesson	$(550)	$(8)	$(19)	$(3)	$(580)
Balance at March 31, 2017	$(1,873)	$(8)	$(31)	$(229)	$(2,141)

27.	Related Party Balances and Transactions
Celesio has investments in pharmacies located across Europe that are accounted for under the equity-method. Celesio maintains distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $112 million, $112 million, and $114 million are included in our consolidated statement of operations for the years ended March 31, 2017, 2016 and 2015 and receivables of $12 million and $8 million are included in our consolidated balance sheet as of March 31, 2017 and 2016.
Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” for the information regarding related party balances and transactions with Change Healthcare.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

28.	Sale-Leaseback
During the fourth quarter of 2017, we completed a sale-leaseback transaction for our corporate headquarters building in San Francisco, California. The transaction resulted in net cash proceeds of $223 million and a pre-tax gain of $15 million, which represents the amount of total gain in excess of the present value of the minimum lease payments. Additionally, we deferred a pre-tax gain of $48 million; such gain will be amortized on a straight-line basis over the lease term as a reduction to selling, distribution, and administrative expense in the accompanying consolidated statements of operations. Refer to Financial Note 23, “Lease Obligations,” for the future minimum lease payments associated with this sale-leaseback.

29.	Segments of Business
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
Our Distribution Solutions segment distributes branded and generic pharmaceutical drugs and other healthcare-related products internationally and provides practice management, technology, clinical support and business solutions to community-based oncology and other specialty practices. This segment also provides specialty pharmaceutical solutions for pharmaceutical manufacturers including offering multiple distribution channels and clinical trial access to our network of oncology physicians. It also provides medical-surgical supply distribution, logistics and other services to healthcare providers within the United States. Additionally, this segment operates retail pharmacy chains in Europe and Canada, and supports independent pharmacy networks within North America and Europe. It also supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies.
On March 1, 2017, upon the closing of Healthcare Technology Net Asset Exchange, we contributed the majority of our McKesson Technology Solutions businesses to the newly formed joint venture, Change Healthcare. We retained our RelayHealth Pharmacy and EIS businesses. Accordingly, beginning March 31, 2017, Technology Solutions segment provides clinical, financial and supply chain management solutions to healthcare organizations and includes our equity method investment in Change Healthcare.  Prior to March 1, 2017, this segment also delivered enterprise-wide clinical, patient care and strategic management technology solutions, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations.  Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for additional information about Change Healthcare.
Corporate includes expenses associated with Corporate functions and projects, and the results of certain investments. Corporate expenses are allocated to operating segments to the extent that these items are directly attributable.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2017	2016	2015
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$164,832	$158,469	$143,711
International pharmaceutical distribution and services	24,847	23,497	26,358
Medical-Surgical distribution and services	6,244	6,033	5,907
Total Distribution Solutions	195,923	187,999	175,976

Technology Solutions - products and services	2,610	2,885	3,069
Total Revenues	$198,533	$190,884	$179,045

Operating profit
Distribution Solutions (2) (5)	$3,361	$3,553	$3,047
Technology Solutions (3) (4) (5)	4,215	$519	$438
Total	7,576	4,072	3,485
Corporate Expenses, Net (5)	(377)	$(469)	$(454)
Interest Expense	(308)	$(353)	$(374)
Income From Continuing Operations Before Income Taxes	$6,891	$3,250	$2,657

Depreciation and amortization (6)
Distribution Solutions	$735	$669	$750
Technology Solutions	65	107	156
Corporate	110	109	111
Total	$910	$885	$1,017

Expenditures for long-lived assets (7)
Distribution Solutions	$276	$306	$301
Technology Solutions	30	15	27
Corporate	98	167	48
Total	$404	$488	$376

Revenues, net by geographic area (8)
United States	$164,428	$158,255	$142,810
Foreign	34,105	32,629	36,235
Total	$198,533	$190,884	$179,045

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions segment operating profit for 2016 includes a pre-tax gain of $52 million recognized from the sale of our ZEE Medical business. Operating profit for 2017 and 2016 includes $144 million and $76 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits.

(3)	Technology Solutions segment operating profit for 2017 includes a pre-tax gain of $3,947 million recognized from the Healthcare Technology Net Asset Exchange, net of transaction and related expenses.

(4)
Technology Solutions segment operating profit for 2017 includes a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit. Operating profit for 2016 includes a pre-tax gain of $51 million recognized from the sale of our nurse triage business.

(5)
In 2016, the Company implemented the Cost Alignment Plan to reduce its operating expenses and recorded pre-tax restructuring charges of $229 million in 2016. Pre-tax charges for 2016 were recorded as follows: $161 million, $51 million and $17 million within our Distribution Solutions segment, Technology Solutions segment and Corporate.

(6)	Amounts primarily include amortization of acquired intangible assets purchased in connection with business acquisitions, capitalized software held for sale and capitalized software for internal use.

(7)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

(8)	Net revenues were attributed to geographic areas based on the customers’ shipment locations.
Segment assets and property, plant and equipment, net by geographic areas were as follows:

	March 31,
(In millions)	2017	2016
Segment assets
Distribution Solutions	$52,322	$47,088
Technology Solutions	4,995	3,072
Corporate	3,652	6,363
Total	$60,969	$56,523

Property, plant and equipment, net
United States	$1,383	$1,500
Foreign	909	778
Total	$2,292	$2,278
Assets by operating segment are not reviewed by management for purpose of assessing performance or allocating resources.

30.	Quarterly Financial Information (Unaudited)
The quarterly results of operations are not necessarily indicative of the results that may be expected for the entire year. Selected quarterly financial information for the last two years is as follows:

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017
Revenues	$49,733	$49,957	$50,130	$48,713
Gross profit (1) (2)	2,907	2,756	2,812	2,796
Income (loss) after income taxes:
Continuing operations (1) (2) (3) (4)	$673	$325	$649	$3,630
Discontinued operations	(113)	(1)	(3)	(7)
Net income	$560	$324	$646	$3,623
Net income attributable to McKesson	$542	$307	$633	$3,588
Earnings (loss) per common share attributable to McKesson (5)
Diluted
Continuing operations	$2.88	$1.35	$2.86	$16.79
Discontinued operations	(0.50)	(0.01)	(0.01)	(0.03)
Total	$2.38	$1.34	$2.85	$16.76
Basic
Continuing operations	$2.91	$1.36	$2.89	$16.95
Discontinued operations	(0.50)	—	(0.02)	(0.03)
Total	$2.41	$1.36	$2.87	$16.92

(1)
Gross profit for the first, second, third and fourth quarters of 2017 includes pre-tax charge of $47 million, pre-tax credits of $43 million and $155 million and pre-tax charge of $144 million related to our last-in-first-out (“LIFO”) method of accounting for inventories.

(2)	Gross profit for the first and third quarters of 2017 includes $142 million and $2 million of cash proceeds representing our share of net settlements of antitrust class action lawsuits.

(3)
Financial results for the fourth quarter of 2017 include a pre-tax gain of $3,947 million ($3,018 million after-tax) recognized from the Healthcare Technology Net Asset Exchange, net of transaction and related expenses.

(4)	Financial results for the second quarter of 2017 include a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit within our Technology Solutions segment.

(5)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
Revenues	$47,546	$48,761	$47,899	$46,678
Gross profit (1) (2) (3)	2,848	2,844	2,872	2,852
Income (loss) after income taxes:
Continuing operations (1) (2) (3) (4)	$599	$636	$642	$465
Discontinued operations	(10)	(6)	5	(21)
Net income	$589	$630	$647	$444
Net income attributable to McKesson	$576	$617	$634	$431
Earnings (loss) per common share attributable to McKesson (5)
Diluted
Continuing operations	$2.50	$2.65	$2.71	$1.97
Discontinued operations	(0.05)	(0.02)	0.02	(0.09)
Total	$2.45	$2.63	$2.73	$1.88
Basic
Continuing operations	$2.53	$2.68	$2.74	$1.99
Discontinued operations	(0.04)	(0.02)	0.02	(0.09)
Total	$2.49	$2.66	$2.76	$1.90

(1)
Gross profit for the first, second, third and fourth quarters of 2016 includes pre-tax charges related to our last-in-first-out (“LIFO”) method of accounting for inventories of $91 million, $91 million, $33 million and $29 million.

(2)	Gross profit for the first and third quarters of 2016 includes $59 million and $17 million of cash proceeds representing our share of net settlements of antitrust class action lawsuits.

(3)
In the fourth quarter of 2016, the Company approved a restructuring plan to reduce its operating expenses. Financial results for the fourth quarter of 2016 include pre-tax restructuring charges of $229 million within our continuing operations. Charges were recorded as follows: $26 million in cost of sales and $203 million in operating expenses.

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
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee,” “Audit Committee Financial Expert” and “Audit Committee Report” in our Proxy Statement.
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
The following table sets forth information as of March 31, 2017 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5.4 (2)	$145.76	31.5 (3)
Equity compensation plans not approved by security holders	—	$—	—

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; and (iii) the 2013 Stock Plan.

(3)	Represents 3,841,866 shares available for purchase under the 2000 Employee Stock Purchase Plan and 27,681,794 shares available for grant under the 2013 Stock Plan.
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
Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 27, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10‑K.

Item 14.	Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2018” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	54

Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015	56

Consolidated Statements of Comprehensive Income for the years ended March 31, 2017, 2016 and 2015	57

Consolidated Balance Sheets as of March 31, 2017 and 2016	58

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017, 2016 and 2015	59

Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015	60

Financial Notes	61

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	124

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	125

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date: May 22, 2017	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

*	*
John H. Hammergren Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	M. Christine Jacobs, Director

*	*
James A. Beer Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Donald R. Knauss, Director

*	*
Erin M. Lampert Senior Vice President and Controller (Principal Accounting Officer)	Marie L. Knowles, Director

*	*
Andy D. Bryant, Director	Edward A. Mueller, Director

*	*
Wayne A. Budd, Director	Susan R. Salka, Director

*	/s/ Lori A. Schechter
N. Anthony Coles, M.D., Director	Lori A. Schechter *Attorney-in-Fact

Date: May 22, 2017

McKESSON CORPORATION

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2017, 2016 and 2015
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2017
Allowances for doubtful accounts	$212	$93	$7	$(69)	$243
Other allowances	41	—	2	(1)	42
	$253	$93	$9	$(70)	$285

Year Ended March 31, 2016
Allowances for doubtful accounts	$141	$113	$2	$(44)	$212
Other allowances	33	—	(3)	11	41
	$174	$113	$(1)	$(33)	$253

Year Ended March 31, 2015
Allowances for doubtful accounts	$112	$67	$—	$(38)	$141
Other allowances	22	8	—	3	33
	$134	$75	$—	$(35)	$174

		2017	2016	2015
(1)	Deductions:
	Written off	$(70)	$(33)	$(34)
	Credited to other accounts	—	—	(1)
	Total	$(70)	$(33)	$(35)

(2)	Amounts shown as deductions from current and non-current receivables	$285	$253	$174

(3)	Primarily represents reclassifications from other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P.	8-K	1-13252	2.1	July 5, 2016
2.2	Amendment No. 1 to Agreement Contribution and Sale, dated as of March 1, 2017, by and among by and among Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC, Change Healthcare Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., a Delaware corporation, for itself and in its capacity as Echo Representative, certain affiliates of The Blackstone Group, L.P., certain affiliates of Hellman & Friedman LLC, and McKesson Corporation, a Delaware corporation.	8-K	1-13252	2.1	March 7, 2017
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended July 29, 2015.	8-K	1-13252	3.1	July 31, 2015
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	Officers’ Certificate, dated as of March 5, 2007, and related Form of 2017 Note.	8-K	1-13252	4.2	March 5, 2007
4.5	Officers’ Certificate, dated as of February 12, 2009, and related Form of 2014 Note and Form of 2019 Note.	8-K	1-13252	4.2	February 12, 2009

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.6	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2016 Note, Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.7	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.8	Officers’ Certificate, dated as of December 4, 2012, and related Form of 2015 Note and Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.9	Officers’ Certificate, dated as of March 8, 2013, and related Form of 2018 Note and Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013
4.10	Officers’ Certificate, dated as of March 10, 2014, and related Form of Floating Rate Note, Form of 2017 Note, Form of 2019 Note, Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.11	Officer’s Certificate, dated as of February 17, 2017, with respect to the Notes, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
10.1*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004
10.2*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.3*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on July 29, 2014.	10-Q	1-13252	10.1	October 28, 2014
10.4*	McKesson Corporation Deferred Compensation Administration Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.6	May 13, 2005
10.5*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.6*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated July 29, 2014.	10-Q	1-13252	10.2	October 28, 2014
10.7*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008
10.8*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.9*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated as of April 23, 2013.	10-K	1-13252	10.11	May 7, 2013
10.10*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011
10.11*	McKesson Corporation Management Incentive Plan, effective July 29, 2015.	8-K	1-13252	10.1	July 31, 2015
10.12*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 26, 2015.	10-Q	1-13252	10.1	July 29, 2015
10.13*	McKesson Corporation Long-Term Incentive Plan, as amended and restated, effective May 26, 2015.	10-Q	1-13252	10.2	July 29, 2015
10.14*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, effective May 24, 2016.	10-K	1-13252	10.14	May 5, 2016

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.15*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.16*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.17*	McKesson Corporation 2013 Stock Plan, as adopted on May 22, 2013.	8-K	1-13252	10.1	August 2, 2013
10.18*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-K	1-13252	10.18	May 5, 2016
10.19	Third Amended and Restated Limited Liability Company Agreement of Change Healthcare LLC, dated as of March 1, 2017.	8-K	1-13252	10.1	March 7, 2017
10.20	Form of Commercial Paper Dealer Agreement between McKesson Corporation, as Issuer, and the Dealer	10-K	1-13252	10.19	May 5, 2016
10.21
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
10.22
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
		8-K	1-3252	10.1	February 5, 2014
10.23*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008
10.24*	Letter dated March 27, 2012 relinquishing certain rights provided in the Amended and Restated Employment Agreement by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	April 2, 2012
10.25*	Letter dated February 27, 2014 relinquishing certain rights provided in the McKesson Corporation Executive Benefit Retirement Plan by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	February 28, 2014

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.26*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008
10.27*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—
21†	List of Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
24†	Power of Attorney.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
________________

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman of the Board,	Chairman of the Board,
President and Chief Executive Officer,	President and Chief Executive Officer,
McKesson Corporation	McKesson Corporation

Andy D. Bryant	James A. Beer
Chairman of the Board,	Executive Vice President and Chief Financial Officer
Intel Corporation
Jorge L. Figueredo
Wayne A. Budd	Executive Vice President, Human Resources
Senior Counsel,
Goodwin Procter LLP	Paul C. Julian
Executive Vice President and Group President
N. Anthony Coles, M. D.
Chairman and Chief Executive Officer,	Kathleen D. McElligott
Yumanity Therapeutics, LLC	Executive Vice President, Chief Information Officer and
Chief Technology Officer
M. Christine Jacobs
Chairman of the Board, President and	Bansi Nagji
Chief Executive Officer, Retired,	Executive Vice President,
Theragenics Corporation	Corporate Strategy and Business Development

Donald R. Knauss	Lori A. Schechter
Executive Chairman of the Board, Retired,	Executive Vice President, General Counsel and
The Clorox Company	Chief Compliance Officer

Marie L. Knowles	Erin M. Lampert
Executive Vice President and	Senior Vice President and Controller
Chief Financial Officer, Retired,
Atlantic Richfield Company	Brian P. Moore
Senior Vice President and Treasurer
Edward A. Mueller
Chairman of the Board and	Paul A. Smith
Chief Executive Officer, Retired,	Senior Vice President, Taxes
Qwest Communications International Inc.
John G. Saia
Susan R. Salka	Corporate Secretary
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
Annual Meeting
McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. CDT, on July 26, 2017 at Irving-Las Colinas Chamber of Commerce, 5201 N. O’Connor Blvd., Irving, TX 75039.