Form 10-Q
period 2017-06-30
MCKESSON CORP
filed 2017-07-27
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	June 30, 2017
Common stock, $0.01 par value	210,260,531 shares

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2017	2016
Revenues	$51,051	$49,733
Cost of Sales	(48,491)	(46,826)
Gross Profit	2,560	2,907
Operating Expenses	(1,964)	(1,935)
Gain on Healthcare Technology Net Asset Exchange	37	—
Total Operating Expenses	(1,927)	(1,935)
Operating Income	633	972
Other Income, Net	13	19
Loss from Equity Method Investment in Change Healthcare	(120)	—
Interest Expense	(68)	(79)
Income from Continuing Operations Before Income Taxes	458	912
Income Tax Expense	(95)	(239)
Income from Continuing Operations	363	673
Income (Loss) from Discontinued Operations, Net of Tax	2	(113)
Net Income	365	560
Net Income Attributable to Noncontrolling Interests	(56)	(18)
Net Income Attributable to McKesson Corporation	$309	$542

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$1.44	$2.88
Discontinued operations	0.01	(0.50)
Total	$1.45	$2.38
Basic
Continuing operations	$1.46	$2.91
Discontinued operations	—	(0.50)
Total	$1.46	$2.41

Dividends Declared Per Common Share	$0.28	$0.28

Weighted Average Common Shares
Diluted	213	228
Basic	211	225

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2017	2016
Net Income	$365	$560

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	382	(255)

Unrealized losses on net investment hedges arising during the period	(70)	—

Unrealized gains on cash flow hedges arising during the period	14	—

Retirement-related benefit plans	(5)	11
Other Comprehensive Income (Loss), Net of Tax	321	(244)

Comprehensive Income (Loss)	686	316
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	(172)	48
Comprehensive Income (Loss) Attributable to McKesson Corporation	$514	$364

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$2,339	$2,783
Receivables, net	19,132	18,215
Inventories, net	15,498	15,278
Prepaid expenses and other	728	672
Total Current Assets	37,697	36,948
Property, Plant and Equipment, Net	2,349	2,292
Goodwill	11,750	10,586
Intangible Assets, Net	4,238	3,665
Equity Method Investment in Change Healthcare	3,855	4,063
Other Noncurrent Assets	1,927	3,415
Total Assets	$61,816	$60,969

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$32,015	$31,022
Short-term borrowings	3	183
Deferred revenue	279	346
Current portion of long-term debt	525	1,057
Other accrued liabilities	2,977	3,004
Total Current Liabilities	35,799	35,612

Long-Term Debt	7,424	7,305
Long-Term Deferred Tax Liabilities	3,752	3,678
Other Noncurrent Liabilities	1,938	1,774
Redeemable Noncontrolling Interests	1,390	1,327
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2017 and March 31, 2017, 274 and 273 shares issued at June 30, 2017 and March 31, 2017	3	3
Additional Paid-in Capital	6,080	6,028
Retained Earnings	13,442	13,189
Accumulated Other Comprehensive Loss	(1,936)	(2,141)
Other	(4)	(2)
Treasury Shares, at Cost, 64 and 62 at June 30, 2017 and March 31, 2017	(6,282)	(5,982)
Total McKesson Corporation Stockholders’ Equity	11,303	11,095
Noncontrolling Interests	210	178
Total Equity	11,513	11,273
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$61,816	$60,969

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2017	2016
Operating Activities
Net income	$365	$560
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	227	242
Loss from equity method investment in Change Healthcare	120	—
Deferred taxes	85	31
Charges associated with last-in-first-out inventory method	26	47
Loss (gain) from sale of businesses	(1)	113
Other non-cash items	8	29
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(363)	(300)
Inventories	(59)	(121)
Drafts and accounts payable	463	1,549
Deferred revenue	(73)	(113)
Taxes	(18)	95
Other	(39)	(273)
Net cash provided by operating activities	741	1,859

Investing Activities
Payments for property, plant and equipment	(75)	(76)
Capitalized software expenditures	(43)	(38)
Acquisitions, net of cash and cash equivalents acquired	(1,485)	(1,819)
Proceeds from/(payments for) sale of businesses, net	3	(101)
Restricted cash for acquisitions	1,469	935
Other	2	(55)
Net cash used in investing activities	(129)	(1,154)

Financing Activities
Proceeds from short-term borrowings	2,282	7
Repayments of short-term borrowings	(2,463)	(14)
Repayments of long-term debt	(541)	(1)
Common stock transactions:
Issuances	27	36
Share repurchases, including shares surrendered for tax withholding	(300)	(58)
Dividends paid	(62)	(66)
Other	(74)	14
Net cash used in financing activities	(1,131)	(82)
Effect of exchange rate changes on cash and cash equivalents	75	(12)
Net increase (decrease) in cash and cash equivalents	(444)	611
Cash and cash equivalents at beginning of period	2,783	4,048
Cash and cash equivalents at end of period	$2,339	$4,659

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
We consider ourselves to control an entity if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for further information on our equity method investment in Change Healthcare, LLC.
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
The results of operations for the quarter ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 previously filed with the SEC on May 22, 2017 (“2017 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Investments: In the first quarter of 2018, we adopted amended guidance for the equity method of accounting. The amended guidance simplifies the transition to the equity method of accounting. This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Additionally, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income (loss) will be recognized through earnings. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Derivatives and Hedging: In the first quarter of 2018, we adopted amended guidance for derivative instrument novations. The amendments clarify that a novation, a change in the counterparty, to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. The adoption of this amended guidance did not have an effect on our condensed consolidated financial statements.
Consolidation: In the first quarter of 2018, we adopted amended guidance for VIEs. The amended guidance requires a single decision maker of a VIE to consider indirect economic interests in the entity held through related parties that are under common control on a proportionate basis when determining whether it is the primary beneficiary of that VIE.  This amendment does not change the existing characteristics of a primary beneficiary. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Inventory: In the first quarter of 2018, we adopted amended guidance for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
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
Premium Amortization of Purchased Callable Debt Securities: In March 2017, amended guidance was issued to shorten the amortization period for certain callable debt securities held at a premium.  The amended guidance requires the premium of callable debt securities to be amortized to the earliest call date but does not require an accounting change for securities held at a discount as they would still be amortized to maturity.  The amended guidance is effective for us on a modified retrospective basis commencing in the first quarter of 2020.  Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
Goodwill Impairment Testing: In January 2017, amended guidance was issued to simplify goodwill impairment testing by eliminating the second step of the impairment test. Under the second step, the implied fair value of goodwill is calculated in a hypothetical analysis by subtracting the fair value of all assets and liabilities of the reporting unit, including any unrecognized intangible assets, from the fair value of the reporting unit calculated in the first step of the impairment test. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess. The amended guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The amended guidance is effective for us on a prospective basis commencing in the first quarter of 2021. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

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
Financial Instruments - Credit Losses: In June 2016, amended guidance was issued, which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost, be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount in estimating credit losses. The amended guidance becomes effective for us commencing in the first quarter of 2021 and will be applied through a cumulative-effect adjustment to the beginning retained earnings in the year of adoption. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
Leases: In February 2016, amended guidance was issued for lease arrangements. The amended standard will require lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than 12 months and provide enhanced disclosures on key information of leasing arrangements.  The amended guidance is effective for us commencing in the first quarter of 2020, on a modified retrospective basis.  Early adoption is permitted.  We plan to adopt the new standard on the effective date and are currently evaluating the impact of this amended guidance on our consolidated financial statements. We anticipate that the adoption of the amended lease guidance will materially affect our condensed consolidated balance sheet and will require certain changes to our systems and processes.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revenue Recognition: In May 2014, amended guidance was issued for recognizing revenue from contracts with customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenues will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service.  Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis.  The amended guidance also requires additional quantitative and qualitative disclosures.  In March, April and May 2016, amended guidance was further issued including clarifying guidance on principal versus agent considerations, ability to choose an accounting policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, and provided certain scope improvements and practical expedients.  The amended standard is effective for us commencing in the first quarter of 2019 and allows for either full retrospective adoption or modified retrospective adoption.  Early adoption is permitted.
While we continue to evaluate the effect of the amended standard, we have conducted a preliminary assessment for our Distribution Solutions segment and do not expect adoption of the amended standard to have a material impact on our consolidated financial statements.  The majority of our Distribution Solutions segment’s revenue is generated from sales of pharmaceutical products, which will continue to be recognized when control of the goods is transferred to the customer. We generally anticipate having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. We intend to make policy elections within the amended standard that are consistent with our current accounting. Our preliminary assessment does not include certain businesses for which we are exploring strategic alternatives and we continue to evaluate the potential impact of the recent acquisitions. This preliminary assessment is subject to change prior to adoption. Additionally, we anticipate adopting this amended standard on a modified retrospective basis in our first quarter of 2019.
2.    Healthcare Technology Net Asset Exchange
On June 28, 2016, we entered into a contribution agreement (“Contribution Agreement”) with Change Healthcare Holdings, Inc. (“Change”), a Delaware corporation, and others including shareholders of Change to form a joint venture, Change Healthcare, LLC (“Change Healthcare”), a Delaware limited liability company. On March 1, 2017, the transaction closed upon satisfaction of all closing conditions pursuant to the Contribution Agreement. Under the terms of the Contribution Agreement, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the newly formed joint venture, Change Healthcare. We retained our RelayHealth Pharmacy (“RHP”) and Enterprise Information Solutions (“EIS”) businesses. Change contributed substantially all of its businesses to the joint venture excluding its pharmacy switch and prescription routing business. In exchange for the contribution, we own 70% of the joint venture with the remaining equity ownership held by Change shareholders. The joint venture is jointly governed by us and Change shareholders. Change Healthcare is a healthcare technology company which provides software and analytics, network solutions and technology-enabled services that will deliver wide-ranging financial, operational and clinical benefits to payers, providers and consumers.
McKesson and Change shareholders have agreed to take steps to launch an initial public offering of an entity which holds equity in Change Healthcare, subject to market conditions. Sometime thereafter, we expect to exit our investment in Change Healthcare through a distribution to McKesson shareholders.

Gain from Healthcare Technology Net Asset Exchange
We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million) within operating expenses in our consolidated statements of operations. This transaction did not meet the criteria to be reported as a discontinued operation since it did not constitute a significant strategic business shift for the Company. During the first quarter of 2018, we recorded a pre-tax gain of approximately $37 million (after-tax gain of $22 million) under the caption, “Gain on Healthcare Technology Net Asset Exchange,” upon the finalization of net working capital and other adjustments. At June 30, 2017, we had a receivable of $126 million from Change Healthcare representing the final settlement of the net working capital and other adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting. We disclose intervening events at the joint venture in the lag period that could materially affect our consolidated financial statements, if applicable. There were no material intervening events at the joint venture during June 2017. During the first quarter of 2018, we recorded our proportionate share of loss from Change Healthcare of $120 million, which included transaction and integration expenses incurred by the joint venture and amortization expenses associated with equity method intangible assets. This amount was recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations.
At June 30, 2017, the carrying value of our investment was $3,855 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,768 million, primarily reflecting equity method intangible assets and goodwill and other fair value adjustments.
Summarized financial information (unaudited) of Change Healthcare is as follows:

(In millions)	Quarter Ended June 30, 2017
Revenues	$865
Loss from Continuing Operations	(84)
Net Loss	(84)
Our proportionate share of Change Healthcare’s net loss as reported was $59 million ($84 million at our 70% ownership).  Adjustments from their carrying value to our initial fair value basis of accounting resulted in a total reported net loss of $120 million for McKesson.  The amortization of fair value adjustments included incremental intangible amortization and removal of profit associated with the recognition of deferred revenue, as well as basis differences in long-term debt.
Agreements with Change Healthcare and Related Party Transactions
At the closing of the transaction, McKesson, Change Healthcare and certain Change shareholders also entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other commercial agreements.
Pursuant to the TRA, McKesson may be required to make certain payments or may be entitled to receive certain payments related to the cash tax savings attributable to the utilization of certain tax attributes, including certain amortizable tax basis in software contributed by McKesson to Change Healthcare. At June 30, 2017 and March 31, 2017, we had a $136 million noncurrent liability payable to Change Healthcare shareholders associated with the TRA. The amount is based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare. No such payments were required to be made or received during the first quarter of 2018.
Pursuant to the TSA, McKesson provides various transitional services to the joint venture to support certain operations including information technology, accounting and other administrative services. The total fees charged by us for such transition services were $37 million for the first quarter of 2018. Transition services fees are included within operating expenses in our condensed consolidated statements of operations.
Pursuant to the Advisory Agreement, the joint venture pays McKesson and Change shareholders an agreed upon amount for each fiscal year on a quarterly basis. The foregoing advisory and transaction fees are non-refundable and allocated to McKesson and Change shareholders based on their respective equity ownership percentages. In the first quarter of 2018, we did not earn material advisory fees and transaction fees.
Revenues recorded and expenses incurred under commercial arrangements with Change Healthcare were not material during the first quarter of 2018. At June 30, 2017 and March 31, 2017, receivables from and payables to the joint venture were not material.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

3.	Business Combinations
CoverMyMeds LLC (“CMM”)
On April 3, 2017, we completed our acquisition of CMM, a privately-owned company headquartered in Columbus, Ohio. CMM provides electronic prior authorization solutions to pharmacies, providers, payers, and pharmaceutical manufacturers. The net purchase consideration of $1.3 billion was funded from cash on hand. The cash consideration was initially paid into an escrow account prior to our 2017 fiscal year end, and was included in “Other Noncurrent Assets” within our consolidated balance sheet at March 31, 2017. Pursuant to the agreement, McKesson may pay up to an additional $0.2 billion of contingent consideration based on CMM’s financial performance for 2018 and 2019. We recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our condensed consolidated balance sheet.  The contingent consideration was estimated using a Monte Carlo simulation, which utilizes Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability is re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded to our statements of operations.  There was no material change in the contingent liability’s fair value during the first quarter of 2018. The initial fair value of this contingent consideration is a non-cash investing activity. The financial results of CMM are included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment since the acquisition date.
The provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $54 million and $8 million. Approximately $854 million of the preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The amount of goodwill is fully deductible for tax purposes. Included in the preliminary purchase price allocation are acquired identifiable intangibles of $502 million primarily representing customer relationships with a weighted average life of 17 years. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
Rexall Health
On December 28, 2016, we completed our acquisition of Rexall Health which operates approximately 470 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. As part of the transaction, McKesson agreed to divest 27 local stores that the Competition Bureau of Canada (the “Bureau”) identified during its review of the transaction. We expect to complete the sale of these local market divestitures during the first half of 2018. The financial results of Rexall Health are included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment since the acquisition date.
During the first quarter of 2018, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date (primarily an increase of $17 million to intangibles). The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
Total adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $674 million and $212 million. Approximately $950 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $872 million, net of intangibles classified as held for sale, primarily representing trade names with a weighted average life of 19 years and customer relationships with a weighted average life of 19 years. At June 30, 2017, assets of those stores to be divested were approximately $193 million and were included under the captions, “Prepaid expenses and other” in the accompanying condensed consolidated balance sheet. There were no material liabilities associated with those stores at June 30, 2017.
The fair value of acquired intangibles from these acquisitions was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2017 Acquisitions

In the first quarter of 2017, we completed our acquisitions of Vantage Oncology Holdings, LLC (“Vantage”), Biologics, Inc., UDG Healthcare Plc (“UDG”) and other businesses for net cash payments of $1.8 billion.
Other Acquisitions

During the last two years, we also completed other acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.
Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

4.	Discontinued Operations
In the fourth quarter of 2016, we entered into an agreement to sell our Brazilian pharmaceutical distribution business to a third party from our Distribution Solutions segment. In the first quarter of 2017, we completed the sale of this business and recognized an after-tax loss of $113 million within discontinued operations primarily for the settlement of certain indemnification matters as well as the release of the cumulative translation losses. We made a payment of approximately $100 million related to the sale of this business in the first quarter of 2017. The results of this business have been classified as discontinued operations since 2015.
The results of discontinued operations for the first quarters of 2018 and 2017 were not material except for the loss recognized upon the disposition of our Brazilian business in 2017. As of June 30, 2017 and March 31, 2017, the carrying amounts of total assets and liabilities of discontinued operations were not material.

5.	Restructuring
In the fourth quarter of 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions, and technology platforms, as well as the disposal and abandonment of certain non-core businesses. As a result of the Cost Alignment Plan, we expect to record total pre-tax charges of approximately $250 million to $270 million, of which $246 million of pre-tax charges were recorded to date. Estimated remaining charges primarily consist of exit-related costs and accelerated depreciation and amortization, which are largely attributed to our Distribution Solutions segment.

During the first quarter of 2017, we recorded a pre-tax charge of $9 million as part of the Cost Alignment Plan. There were no material restructuring charges recorded during the first quarter of 2018. During the first quarters of 2018 and 2017, we made $14 million and $45 million of cash payments, primarily related to severance. The reserve balances as of June 30, 2017 and March 31, 2017 include $64 million and $71 million recorded in other accrued liabilities, and $35 million recorded in other noncurrent liabilities in our condensed consolidated balance sheet.

6.	Income Taxes
During the first quarters of 2018 and 2017, income tax expense related to continuing operations was $95 million and $239 million and included net discrete tax expense of $3 million and net discrete tax benefit of $35 million. Our discrete tax benefits for the first quarter of 2017 included $37 million related to the adoption of the amended accounting guidance on employee share-based compensation. Our reported income tax rates for the first quarters of 2018 and 2017 were 20.7% and 26.2%. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, discrete items and the impact of the intercompany sale of software.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As of June 30, 2017, we had $516 million of unrecognized tax benefits, of which $371 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions could potentially reduce our unrecognized tax benefits by up to $60 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
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

7.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests relate to our consolidated subsidiary, Celesio AG (“Celesio”). The domination and profit and loss transfer agreement (the “Domination Agreement”) was entered into between McKesson and Celesio in connection with our 2014 acquisition of Celesio and became effective in December 2014. Under the Domination Agreement, the noncontrolling shareholders of Celesio have a right to put (“Put Right”) their Celesio shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid by McKesson in respect of the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the first quarter of 2018, we paid $50 million to purchase 1.9 million shares of Celesio through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At June 30, 2017 and March 31, 2017, the carrying value of redeemable noncontrolling interests of $1.39 billion and $1.33 billion exceeded the maximum redemption value of $1.24 billion and $1.21 billion. At June 30, 2017 and March 31, 2017, we owned approximately 77% and 76% of Celesio’s outstanding common shares.

Under the Domination Agreement, the noncontrolling shareholders of Celesio received a one-time guaranteed dividend of €0.83 per Celesio share for the 2014 calendar year and are also entitled to receive an annual recurring compensation amount of €0.83 per Celesio share since January 2015. As a result, during the first quarters of 2018 and 2017, we recorded a total attribution of net income to the noncontrolling shareholders of Celesio of $9 million and $11 million. All amounts were recorded in our condensed consolidated statement of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheet.
During fiscal 2014, subsequent to the effectiveness of the Domination Agreement, certain noncontrolling shareholders of Celesio initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court to challenge the adequacy of the compensation amount, the guaranteed dividend and/or the Put Amount. As long as any Appraisal Proceedings are pending, the compensation amount, guaranteed dividend and/or Put Amount will be paid as specified currently in the Domination Agreement.
Noncontrolling Interests
Our noncontrolling interests represent third-party equity interests in our consolidated entities, primarily Vantage and ClarusONE Sourcing Services LLP, were $210 million and $178 million at June 30, 2017 and March 31, 2017. During the first quarters of 2018 and 2017, we allocated a total of $47 million and $7 million of net income to noncontrolling interests.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests and noncontrolling interests for the first quarter of 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	47	9
Other comprehensive income	—	116
Reclassification of recurring compensation to other accrued liabilities	—	(9)
Payments to noncontrolling interests	(18)	—
Exercises of Put Right	—	(53)
Other	3	—
Balance, June 30, 2017	$210	$1,390

Changes in redeemable noncontrolling interests and noncontrolling interests for the first quarter of 2017 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2016	$84	$1,406
Net income attributable to noncontrolling interests	7	11
Other comprehensive loss	—	(66)
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Purchase of noncontrolling interests	152	—
Other	(1)	—
Balance, June 30, 2016	$242	$1,340

The effect of changes in our ownership interests with noncontrolling interests on our equity of $3 million was recorded as a net increase to McKesson’s stockholders’ paid-in capital during the first quarter of 2018. Net income attributable to McKesson and transfers from noncontrolling interests amounted to $312 million during the first quarter of 2018.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2017	2016
Income from continuing operations	$363	$673
Net income attributable to noncontrolling interests	(56)	(18)
Income from continuing operations attributable to McKesson	307	655
Income (loss) from discontinued operations, net of tax	2	(113)
Net income attributable to McKesson	$309	$542

Weighted average common shares outstanding:
Basic	211	225
Effect of dilutive securities:
Options to purchase common stock	1	1
Restricted stock units	1	2
Diluted	213	228

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$1.44	$2.88
Discontinued operations	0.01	(0.50)
Total	$1.45	$2.38
Basic
Continuing operations	$1.46	$2.91
Discontinued operations	—	(0.50)
Total	$1.46	$2.41

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended June 30, 2017 and 2016, as they were anti-dilutive.

9.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2017	$10,132	$454	$10,586
Goodwill acquired	940	—	940
Acquisition accounting, transfers and other adjustments (1)	324	(330)	(6)
Foreign currency translation adjustments, net	230	—	230
Balance, June 30, 2017	$11,626	$124	$11,750

(1)	Effective April 1, 2017, our RHP business was transitioned from the Technology Solutions segment to the Distribution Solutions segment.
As of June 30, 2017 and March 31, 2017, accumulated goodwill impairment losses were $290 million primarily in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding intangible assets is as follows:

	June 30, 2017				March 31, 2017
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,411	$(1,392)	$2,019	$2,893	$(1,295)	$1,598
Service agreements	13	1,023	(332)	691	1,009	(316)	693
Pharmacy licenses	25	772	(164)	608	741	(150)	591
Trademarks and trade names	15	870	(136)	734	845	(124)	721
Technology	5	151	(71)	80	69	(64)	5
Other	5	261	(155)	106	201	(144)	57
Total		$6,488	$(2,250)	$4,238	$5,758	$(2,093)	$3,665
Amortization expense of intangible assets was $121 million and $115 million for the quarters ended June 30, 2017 and 2016. Estimated annual amortization expense of these assets is as follows: $328 million, $420 million, $405 million, $393 million and $361 million for the remainder of 2018 and each of the succeeding years through 2022 and $2,331 million thereafter. All intangible assets were subject to amortization as of June 30, 2017 and March 31, 2017.

10.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency (primarily Euro and British pound sterling) denominated borrowings. At June 30, 2017 and March 31, 2017, $7,949 million and $8,362 million of total long-term debt were outstanding, of which $525 million and $1,057 million were included under the caption “Current portion of long-term debt” within the condensed consolidated balance sheets.
During the first quarter of 2018, we repaid our €500 million bond that matured on April 26, 2017.
Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At June 30, 2017, we were in compliance with all covenants. There were no borrowings outstanding under this facility during the first quarter of 2018, and as of June 30, 2017.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $244 million. Borrowings and repayments were not material during the first quarters of 2018 and 2017. As of June 30, 2017 and March 31, 2017, amounts outstanding under these credit lines were not material.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. As of June 30, 2017, there were no borrowings outstanding under the commercial paper program. As of March 31, 2017, we had $183 million commercial paper notes outstanding with a weighted average interest rate of 1.20%.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

11.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $6 million for the first quarters of 2018 and 2017.

Cash contributions to these plans were $3 million and $4 million for the first quarters of 2018 and 2017. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

12.	Hedging Activities
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
Foreign currency exchange risk
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross currency swaps. These forward contracts and cross currency swaps are generally used to offset the potential income statement effects from intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign exchange rate risk.
Net Investment Hedges and Derivatives Designated as Hedges
We have €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar (“Net Investment Hedges”). For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in accumulated other comprehensive income (loss) within the condensed consolidated balance sheet where they offset foreign currency translation gains and losses recorded on our net investments.  To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in value are recorded in earnings.  Losses from net investment hedges recorded in other comprehensive income were $114 million during the first quarter of 2018. We did not have any ineffective portion of the net investment hedges as of June 30, 2017 and March 31, 2017.
At June 30, 2017 and March 31, 2017, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $243 million, which were designated as cash flow hedges. These contracts will mature between March 2018 and March 2020.
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
At June 30, 2017 and March 31, 2017, we had cross currency swaps with total gross notional amounts of approximately $3,223 million and $2,663 million, which are designated as cash flow hedges. These swaps will mature between February 2018 and January 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

For forward contracts and cross currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded into accumulated other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses on these hedges recorded in other comprehensive income and earnings were not material in the first quarters of 2018 and 2017.
Derivatives Not Designated as Hedges
At June 30, 2017 and March 31, 2017, we had forward contracts to primarily hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional value of $177 million and $173 million. These contracts will mature through August 2017 and none of these contracts were designated for hedge accounting. Losses from these contracts were not material for the first quarters of 2018 and 2017.
We also have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At June 30, 2017 and March 31, 2017, the total gross notional amounts of these contracts were $167 million and $62 million.
These contracts will mature through December 2017 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated as hedges are recorded directly into earnings. Gains from these contracts were recorded within operating expenses and were not material for the first quarters of 2018 and 2017. The gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2017			March 31, 2017
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$16	$—	$81	$17	$—	$81
Foreign exchange contracts (non-current)	Other Noncurrent Assets	30	—	162	32	—	162
Cross currency swaps (current)	Prepaid expenses and other	11	—	174	17	—	174
Cross currency swaps (non-current)	Other Noncurrent Assets/Liabilities	—	26	3,049	90	—	2,489
Total		$57	$26		$156	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$1	$—	$139	$1	$—	$198
Foreign exchange contracts (current)	Other accrued liabilities	—	4	205	—	—	37
Total		$1	$4		$1	$—
Refer to Financial Note 13, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

13.	Fair Value Measurements
At June 30, 2017 and March 31, 2017, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered to be Level 1 inputs.
Assets Measured at Fair Value on a Recurring Basis

Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.9 billion and $8.4 billion at June 30, 2017, and $8.4 billion and $8.7 billion at March 31, 2017. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at June 30, 2017 and March 31, 2017 were mainly investments in money market funds of $443 million and $478 million, which are reported at fair value. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  Fair values of our foreign currency swaps were determined using the quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 12, "Hedging Activities," for more information on our forward foreign currency derivatives including foreign currency forward contracts and swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters ended June 30, 2017 and 2016.
Liabilities Measured at Fair Value on a Nonrecurring Basis

At June 30, 2017, we measured the contingent consideration liability related to our acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 3, “Business Combinations”. There were no assets measured at fair value on a nonrecurring basis at June 30, 2017.

14.	Commitments and Contingent Liabilities
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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2017 Annual Report are set out below. We are party to the legal proceedings described below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
As previously disclosed, following removal of the action captioned State of West Virginia ex rel. Morrisey v. McKesson Corporation to the United States District Court for the Southern District of West Virginia, the court remanded the matter back to state court. On July 7, 2017, the Company again removed the matter to the United States District Court for the Southern District of West Virginia (Civil Action No. 2:16-cv-03555.)
Since May 24, 2017, the Company has been served with seven complaints filed in state courts in West Virginia alleging claims related to the distribution of controlled substances to pharmacies in West Virginia. These lawsuits are Mayor Reba Honaker, on behalf of the City of Welch v. West Virginia Board of Pharmacy, et al., Cabell County, West Virginia Circuit Court, Civil Action 17-C-18, removed to the United States District Court for the Southern District of West Virginia, Civil Action 1:17-cv-03364; County Commission of Lincoln County v. West Virginia Board of Pharmacy, et al., Lincoln County, West Virginia Circuit Court, Civil Action 17-C-46, removed to the United States District Court for the Southern District of West Virginia, Civil Action 2:17-cv-03366; Mayor Vivian Livinggood on behalf of the Town of Gilbert v. West Virginia Board of Pharmacy, et al., Mingo County, West Virginia Circuit Court, Civil Action 17-C-94, removed to the United States District Court for the Southern District of West Virginia, Civil Action 2:17-cv-03369; Mayor Charles Sparks on behalf of the Town of Kermit v. West Virginia Board of Pharmacy, et al., Mingo County, West Virginia Circuit Court, Civil Action 17-C-13, removed to the United States District Court for the Southern District of West Virginia, Civil Action 2:17-cv-03372; Mayor Robert Carlton on behalf of the City of Williamson v. West Virginia Board of Pharmacy, et al., Mingo County, West Virginia Circuit Court, Civil Action 17-C-99, removed to the United States District Court for the Southern District of West Virginia, Civil Action 2:17-cv-03532; The County Commission of Mercer County v. West Virginia Board of Pharmacy, et al., Mercer County, West Virginia Circuit Court, Civil Action 17-C-236; and Mayor Raaimie Barker on behalf of the Town of Chapmanville v. West Virginia Board of Pharmacy, et al., Logan County, West Virginia Circuit Court, Civil Action 17-C-168. The Company has filed motions to dismiss in all cases in which responses were due.
In response to the previously disclosed case captioned Cherokee Nation v. McKesson Corporation, et al., on June 8, 2017, the Company and the other defendants in this action filed suit in the United States District Court for the Northern District of Oklahoma, McKesson Corporation, et al. v. Todd Hembree, Attorney General of the Cherokee Nation, et al., No. 4:17-cv-00323, seeking a declaratory judgment that the Cherokee Nation District Court has no jurisdiction over the claims asserted by the Cherokee Nation. On that same day, the Company and the other plaintiffs in the federal action filed a motion for a preliminary injunction enjoining the defendants from taking any action in the case pending in the tribal court.
On May 25, 2017, a lawsuit was filed in Stockton County, California Superior Court against various pharmaceutical manufacturers and the Company by the County of San Joaquin, City of Stockton and Montezuma Fire Protection District. City of Stockton, et al. v. Purdue Pharma LP, et al., Case No. STK-CV-UBT-2017-5325.The suit seeks damages for the funds spent by plaintiffs on municipal services due to alleged excessive sales of opioids. The causes of action against the Company are unjust enrichment and parens patriaie claims. On July 17, 2017, this case was removed to the United States District Court for the Eastern District of California (Case No. 2:17-at-00719.)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Two municipalities in Ohio, the City of Dayton and the City of Lorain, have individually filed suit against various pharmaceutical manufacturers and three wholesalers, including the Company, as well as four individual physicians. City of Dayton v. Purdue Pharma LP, et al., Montgomery County, Ohio Court of Common Pleas, No. 2017 CV 02647, filed on June 5, 2017; and City of Lorain v. Purdue Pharma LP, et al., Lorain County, Ohio Court of Common Pleas, No. 17 CV 192705, filed on June 29, 2017. In each case, the plaintiff claims that all of the defendants engaged in unfair and deceptive acts or practices involving the marketing and sales of opioids, and created a public nuisance. Each plaintiff also contends that the distributor defendants failed to take any action to prevent or reduce the distribution of opioids. The suits contain causes of action for violation of the Ohio Consumer Sales Practices Act; deceptive trade practices; public nuisance; fraud, unjust enrichment; and negligence. On July 7, 2017, the City of Dayton case was removed to the United States District Court for the Southern District of Ohio (Case No. 3:17-cv-229).
On June 12, 2017, the County of Nassau, New York filed suit against various pharmaceutical manufacturers and three wholesalers, including the Company, as well as four individual physicians. The County of Nassau v. Purdue Pharma LP, et al., Supreme Court of the State of New York, County of Nassau, Index No. 605477/2017. The plaintiff claims that all of the defendants engaged in unfair and deceptive acts or practices involving the marketing and sales of opioids, and created a public nuisance. Each plaintiff also contends that the distributor defendants failed to take any action to prevent or reduce the distribution of opioids. The suit contains causes of action for deceptive acts and practices under New York General Business Law § 349; false advertising under New York General Business Law § 350; public nuisance; violation of New York Social Services Law § 145-B; fraud, unjust enrichment; and negligence.
On May 19, 2017, the plaintiff in the previously disclosed case captioned Silverman v. McKesson Corporation, filed a voluntary withdrawal of this action.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. For example, the Company has received a request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania relating to the use of a Company pharmacy management software system to process partially-filled prescriptions. The Company is currently responding to this request. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements.

15.	Stockholders’ Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
The Company currently pays quarterly cash dividend of $0.28 per common share. On July 26, 2017, the Company’s quarterly dividend was raised from $0.28 to $0.34 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
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
In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. We received 1.4 million shares in March 2017 and 0.3 million additional shares in April 2017. In June 2017, we also entered into another ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. During the first quarter of 2018, we received 1.2 million shares as the initial share settlement under this 2018 ASR program and may receive additional shares at the termination of the ASR. The total authorization outstanding for repurchases of the Company’s common stock was $2.5 billion at June 30, 2017.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended June 30,
(In millions)	2017	2016
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax benefit of nil and $12 (2) (3)	$382	$(275)
Reclassified to income statement, net of income tax expense of nil and nil (4)	—	20
	382	(255)
Unrealized gains (losses) on net investment hedges (5)
Unrealized gains (losses) on net investment hedges arising during period, net of income tax benefit of $44 and nil	(70)	—
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	(70)	—
Unrealized gains on cash flow hedges
Unrealized gains on cash flow hedges arising during period, net of income tax expense of nil and nil	14	—

Changes in retirement-related benefit plans (6)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil and nil	—	—
Amortization of actuarial loss and prior service costs, net of income tax expense of nil and $1 (7)	1	3
Foreign currency translation adjustments and other, net of income tax expense of nil and nil	(6)	8
	(5)	11

Other comprehensive income (loss), net of tax	$321	$(244)

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiary, Celesio, into the Company’s reporting currency, U.S. dollars, during the first quarters of 2018 and 2017.

(2)
The net foreign currency translation gains during the first quarter of 2018 were primarily due to the strengthening of the Euro and British pound sterling against the U.S. dollar from April 1, 2017 to June 30, 2017. During the first quarter of 2017, the currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2016 to June 30, 2016.

(3)
The first quarter of 2018 includes net foreign currency translation gains of $115 million and the first quarter of 2017 includes net foreign currency translation losses of $67 million attributable to redeemable noncontrolling interests.

(4)
The first quarter of 2017 includes net foreign currency translation losses of $20 million reclassified from accumulated other comprehensive income (loss) to loss from discontinued operations, net of tax, within our condensed consolidated statements of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)
The first quarter of 2018 includes foreign currency losses of $114 million on the net investment hedges from the €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes.

(6)	The first quarters of 2018 and 2017 include net actuarial losses of $1 million attributable to redeemable noncontrolling interests.

(7)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the first quarter of 2018 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(1,873)	$(8)	$(31)	$(229)	$(2,141)

Other comprehensive income (loss) before reclassifications	382	(70)	14	(6)	320
Amounts reclassified to earnings and other	—	—	—	1	1
Other comprehensive income (loss)	382	(70)	14	(5)	321
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	115	—	—	1	116
Other comprehensive income (loss) attributable to McKesson	267	(70)	14	(6)	205
Balance at June 30, 2017	$(1,606)	$(78)	$(17)	$(235)	$(1,936)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

16.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2017	2016
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$43,016	$41,211
International pharmaceutical distribution and services	6,382	6,330
Medical-Surgical distribution and services	1,533	1,468
Total Distribution Solutions	50,931	49,009

Technology Solutions - products and services (2)	120	724
Total Revenues	$51,051	$49,733

Operating profit
Distribution Solutions (3)	$713	$928
Technology Solutions (4)	(78)	168
Total	635	1,096
Corporate Expenses, Net	(109)	(105)
Interest Expense	(68)	(79)
Income from Continuing Operations Before Income Taxes	$458	$912

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
2018 revenues for the Technology Solutions segment include the results of our EIS business. Effective April 1, 2017, our RHP business was transitioned from the Technology Solutions segment to the Distribution Solutions segment. The first quarter of 2017 included the majority of our Core MTS Business which was contributed to Change Healthcare on March 1, 2017.

(3)
Distribution Solutions operating profit for the first quarters of 2018 and 2017 include $26 million and $47 million in pre-tax charges related to our last-in, first-out (“LIFO”) method of accounting for inventories. LIFO expense was less in 2018 primarily due to the lower full year expectations for net price increases compared to the same period a year ago. Additionally, the first quarter of 2017 includes $142 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(4)
Operating profit for our Technology Solutions segment for the first quarter of 2018 includes our EIS business, our proportionate share of loss from Change Healthcare of $120 million and a pre-tax gain of $37 million from the Healthcare Technology Net Asset Exchange related to the final net working capital and other adjustments.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 previously filed with the SEC on May 22, 2017 (“2017 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended June 30,
	2017	2016	Change
Revenues	$51,051	$49,733	3%

Gross Profit	$2,560	$2,907	(12)%

Operating Expenses:
Operating Expenses Excluding Gain on Healthcare Technology Net Asset Exchange	$(1,964)	$(1,935)	1%
Gain on Healthcare Technology Net Asset Exchange	37	—	NM
Total Operating Expenses	$(1,927)	$(1,935)	-

Loss from Equity Method Investment in Change Healthcare	$(120)	$—	NM

Income from Continuing Operations Before Income Taxes	$458	$912	(50)%
Income Tax Expense	(95)	(239)	(60)
Income from Continuing Operations	363	673	(46)
Income (Loss) from Discontinued Operations, Net of Tax	2	(113)	(102)
Net Income	365	560	(35)
Net Income Attributable to Noncontrolling Interests	(56)	(18)	211
Net Income Attributable to McKesson Corporation	$309	$542	(43)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$1.44	$2.88	(50)%
Discontinued Operations	0.01	(0.50)	(102)
Total	$1.45	$2.38	(39)%

Weighted Average Diluted Common Shares	213	228	(7)%
NM - not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues for the first quarter of 2018 increased compared to the same period a year ago primarily due to market growth, our business acquisitions and expanded business with existing customers within our North America pharmaceutical distribution businesses. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross profit and gross profit margin for the first quarter of 2018 decreased compared to the same period a year ago. Gross profit margin decreased primarily due to the competitive sell-side pricing environment, weaker pharmaceutical manufacturer pricing trends and our mix of business. These decreases were partially offset by benefits from our acquisitions. Additionally, gross profit in the first quarter of 2017 included $142 million of cash receipts for our share of antitrust legal settlements.
Operating expenses for the first quarter of 2018 remained flat compared to the same period a year ago primarily due to our business acquisitions, which were offset by favorable foreign currency effects, a gain from the Healthcare Technology Net Asset Exchange and the deconsolidation of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”), as further described below.
On June 28, 2016, we entered into a contribution agreement (“Contribution Agreement”) with Change Healthcare Holdings, Inc. (“Change”) and others including shareholders of Change to form a joint venture, Change Healthcare, LLC (“Change Healthcare”). On March 1, 2017, the transaction closed upon satisfaction of all closing conditions pursuant to the Contribution Agreement. Under the terms of the Contribution Agreement, we contributed the Core MTS Business to Change Healthcare. We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million) within operating expenses in our consolidated statements of operations.  During the first quarter of 2018, we recorded a pre-tax gain of $37 million (after-tax gain of $22 million) under the caption, “Gain on Healthcare Technology Net Asset Exchange,” upon the finalization of net working capital and other adjustments.
Our investment in Change Healthcare is accounted for using the equity method of accounting. During the first quarter of 2018, we recorded our proportionate share of loss from Change Healthcare of $120 million. This amount was recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
Income from continuing operations before income taxes for the first quarter of 2018 decreased compared to the same period a year ago primarily due to lower gross profit and the loss from the equity method investment in Change Healthcare.
Income tax expense for the first quarter of 2017 included a discrete income tax benefit of $37 million related to the early adoption of the amended accounting guidance on share-based compensation. Loss from discontinued operations, net of tax, for the first quarter of 2017 included an after-tax loss from discontinued operations of $113 million resulting from the sale of our Brazilian pharmaceutical distribution business.
Net income attributable to McKesson Corporation for the first quarters of 2018 and 2017 was $309 million and $542 million. Diluted earnings per common share attributable to McKesson for the first quarters of 2018 and 2017 were $1.45 and $2.38. Additionally, our 2018 diluted earnings per share reflect the cumulative effects of share repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2017	2016	Change
Distribution Solutions
North America pharmaceutical distribution and services	$43,016	$41,211	4%
International pharmaceutical distribution and services	6,382	6,330	1
Medical-Surgical distribution and services	1,533	1,468	4
Total Distribution Solutions	50,931	49,009	4

Technology Solutions - products and services	120	724	(83)
Total Revenues	$51,051	$49,733	3%
Revenues for the first quarter of 2018 increased 3% compared to the same period a year ago primarily due to our Distribution Solutions segment.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the first quarter of 2018 increased primarily due to market growth, our business acquisitions including Rexall Health in the third quarter of 2017 and CoverMyMeds (“CMM”) in the first quarter of 2018, and expanded business with existing customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
International pharmaceutical distribution and services revenues for the first quarter of 2018 increased 1% compared to the same period a year ago. Excluding unfavorable foreign currency effects of 5%, revenues increased 6% primarily due to our 2017 acquisitions in the United Kingdom and market growth.
Medical-Surgical distribution and services revenues increased 4% for the first quarter of 2018 primarily due to market growth.
Technology Solutions: Technology Solutions revenues for the first quarter of 2018 decreased primarily due to the deconsolidation of the Core MTS Business and the transition of our RelayHealth Pharmacy (“RHP”) business to our Distribution Solutions segment in April 2017. As a result, revenues for the first quarter of 2018 represent the results of our Enterprise Information Solutions business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2017	2016	Change
Gross Profit
Distribution Solutions	$2,500	$2,513	(1)%
Technology Solutions	60	394	(85)
Total	$2,560	$2,907	(12)%
Gross Profit Margin
Distribution Solutions	4.91	5.13	(22)	bp
Technology Solutions	50.00	54.42	(442)
Total	5.01	5.85	(84)	bp
bp - basis points
Gross profit and gross profit margin for the first quarter of 2018 decreased compared to the same period a year ago primarily due to our Technology Solutions segment.
Distribution Solutions
Distribution Solutions segment’s gross profit for the first quarter of 2018 decreased slightly compared to the same period a year ago. This segment’s gross profit margin decreased in 2018 primarily due to the competitive sell-side pricing environment, weaker pharmaceutical pricing trends and our mix of business. These decreases were partially offset by our business acquisitions, procurement benefits through the joint sourcing entity, ClarusONE Sourcing Services LLP (“ClarusONE”), the transition of our RHP business from our Technology Solutions segment and lower LIFO expense, as further discussed below. Additionally, gross profit for the first quarter of 2017 included $142 million of cash receipts representing our share of antitrust legal settlements.
LIFO inventory expense was $26 million and $47 million in the first quarters of 2018 and 2017. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense is based on our estimates of annual LIFO expense which is impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO expense was less for the first quarter of 2018 primarily due to the lower full year expectations for net price increases compared to the same period a year ago.
Technology Solutions
Technology Solutions segment’s gross profit for the first quarter of 2018 decreased compared to the same period a year ago primarily due to the deconsolidation of the Core MTS Business in the fourth quarter of 2017.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses, Other Income, Net and Loss from Equity Method Investment:

	Quarter Ended June 30,
(Dollars in millions)	2017	2016	Change
Operating Expenses
Distribution Solutions	$1,798	$1,599	12%
Technology Solutions	55	226	(76)
Gain on Healthcare Technology Net Asset Exchange - Technology Solutions	(37)	—	NM
Corporate	111	110	1
Total	$1,927	$1,935	-%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.53	3.26	27	bp
Technology Solutions	15.00	31.22	(1,622)
Total	3.77	3.89	(12)	bp

Other Income, Net
Distribution Solutions	$11	$14	(21)%
Technology Solutions	—	—	-
Corporate	2	5	(60)
Total	$13	$19	(32)%

Loss from Equity Method Investment in Change Healthcare - Technology Solutions	$120	$—	NM
Operating Expenses
Operating expenses for the first quarter of 2018 remained flat compared to the same period a year ago.
Distribution Solutions

Distribution Solutions segment’s operating expenses increased 12% for the first quarter of 2018 compared to the same prior year period. Excluding favorable foreign currency effects of 4%, operating expenses increased 16% in 2018 due to our business acquisitions.
Technology Solutions

Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues for the first quarter of 2018 decreased compared to the same period a year ago primarily due to the deconsolidation of our Core MTS Business and a pre-tax gain of $37 million (after-tax gain of $22 million) from the final net working capital adjustment related to the Healthcare Technology Net Asset Exchange.
Corporate

Corporate expenses remained relatively flat for the first quarter of 2018 compared to the same prior year period.
Other Income, Net: Other income, net, for the first quarter of 2018 decreased compared to the same period a year ago primarily due to lower equity investment income and interest income.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Loss from Equity Method Investment in Change Healthcare: The first quarter of 2018 included our proportionate share of loss from Change Healthcare of $120 million, which primarily consisted of transaction and integration expenses incurred by the joint venture and amortization expenses associated with equity method intangible assets.
Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which included transaction and integration expenses that were directly related to business acquisitions and the gain on Healthcare Technology Net Asset Exchange, were $38 million and $50 million in the first quarters of 2018 and 2017. 2018 reflects our proportionate share of transaction and integration expenses incurred by Change Healthcare, partially offset by the $37 million gain associated with the final net working capital and other adjustments.
Acquisition-related expenses and adjustments were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2017	2016
Operating Expenses
Integration related expenses	$9	$22
Restructuring, severance and relocation	5	8
Transaction closing expenses	12	16
Gain on Healthcare Technology Net Asset Exchange	(37)	—
Other Expense (1)	49	4
Acquisition Expenses and Related Adjustments	$38	$50

(1)	2018 includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, which was recorded within “Loss from Equity Method Investment in Change Healthcare”.
Acquisition-related expenses and adjustments by segment were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2017	2016
Distributions Solutions	$16	$44
Technology Solutions	23	4
Corporate	(1)	2
Acquisition-Related Expenses and Adjustments (1)	$38	$50

(1)	The amounts were recorded in operating expenses and other income, net.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and the Healthcare Technology Net Asset Exchange were $192 million and $115 million for the first quarters of 2018 and 2017, which were primarily recorded in operating expenses and under the caption, “Loss from Equity Method Investment in Change Healthcare”.
Amortization expenses by segment were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2017	2016
Distribution Solutions	$121	$106
Technology Solutions (1)	71	9
Total	$192	$115

(1)	Represents amortization expenses of equity method intangibles associated with Change Healthcare.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended June 30,
(Dollars in millions)	2017	2016	Change
Segment Operating Profit (1)
Distribution Solutions	$713	$928	(23)%
Technology Solutions	(78)	168	(146)
Subtotal	635	1,096	(42)
Corporate Expenses, Net	(109)	(105)	4
Interest Expense	(68)	(79)	(14)
Income from Continuing Operations Before Income Taxes	$458	$912	(50)%

Segment Operating Profit Margin
Distribution Solutions	1.40%	1.89%	(49)	bp
Technology Solutions	(65.00)	23.20	NM

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.
Segment Operating Profit
Distribution Solutions: Operating profit and operating profit margin decreased for the segment in 2018 compared to the same prior year period primarily due to lower gross profit margin reflecting the competitive sell-side pricing environment, weaker pharmaceutical manufacturer pricing trends and out mix of business as well as higher operating expenses as a percentage of revenues driven primarily by our business acquisitions.
Our U.K. retail business within our Distribution Solutions segment is impacted by a decline in its estimated future cash flows primarily driven by government reimbursement reductions. A further decrease in the estimated future cash flows, an increase in the discount rate and/or a decrease in the terminal growth rate, could result in goodwill impairment for the reporting unit that includes this business.
Technology Solutions: Operating profit for the segment decreased in 2018 compared to the same prior year period primarily due to the deconsolidation of our Core MTS Business and a loss from the equity method investment in Change Healthcare, partially offset by a gain from the Healthcare Technology Net Asset Exchange.
Corporate: Corporate expenses, net, slightly increased for the first quarter of 2018 primarily due to a decrease in other income.
Interest Expense: Interest expense for the first quarter of 2018 decreased primarily due to the repayment of debt, partially offset by the issuance of the February 2017 foreign currency denominated bonds.
Income Taxes: Our reported income tax rates for the first quarters of 2018 and 2017 were 20.7% and 26.2%. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, discrete items and the impact of the intercompany sale of software. Income tax expense for the first quarters of 2018 and 2017 includes net discrete tax expense of $3 million and net discrete tax benefit of $35 million. Our discrete tax benefits for the 2017 first quarter included a $37 million tax benefit related to the early adoption of the amended accounting guidance on employee share-based compensation.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net for the first quarter of 2017 included an after-tax loss of $113 million from the sale of our Brazilian pharmaceutical distribution business. Diluted loss per common share from discontinued operations for the first quarter of 2017 was $0.50.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the first quarter of 2018 primarily represents ClarusONE, Vantage Oncology Holdings, LLC (“Vantage”) and the accrual of the annual recurring compensation amount of €0.83 per Celesio share that McKesson is obligated to pay to the noncontrolling shareholders of Celesio under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $309 million and $542 million, and diluted earnings per common share attributable to McKesson Corporation were $1.45 and $2.38 for the first quarters of 2018 and 2017.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 213 million and 228 million for the first quarters of 2018 and 2017. Weighted average diluted shares for 2018 decreased from 2017 primarily reflecting common stock repurchases in the second half of 2017 and the first quarter of 2018.
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
Operating activities generated cash of $741 million and $1,859 million during the first quarters of 2018 and 2017. Operating activities for the first quarters of 2018 and 2017 were affected by higher drafts and accounts payable and increases in receivables and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $129 million and $1,154 million during the first quarters of 2018 and 2017. Investing activities for 2018 include $1,485 million of net cash payments for acquisitions, including $1.3 billion for our acquisition of CMM, which was prepaid before March 31, 2017 and was released from restricted cash balances in the first quarter of 2018. Investing activities for 2017 included $1,819 million of cash paid for acquisitions, of which $935 million was prepaid before March 31, 2016 and was released from restricted cash balances in the first quarter of 2017. Investing activities for 2017 also included a payment of approximately $100 million to sell our Brazilian business.
Financing activities utilized cash of $1,131 million and $82 million during the first quarters of 2018 and 2017. Financing activities for 2018 include cash receipts of $2,282 million and payments of $2,463 million for short-term borrowings. Financing activities for the first quarter of 2017 included cash receipts of $7 million and payments of $14 million for short-term borrowings. Additionally, financing activities for the first quarters of 2018 and 2017 include $300 million and $58 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
The Company’s Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. We received 1.4 million shares in March 2017 and 0.3 million additional shares in April 2017. In June 2017, we also entered into another ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. During the first quarter of 2018, we received 1.2 million shares as the initial share settlement under this 2018 ASR program and may receive additional shares at the termination of the ASR. The total authorization outstanding for repurchases of the Company’s common stock was $2.5 billion at June 30, 2017.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2017	March 31, 2017
Cash and cash equivalents	$2,339	$2,783
Working capital	1,898	1,336
Debt to capital ratio (1)	37.5%	39.2%
Return on McKesson stockholders’ equity (2)	49.6%	54.6%

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Cash equivalents, which are available-for-sale, are carried at fair value.  Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, AAA rated prime money market funds denominated in Euros, AAA rated prime money market funds denominated in British pound sterling, time deposits, and Canadian government debentures.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short‑term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of June 30, 2017 included approximately $1.7 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our debt to capital ratio decreased in 2018 primarily due to a decrease in our debt.
The Company currently pays quarterly cash dividend of $0.28 per common share. On July 26, 2017, the Company’s quarterly dividend was raised from $0.28 to $0.34 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
The carrying value of redeemable noncontrolling interests related to Celesio was $1.39 billion at June 30, 2017, which exceeded the maximum redemption value of $1.24 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of Celesio have a right to put (“Put Right”) their Celesio shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid by McKesson in respect of the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuance.
Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 10, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	foreign operations subject us to a number of operating, economic, political and regulatory risks;

▪	changes in the Canadian healthcare industry and regulatory environment;

▪	general European economic conditions together with austerity measures taken by certain European governments;

▪	changes in the European regulatory environment with respect to privacy and data protection regulations;

▪	foreign currency fluctuations;

▪	the Company’s ability to successfully identify, consummate, finance and integrate strategic acquisitions;

▪	failure for the Company’s investment in Change Healthcare to perform;

▪	the Company’s ability to manage and complete divestitures;

▪	material adverse resolution of pending legal and regulatory proceedings;

▪	competition;

▪	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;

▪	the loss of government contracts as a result of compliance or funding challenges;

▪	public health issues in the United States or abroad;

▪	cyberattack, disaster, or malfunction to computer systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;

▪	system errors or failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	new or revised tax legislation or challenges to our tax positions;

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers;

▪	changes in accounting principles generally accepted in the United States of America;

▪	withdrawal from participation in one or more multiemployer pension plans or if such plans are reported to have underfunded liabilities;

▪	expected benefits from our restructuring and business process initiatives;

▪	difficulties with outsourcing and similar third party relationships;

▪	new challenges associated with our retail expansion; and

▪	inability to keep existing retail store locations or open new retail locations in desirable places.

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
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2017 Annual Report on Form 10-K.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 14, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases will depend on a variety of factors, including corporate and regulatory requirements.
In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. We received 1.4 million shares in March 2017 and additional 0.3 million shares in April 2017. In June 2017, we also entered into another ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. During the first quarter of 2018, we received 1.2 million shares as the initial share settlement under this 2018 ASR program and may receive additional shares at the termination of the ASR. The total authorization outstanding for repurchases of the Company’s common stock was $2.5 billion at June 30, 2017.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2018.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2017 – April 30, 2017	0.3	$143.19	0.3	$2,746
May 1, 2017 – May 31, 2017	—	—	—	2,746
June 1, 2017 – June 30, 2017	1.2	165.92 (2)	1.2	2,496
Total	1.5		1.5

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)
The price for the 2018 ASR program was the reference price used to determine the initial share settlement of 1.2 million shares. The actual average price of shares will be determined at the termination of the ASR program.

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	July 27, 2017	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	July 27, 2017	/s/ Erin M. Lampert
Erin M. Lampert
Senior Vice President and Controller