Form 10-Q
period 2017-09-30
MCKESSON CORP
filed 2017-10-27
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	September 30, 2017
Common stock, $0.01 par value	208,474,459 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues	$52,061	$49,957	$103,112	$99,690
Cost of Sales	(49,227)	(47,201)	(97,718)	(94,027)
Gross Profit	2,834	2,756	5,394	5,663
Operating Expenses	(2,009)	(1,886)	(3,936)	(3,821)
Goodwill Impairment Charges	(350)	(290)	(350)	(290)
Restructuring and Asset Impairment Charges	(236)	—	(236)	—
Operating Income	239	580	872	1,552
Other Income, Net	69	23	82	42
Loss from Equity Method Investment in Change Healthcare	(61)	—	(181)	—
Interest Expense	(69)	(78)	(137)	(157)
Income from Continuing Operations Before Income Taxes	178	525	636	1,437
Income Tax Expense	(122)	(200)	(217)	(439)
Income from Continuing Operations	56	325	419	998
Income (Loss) from Discontinued Operations, Net of Tax	—	(1)	2	(114)
Net Income	56	324	421	884
Net Income Attributable to Noncontrolling Interests	(55)	(17)	(111)	(35)
Net Income Attributable to McKesson Corporation	$1	$307	$310	$849

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$0.01	$1.35	$1.46	$4.22
Discontinued operations	—	(0.01)	0.01	(0.50)
Total	$0.01	$1.34	$1.47	$3.72
Basic
Continuing operations	$0.01	$1.36	$1.47	$4.27
Discontinued operations	—	—	0.01	(0.51)
Total	$0.01	$1.36	$1.48	$3.76

Dividends Declared Per Common Share	$0.34	$0.28	$0.62	$0.56

Weighted Average Common Shares
Diluted	210	228	211	228
Basic	209	226	210	226

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net Income	$56	$324	$421	$884

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	303	(109)	685	(364)

Unrealized losses on net investment hedges arising during the period	(38)	—	(108)	—

Unrealized gains (losses) on cash flow hedges arising during the period	(3)	(6)	11	(6)

Retirement-related benefit plans	(3)	1	(8)	12
Other Comprehensive Income (Loss), Net of Tax	259	(114)	580	(358)

Comprehensive Income (Loss)	315	210	1,001	526
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	(88)	(18)	(260)	30
Comprehensive Income (Loss) Attributable to McKesson Corporation	$227	$192	$741	$556

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$2,563	$2,783
Receivables, net	19,627	18,215
Inventories, net	16,885	15,278
Prepaid expenses and other	719	672
Total Current Assets	39,794	36,948
Property, Plant and Equipment, Net	2,348	2,292
Goodwill	11,732	10,586
Intangible Assets, Net	4,206	3,665
Equity Method Investment in Change Healthcare	3,795	4,063
Other Noncurrent Assets	1,971	3,415
Total Assets	$63,846	$60,969

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$33,580	$31,022
Short-term borrowings	306	183
Deferred revenue	63	346
Current portion of long-term debt	525	1,057
Other accrued liabilities	3,291	3,004
Total Current Liabilities	37,765	35,612

Long-Term Debt	7,490	7,305
Long-Term Deferred Tax Liabilities	3,724	3,678
Other Noncurrent Liabilities	2,082	1,774
Redeemable Noncontrolling Interests	1,423	1,327
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2017 and March 31, 2017, 274 and 273 shares issued at September 30, 2017 and March 31, 2017	3	3
Additional Paid-in Capital	6,141	6,028
Retained Earnings	13,370	13,189
Accumulated Other Comprehensive Loss	(1,710)	(2,141)
Other	(3)	(2)
Treasury Shares, at Cost, 66 and 62 at September 30, 2017 and March 31, 2017	(6,658)	(5,982)
Total McKesson Corporation Stockholders’ Equity	11,143	11,095
Noncontrolling Interests	219	178
Total Equity	11,362	11,273
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$63,846	$60,969

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
Operating Activities
Net income	$421	$884
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	463	459
Goodwill impairment and other asset impairment charges	539	290
Loss from equity method investment in Change Healthcare	181	—
Deferred taxes	42	(90)
Share-based compensation expense	57	79
Charges (credits) associated with last-in-first-out inventory method	(3)	4
Loss (gain) from sale of businesses and equity investments	(47)	113
Other non-cash items	(28)	5
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(812)	(657)
Inventories	(1,217)	162
Drafts and accounts payable	1,808	2,172
Deferred revenue	(138)	(254)
Taxes	86	151
Other	(13)	(390)
Net cash provided by operating activities	1,339	2,928

Investing Activities
Payments for property, plant and equipment	(164)	(151)
Capitalized software expenditures	(91)	(89)
Acquisitions, net of cash and cash equivalents acquired	(1,874)	(2,041)
Proceeds from/ (payments for) sale of businesses and equity investments, net	164	(98)
Payments received on Healthcare Technology Net Asset Exchange	126	—
Restricted cash for acquisitions	1,469	935
Other	(26)	98
Net cash used in investing activities	(396)	(1,346)

Financing Activities
Proceeds from short-term borrowings	8,464	10
Repayments of short-term borrowings	(8,343)	(17)
Repayments of long-term debt	(545)	(6)
Common stock transactions:
Issuances	83	75
Share repurchases, including shares surrendered for tax withholding	(701)	(58)
Dividends paid	(121)	(129)
Other	(109)	11
Net cash used in financing activities	(1,272)	(114)
Effect of exchange rate changes on cash and cash equivalents	109	(52)
Net increase (decrease) in cash and cash equivalents	(220)	1,416
Cash and cash equivalents at beginning of period	2,783	4,048
Cash and cash equivalents at end of period	$2,563	$5,464

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
We consider ourselves to control an entity if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for further information on our equity method investment in Change Healthcare, LLC (“Change Healthcare”).
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
The results of operations for the quarter and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 previously filed with the SEC on May 22, 2017 (“2017 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Goodwill Impairment Testing:  The amended guidance simplifies goodwill impairment testing by eliminating the second step of the impairment test. Under the second step, the implied fair value of goodwill is calculated in a hypothetical analysis by subtracting the fair value of all assets and liabilities of the reporting unit, including any unrecognized intangible assets, from the fair value of the reporting unit calculated in the first step of the impairment test. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess. The amended guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The amended guidance is effective for us on a prospective basis commencing in the first quarter of 2021. Early adoption is permitted. We elected to early adopt this amended guidance in 2018 for interim and annual goodwill impairment tests. Refer to Financial Note 3, “Goodwill Impairment Charges.”
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
Inventory: In the first quarter of 2018, we adopted amended guidance for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using the last-in, first-out (“LIFO”) or the retail method. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Derivatives and Hedging: In August 2017, amended guidance was issued to better align an entity’s risk management activities and financial reporting for hedging relationships. The amended guidance will eliminate the existing requirement to recognize periodic hedge ineffectiveness for cash flow and net investment hedges in earnings and permit us to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amended guidance also allows us to perform the initial quantitative hedge assessment up until the end of the quarter in which the hedge was designated and to elect to perform subsequent effectiveness assessments qualitatively. This guidance is effective for us on a prospective basis commencing in the first quarter of 2020. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Financial Instruments: In January 2016, amended guidance was issued that requires equity investments to be measured at fair value with changes in fair value recognized in net income and enhanced disclosures about those investments. This guidance also simplifies the impairment assessments of equity investments without readily determinable fair value. The investments that are accounted for under the equity method of accounting or result in consolidation of the investee are excluded from the scope of this amended guidance. The amended guidance will become effective for us commencing in the first quarter of 2019 and will be applied through a cumulative-effect adjustment. Early adoption is not permitted except for certain provisions.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
While we continue to evaluate the effect of the amended standard, we have conducted a preliminary assessment and do not expect adoption of the amended standard to have a material impact on our consolidated financial statements.  The majority of our revenue is generated from sales of pharmaceutical products, which will continue to be recognized when control of the goods is transferred to the customer. We generally anticipate having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. We intend to make policy elections within the amended standard that are consistent with our current accounting. This preliminary assessment is subject to change prior to adoption. Additionally, we anticipate adopting this amended standard on a modified retrospective basis in our first quarter of 2019.
2.    Healthcare Technology Net Asset Exchange
On March 1, 2017, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the newly formed joint venture, Change Healthcare, under the terms of a contribution agreement previously entered into between McKesson and Change Healthcare Holdings, Inc. (“Change”) and others including shareholders of Change. We retained our RelayHealth Pharmacy (“RHP”) and Enterprise Information Solutions (“EIS”) businesses. In exchange for the contribution, we own 70% of the joint venture with the remaining equity ownership held by shareholders of Change. The joint venture is jointly governed by us and shareholders of Change.
Gain from Healthcare Technology Net Asset Exchange
We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million). Additionally, in the first quarter of 2018, we recorded a pre-tax gain of approximately $37 million (after-tax gain of $22 million) upon the finalization of net working capital and other adjustments in operating expenses in the accompanying condensed consolidated statement of operations. During the second quarter of 2018, we received $126 million in cash from Change Healthcare representing the final settlement of the net working capital and other adjustments.
Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting on a one-month lag reporting. During the second quarter and first six months of 2018, we recorded our proportionate share of loss from Change Healthcare of $61 million and $181 million, which included transaction and integration expenses incurred by the joint venture and fair value adjustments including amortization expenses associated with equity method intangible assets. This amount was recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

At September 30, 2017, the carrying value of our investment was $3,795 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,671 million, primarily reflecting equity method intangible assets, goodwill and other fair value adjustments.
Summarized financial information (unaudited) of Change Healthcare is as follows:

(In millions)	Six Months Ended September 30, 2017
Revenues	$1,695
Loss from Continuing Operations	(13)
Net Loss	(13)
Our proportionate share of Change Healthcare’s reported net loss was $9 million ($13 million at our 70% ownership).  Adjustments from their carrying value to our fair value basis of accounting resulted in a total reported net loss of $181 million for McKesson for the first six months of 2018.  The amortization of fair value adjustments included incremental intangible amortization and removal of profit associated with the recognition of deferred revenue, as well as basis differences in long-term debt.
Related Party Transactions
In connection with the transaction, McKesson, Change Healthcare and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other commercial agreements.
At September 30, 2017 and March 31, 2017, we had a $136 million noncurrent liability payable to shareholders of Change associated with the TRA. The amount is based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare.
The total fees charged by us to the joint venture for various transition services under the TSA were $10 million and $47 million for the second quarter and first six months of 2018. Transition services fees are included within operating expenses in our condensed consolidated statements of operations.
During the second quarter and first six months of 2018, we did not earn material transaction and advisory fees under the Advisory Agreement.
Revenues recorded and expenses incurred under commercial arrangements with Change Healthcare were not material during the second quarter and first six months of 2018.

At September 30, 2017, receivables due from the joint venture were $58 million and at March 31, 2017, receivables due from the joint venture were not material.

3.	Goodwill Impairment Charges

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as a component - one level below our operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. We evaluate goodwill for impairment on an annual basis as of January 1 each year and at an interim date, if indicators of impairment exist.

McKesson Europe (formerly known as “Celesio AG”)

During the second quarter of 2018, our McKesson Europe reporting unit within our Distribution Solutions segment experienced a decline in its estimated future cash flows primarily driven by government reimbursement reductions in their retail business in the United Kingdom (“U.K.”). Accordingly, we performed an interim one-step goodwill impairment test in accordance with the amended goodwill guidance for this reporting unit prior to our annual impairment test.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As a result of the test, the estimated fair value of this reporting unit was determined to be lower than the carrying value and we recorded a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of this reporting unit’s goodwill under the caption, “Goodwill Impairment Charges” in the accompanying condensed consolidated statement of operations. There were no tax benefits associated with the goodwill impairment charge. The fair value of the reporting unit was determined using a combination of an income approach based on a discounted cash flow (“DCF”) model and a market approach based on guideline public companies’ revenue and earnings before interest, tax, depreciation and amortization multiples. Fair value estimates result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Any changes in key assumptions, including failure to improve operations of certain retail pharmacy stores, additional government reimbursement reductions, deterioration in the financial market, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may affect such estimates. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. The discount rate and terminal growth rate used in our 2018 second quarter impairment testing for this reporting unit were 7.5% and 1.25% compared to 7.0% and 1.5% in our 2017 annual impairment test. At September 30, 2017, the McKesson Europe reporting unit had a remaining goodwill balance of $2,689 million.

Other risks, expenses and future developments that we are unable to anticipate as of the interim testing date may require us to further revise the future projected cash flows, which could adversely affect the fair value of this reporting unit. As a result, we may be required to record additional impairment charges. Refer to Financial Note 4, “Restructuring and Asset Impairment Charges,” for more information.

Enterprise Information Solutions

In conjunction with the Healthcare Technology Net Asset Exchange, we evaluated strategic options for our EIS business, which was a reporting unit within our Technology Solutions segment during 2017. In the second quarter of 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this reporting unit’s goodwill. The impairment primarily resulted from a decline in estimated cash flows. The amount of goodwill impairment for the EIS business was determined under the former accounting guidance on goodwill impairment testing, and computed as the excess of the carrying value of the reporting unit’s goodwill over the implied fair value of its goodwill. The charge was recorded under the caption, “Goodwill Impairment Charges,” within our Technology Solutions segment in the accompanying condensed consolidated statement of operations. Most of the goodwill impairment was not deductible for income tax purposes. Refer to Financial Note 5, “Divestitures” for more information on the sale of the EIS business.

Refer to Financial Note 15, “Fair Value Measurements” for more information on these nonrecurring fair value measurements.
4.    Restructuring and Asset Impairment Charges
Fiscal 2018 McKesson Europe Plan
During the second quarter of 2018, we performed an interim impairment test of long-lived assets primarily for our U.K. retail business due to the previously discussed decline in the estimated future cash flows driven by government reimbursement reductions in the U.K. As a result, we recognized a non-cash pre-tax charge of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets (notably pharmacy licenses) and store assets (primarily fixtures). We utilized a combination of an income approach (primarily DCF model) and a market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

On September 29, 2017, we committed to a restructuring plan, which primarily consists of the closures of underperforming retail stores in the U.K. and a reduction in workforce. The plan is expected to be implemented prior to the end of 2018. As part of this plan, we recorded a pre-tax charge of $47 million ($40 million after-tax) primarily representing severance during the second quarter of 2018.

Long-lived asset impairment and restructuring charges were recorded under the caption, “Restructuring and Asset Impairment Charges” in operating expenses in the accompanying condensed consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We expect to record total pre-tax impairment and restructuring charges of approximately $650 million to $750 million during 2018 for our McKesson Europe business, of which $586 million of pre-tax charges (including the $350 million goodwill impairment charge) were recorded during the second quarter of 2018. Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.

Fiscal 2016 Cost Alignment Plan

In the fourth quarter of 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions, and technology platforms, as well as the disposal and abandonment of certain non-core businesses. Under the Cost Alignment Plan, we recorded total pre-tax charges of $250 million since the inception of this plan through the second quarter of 2018. The remaining charges under this program primarily consist of exit-related costs and accelerated depreciation and amortization related to our Distribution Solutions segment.

There were no material restructuring charges recorded during the second quarter and first six months of 2018. In the second quarter and first six months of 2017, we recorded a pre-tax credit of $10 million and $1 million as part of the Cost Alignment Plan in operating expenses in the accompanying condensed consolidated statement of operations. We made $26 million and $71 million of cash payments, primarily related to severance. During the second quarter and first six months of 2018, we made $9 million and $23 million of cash payments, primarily related to severance. The reserve balances as of September 30, 2017 and March 31, 2017 include $59 million and $71 million recorded in other accrued liabilities, and $31 million and $35 million recorded in other noncurrent liabilities in our condensed consolidated balance sheet.

5.	Divestitures
Enterprise Information Solutions

On August 1, 2017, we entered into an agreement with a third party to sell our EIS business for $185 million, subject to adjustments for net debt and working capital. As of September 30, 2017, the assets and liabilities of this business met the criteria to be classified as held for sale. Accordingly, $243 million of assets, including a goodwill balance of $124 million and $190 million of liabilities, related to the EIS business were recorded as held for sale and included in prepaid expenses and other and other accrued liabilities in the accompanying condensed consolidated balance sheet.

On October 2, 2017, the transaction closed upon satisfaction of all closing conditions including the termination of the waiting period under U.S. antitrust laws. We expect to recognize a gain upon the disposition of this business in the third quarter of 2018 within operating expenses in our Technology Solutions segment.

Equity Investment

On July 18, 2017, we completed the sale of an equity method investment from our Distribution Solutions segment to a third party for total cash proceeds of $42 million and recorded a pre-tax gain of $43 million ($26 million after-tax) within other income, net in our condensed consolidated statement of operations during the second quarter of 2018.

These divestitures did not meet the criteria to qualify as discontinued operations. Pre- and after-tax income from continuing operations of these businesses were not material for the second quarter and first six months of 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

6.	Business Combinations
2018 Acquisitions

CoverMyMeds LLC (“CMM”)
On April 3, 2017, we completed our acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The cash consideration was initially paid into an escrow account prior to our 2017 fiscal year end, and was included in “Other Noncurrent Assets” within our consolidated balance sheet at March 31, 2017. CMM is headquartered in Columbus, Ohio and provides electronic prior authorization solutions to pharmacies, providers, payers, and pharmaceutical manufacturers. The financial results of CMM are included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment since the acquisition date.
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, we recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our condensed consolidated balance sheet.  The contingent consideration was estimated using a Monte Carlo simulation, which utilizes Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability is re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded to our statements of operations.  There was no material change in the fair value of this contingent liability during the second quarter and the first six months of 2018. The initial fair value of this contingent consideration was a non-cash investing activity.
During the second quarter and first six months of 2018, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date. The adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, was $53 million and $8 million. Approximately $855 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $502 million primarily representing customer relationships with a weighted average life of 17 years. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
Other
During the second quarter of 2018, we also completed our acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for total net cash consideration of $478 million, which was funded from cash on hand. intraFUSION is a healthcare management company based in Houston, Texas providing services to physician office infusion centers. BDI is a plasma distributor headquartered in Columbia, South Carolina. Uniprix consists of 375 independent pharmacies in Quebec, Canada. The preliminary fair value of assets and liabilities recognized as of the acquisition dates for these three acquisitions included approximately $222 million of goodwill and $119 million of identifiable intangibles, primarily representing customer relationships. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized. Financial results of intraFUSION, BDI and Uniprix are included in the operational results within our Distribution Solutions segment since the acquisition dates.
The fair value of acquired intangibles from these acquisitions was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2017 Acquisitions

Rexall Health
On December 28, 2016, we completed our acquisition of Rexall Health which operates approximately 470 retail pharmacies in Canada, primarily in Ontario and Western Canada. The initial net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. As part of the transaction, McKesson agreed to divest 27 stores that the Competition Bureau of Canada (the “Bureau”) identified during its review of the transaction. During the first six months of 2018, we completed the sales of all 27 stores and received net cash proceeds of $116 million Canadian dollars (or, approximately $94 million) from a third-party buyer. We also received $147 million Canadian dollars (or, approximately $119 million) in cash from the third-party seller of Rexall Health as the settlement of the post-closing purchase price adjustment related to these store divestitures. No gain or loss was recognized from the sales of these stores. The financial results of Rexall Health are included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment since the acquisition date.
During the first six months of 2018, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date (including a decrease of $21 million to other long-term assets and an increase of $17 million to intangible assets). The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
Total adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, was $566 million and $212 million. Approximately $950 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $872 million, net of intangibles classified as held for sale, primarily representing trade names with a weighted average life of 19 years and customer relationships with a weighted average life of 19 years.
The fair value of acquired intangibles from the acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.
Other

During the first six months of 2017, we completed our acquisitions of Vantage Oncology Holdings, LLC (“Vantage”), Biologics, Inc., UDG Healthcare Plc and other businesses for net cash payments of $2.0 billion.
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

7.	Discontinued Operations
In the fourth quarter of 2016, we entered into an agreement to sell our Brazilian pharmaceutical distribution business within our Distribution Solutions segment to a third party. In the first quarter of 2017, we completed the sale of this business and recognized an after-tax loss of $113 million within discontinued operations primarily for the settlement of certain indemnification matters as well as the release of the cumulative translation losses. We made a payment of approximately $100 million related to the sale of this business in the first quarter of 2017.
The results of discontinued operations for the second quarters and first six months of 2018 and 2017 were not material except for the loss recognized upon the disposition of our Brazilian business in 2017. As of September 30, 2017 and March 31, 2017, the carrying amounts of total assets and liabilities of discontinued operations were not material.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Income Taxes
During the second quarters of 2018 and 2017, income tax expense related to continuing operations was $122 million and $200 million and included net discrete tax expense of $1 million and net discrete tax benefit of $22 million. During the first six months of 2018 and 2017, income tax expense related to continuing operations was $217 million and $439 million and included net discrete tax expense of $4 million and net discrete tax benefit of $57 million. Our discrete tax benefits for the second quarter and first six months of 2017 included $9 million and $46 million related to the adoption of the amended accounting guidance on employee share-based compensation.
Our reported income tax rates for the second quarters of 2018 and 2017 were 68.5% and 38.1% and for the first six months of 2018 and 2017 were 34.1% and 30.5%. Fluctuations in our reported income tax rates are primarily due to the impact of nondeductible impairment charges as well as changes within our business mix of income, the effect of the intercompany sale of software and discrete items.
The non-cash pre-tax charge of $350 million to impair the carrying value of goodwill related to our McKesson Europe reporting unit within our Distribution Solutions segment, described in our Financial Note 3, “Goodwill Impairment Charges,” had an unfavorable impact on our effective tax rate in 2018 given that this charge was not tax deductible.
The non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment, described in Financial Note 3, "Goodwill Impairment Charges," had an unfavorable impact on our effective tax rate in 2017 given that approximately $269 million of the goodwill impairment charge was not tax deductible.
As of September 30, 2017, we had $564 million of unrecognized tax benefits, of which $419 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions could potentially reduce our unrecognized tax benefits by up to $70 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are subject to audit by the IRS for fiscal years 2010 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2010 through the current fiscal year.

9.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe. Under the domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson in respect of the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the second quarter of 2018, there were no material exercises of the Put Right. During the first six months of 2018, we paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At September 30, 2017 and March 31, 2017, the carrying value of redeemable noncontrolling interests of $1.42 billion and $1.33 billion exceeded the maximum redemption value of $1.29 billion and $1.21 billion. At September 30, 2017 and March 31, 2017, we owned approximately 77% and 76% of McKesson Europe’s outstanding common shares.

Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million and $20 million during the second quarter and first six months of 2018 and $12 million and $23 million during the second quarter and first six months of 2017. All amounts were recorded in our condensed consolidated statement of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Noncontrolling Interests
The balances of our noncontrolling interests represent third-party equity interests in our consolidated entities primarily Vantage and ClarusONE Sourcing Services LLP, and were $219 million and $178 million at September 30, 2017 and March 31, 2017. We allocated a total of $44 million and $91 million of net income to noncontrolling interests during the second quarter and first six months of 2018 and $5 million and $12 million during the second quarter and first six months of 2017.

Changes in redeemable noncontrolling interests and noncontrolling interests for the first six months of 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	91	20
Other comprehensive income	—	149
Reclassification of recurring compensation to other accrued liabilities	—	(20)
Payments to noncontrolling interests	(47)	—
Exercises of Put Right	—	(53)
Other	(3)	—
Balance, September 30, 2017	$219	$1,423

Changes in redeemable noncontrolling interests and noncontrolling interests for the first six months of 2017 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2016	$84	$1,406
Net income attributable to noncontrolling interests	12	23
Other comprehensive income	—	(65)
Reclassification of recurring compensation to other accrued liabilities	—	(23)
Purchase of noncontrolling interests	85	—
Other	(7)	—
Balance, September 30, 2016	$174	$1,341

The effect of changes in our ownership interests with noncontrolling interests on our equity of $3 million was recorded as a net increase to McKesson’s stockholders’ paid-in capital during the first six months of 2018. Net income attributable to McKesson and transfers from noncontrolling interests amounted to $313 million during the first six months of 2018.

10.	Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Income from continuing operations	$56	$325	$419	$998
Net income attributable to noncontrolling interests	(55)	(17)	(111)	(35)
Income from continuing operations attributable to McKesson	1	308	308	963
Income (loss) from discontinued operations, net of tax	—	(1)	2	(114)
Net income attributable to McKesson	$1	$307	$310	$849

Weighted average common shares outstanding:
Basic	209	226	210	226
Effect of dilutive securities:
Options to purchase common stock	—	1	—	1
Restricted stock units	1	1	1	1
Diluted	210	228	211	228

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$0.01	$1.35	$1.46	$4.22
Discontinued operations	—	(0.01)	0.01	(0.50)
Total	$0.01	$1.34	$1.47	$3.72
Basic
Continuing operations	$0.01	$1.36	$1.47	$4.27
Discontinued operations	—	—	0.01	(0.51)
Total	$0.01	$1.36	$1.48	$3.76

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended September 30, 2017 and 2016 and for the six months ended September 30, 2017 and 2016, as they were anti-dilutive.

11.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2017	$10,132	$454	$10,586
Goodwill acquired	1,195	—	1,195
Acquisition accounting, transfers and other adjustments (1)	337	(330)	7
Goodwill impairment charges	(350)	—	(350)
Amount reclassified to assets held for sale	—	(124)	(124)
Foreign currency translation adjustments, net	418	—	418
Balance, September 30, 2017	$11,732	$—	$11,732

(1)	Effective April 1, 2017, our RHP business was transitioned from the Technology Solutions segment to the Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As of September 30, 2017 and March 31, 2017, accumulated goodwill impairment losses for our Distribution Solutions segment were $350 million and nil, and nil and $290 million for our Technology Solutions segment. Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information on goodwill impairment charges recorded in the second quarters of 2018 and 2017.
Information regarding intangible assets is as follows:

	September 30, 2017				March 31, 2017
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,472	$(1,378)	$2,094	$2,893	$(1,295)	$1,598
Service agreements	12	1,041	(351)	690	1,009	(316)	693
Pharmacy licenses	26	798	(308)	490	741	(150)	591
Trademarks and trade names	14	910	(156)	754	845	(124)	721
Technology	5	151	(74)	77	69	(64)	5
Other	5	264	(163)	101	201	(144)	57
Total		$6,636	$(2,430)	$4,206	$5,758	$(2,093)	$3,665
Amortization expense of intangible assets was $126 million and $247 million for the second quarter and six months ended September 30, 2017 and $115 million and $230 million for the second quarter and six months ended September 30, 2016. Estimated annual amortization expense of these assets is as follows: $224 million, $434 million, $418 million, $400 million and $369 million for the remainder of 2018 and each of the succeeding years through 2022 and $2,361 million thereafter. All intangible assets were subject to amortization as of September 30, 2017 and March 31, 2017.

Refer to Financial Note 4, “Restructuring and Asset Impairment Charges,” for more information on intangible asset impairment charges recorded in the second quarter of 2018.

12.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency (primarily Euro and British pound sterling) denominated borrowings. At September 30, 2017 and March 31, 2017, $8,015 million and $8,362 million of total long-term debt were outstanding, of which $525 million and $1,057 million were included under the caption “Current portion of long-term debt” within the condensed consolidated balance sheets.
During the first six months of 2018, we repaid a €500 million bond that matured on April 26, 2017.
Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At September 30, 2017, we were in compliance with all covenants. There were no borrowings under this facility during the second quarters and first six months of 2018 and 2017, and no borrowings outstanding as of September 30, 2017 and March 31, 2017.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $253 million. Borrowings and repayments were not material during the first six months of 2018 and 2017. As of September 30, 2017 and March 31, 2017, amounts outstanding under these credit lines were not material.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we can issue up to $3.5 billion in outstanding notes. During the first six months of 2018, we borrowed $8,460 million and repaid $8,343 million under the program. During the first six months of 2017, there were no material commercial paper issuances. As of September 30, 2017 and March 31, 2017, we had $300 million and $183 million commercial paper notes outstanding with a weighted average interest rate of 1.44% and1.20%.

13.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $4 million and $10 million for the second quarter and first six months of 2018 and $8 million and $14 million for the second quarter and first six months of 2017.

Cash contributions to these plans were $38 million and $41 million for the second quarter and first six months of 2018 and $6 million and $10 million for the second quarter and first six months of 2017. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

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
Foreign currency exchange risk
We conduct our business internationally in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross currency swaps. These forward contracts and cross currency swaps are generally used to offset the potential income statement effects from intercompany loans denominated in non-functional currencies. These programs reduce but do not eliminate foreign exchange rate risk.
Net Investment Hedges and Derivatives Designated as Hedges
We have €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar (“Net Investment Hedges”). For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in other comprehensive income (loss) where they offset foreign currency translation gains and losses recorded on our net investments.  To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in value are recorded in current earnings.  Losses from net investment hedges recorded in other comprehensive income were $63 million and $177 million during the second quarter and first six months of 2018. We did not have any ineffective portion of the net investment hedges as of September 30, 2017 and March 31, 2017.
At September 30, 2017 and March 31, 2017, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $243 million, which were designated as cash flow hedges. These contracts will mature between March 2018 and March 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
At September 30, 2017 and March 31, 2017, we had cross currency swaps with total gross notional amounts of approximately $3,343 million and $2,663 million, which are designated as cash flow hedges. These swaps will mature between February 2018 and January 2024.
For forward contracts and cross currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded into other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses on these hedges recorded in other comprehensive income and earnings were not material in the second quarters and first six months of 2018 and 2017.
Derivatives Not Designated as Hedges
At March 31, 2017, we had forward contracts to primarily hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional value of $173 million. These contracts matured in April 2017 and none of these contracts were designated for hedge accounting. Losses from these contracts were not material for the second quarters and first six months of 2018 and 2017.
We also have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At September 30, 2017 and March 31, 2017, the total gross notional amounts of these contracts were $67 million and $62 million.
These contracts will mature through March 2018 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated as hedges are recorded directly into current earnings. Gains from these contracts were recorded within operating expenses and were not material for the second quarters and first six months of 2018 and 2017. The gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	September 30, 2017			March 31, 2017
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$13	$—	$81	$17	$—	$81
Foreign exchange contracts (non-current)	Other Noncurrent Assets	26	—	162	32	—	162
Cross currency swaps (current)	Prepaid expenses and other	2	—	307	17	—	174
Cross currency swaps (non-current)	Other Noncurrent Assets/Liabilities	—	132	3,036	90	—	2,489
Total		$41	$132		$156	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$1	$—	$46	$1	$—	$198
Foreign exchange contracts (current)	Other accrued liabilities	—	1	21	—	—	37
Total		$1	$1		$1	$—
Refer to Financial Note 15, "Fair Value Measurements," for more information on these recurring fair value measurements.

15.	Fair Value Measurements
At September 30, 2017 and March 31, 2017, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered to be Level 1 inputs.
Assets Measured at Fair Value on a Recurring Basis

Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $8.0 billion and $8.5 billion at September 30, 2017, and $8.4 billion and $8.7 billion at March 31, 2017. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at September 30, 2017 and March 31, 2017 were mainly investments in money market funds of $279 million and $478 million, which are reported at fair value. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and six months ended September 30, 2017 and 2016.
Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2017, assets measured at fair value on a nonrecurring basis consisted of goodwill and intangible assets for our McKesson Europe business within our Distribution Solutions segment, as further discussed below.

At March 31, 2017, assets measured at fair value on a nonrecurring basis primarily consisted of goodwill for our EIS business within our Technology Solutions segment.

Goodwill

As discussed in Financial Note 3, “Goodwill Impairment Charges,” we recorded a non-cash pre-tax and after-tax impairment charges of $350 million in the second quarter of 2018 for our McKesson Europe reporting unit within the Distribution Solutions segment, and $290 million ($282 million after-tax) in the second quarter of 2017 for our EIS reporting unit within the Technology Solutions segment. The impairments primarily resulted from a decline in the reporting units’ estimated cash flows.

Fair value assessments of the reporting unit and the reporting unit's net assets are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. We considered a market approach as well as an income approach using the DCF model to determine the fair value of the reporting unit.

Intangible Assets

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

As discussed in Financial Note 4, “Restructuring and Asset Impairment Charges,” we recorded a non-cash pre-tax charge of $189 million ($157 million after-tax) in the second quarter of 2018 to impair the carrying values of certain long-lived assets including intangible assets. We utilized a combination of an income approach (primarily DCF method) and a market approach for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the intangible assets is considered a Level 3 fair value measurement.

Liabilities Measured at Fair Value on a Nonrecurring Basis

At September 30, 2017, we remeasured the contingent consideration liability related to our acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 6, “Business Combinations,” for more information on the fair value of the contingent consideration liability. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2017.

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
(UNAUDITED)

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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are set out below. We are party to the legal proceedings described below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
Since July 27, 2017, the Company, in many cases together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains, has been served with 58 complaints filed in state and federal courts in Alabama, Illinois, Kentucky, Michigan, New Hampshire, New Mexico, Ohio, Oregon and Texas alleging claims related to the distribution of controlled substances to pharmacies in these states. These complaints allege violations of controlled substance laws and various other statutes in addition to common law claims, including negligence and public nuisance, and seek monetary damages and equitable relief.
On October 13, 2017, IBEW Local 38 Health and Welfare Fund, a third party payor of medical costs, filed a purported class action complaint in the United States District Court for the Northern District of Ohio against various pharmaceutical manufacturers and three pharmaceutical wholesalers, including the Company, alleging that the manufacturer defendants engaged in deceptive acts involving the marketing and sales of opioids and that the distributor defendants failed to take any action to prevent or reduce the distribution of opioids. The causes of action against the distributor defendants are unjust enrichment and negligence. The suit seeks damages, including punitive and exemplary damages, all in unspecified amounts. IBEW Local 38 Health and Welfare Fund v. Purdue Pharma L.C., et al., No. 1:17-cv-02171.
On July 26, 2017, Vladimir Gusinsky, as trustee for the Vladimir Gusinsky Living Trust, a purported shareholder, filed a shareholder derivative complaint in the United States District Court for the Northern District of California against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking restitution and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Vladimir Gusinsky, as Trustee for the Vladimir Gusinsky Living Trust v. McKesson Corporation, et.al., No. 5:17-cv-4248.  On October 9, 2017, the court consolidated the Gusinsky matter with the previously disclosed case captioned Inzlicht v. McKesson Corporation, pursuant to a stipulation between all parties to both matters.  The consolidated matter is captioned In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On October 17, 2017, Chaile Steinberg, a purported shareholder, filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking damages and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Steinberg v. McKesson Corporation, et.al., No. 2017-0736.

From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely matter. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. For example, the Company has received a request for information and documents from the states of Connecticut, Florida, Iowa, New York, North Carolina, Rhode Island, Tennessee and the Commonwealths of Massachusetts and Pennsylvania, who are leading an investigation on behalf of a multistate group of Attorneys General consisting of Alabama, Arizona, California, Colorado, Connecticut, D.C., Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New York, North Carolina, North Dakota, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wyoming into the factors contributing to the increasing number of opioid-related hospitalizations and deaths in the United States.

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
In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock and received 1.4 million shares as the initial share settlement. In April 2017, we received an additional 0.3 million shares upon the completion of this ASR program.
In June 2017 and August 2017, we entered into two separate ASR programs with third-party financial institutions to repurchase $250 million and $400 million of the Company’s common stock. During the first six months of 2018, we received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.1 million shares under the August 2017 ASR program. The June 2017 ASR program was completed in the second quarter of 2018. We may receive additional shares at the termination of the August 2017 ASR program in the third quarter of 2018. The total authorization outstanding for repurchases of the Company’s common stock was $2.1 billion at September 30, 2017.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2017	2016	2017	2016
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of nil, $11, nil and ($1) (2) (3)	$303	$(109)	$685	$(384)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil (4)	—	—	—	20
	303	(109)	685	(364)
Unrealized gains (losses) on net investment hedges (5)
Unrealized gains (losses) on net investment hedges arising during period, net of income tax benefit of $25, nil, $69 and nil	(38)	—	(108)	—
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	(38)	—	(108)	—
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	(3)	(6)	11	(6)

Changes in retirement-related benefit plans (6)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, nil, nil and nil	—	—	—	—
Amortization of actuarial loss and prior service costs, net of income tax expense of nil, $1, nil and $2 (7)	1	1	2	4
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	(4)	—	(10)	8
	(3)	1	(8)	12

Other comprehensive income (loss), net of tax	$259	$(114)	$580	$(358)

(1)	Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars.

(2)
The net foreign currency translation gains during the second quarter and first six months of 2018 were primarily due to the strengthening of the Euro, Canadian dollar and British pound sterling against the U.S. dollar from April 1, 2017 to September 30, 2017. During the second quarter and first six months of 2017, the currency translation losses were primarily due to the weakening of the British pound sterling against the U.S. dollar from April 1, 2016 to September 30, 2016.

(3)
The second quarter and first six months of 2018 includes net foreign currency translation gains of $33 million and $148 million and the second quarter and first six months of 2017 include net foreign currency translation gains of $1 million and losses of $66 million attributable to redeemable noncontrolling interests.

(4)
The first six months of 2017 includes net foreign currency translation losses of $20 million reclassified from accumulated other comprehensive income (loss) to loss from discontinued operations, net of tax, within our condensed consolidated statements of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)
The second quarter and first six months of 2018 includes foreign currency losses of $63 million and $177 million on the net investment hedges from the €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes.

(6)
The second quarter and first six months of 2018 include net actuarial losses of nil and $1 million and the second quarter and first six months of 2017 include net actuarial losses of nil and $1 million, which are attributable to redeemable noncontrolling interests.

(7)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the second quarter and first six months of 2018 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(1,606)	$(78)	$(17)	$(235)	(1,936)

Other comprehensive income (loss) before reclassifications	303	(38)	(3)	(4)	258
Amounts reclassified to earnings and other	—	—	—	1	1
Other comprehensive income (loss)	303	(38)	(3)	(3)	259
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	33	—	—	—	33
Other comprehensive income (loss) attributable to McKesson	270	(38)	(3)	(3)	226
Balance at September 30, 2017	$(1,336)	$(116)	$(20)	$(238)	$(1,710)

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(1,873)	$(8)	$(31)	$(229)	(2,141)

Other comprehensive income (loss) before reclassifications	685	(108)	11	(10)	578
Amounts reclassified to earnings and other	—	—	—	2	2
Other comprehensive income (loss)	685	(108)	11	(8)	580
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	148	—	—	1	149
Other comprehensive income (loss) attributable to McKesson	537	(108)	11	(9)	431
Balance at September 30, 2017	$(1,336)	$(116)	$(20)	$(238)	$(1,710)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

18.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2017	2016	2017	2016
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$43,508	$41,375	$86,524	$82,586
International pharmaceutical distribution and services	6,773	6,271	13,155	12,601
Medical-Surgical distribution and services	1,660	1,631	3,193	3,099
Total Distribution Solutions	51,941	49,277	102,872	98,286

Technology Solutions - products and services (2)	120	680	240	1,404
Total Revenues	$52,061	$49,957	$103,112	$99,690

Operating profit
Distribution Solutions (3) (4)	$388	$851	$1,101	$1,779
Technology Solutions (5) (6)	(33)	(174)	(111)	(6)
Total	355	677	990	1,773
Corporate Expenses, Net	(108)	(74)	(217)	(179)
Interest Expense	(69)	(78)	(137)	(157)
Income from Continuing Operations Before Income Taxes	$178	$525	$636	$1,437

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
2018 revenues for the Technology Solutions segment only include the results of our EIS business. Effective April 1, 2017, our RHP business was transitioned from the Technology Solutions segment to the Distribution Solutions segment. The second quarter and first six months of 2017 included the majority of our Core MTS Business which was contributed to Change Healthcare on March 1, 2017.

(3)
Distribution Solutions operating profit for the second quarter and first six months of 2018 include pre-tax credits of $29 million and $3 million, and for the second quarter and first six months of 2017 include pre-tax credits of $43 million and pre-tax charges of $4 million related to our LIFO method of accounting for inventories. LIFO credits for the second quarters of 2018 and 2017 reflected the reversals of the LIFO expenses recorded in the first quarters of 2018 and 2017 due to a change in estimates relating to full year expectations for net price increases. LIFO credits for the first half of 2018 were primarily due to lower full year expectations for net price increases. Additionally, the first six months of 2017 included $142 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(4)
Operating profit for our Distribution Solutions segment for the second quarter and first six months of 2018 includes a pre-tax gain of $43 million recognized from the sale of an equity investment. Additionally, the second quarter and first six months of 2018 for our Distribution Solutions segment include a pre-tax non-cash charge of $236 million primarily related to the impairment of certain long-lived assets and employee severance for our U.K. retail businesses, as well as a non-cash pre-tax goodwill impairment charge of $350 million for the McKesson Europe reporting unit.

(5)
Operating profit for our Technology Solutions segment for the second quarter and first six months of 2018 includes our EIS business and our proportionate share of loss from Change Healthcare of $61 million and $181 million. Additionally, operating profit for the first six months of 2018 includes a pre-tax gain of $37 million from the Healthcare Technology Net Asset Exchange related to the final net working capital and other adjustments.

(6)	The second quarter and first six months of 2017 include a non-cash pre-tax goodwill impairment charge of $290 million for the EIS reporting unit within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended September 30,			Six Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues	$52,061	$49,957	4%	$103,112	$99,690	3%

Gross Profit	$2,834	$2,756	3%	$5,394	$5,663	(5)%

Operating Expenses:
Operating Expenses	$(2,009)	$(1,886)	7%	$(3,936)	$(3,821)	3%
Goodwill Impairment Charges	(350)	(290)	21	(350)	(290)	21
Restructuring and Asset Impairment Charges	(236)	—	NM	(236)	—	NM
Total Operating Expenses	$(2,595)	$(2,176)	19	$(4,522)	$(4,111)	10

Loss from Equity Method Investment in Change Healthcare	$(61)	$—	NM	$(181)	$—	NM

Income from Continuing Operations Before Income Taxes	$178	$525	(66)%	$636	$1,437	(56)%
Income Tax Expense	(122)	(200)	(39)	(217)	(439)	(51)
Income from Continuing Operations	56	325	(83)	419	998	(58)
Income (Loss) from Discontinued Operations, Net of Tax	—	(1)	(100)	2	(114)	(102)
Net Income	56	324	(83)	421	884	(52)
Net Income Attributable to Noncontrolling Interests	(55)	(17)	224	(111)	(35)	217
Net Income Attributable to McKesson Corporation	$1	$307	(100)%	$310	$849	(63)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$0.01	$1.35	(99)%	$1.46	$4.22	(65)%
Discontinued Operations	—	(0.01)	(100)	0.01	(0.50)	(102)
Total	$0.01	$1.34	(99)%	$1.47	$3.72	(60)%

Weighted Average Diluted Common Shares	210	228	(8)%	211	228	(7)%
NM - not meaningful
Revenues for the second quarter and first half of 2018 increased compared to the same periods a year ago primarily due to market growth, our business acquisitions and expanded business with existing customers within our North America pharmaceutical distribution businesses. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross profit increased for the second quarter of 2018 and decreased for the first half of 2018 compared to the same periods a year ago. Gross profit for the second quarter and first half of 2018 benefited from market growth including procurement benefits realized through the joint sourcing entity, ClarusONE Sourcing Services LLP (“ClarusONE”) and our business acquisitions. Gross profit for the second quarter and first half of 2018 was unfavorably affected by the 2017 fourth quarter contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to a joint venture, as further discussed below, government reimbursement reductions in the United Kingdom (“U.K.”) and the competitive sell-side environment. Gross profit for the first half of 2018 was also unfavorably affected by weaker pharmaceutical manufacturer pricing trends. The first half of 2017 gross profit included $142 million of cash receipts for our share of antitrust legal settlements.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross profit margin for the second quarter and first half of 2018 decreased primarily due to the 2017 fourth quarter contribution of the Core MTS Business, the competitive sell-side pricing environment and our mix of business. These decreases were partially offset by our business acquisitions.
On March 1, 2017, we contributed our Core MTS Business to the newly formed joint venture, Change Healthcare, LLC (“Change Healthcare”) under the terms of a contribution agreement previously entered into between McKesson and Change Healthcare Holdings, Inc. (“Change”) and others including shareholders of Change. We retained our RelayHealth Pharmacy (“RHP”) and Enterprise Information Solutions (“EIS”) businesses. We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
Operating expenses for the second quarter and first half of 2018 increased primarily due to a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of goodwill for our McKesson Europe (formerly known as “Celesio AG”) reporting unit, a non-cash pre-tax asset impairment charge of $189 million ($157 million after-tax) and a pre-tax restructuring charge of $47 million ($40 million after-tax) primarily related to our retail business in the U.K., as further discussed below. These charges were all recorded within our Distribution Solutions segment. The increases for the second quarter and first half of 2018 were also due to higher operating expenses from our business acquisitions, partially offset by lower acquisition-related expenses. Operating expenses for the first half of 2018 included a pre-tax gain of $37 million ($22 million after-tax) from the final net working capital and other adjustments related to the formation of the Change Healthcare joint venture. Operating expenses for the second quarter and first half of 2017 included a non-cash pre-tax charge of $290 million ($282 million after-tax) for goodwill impairment related to our EIS reporting unit within our Technology Solutions segment.
Our investment in Change Healthcare is accounted for using the equity method of accounting. During the second quarter and first half of 2018, we recorded our proportionate share of loss from Change Healthcare of $61 million and $181 million under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations.
Income from continuing operations before income taxes for the second quarter and first half of 2018 decreased primarily due to higher operating expenses driven by the goodwill impairment charge and the restructuring and asset impairment charges related to our McKesson Europe business within our Distribution Solutions segment and our proportionate share of loss from our equity method investment in Change Healthcare.
Our reported income tax rates for the second quarters of 2018 and 2017 were 68.5% and 38.1% and for the first half of 2018 and 2017 were 34.1% and 30.5%. Our tax rates for 2018 and 2017 were unfavorably affected by non-deductible goodwill impairment charges. Income tax expense for the second quarter and first half of 2017 included discrete tax benefits of $9 million and $46 million related to the adoption of the amended accounting guidance on share-based compensation.
Loss from discontinued operations, net of tax, for the first half of 2017 included an after-tax loss from discontinued operations of $113 million resulting from the sale of our Brazilian pharmaceutical distribution business.
Net income attributable to McKesson Corporation for the second quarters of 2018 and 2017 was $1 million and $307 million and for the first half of 2018 and 2017 was $310 million and $849 million. Diluted earnings per common share attributable to McKesson for the second quarters of 2018 and 2017 were $0.01 and $1.34 and for the first half of 2018 and 2017 were $1.47 and $3.72. Additionally, our 2018 diluted earnings per share reflect the cumulative effects of share repurchases.
McKesson Europe Impairments and Restructuring
During the second quarter of 2018, our McKesson Europe business within our Distribution Solutions segment experienced a decline in its estimated future cash flows primarily driven by government reimbursement reductions in their U.K. retail business. As a result, we recognized a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of goodwill for our McKesson Europe reporting unit. Other risks, expenses and future developments that we are unable to anticipate may require us to further revise the future projected cash flows, which could adversely affect the fair value of this reporting unit. Accordingly, we may be required to record additional goodwill impairment charges.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

During the second quarter of 2018, we also recorded a non-cash pre-tax charge of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets and other assets primarily related to McKesson Europe’s U.K. retail business. The charge was primarily due to the previously discussed government reimbursement reductions.
On September 29, 2017, we committed to a restructuring plan, which primarily consists of the closures of underperforming retail stores in the U.K. and a reduction in workforce for our McKesson Europe business within our Distribution Solutions segment. As part of this plan, we recorded a pre-tax charge of $47 million ($40 million after-tax) primarily representing severance during the second quarter of 2018.
We expect to record total pre-tax impairment and restructuring charges of approximately $650 million to $750 million during 2018 for our McKesson Europe business, of which $586 million of pre-tax charges (including the $350 million goodwill impairment charge) were recorded during the second quarter of 2018. Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.
Refer to Financial Notes 3 and 4, “Goodwill Impairment Charges” and “Restructuring and Asset Impairment Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Sale of EIS Business
On August 1, 2017, we entered into an agreement with a third party to sell our EIS business for $185 million, subject to adjustments for net debt and working capital.  On October 2, 2017, the transaction closed upon satisfaction of all closing conditions including the termination of the waiting period under U.S. antitrust laws. We expect to recognize a gain upon the disposition of this business in the third quarter of 2018 within operating expenses in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Distribution Solutions
North America pharmaceutical distribution and services	$43,508	$41,375	5%	$86,524	$82,586	5%
International pharmaceutical distribution and services	6,773	6,271	8	13,155	12,601	4
Medical-Surgical distribution and services	1,660	1,631	2	3,193	3,099	3
Total Distribution Solutions	51,941	49,277	5	102,872	98,286	5

Technology Solutions - products and services	120	680	(82)	240	1,404	(83)
Total Revenues	$52,061	$49,957	4%	$103,112	$99,690	3%
Revenues for the second quarter and first half of 2018 increased 4% and 3% compared to the same periods a year ago due to our Distribution Solutions segment.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the second quarter and first half of 2018 increased primarily due to market growth, our business acquisitions including the 2017 third quarter acquisition of Rexall Health and expanded business with existing customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions and one less sales day for the U.S. Pharmaceutical Distribution business.
International pharmaceutical distribution and services revenues for the second quarter and first half of 2018 increased 8% and 4% compared to the same periods a year ago primarily due to our business acquisitions and market growth, and for the second quarter of 2018, also due to favorable foreign currency effects of 4%.
Medical-Surgical distribution and services revenues for the second quarter and first half of 2018 increased primarily due to market growth.
Technology Solutions: Technology Solutions revenues for the second quarter and first half of 2018 decreased primarily due to the deconsolidation of the Core MTS Business and the transition of our RHP business to our Distribution Solutions segment in April 2017. As a result, 2018 revenues include only the results of our EIS business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Gross Profit
Distribution Solutions	$2,774	$2,396	16%		$5,274	$4,909	7%
Technology Solutions	60	360	(83)		120	754	(84)
Total	$2,834	$2,756	3%		$5,394	$5,663	(5)%
Gross Profit Margin
Distribution Solutions	5.34	4.86	48	bp	5.13	4.99	14	bp
Technology Solutions	50.00	52.94	(294)		50.00	53.70	(370)
Total	5.44	5.52	(8)	bp	5.23	5.68	(45)	bp
bp - basis points
Gross profit increased for the second quarter of 2018 and decreased for the first half of 2018 compared to the same periods a year ago.
Distribution Solutions
Distribution Solutions segment’s gross profit and gross profit margin for the second quarter and first half of 2018 increased compared to the same periods a year ago primarily due to market growth including procurement benefits realized through ClarusONE, our business acquisitions and the transition of our RHP business from our Technology Solutions segment. Gross profit for the second quarter of 2018 also benefited from higher compensation from pharmaceutical manufacturers including the effects of branded drug price increases. These increases were partially offset by the competitive sell-side pricing environment, our mix of business and the government reimbursement reductions in the U.K. The 2018 second quarter gross profit reflected lower LIFO credits, as further discussed below. Gross profit for the first half of 2017 included $142 million of cash receipts representing our share of antitrust legal settlements. Gross profit margin for the second quarter and first half of 2018 was unfavorably affected by the competitive sell-side pricing environment, and for the first half of 2018 also by weaker pharmaceutical manufacturer pricing trends.
Distribution Solutions segment’s gross profit for the second quarter and first half of 2018 include pre-tax credits of $29 million and $3 million and for the second quarter and first half of 2017 include pre-tax credits of $43 million and pre-tax charges of $4 million related to our last-in, first-out (“LIFO”) method of accounting for inventories. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense is based on our estimates of annual LIFO expense which is impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO credits for the second quarters of 2018 and 2017 reflected the reversals of the LIFO expenses recorded in the first quarters of 2018 and 2017 due to a change in estimates relating to full year expectations for net price increases. LIFO credits for the first half of 2018 were primarily due to lower full year expectations for net price increases.
Technology Solutions
Technology Solutions segment’s gross profit for the second quarter and first half of 2018 decreased primarily due to the 2017 fourth quarter deconsolidation of the Core MTS Business and the transition of the RHP business to our Distribution Solutions segment in April 2017. As a result, 2018 gross profit for this segment includes only the results of our EIS business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses, Other Income, Net and Loss from Equity Method Investment:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Operating Expenses
Distribution Solutions
Operating Expenses (1)	$1,866	$1,557	20%		$3,664	$3,156	16%
Goodwill Impairment Charge	350	—	NM		350	—	NM
Restructuring and Asset Impairment Charges	236	—	NM		236	—	NM
Total Distribution Solutions	2,452	1,557	57		4,250	3,156	35
Technology Solutions
Operating Expenses (1)	33	245	(87)		51	471	(89)
Goodwill Impairment Charge	—	290	NM		—	290	NM
Total Technology Solutions	33	535	(94)		51	761	(93)
Corporate	110	84	31		221	194	14
Total	$2,595	$2,176	19%		$4,522	$4,111	10%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	4.72	3.16	156	bp	4.13	3.21	92	bp
Technology Solutions	27.50	78.68	(5,118)		21.25	54.20	(3,295)
Total	4.98	4.36	62	bp	4.39	4.12	27	bp

Other Income, Net
Distribution Solutions	$66	$12	450%		$77	$26	196%
Technology Solutions	1	1	-		1	1	-
Corporate	2	10	(80)		4	15	(73)
Total	$69	$23	200%		$82	$42	95%

Loss from Equity Method Investment in Change Healthcare - Technology Solutions	$61	$—	NM		$181	$—	NM
(1) The amounts exclude the goodwill impairment charges and restructuring and asset impairment charges.
Operating Expenses
Operating expenses for the second quarter and first half of 2018 increased 19% and 10% compared to the same periods a year ago.
Distribution Solutions

Distribution Solutions segment’s operating expenses for the second quarter and first half of 2018 increased primarily due to a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of goodwill for our McKesson Europe reporting unit, and a pre-tax non-cash asset impairment charges of $189 million ($157 million after-tax) and a pre-tax restructuring charge of $47 million ($40 million after-tax) primarily related to McKesson Europe’s U.K. retail business. The increases for the second quarter and first half of 2018 were also due to higher operating expenses from our business acquisitions, partially offset by lower acquisition-related expenses. Additionally, fluctuation in foreign currency exchange rates had an unfavorable effect on the 2018 second quarter operating expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions

Technology Solutions segment’s operating expenses for the second quarter and first half of 2018 decreased primarily due to the 2017 fourth quarter deconsolidation of our Core MTS Business. Operating expenses for the first half of 2018 included a pre-tax gain of $37 million (after-tax gain of $22 million) from the final net working capital and other adjustments related to the formation of the Change Healthcare joint venture. Operating expenses for the second quarter and first half of 2017 included a non-cash pre-tax goodwill impairment charge of $290 million ($282 million after-tax) for our EIS reporting unit.
Corporate

Corporate expenses increased for the second quarter and first half of 2018 compared to the same periods a year ago primarily due to higher professional fees incurred for Corporate initiatives.
Other Income, Net: Other income, net, for the second quarter and first half of 2018 increased compared to the same periods a year ago primarily due to a non-cash pre-tax gain of $43 million ($26 million after-tax) recognized from the sale of an equity method investment within our Distribution Solutions segment, partially offset by the lower interest income for Corporate.
Loss from Equity Method Investment in Change Healthcare: The second quarter and first half of 2018 included our proportionate share of loss from Change Healthcare of $61 million and $181 million, which primarily consisted of transaction and integration expenses incurred by the joint venture and fair value adjustments including amortization expenses associated with equity method intangible assets.
Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which included transaction and integration expenses directly related to business acquisitions and the gain on the Healthcare Technology Net Asset Exchange, were $14 million and $40 million in the second quarters of 2018 and 2017, and $52 million and $90 million for the first half of 2018 and 2017. The second quarter and first half of 2018 include our proportionate share of transaction and integration expenses incurred by Change Healthcare. The first half of 2018 includes a $37 million gain associated with the final net working capital and other adjustments from the Healthcare Technology Net Asset Exchange.
Acquisition-related expenses and adjustments were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Operating Expenses
Integration related expenses	$4	$23	$13	$45
Restructuring, severance and relocation	1	4	6	12
Transaction closing expenses	1	12	13	28
Gain on Healthcare Technology Net Asset Exchange	—	—	(37)	—
Other Expense (1)	8	1	57	5
Acquisition Expenses and Related Adjustments	$14	$40	$52	$90

(1)	Fiscal 2018 includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, which was recorded within “Loss from Equity Method Investment in Change Healthcare”.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition-related expenses and adjustments by segment were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Distributions Solutions	$17	$16	$33	$60
Technology Solutions	(4)	21	19	25
Corporate	1	3	—	5
Acquisition-Related Expenses and Adjustments (1)	$14	$40	$52	$90

(1)	The amounts were recorded in operating expenses and other income, net.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and the formation of the Change Healthcare joint venture were $199 million and $115 million for the second quarters of 2018 and 2017 and $391 million and $230 million for the first half of 2018 and 2017. These expenses were primarily recorded in our operating expenses and in our proportionate share of loss from the equity method investment in Change Healthcare.
Amortization expenses by segment were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Distribution Solutions	$126	$105	$247	$211
Technology Solutions (1)	73	10	144	19
Total	$199	$115	$391	$230

(1)	Represents amortization expenses of equity method intangibles associated with the Change Healthcare joint venture, which were recorded in our proportionate share of the loss from Change Healthcare.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Segment Operating Profit (Loss) (1)
Distribution Solutions	$388	$851	(54)%		$1,101	$1,779	(38)%
Technology Solutions (2)	(33)	(174)	(81)		(111)	(6)	1,750
Subtotal	355	677	(48)		990	1,773	(44)
Corporate Expenses, Net	(108)	(74)	46		(217)	(179)	21
Interest Expense	(69)	(78)	(12)		(137)	(157)	(13)
Income from Continuing Operations Before Income Taxes	$178	$525	(66)%		$636	$1,437	(56)%

Segment Operating Profit (Loss) Margin
Distribution Solutions	0.75%	1.73%	(98)	bp	1.07%	1.81%	(74)	bp
Technology Solutions	(27.50)	(25.59)	(191)		(46.25)	(0.43)	(4,582)

(1)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.

(2)
Fiscal 2018 operating loss for our Technology Solutions segment only includes our EIS business and our proportionate share of loss from Change Healthcare. Fiscal 2017 operating loss also included the Core MTS Business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit (Loss)
Distribution Solutions: Operating profit margin decreased for the segment for the second quarter and first half of 2018 compared to the same periods a year ago primarily due to higher operating expenses as a percentage of revenues driven primarily by a goodwill impairment charge and restructuring and asset impairment charges related to our McKesson Europe business. These decreases were partially offset by the improved gross profit margin primarily due to market growth within our North America distribution businesses including procurement benefits and our business acquisitions.
Technology Solutions: Operating loss for the segment decreased for the second quarter of 2018 primarily due to the 2017 goodwill impairment charge relating to our EIS business, and increased for the first half of 2018 primarily due to a loss from the equity method investment in Change Healthcare.
Corporate: Corporate expenses, net, increased for the second quarter and first half of 2018 primarily due to higher operating expenses driven by Corporate initiatives and lower other income compared to the same periods a year ago.
Interest Expense: Interest expense for the second quarter and first half of 2018 decreased primarily due to the refinancing of debt at lower interest rates and the repayment of debt.
Income Taxes: Our reported income tax rates for the second quarters of 2018 and 2017 were 68.5% and 38.1% and for the first half of 2018 and 2017 were 34.1% and 30.5%. Fluctuations in our reported income tax rates are primarily due to the impact of non-deductible goodwill impairment charges as well as changes within our business mix of income, the effect of the intercompany sale of software and discrete items.  Income tax expense for the second quarters of 2018 and 2017 includes net discrete tax expense of $1 million and net discrete tax benefit of $22 million and for the first half of 2018 and 2017, $4 million and $57 million. Our discrete tax benefits for the second quarter and first half of 2017 included $9 million and $46 million related to the adoption of the amended accounting guidance on employee share-based compensation.
The non-cash pre-tax charge of $350 million to impair the carrying value of goodwill related to our McKesson Europe reporting unit within our Distribution Solutions segment had an unfavorable impact on our effective tax rate in 2018 given that this charge was not tax deductible. The non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment had an unfavorable impact on our effective tax rate in 2017 given that approximately $269 million of the goodwill impairment charge was not tax deductible.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net for the first half of 2017 included an after-tax loss of $113 million from the sale of our Brazilian pharmaceutical distribution business. Diluted loss per common share from discontinued operations for the first half of 2017 was $0.50.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for 2018 primarily represents ClarusONE, Vantage Oncology Holdings, LLC and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 9, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $1 million and $307 million, and diluted earnings per common share attributable to McKesson Corporation were $0.01 and $1.34 for the second quarters of 2018 and 2017. Net income attributable to McKesson Corporation was $310 million and $849 million, and diluted earnings per common share attributable to McKesson Corporation were $1.47 and $3.72 for the first half of 2018 and 2017.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 210 million and 228 million for the second quarters of 2018 and 2017 and 211 million and 228 million for the first half of 2018 and 2017. Weighted average diluted shares for 2018 decreased from 2017 primarily reflecting common stock repurchases in the second half of 2017 and the first half of 2018.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Business Combinations
Refer to Financial Note 6, “Business Combinations,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q for further information.
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
Operating activities generated cash of $1,339 million and $2,928 million during the first half of 2018 and 2017. Operating activities for the first half of 2018 and 2017 were affected by higher drafts and accounts payable and increases in receivables and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $396 million and $1,346 million during the first half of 2018 and 2017. Investing activities for 2018 include $1,874 million of net cash payments for acquisitions, including $1.3 billion for our acquisition of CMM, which was prepaid before March 31, 2017 and was released from restricted cash balances in the first quarter of 2018. Investing activities for 2018 also included $164 million of net cash proceeds from the sale of businesses and equity method investments and a $126 million cash payment received related to the Healthcare Technology Net Asset Exchange. Investing activities for 2017 included $2,041 million of net cash payments for acquisitions, of which $935 million was prepaid before March 31, 2016 and was released from restricted cash balances in the first quarter of 2017. Investing activities for 2017 also included a payment of approximately $100 million to sell our Brazilian business.
Financing activities utilized cash of $1,272 million and $114 million during the first half of 2018 and 2017. Financing activities for 2018 include cash receipts of $8,464 million and payments of $8,343 million for short-term borrowings and a payment of $545 million for long-term debt. Financing activities for the first half of 2017 included cash receipts of $10 million and payments of $17 million for short-term borrowings. Financing activities for the first half of 2018 and 2017 include $701 million and $58 million of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for the first half of 2018 and 2017 include $121 million and $129 million of cash paid for dividends.
The Company’s Board has authorized the repurchase of McKesson’s common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our corporate and regulatory requirements, restrictions under our debt obligations, other market and economic conditions including our stock price.
In March 2017, we entered into an accelerated share repurchase (“ASR”) program with a third-party financial institution to repurchase $250 million of the Company’s common stock and received 1.4 million shares as the initial share settlement. In April 2017, we received an additional 0.3 million shares upon the completion of this ASR program. In June 2017 and August 2017, we entered into two separate ASR programs with third-party financial institutions to repurchase $250 million and $400 million of the Company’s common stock. During the first six months of 2018, we received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.1 million shares under the August 2017 ASR program. The June 2017 ASR program was completed in the second quarter of 2018. We may receive additional shares at the termination of the August 2017 ASR program in the third quarter of 2018. The total authorization outstanding for repurchases of the Company’s common stock was $2.1 billion at September 30, 2017.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2017	March 31, 2017
Cash and cash equivalents	$2,563	$2,783
Working capital	2,029	1,336
Debt to capital ratio (1)	39.3%	39.2%
Return on McKesson stockholders’ equity (2)	44.7%	54.6%

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
Our cash and cash equivalents balance as of September 30, 2017 included approximately $1.9 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, short-term borrowings, the current portion of long-term debt and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Our debt to capital ratio remained flat in 2018 compared to 2017.
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
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.42 billion at September 30, 2017, which exceeded the maximum redemption value of $1.29 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their McKesson Europe shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid by McKesson in respect of the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. Refer to Financial Note 9, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock and received 1.4 million shares as the initial share settlement. In April 2017, we received an additional 0.3 million shares upon the completion of this ASR program.
In June 2017 and August 2017, we entered into two separate ASR programs with third-party financial institutions to repurchase $250 million and $400 million of the Company’s common stock. During the first six months of 2018, we received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.1 million shares under the August 2017 ASR program. The June 2017 ASR program was completed in the second quarter of 2018. We may receive additional shares at the termination of the August 2017 ASR program in the third quarter of 2018. The total authorization outstanding for repurchases of the Company’s common stock was $2.1 billion at September 30, 2017.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the second quarter of 2018.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2017 – July 31, 2017	0.3	$161.99	0.3	$2,496
August 1, 2017 – August 31, 2017	2.1	155.68 (2)	2.1	2,096
September 1, 2017 – September 30, 2017	—		—	2,096
Total	2.4		2.4

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)
The price for the August 2018 ASR program was the reference price used to determine the initial share settlement of 2.1 million shares. The actual average price of shares will be determined at the termination of the ASR program.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
On October 26, 2017, the Company announced that its Executive Vice President and Group President, Paul C. Julian, will retire at the close of the current calendar year. Mr. Julian was identified as a “named executive officer” in the Company’s 2017 definitive proxy statement, which was filed with the Securities and Exchange Commission on June 16, 2017. His last day with the Company will be January 2, 2018.

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 27, 2017	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	October 27, 2017	/s/ Erin M. Lampert
Erin M. Lampert
Senior Vice President and Controller