Form 10-Q
period 2017-12-31
MCKESSON CORP
filed 2018-02-01
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	December 31, 2017
Common stock, $0.01 par value	206,339,333 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues	$53,617	$50,130	$156,729	$149,820
Cost of Sales	(50,902)	(47,318)	(148,620)	(141,345)
Gross Profit	2,715	2,812	8,109	8,475
Operating Expenses	(1,984)	(1,981)	(5,920)	(5,802)
Gain from Sale of Business	109	—	109	—
Goodwill Impairment Charges	—	—	(350)	(290)
Restructuring and Asset Impairment Charges	(6)	—	(242)	—
Operating Income	834	831	1,706	2,383
Other Income, Net	20	23	102	65
Loss from Equity Method Investment in Change Healthcare	(90)	—	(271)	—
Interest Expense	(67)	(74)	(204)	(231)
Income from Continuing Operations Before Income Taxes	697	780	1,333	2,217
Income Tax Benefit (Expense)	263	(131)	46	(570)
Income from Continuing Operations	960	649	1,379	1,647
Income (Loss) from Discontinued Operations, Net of Tax	1	(3)	3	(117)
Net Income	961	646	1,382	1,530
Net Income Attributable to Noncontrolling Interests	(58)	(13)	(169)	(48)
Net Income Attributable to McKesson Corporation	$903	$633	$1,213	$1,482

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$4.32	$2.86	$5.75	$7.07
Discontinued operations	0.01	(0.01)	0.01	(0.51)
Total	$4.33	$2.85	$5.76	$6.56
Basic
Continuing operations	$4.34	$2.89	$5.78	$7.14
Discontinued operations	0.01	(0.02)	0.02	(0.52)
Total	$4.35	$2.87	$5.80	$6.62

Dividends Declared Per Common Share	$0.34	$0.28	$0.96	$0.84

Weighted Average Common Shares
Diluted	208	222	210	226
Basic	207	221	209	224

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net Income	$961	$646	$1,382	$1,530

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	30	(398)	715	(762)

Unrealized losses on net investment hedges arising during the period	(19)	—	(127)	—

Unrealized losses on cash flow hedges arising during the period	(16)	(14)	(5)	(20)

Retirement-related benefit plans	1	8	(7)	20
Other Comprehensive Income (Loss), Net of Tax	(4)	(404)	576	(762)

Comprehensive Income (Loss)	957	242	1,958	768
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	(70)	17	(330)	47
Comprehensive Income (Loss) Attributable to McKesson Corporation	$887	$259	$1,628	$815

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$2,619	$2,783
Receivables, net	20,015	18,215
Inventories, net	17,103	15,278
Prepaid expenses and other	458	672
Total Current Assets	40,195	36,948
Property, Plant and Equipment, Net	2,401	2,292
Goodwill	11,828	10,586
Intangible Assets, Net	4,094	3,665
Equity Method Investment in Change Healthcare	3,704	4,063
Other Noncurrent Assets	1,991	3,415
Total Assets	$64,213	$60,969

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$33,009	$31,022
Short-term borrowings	749	183
Deferred revenue	68	346
Current portion of long-term debt	531	1,057
Other accrued liabilities	3,295	3,004
Total Current Liabilities	37,652	35,612

Long-Term Debt	7,514	7,305
Long-Term Deferred Tax Liabilities	2,833	3,678
Other Noncurrent Liabilities	2,807	1,774
Redeemable Noncontrolling Interests	1,435	1,327
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2017 and March 31, 2017, 274 and 273 shares issued at December 31, 2017 and March 31, 2017	3	3
Additional Paid-in Capital	6,253	6,028
Retained Earnings	14,202	13,189
Accumulated Other Comprehensive Loss	(1,726)	(2,141)
Other	(1)	(2)
Treasury Shares, at Cost, 68 and 62 at December 31, 2017 and March 31, 2017	(6,997)	(5,982)
Total McKesson Corporation Stockholders’ Equity	11,734	11,095
Noncontrolling Interests	238	178
Total Equity	11,972	11,273
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$64,213	$60,969

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Operating Activities
Net income	$1,382	$1,530
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	697	663
Goodwill impairment and other asset impairment charges	539	290
Loss from equity method investment in Change Healthcare	271	—
Deferred taxes	(847)	122
Share-based compensation expense	57	109
Credits associated with last-in-first-out inventory method	(5)	(151)
Loss (gain) from sale of businesses and equity investments	(155)	113
Other non-cash items	(132)	50
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,046)	(654)
Inventories	(1,410)	(374)
Drafts and accounts payable	1,203	1,891
Deferred revenue	(134)	(58)
Taxes	689	52
Other	214	(274)
Net cash provided by operating activities	1,323	3,309

Investing Activities
Payments for property, plant and equipment	(269)	(246)
Capitalized software expenditures	(123)	(123)
Acquisitions, net of cash and cash equivalents acquired	(1,979)	(4,174)
Proceeds from/ (payments for) sale of businesses and equity investments, net	329	(91)
Payments received on Healthcare Technology Net Asset Exchange	126	—
Restricted cash for acquisitions	1,469	935
Other	(36)	80
Net cash used in investing activities	(483)	(3,619)

Financing Activities
Proceeds from short-term borrowings	12,699	2,803
Repayments of short-term borrowings	(12,133)	(1,405)
Repayments of long-term debt	(545)	(392)
Common stock transactions:
Issuances	114	89
Share repurchases, including shares surrendered for tax withholding	(951)	(2,060)
Dividends paid	(192)	(192)
Other	(139)	12
Net cash used in financing activities	(1,147)	(1,145)
Effect of exchange rate changes on cash and cash equivalents	143	(159)
Net decrease in cash and cash equivalents	(164)	(1,614)
Cash and cash equivalents at beginning of period	2,783	4,048
Cash and cash equivalents at end of period	$2,619	$2,434

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
The results of operations for the quarter and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 previously filed with the SEC on May 22, 2017 (“2017 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Goodwill Impairment Testing:  The amended guidance simplifies goodwill impairment testing by eliminating the second step of the impairment test. Under the second step, the implied fair value of goodwill is calculated in a hypothetical analysis by subtracting the fair value of all assets and liabilities of the reporting unit, including any unrecognized intangible assets, from the fair value of the reporting unit calculated in the first step of the impairment test. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess. The amended guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The amended guidance would have been effective for us commencing in the first quarter of 2021; however, early adoption was permitted. We elected to early adopt this amended guidance in 2018 for interim and annual goodwill impairment tests on a prospective basis. Refer to Financial Note 3, “Goodwill Impairment Charges.”
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Derivatives and Hedging: In August 2017, amended guidance was issued to better align an entity’s risk management activities and financial reporting for hedging relationships. The amended guidance, among other provisions, will eliminate the existing requirement to recognize periodic hedge ineffectiveness for cash flow and net investment hedges in earnings. The amended guidance also allows us to perform the initial quantitative hedge assessment when necessary up until the end of the quarter in which the hedge was designated and to elect to perform subsequent effectiveness assessments qualitatively. This guidance is effective for us on a prospective basis commencing in the first quarter of 2020. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
Compensation - Retirement Benefits: In March 2017, amended guidance was issued which requires us to report the service cost component of defined benefit pension plans and other postretirement plans in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the statements of operations separately from the service cost component outside of operating income. This amended guidance is effective for us in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We expect the adoption of this amended guidance to have no material effect on our condensed consolidated financial statements. This amended guidance is expected to only result in a change in presentation of other components of net benefit costs on our condensed consolidated statement of operations (a reclassification from operating income to non-operating income).

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
Restricted Cash: In November 2016, amended guidance was issued that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows.  The amended guidance is effective for us commencing in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We expect the adoption of this amended guidance to have no effect on our condensed consolidated statements of operations, comprehensive income or our consolidated balance sheets. This amended guidance is expected to only result in a change in presentation of restricted cash and restricted cash equivalents on our condensed consolidated statement of cash flows.
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
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, amended guidance was issued to provide clarification on cash flow classification related to eight specific issues including contingent consideration payments made after a business combination and distributions received from equity method investees.  The amended guidance is effective for us commencing in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We intend to make policy elections within the amended standard that are consistent with our current presentations. We do not expect the adoption of this amended guidance to have a material effect on our condensed consolidated financial statements.
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
The majority of our revenue is generated from sales of pharmaceutical products, which will continue to be recognized when control of the goods is transferred to the customer. We generally anticipate having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. We intend to make policy elections within the amended standard that are consistent with our current accounting. We do not expect the adoption of this amended standard to have a material impact on our condensed consolidated financial statements. We anticipate adopting this amended standard on a modified retrospective basis in our first quarter of 2019.
2.    Healthcare Technology Net Asset Exchange
On March 1, 2017, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the newly formed joint venture, Change Healthcare, under the terms of a contribution agreement previously entered into between McKesson and Change Healthcare Holdings, Inc. (“Change”) and others including shareholders of Change. We retained our RelayHealth Pharmacy (“RHP”) and Enterprise Information Solutions (“EIS”) businesses. The EIS business was subsequently sold to a third party in the third quarter of 2018. In exchange for the contribution, we own 70% of the joint venture with the remaining equity ownership held by shareholders of Change. The joint venture is jointly governed by us and shareholders of Change.
Gain from Healthcare Technology Net Asset Exchange
We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million). Additionally, in the first quarter of 2018, we recorded a pre-tax gain of $37 million (after-tax gain of $22 million) in operating expenses in the accompanying condensed consolidated statement of operations upon the finalization of net working capital and other adjustments. During the second quarter of 2018, we received $126 million in cash from Change Healthcare representing the final settlement of the net working capital and other adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting on a one-month reporting lag. During the third quarter and first nine months of 2018, we recorded our proportionate share of loss from Change Healthcare of $90 million and $271 million, which included transaction and integration expenses incurred by the joint venture and fair value adjustments including incremental intangible assets amortization associated with basis differences. This amount was recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations.
As our investment is accounted for using a one-month lag, the effects of the enactment of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) are expected to be recognized in our condensed statement of operations in the fourth quarter of 2018. We expect our proportionate share of a provisional net benefit recognized by Change Healthcare from the enactment of the 2017 Tax Act to be approximately $70 million to $110 million primarily due to a reduction in future applicable tax rate. The impact of the 2017 Tax Act for Change Healthcare may differ materially from this provisional amount.
At December 31, 2017, the carrying value of our investment was $3,704 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,526 million, primarily reflecting equity method intangible assets, goodwill and other fair value adjustments.
Related Party Transactions
In connection with the transaction, McKesson, Change Healthcare and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other commercial agreements.
At March 31, 2017, we had a $136 million noncurrent liability payable to shareholders of Change associated with the TRA. At December 31, 2017, the amount was reduced to $90 million reflecting a reduction in future applicable tax rate under the 2017 Tax Act. The amount is based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare.
The total fees charged by us to the joint venture for various transition services under the TSA were $22 million and $69 million for the third quarter and first nine months of 2018. Transition services fees are included within operating expenses in our condensed consolidated statements of operations.
During the third quarter and first nine months of 2018, we did not earn material transaction and advisory fees under the Advisory Agreement.
Revenues recognized and expenses incurred under commercial arrangements with Change Healthcare were not material during the third quarter and first nine months of 2018.

At December 31, 2017, receivables due from the joint venture were $54 million and at March 31, 2017, receivables due from the joint venture were not material.

3.	Goodwill Impairment Charges

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or at one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. We evaluate goodwill for impairment on an annual basis as of January 1 each year and at an interim date, if indicators of impairment exist.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

McKesson Europe AG (“McKesson Europe”)

During the second quarter of 2018, our McKesson Europe reporting unit within our Distribution Solutions segment experienced a decline in its estimated future cash flows, primarily in our United Kingdom (“U.K.”) retail business, driven by significant government reimbursement reductions affecting retail pharmacy economics across the U.K. market. Accordingly, we performed an interim one-step goodwill impairment test in accordance with the amended goodwill guidance for this reporting unit prior to our annual impairment test.

As a result of the test, the estimated fair value of this reporting unit was determined to be lower than the carrying value. In the second quarter of 2018, we recorded a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of this reporting unit’s goodwill under the caption, “Goodwill Impairment Charges” in the accompanying condensed consolidated statement of operations. There were no tax benefits associated with the goodwill impairment charge. The fair value of the reporting unit was determined using a combination of an income approach based on a discounted cash flow (“DCF”) model and a market approach based on guideline public companies’ revenues and earnings before interest, tax, depreciation and amortization multiples. Fair value estimates result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Any changes in key assumptions, including failure to improve operations of certain retail pharmacy stores, additional government reimbursement reductions, deterioration in the financial market, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may affect such estimates. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. The discount rate and terminal growth rate used in our 2018 second quarter impairment testing for this reporting unit were 7.5% and 1.25% compared to 7.0% and 1.5% in our 2017 annual impairment test. No additional significant indicators of goodwill impairment exist during the third quarter of 2018. At December 31, 2017, the McKesson Europe reporting unit had a remaining goodwill balance of $2,692 million.

Other risks, expenses and future developments that we were unable to anticipate as of the interim testing date in the second quarter of 2018 may require us to further revise the future projected cash flows, which could adversely affect the fair value of this reporting unit in future periods. As a result, we may be required to record additional impairment charges. Refer to Financial Note 4, “Restructuring and Asset Impairment Charges,” for more information.

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
4.    Restructuring and Asset Impairment Charges
Fiscal 2018 McKesson Europe Plan
During the second quarter of 2018, we performed an interim impairment test of long-lived assets primarily for our U.K. retail business due to the previously discussed decline in the estimated future cash flows driven by significant government reimbursement reductions in the U.K. As a result, we recognized non-cash pre-tax charges of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets (notably pharmacy licenses) and store assets (primarily fixtures) in the second quarter of 2018. We utilized a combination of an income approach (primarily DCF model) and a market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On September 29, 2017, we committed to a restructuring plan, which primarily consists of the closures of underperforming retail stores in the U.K. and a reduction in workforce. The plan is expected to be substantially implemented prior to the first half of 2019. As part of this plan, we recorded a pre-tax charge of $6 million ($5 million after-tax) and $53 million ($45 million after-tax) during the third quarter and first nine months of 2018 primarily representing employee severance and lease exit costs.

We expect to record total pre-tax impairment and restructuring charges of approximately $650 million to $750 million during 2018 for our McKesson Europe business, of which $592 million of pre-tax charges (including the 2018 second quarter goodwill impairment charge of $350 million) were recorded during the first nine months of 2018. Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.

Long-lived asset impairment and restructuring charges were recorded under the caption, “Restructuring and Asset Impairment Charges” in operating expenses in the accompanying condensed consolidated statements of operations.

Fiscal 2016 Cost Alignment Plan

In the fourth quarter of 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions, and technology platforms, as well as the disposal and abandonment of certain non-core businesses. Under the Cost Alignment Plan, we recorded total pre-tax charges of $252 million since the inception of this plan through the third quarter of 2018. The remaining charges under this program primarily consist of exit-related costs and accelerated depreciation and amortization related to our Distribution Solutions segment.

There were no material restructuring charges recorded during the third quarters and first nine months of 2018 and 2017.

The following table summarizes the activity related to the restructuring liabilities associated with the Cost Alignment Plan for the first nine months of 2018:

(In millions)	Balance March 31, 2017	Net restructuring charges recognized	Non-cash charges	Cash Payments	Other	Balance December 31, 2017 (1)
Cost Alignment Plan
Distribution Solutions	$90	$8	$—	$(26)	$3	$75
Technology Solutions	10	(1)	—	(4)	(5)	—
Corporate	6	2	—	(2)	(1)	5
Total	$106	$9	$—	$(32)	$(3)	$80

(1)
The reserve balances as of December 31, 2017 include $51 million recorded in other accrued liabilities and $29 million recorded in other noncurrent liabilities in our condensed consolidated balance sheet.

5.	Divestitures
Enterprise Information Solutions

On August 1, 2017, we entered into an agreement with a third party to sell our EIS business for $185 million, subject to adjustments for net debt and working capital. On October 2, 2017, the transaction closed upon satisfaction of all closing conditions including the termination of the waiting period under U.S. antitrust laws. We received net cash proceeds of $169 million after $16 million of assumed net debt by the third party. We recognized a pre-tax gain of $109 million (after-tax gain of $30 million) upon the disposition of this business in the third quarter of 2018 within operating expenses in our Technology Solutions segment.

Equity Investment

On July 18, 2017, we completed the sale of an equity method investment from our Distribution Solutions segment to a third party for total cash proceeds of $42 million and recorded a pre-tax gain of $43 million ($26 million after-tax) within other income, net in our condensed consolidated statement of operations during the first nine months of 2018.

These divestitures did not meet the criteria to qualify as discontinued operations. Pre- and after-tax income from continuing operations of these businesses were not material for the third quarter and first nine months of 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

6.	Business Combinations
2018 Acquisitions

RxCrossroads
On January 2, 2018, we completed our acquisition of RxCrossroads for the net purchase consideration of $724 million, which was funded from cash on hand. RxCrossroads is headquartered in Louisville, Kentucky and provides tailored services to pharmaceutical and biotechnology manufacturers. This acquisition will enhance our existing commercialization solutions for manufacturers of branded, specialty, generic and biosimilar drugs. The financial results of the acquired business will be included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment commencing the fourth quarter of 2018.
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
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, we recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our condensed consolidated balance sheet.  The contingent consideration was estimated using a Monte Carlo simulation, which utilized Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability is re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded to our statements of operations.  There was no material change in the fair value of this contingent liability during the third quarter and the first nine months of 2018. The initial fair value of this contingent consideration was a non-cash investing activity.
During the third quarter and first nine months of 2018, we recorded certain measurement period adjustments to the provisional fair value of assets acquired and liabilities assumed as of the acquisition date. The adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, was $52 million and $7 million. Approximately $870 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the adjusted preliminary purchase price allocation are acquired identifiable intangibles of $487 million primarily representing customer relationships with a weighted average life of 17 years. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
Other
During the first nine months of 2018, we also completed our acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for net cash consideration of $480 million, which was funded from cash on hand. intraFUSION is a healthcare management company based in Houston, Texas providing services to physician office infusion centers. BDI is a plasma distributor headquartered in Columbia, South Carolina. We acquired the Uniprix banner which serves 375 independent pharmacies in Quebec, Canada. The adjusted provisional fair value of assets and liabilities recognized as of the acquisition dates for these three acquisitions included approximately $235 million of goodwill and $118 million of identifiable intangibles, primarily representing customer relationships. The amounts as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized. The financial results of intraFUSION, BDI and Uniprix are included within our Distribution Solutions segment since the acquisition dates.
The fair value of acquired intangibles from these acquisitions was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2017 Acquisitions

Rexall Health
On December 28, 2016, we completed our acquisition of Rexall Health which operates approximately 450 retail pharmacies in Canada, primarily in Ontario and Western Canada. The initial net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. As part of the transaction, McKesson agreed to divest 27 stores that the Competition Bureau of Canada (the “Bureau”) identified during its review of the transaction. During the first nine months of 2018, we completed the sales of all 27 stores and received net cash proceeds of $116 million Canadian dollars (or, approximately $94 million) from a third-party buyer. We also received $147 million Canadian dollars (or, approximately $119 million) in cash from the third-party seller of Rexall Health as the settlement of the post-closing purchase price adjustment related to these store divestitures. No gain or loss was recognized from the sales of these stores. The financial results of Rexall Health are included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment since the acquisition date.
The fair value measurements of assets and liabilities assumed of Rexall Health as of the acquisition date were finalized upon completion of the measurement period. At December 31, 2017, the final amounts of fair value recognized for the assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $560 million and $210 million. Approximately $948 million of the final purchase price allocation was assigned to goodwill, which primarily reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the final purchase price allocation were acquired identifiable intangibles of $872 million, net of intangibles classified as held for sale, primarily representing trade names with a weighted average life of 19 years and customer relationships with a weighted average life of 19 years.
The fair value of acquired intangibles from the acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.
Other

During the first nine months of 2017, we completed our acquisitions of Vantage Oncology Holdings, LLC (“Vantage”), Biologics, Inc., UDG Healthcare Plc and other businesses for net cash payments of $2.0 billion.
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
In the first quarter of 2017, we completed the sale of our Brazilian pharmaceutical distribution business within our Distribution Solutions segment to a third party and recognized an after-tax loss of $113 million within discontinued operations primarily for the settlement of certain indemnification matters as well as the release of cumulative translation losses. We made a payment of approximately $100 million related to the sale of this business in the first quarter of 2017.
The results of discontinued operations for the third quarters and first nine months of 2018 and 2017 were not material except for the loss recognized upon the disposition of our Brazilian business in 2017. As of December 31, 2017 and March 31, 2017, the carrying amounts of total assets and liabilities of discontinued operations were not material.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Income Taxes
Our reported income tax benefit rates were 37.7% and 3.5% for the third quarter and first nine months of 2018 compared to income tax expense rates of 16.8% and 25.7% for the third quarter and first nine months of 2017. Fluctuations in our reported income tax rates are primarily due to discrete items mainly driven by the impact of the 2017 Tax Act, as discussed below, the impact of nondeductible impairment charges, changes within our business mix of income, and the effect of an intercompany sale of software.
During the third quarters of 2018 and 2017, income tax benefit was $263 million and income tax expense was $131 million related to continuing operations and included net discrete tax benefits of $424 million and $12 million. During the first nine months of 2018 and 2017, income tax benefit was $46 million and tax expense was $570 million related to continuing operations and included net discrete tax benefits of $420 million and $69 million.
Our discrete tax benefits for 2018 included a provisional $370 million related to the impact of the 2017 Tax Act, further described below, and other discrete tax benefits of $54 million primarily related to the conclusion of certain tax audits. Our discrete tax benefits for the first nine months of 2017 included $47 million related to the adoption of the amended accounting guidance on employee share-based compensation.
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
We signed the Revenue Agent’s Report from the U.S. Internal Revenue Services (“IRS”) relating to 2010 through 2012 on December 29, 2017. We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are subject to audit by the IRS for fiscal years 2013 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2010 through the current fiscal year.
As of December 31, 2017, we had $944 million of unrecognized tax benefits, of which $833 million would reduce income tax expense and the effective tax rate, if recognized. The increase in unrecognized tax benefit is mainly due to uncertainty relating to the application of the 2017 Tax Act, partially offset by the impact of the IRS audit resolution. During the next twelve months, we do not anticipate a significant increase or decrease to our unrecognized tax benefits based on the information currently available. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year and complete our accounting related to the impact of the 2017 Tax Act.
2017 Tax Act
On December 22, 2017, the U.S. government enacted comprehensive new tax legislation referred to as the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year 2018, including but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; and (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries.
The 2017 Tax Act also establishes new tax provisions that will affect our fiscal year 2019, including, but not limited to, (1) eliminating the corporate alternative minimum tax (“AMT”); (2) creating the base erosion anti-abuse tax (“BEAT”); (3) establishing new limitations on deductible interest expense and certain executive compensation; (4) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (5) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The accounting guidance on income taxes requires us to recognize the effects of new legislation upon enactment. Accordingly, we are required to recognize the effects of the 2017 Tax Act in the third quarter of 2018. Shortly after the enactment, however, the SEC staff issued guidance on accounting for the 2017 Tax Act. This guidance provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting for income taxes. In accordance with the SEC staff guidance, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting for the income taxes is complete. To the extent that a company’s accounting for the income tax effect of certain provisions of the 2017 Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the accounting guidance on income taxes on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.
Regarding the new GILTI tax rules, we are allowed to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred or (2) reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the company’s current measurement of deferred taxes. Our analysis of the new GILTI rules and how they may impact us is incomplete. Accordingly, we have not made a policy election regarding the treatment of the GILTI tax.
In connection with our initial analysis of the impact of the 2017 Tax Act, we recorded a net discrete tax benefit of $370 million during the third quarter of 2018. This net benefit mainly arises from changing the expected future consequences of settling differences between the book and tax basis of assets and liabilities, mainly driven by a decrease of our deferred tax liabilities for inventories and investments; partially offset by establishing a new obligation for the taxation of certain unrepatriated earnings of our foreign subsidiaries. Although our accounting for the impact of the 2017 Tax Act is incomplete, we have made reasonable estimates and recorded provisional amounts as follows:
Reduction of U.S. federal corporate tax rate: The 2017 Tax Act reduces the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. U.S. tax law stipulates that our fiscal year 2018 will have a blended tax rate of 31.6 percent, which is based on the pro rata number of days in the fiscal year before and after the effective date. For the fiscal year 2019, the tax rate will be 21 percent. As a result, we have remeasured certain deferred tax assets and deferred tax liabilities and recorded a provisional net discrete tax benefit of $1.26 billion, mainly driven by a decrease of our deferred tax liabilities for inventories and investments. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by, among other items, changes to estimates the company has utilized to calculate the reversal pattern of our existing temporary differences and the state effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax (“Transition Tax”): The 2017 Tax Act imposes a Transition Tax on certain accumulated earnings and profits (“E&P”) of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the impact of the Transition Tax and recorded a provisional discrete tax expense of $434 million. This estimate may change as we gather additional information to more precisely compute the amount of the Transition Tax.
Uncertainty relating to the application of the new legislation: The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including substantial changes to the taxation of cumulative foreign earnings and the treatment of future U.S. inclusions. The application of certain provisions of the 2017 Tax Act may involve some uncertainty. Accordingly, we recognized a provisional discrete tax expense of $452 million to increase our unrecognized tax benefits and to reflect the amount of benefit that is more likely than not expected to be sustained. This estimate may change, among other things, due to clarifications of the application of certain provisions of the 2017 Tax Act.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe. Under the domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the third quarter of 2018, there were no material exercises of the Put Right. During the first nine months of 2018, we paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At December 31, 2017 and March 31, 2017, the carrying value of redeemable noncontrolling interests of $1.44 billion and $1.33 billion exceeded the maximum redemption value of $1.31 billion and $1.21 billion. At December 31, 2017 and March 31, 2017, we owned approximately 77% and 76% of McKesson Europe’s outstanding common shares.

Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $12 million and $32 million during the third quarter and first nine months of 2018 and $10 million and $33 million during the third quarter and first nine months of 2017. All amounts were recorded in our condensed consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheets.
Noncontrolling Interests
The balances of our noncontrolling interests represent third-party equity interests in our consolidated entities primarily Vantage and ClarusONE Sourcing Services LLP, and were $238 million and $178 million at December 31, 2017 and March 31, 2017. We allocated a total of $46 million and $137 million of net income to noncontrolling interests during the third quarter and first nine months of 2018, and $3 million and $15 million during the third quarter and first nine months of 2017.

Changes in redeemable noncontrolling interests and noncontrolling interests for the first nine months of 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	137	32
Other comprehensive income	—	161
Reclassification of recurring compensation to other accrued liabilities	—	(32)
Payments to noncontrolling interests	(73)	—
Exercises of Put Right	—	(53)
Other	(4)	—
Balance, December 31, 2017	$238	$1,435

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests and noncontrolling interests for the first nine months of 2017 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2016	$84	$1,406
Net income attributable to noncontrolling interests	15	33
Other comprehensive income	—	(95)
Reclassification of recurring compensation to other accrued liabilities	—	(33)
Purchase of noncontrolling interests	93	—
Other	(32)	—
Balance, December 31, 2016	$160	$1,311

The effect of changes in our ownership interests with noncontrolling interests on our equity of $3 million was recorded as a net increase to McKesson’s stockholders’ paid-in capital during the first nine months of 2018. Net income attributable to McKesson and transfers from noncontrolling interests amounted to $1,216 million during the first nine months of 2018.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2017	2016	2017	2016
Income from continuing operations	$960	$649	$1,379	$1,647
Net income attributable to noncontrolling interests	(58)	(13)	(169)	(48)
Income from continuing operations attributable to McKesson	902	636	1,210	1,599
Income (loss) from discontinued operations, net of tax	1	(3)	3	(117)
Net income attributable to McKesson	$903	$633	$1,213	$1,482

Weighted average common shares outstanding:
Basic	207	221	209	224
Effect of dilutive securities:
Options to purchase common stock	—	—	—	1
Restricted stock units	1	1	1	1
Diluted	208	222	210	226

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$4.32	$2.86	$5.75	$7.07
Discontinued operations	0.01	(0.01)	0.01	(0.51)
Total	$4.33	$2.85	$5.76	$6.56
Basic
Continuing operations	$4.34	$2.89	$5.78	$7.14
Discontinued operations	0.01	(0.02)	0.02	(0.52)
Total	$4.35	$2.87	$5.80	$6.62

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended December 31, 2017 and 2016 and for the nine months ended December 31, 2017 and 2016, as they were anti-dilutive.

11.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2017	$10,132	$454	$10,586
Goodwill acquired	1,258	—	1,258
Acquisition accounting, transfers and other adjustments (1)	364	(330)	34
Goodwill impairment charges	(350)	—	(350)
Goodwill disposed (2)	—	(124)	(124)
Amount reclassified to assets held for sale	(11)	—	(11)
Foreign currency translation adjustments, net	435	—	435
Balance, December 31, 2017	$11,828	$—	$11,828

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

(1)	Effective April 1, 2017, our RHP business was transitioned from the Technology Solutions segment to the Distribution Solutions segment.

(2)	Technology Solutions segment amount represents goodwill disposal associated with the sale of our EIS business. Refer to Financial Note 5, “Divestitures” for more information.
As of December 31, 2017 and March 31, 2017, accumulated goodwill impairment losses for our Distribution Solutions segment were $350 million and nil, and nil and $290 million for our Technology Solutions segment. Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information on goodwill impairment charges recorded in the second quarters of 2018 and 2017.
Information regarding intangible assets is as follows:

	December 31, 2017				March 31, 2017
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,480	$(1,458)	$2,022	$2,893	$(1,295)	$1,598
Service agreements	12	1,043	(366)	677	1,009	(316)	693
Pharmacy licenses	26	630	(140)	490	741	(150)	591
Trademarks and trade names	14	914	(171)	743	845	(124)	721
Technology	4	148	(79)	69	69	(64)	5
Other	4	263	(170)	93	201	(144)	57
Total		$6,478	$(2,384)	$4,094	$5,758	$(2,093)	$3,665
Amortization expense of intangible assets was $123 million and $370 million for the third quarter and nine months ended December 31, 2017, and $102 million and $332 million for the third quarter and nine months ended December 31, 2016. Estimated annual amortization expense of these assets is as follows: $113 million, $437 million, $421 million, $403 million and $370 million for the remainder of 2018 and each of the succeeding years through 2022 and $2,350 million thereafter. All intangible assets were subject to amortization as of December 31, 2017 and March 31, 2017.

Refer to Financial Note 4, “Restructuring and Asset Impairment Charges,” for more information on intangible asset impairment charges recorded in the second quarter of 2018.

12.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency (primarily Euro and British pound sterling) denominated borrowings. At December 31, 2017 and March 31, 2017, $8,045 million and $8,362 million of total long-term debt were outstanding, of which $531 million and $1,057 million were included under the caption “Current portion of long-term debt” within the condensed consolidated balance sheets.
During the first nine months of 2018, we repaid a €500 million bond that matured on April 26, 2017.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At December 31, 2017, we were in compliance with all covenants. There were no borrowings under this facility during the third quarters and first nine months of 2018 and 2017, and no borrowings outstanding as of December 31, 2017 and March 31, 2017.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $314 million. Borrowings and repayments were not material during the first nine months of 2018 and 2017. As of December 31, 2017 and March 31, 2017, amounts outstanding under these credit lines were not material.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we can issue up to $3.5 billion in outstanding notes. During the first nine months of 2018, we borrowed $12,699 million and repaid $12,133 million under the program. During the first nine months of 2017, there were no material commercial paper issuances. As of December 31, 2017 and March 31, 2017, we had $749 million and $183 million commercial paper notes outstanding with a weighted average interest rate of 2.07% and 1.20%.

13.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $6 million and $16 million for the third quarter and first nine months of 2018, and $8 million and $22 million for the third quarter and first nine months of 2017.

Cash contributions to these plans were $5 million and $46 million for the third quarter and first nine months of 2018 and $6 million and $16 million for the third quarter and first nine months of 2017. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Net Investment Hedges and Derivatives Designated as Hedges
We have €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar (“Net Investment Hedges”). For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in other comprehensive income (loss) where they offset foreign currency translation gains and losses recorded on our net investments.  To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in value are recorded in current earnings.  Losses from net investment hedges recorded in other comprehensive income were $28 million and $205 million during the third quarter and first nine months of 2018. There was no ineffectiveness in our net investment hedges as of December 31, 2017 and March 31, 2017.
At December 31, 2017 and March 31, 2017, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $243 million, which were designated as cash flow hedges. These contracts will mature between March 2018 and March 2020.
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
At December 31, 2017 and March 31, 2017, we had cross currency swaps with total gross notional amounts of $3,411 million and $2,663 million, which are designated as cash flow hedges. These swaps will mature between February 2018 and January 2024.
For forward contracts and cross currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded into other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses on these hedges recorded in other comprehensive income and earnings were not material in the third quarters and first nine months of 2018 and 2017.
Derivatives Not Designated as Hedges
At March 31, 2017, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional value of $173 million. These contracts matured in April 2017 and none of these contracts were designated for hedge accounting. Losses from these contracts were not material for the third quarters and first nine months of 2018 and 2017.
We also have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At December 31, 2017 and March 31, 2017, the total gross notional amounts of these contracts were $34 million and $62 million.
These contracts will mature through July 2018 and none of these contracts were designated for hedge accounting. Changes in the fair values of contracts not designated as hedges are recorded directly into current earnings. Gains from these contracts were recorded within operating expenses and were not material for the third quarters and first nine months of 2018 and 2017. The gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2017			March 31, 2017
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$14	$—	$81	$17	$—	$81
Foreign exchange contracts (non-current)	Other Noncurrent Assets	27	—	162	32	—	162
Cross currency swaps (current)	Prepaid expenses and other	—	—	307	17	—	174
Cross currency swaps (non-current)	Other Noncurrent Assets/Liabilities	—	163	3,104	90	—	2,489
Total		$41	$163		$156	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$28	$1	$—	$198
Foreign exchange contracts (current)	Other accrued liabilities	—	—	6	—	—	37
Total		$—	$—		$1	$—
Refer to Financial Note 15, "Fair Value Measurements," for more information on these recurring fair value measurements.

15.	Fair Value Measurements
At December 31, 2017 and March 31, 2017, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered to be Level 1 inputs.
Assets Measured at Fair Value on a Recurring Basis

Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $8.0 billion and $8.5 billion at December 31, 2017, and $8.4 billion and $8.7 billion at March 31, 2017. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Cash and cash equivalents at December 31, 2017 and March 31, 2017 included investments in money market funds of $1,066 million and $478 million, which are reported at fair value. The fair value of the money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Fair values of our derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  Fair values of our foreign currency swaps were determined using the quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 14, "Hedging Activities," for more information on our derivatives including foreign currency forward contracts and cross currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and nine months ended December 31, 2017 and 2016.
Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2017, assets measured at fair value on a nonrecurring basis consisted of goodwill and intangible assets for our McKesson Europe business within our Distribution Solutions segment, as further discussed below.

At March 31, 2017, assets measured at fair value on a nonrecurring basis primarily consisted of goodwill for our EIS business within our Technology Solutions segment.

Goodwill

As discussed in Financial Note 3, “Goodwill Impairment Charges,” we recorded non-cash pre-tax and after-tax impairment charges of $350 million during the second quarter of 2018 for our McKesson Europe reporting unit within the Distribution Solutions segment, and $290 million ($282 million after-tax) during the second quarter of 2017 for our EIS reporting unit within the Technology Solutions segment. The impairments primarily resulted from a decline in the reporting units’ estimated cash flows.

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

As discussed in Financial Note 4, “Restructuring and Asset Impairment Charges,” we recorded non-cash pre-tax charges of $189 million ($157 million after-tax) during the second quarter of 2018 to impair the carrying values of certain long-lived assets including intangible assets. We utilized a combination of an income approach (primarily DCF method) and a market approach for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the intangible assets is considered a Level 3 fair value measurement.

Liabilities Measured at Fair Value on a Nonrecurring Basis

At December 31, 2017, we remeasured the contingent consideration liability related to our acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 6, “Business Combinations,” for more information on the fair value of the contingent consideration liability. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2017.

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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017 are set out below. We are party to the legal proceedings described below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
As previously reported, the Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. The Company has been served with 192 complaints filed in state and federal courts in Alabama, Arkansas, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Mississippi, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, West Virginia and Wisconsin. These complaints allege violations of controlled substance laws and various other statutes in addition to common law claims, including negligence and public nuisance, and seek monetary damages and equitable relief. On December 5, 2017, the cases pending in federal district courts were transferred to a multi-district litigation proceeding in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-2804. Approximately 29 cases remain in state courts in Connecticut, Florida, New Mexico, New York, Pennsylvania, Tennessee and Texas.

As previously disclosed, the Company and others filed suit in the United States District Court for the Northern District of Oklahoma, McKesson Corporation, et al. v. Todd Hembree, Attorney General of the Cherokee Nation, et al., seeking a declaratory judgment that the Cherokee Nation District Court has no jurisdiction over the claims asserted by the Cherokee Nation in the suit captioned Cherokee Nation v. McKesson Corporation, et al. On January 9, 2018, the court granted the motion for a preliminary injunction enjoining the defendants from taking any action in the case pending in the tribal court. On January 19, 2018, the Cherokee Nation refiled its suit against the Company and five other original defendants in the district court of Sequoyah County, Oklahoma. The Cherokee Nation v. McKesson Corporation, et al., Case no. CT-2081-11.

As previously disclosed, two shareholder derivative suits filed against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances were consolidated in the United States District Court for the Northern District of California as In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850. On January 5, 2018, the defendants moved to dismiss the consolidated suit.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As previously disclosed, Chaile Steinberg, a purported shareholder, filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances. Two similar suits were then filed by purported shareholders, including Police & Fire Ret. Sys of the City of Detroit v. McKessson Corporation, et al., No. 2017-0803, and Amalgamated Bank v. McKesson Corporation, et al., No. 2017-0881. The Court of Chancery consolidated these three actions and the plaintiffs designated the complaint in the Steinberg action as the operative complaint on January 11, 2018. The consolidated matter is captioned In re McKesson Corporation Stockholder Derivative Litigation, No. 2017-0736. The defendants filed a motion to dismiss this action on January 18, 2018. On January 19, 2018, purported shareholder Katielou Greene filed a shareholder derivative complaint in the Court of Chancery that is similar to the operative complaint in In re McKesson Corporation Stockholder Derivative Litigation. Greene v. McKesson Corporation, et al.

On May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against McKesson Europe Holdings GmbH & Co. KGaA (“McKesson Europe Holdings”, formerly known as “Dragonfly GmbH & Co. KGaA”), a wholly‑owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that McKesson Europe Holdings violated German takeover law in connection with the Company’s acquisition of McKesson Europe by paying more to some holders of McKesson Europe’s convertible bonds than it paid to the shareholders of McKesson Europe’s stock, Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, No. 3-05 O 44/14. On December 5, 2014, the court dismissed Magnetar’s lawsuit. Magnetar subsequently appealed that ruling. On January 19, 2016, the Appellate Court reversed the lower court’s ruling and entered judgment against McKesson Europe Holdings. On February 22, 2016, McKesson Europe Holdings filed a notice of appeal, on which oral argument was heard by the German Federal Supreme Court on November 7, 2017. The final decision upholding the Appellate Court’s ruling in favor of Magnetar was issued on December 12, 2017; this decision does not materially impact McKesson’s consolidated financial statements.

From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely matter. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry. Examples of such subpoenas and investigations are included in the Company’s 2017 Annual Report on Form 10-K and previously filed 10-Qs.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

In June 2017 and August 2017, we entered into two separate ASR programs with third-party financial institutions to repurchase $250 million and $400 million of the Company’s common stock. During the first nine months of 2018, we received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. The June 2017 ASR program was completed in the second quarter of 2018 and the August 2017 ASR program was completed in the third quarter of 2018.
In November 2017, we repurchased 1.8 million of the Company’s shares for $250 million through open market transactions at an average price per share of $138.12.
The total authorization outstanding for repurchases of the Company’s common stock was $1.8 billion at December 31, 2017.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2017	2016	2017	2016
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of nil, nil, nil and $1 (2) (3)	$30	$(398)	$715	$(782)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil (4)	—	—	—	20
	30	(398)	715	(762)
Unrealized gains (losses) on net investment hedges (5)
Unrealized gains (losses) on net investment hedges arising during period, net of income tax benefit of $9, nil, $78 and nil	(19)	—	(127)	—
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	(19)	—	(127)	—
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of $2, nil, $2 and nil	(16)	(14)	(5)	(20)

Changes in retirement-related benefit plans (6)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, nil, nil and nil	—	—	—	—
Amortization of actuarial loss and prior service costs, net of income tax expense of nil, $1, nil and $3 (7)	1	2	3	6
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	—	6	(10)	14
	1	8	(7)	20

Other comprehensive income (loss), net of tax	$(4)	$(404)	$576	$(762)

(1)	Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars.

(2)
During the third quarter of 2018, the net foreign currency translation gains were primarily due to the strengthening of the Euro against the U.S. dollar from October 1, 2017 to December 31, 2017. The net foreign currency translation gains during the first nine months of 2018 were primarily due to the strengthening of the Euro, Canadian dollar and British pound sterling against the U.S. dollar from April 1, 2017 to December 31, 2017. During the third quarter and first nine months of 2017, the currency translation losses were primarily due to the weakening of the British pound sterling and Euro against the U.S. dollar from April 1, 2016 to December 31, 2016.

(3)
The third quarter and first nine months of 2018 include net foreign currency translation gains of $12 million and $160 million and the third quarter and first nine months of 2017 include net foreign currency translation losses of $31 million and $97 million attributable to redeemable noncontrolling interests.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

(4)
The first nine months of 2017 includes net foreign currency translation losses of $20 million reclassified from accumulated other comprehensive income (loss) to loss from discontinued operations, net of tax, within our condensed consolidated statements of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)
The third quarter and first nine months of 2018 include foreign currency losses of $28 million and $205 million on the net investment hedges from the €1.2 billion Euro-denominated notes and £450 million British pound sterling-denominated notes.

(6)
The third quarter and first nine months of 2018 include net actuarial losses of nil and $1 million, and the third quarter and first nine months of 2017 include net actuarial losses of $2 million and $3 million, which are attributable to redeemable noncontrolling interests.

(7)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense (benefit) in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the third quarter and first nine months of 2018 is as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2017	$(1,336)	$(116)	$(20)	$(238)	$(1,710)

Other comprehensive income (loss) before reclassifications	30	(19)	(16)	—	(5)
Amounts reclassified to earnings and other	—	—	—	1	1
Other comprehensive income (loss)	30	(19)	(16)	1	(4)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	12	—	—	—	12
Other comprehensive income (loss) attributable to McKesson	18	(19)	(16)	1	(16)
Balance at December 31, 2017	$(1,318)	$(135)	$(36)	$(237)	$(1,726)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(1,873)	$(8)	$(31)	$(229)	$(2,141)

Other comprehensive income (loss) before reclassifications	715	(127)	(5)	(10)	573
Amounts reclassified to earnings and other	—	—	—	3	3
Other comprehensive income (loss)	715	(127)	(5)	(7)	576
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	160	—	—	1	161
Other comprehensive income (loss) attributable to McKesson	555	(127)	(5)	(8)	415
Balance at December 31, 2017	$(1,318)	$(135)	$(36)	$(237)	$(1,726)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

18.	Segment Information
We currently report our operations in two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including operating profit before interest expense, income taxes and results from discontinued operations.
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2017	2016	2017	2016
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$44,935	$41,685	$131,459	$124,271
International pharmaceutical distribution and services	6,989	6,193	20,144	18,794
Medical-Surgical distribution and services	1,693	1,558	4,886	4,657
Total Distribution Solutions	53,617	49,436	156,489	147,722

Technology Solutions - products and services (2)	—	694	240	2,098
Total Revenues	$53,617	$50,130	$156,729	$149,820

Operating profit
Distribution Solutions (3) (4)	$819	$813	$1,920	$2,592
Technology Solutions (5) (6)	65	132	(46)	126
Total	884	945	1,874	2,718
Corporate Expenses, Net	(120)	(91)	(337)	(270)
Interest Expense	(67)	(74)	(204)	(231)
Income from Continuing Operations Before Income Taxes	$697	$780	$1,333	$2,217

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
2018 revenues for the Technology Solutions segment only include the results of our EIS business. Effective April 1, 2017, our RHP business was transitioned from the Technology Solutions segment to the Distribution Solutions segment. The third quarter and first nine months of 2017 included the majority of our Core MTS Business which was contributed to Change Healthcare on March 1, 2017.

(3)
Distribution Solutions operating profit for the third quarter and first nine months of 2018 include pre-tax credits of $2 million and $5 million, and for the third quarter and first nine months of 2017 include pre-tax credits of $155 million and $151 million related to our LIFO method of accounting for inventories. LIFO credits were higher in 2017 compared to 2018 primarily due to changes made to full year expectations for net price increases during the third quarter of 2017 and changes in estimated year end inventory levels. Additionally, the first nine months of 2017 included $144 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits against drug manufacturers.

(4)
Operating profit for our Distribution Solutions segment for the first nine months of 2018 includes a pre-tax gain of $43 million recognized from the 2018 second quarter sale of an equity investment. The first nine months of 2018 included a pre-tax non-cash charge of $189 million primarily to impair certain long-lived assets for our U.K. retail business, as well as non-cash pre-tax goodwill impairment charges of $350 million for the McKesson Europe reporting unit.

(5)
Operating profit for our Technology Solutions segment for the third quarter and first nine months of 2018 includes a pre-tax gain of $109 million from the 2018 third quarter sale of our EIS business, a pre-tax credit of $46 million representing a reduction in our TRA liability and our proportionate share of loss from Change Healthcare of $90 million and $271 million. Additionally, operating profit for the first nine months of 2018 includes a pre-tax gain of $37 million from the Healthcare Technology Net Asset Exchange related to the final net working capital and other adjustments.

(6)	The first nine months of 2017 include a non-cash pre-tax goodwill impairment charge of $290 million for the EIS reporting unit within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, on January 2, 2018, the Executive Vice President and Group President who was our segment manager of the Distribution Solutions segment retired from the Company. As a result, the Company’s chief operating decision maker is currently evaluating our management and operating structure. We anticipate this evaluation will result in a change in our existing operating segment structure, commencing with our first quarter of 2019.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 previously filed with the SEC on May 22, 2017 (“2017 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended December 31,				Nine Months Ended December 31,
	2017	2016	Change		2017	2016	Change
Revenues	$53,617	$50,130	7%		$156,729	$149,820	5%

Gross Profit	$2,715	$2,812	(3)%		$8,109	$8,475	(4)%

Gross Profit Margin	5.06	5.61	(55)	bp	5.17	5.66	(49)	bp

Operating Expenses:
Operating Expenses	$(1,984)	$(1,981)	-%		$(5,920)	$(5,802)	2%
Gain from Sale of Business	109	—	NM		109	—	NM
Goodwill Impairment Charges	—	—	NM		(350)	(290)	21
Restructuring and Asset Impairment Charges	(6)	—	NM		(242)	—	NM
Total Operating Expenses	$(1,881)	$(1,981)	(5)%		$(6,403)	$(6,092)	5%

Loss from Equity Method Investment in Change Healthcare	$(90)	$—	NM		$(271)	$—	NM

Income from Continuing Operations Before Income Taxes	$697	$780	(11)%		$1,333	$2,217	(40)%
Income Tax Benefit (Expense)	263	(131)	(301)		46	(570)	(108)
Income from Continuing Operations	960	649	48		1,379	1,647	(16)
Income (Loss) from Discontinued Operations, Net of Tax	1	(3)	(133)		3	(117)	(103)
Net Income	961	646	49		1,382	1,530	(10)
Net Income Attributable to Noncontrolling Interests	(58)	(13)	346		(169)	(48)	252
Net Income Attributable to McKesson Corporation	$903	$633	43%		$1,213	$1,482	(18)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$4.32	$2.86	51%		$5.75	$7.07	(19)%
Discontinued Operations	0.01	(0.01)	(200)		0.01	(0.51)	(102)
Total	$4.33	$2.85	52%		$5.76	$6.56	(12)%

Weighted Average Diluted Common Shares	208	222	(6)%		210	226	(7)%
bp - basis points
NM - not meaningful
Revenues increased for 2018 compared to 2017 primarily due to market growth, our business acquisitions and expanded business with existing customers within our North America pharmaceutical distribution businesses. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross profit decreased in 2018 primarily due to the 2017 fourth quarter contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to a joint venture, as further discussed below, significant government reimbursement reductions in the United Kingdom (“U.K.”), the competitive sell-side environment and lower last-in, first-out (“LIFO”) credits. These decreases in 2018 were partially offset by market growth, procurement benefits realized through the joint sourcing entity, ClarusONE Sourcing Services LLP (“ClarusONE”) and our business acquisitions. Gross profit for the first nine months of 2018 was unfavorably affected by weaker pharmaceutical manufacturer pricing trends, and for the first nine months of 2017 benefited from $144 million of cash receipts representing our share of antitrust legal settlements. LIFO credits were $2 million and $155 million for the third quarters of 2018 and 2017, and $5 million and $151 million for the first nine months of 2018 and 2017. LIFO credits were higher in 2017 due to changes made to full year expectations for net price increases during the third quarter of 2017 and changes in estimated year end inventory levels.
Gross profit margin for 2018 decreased primarily due to the 2017 fourth quarter contribution of the Core MTS Business, the competitive sell-side pricing environment and our mix of business. These decreases were partially offset by our business acquisitions.
On March 1, 2017, we contributed our Core MTS Business to the newly formed joint venture, Change Healthcare, LLC (“Change Healthcare”) under the terms of a contribution agreement previously entered into between McKesson and Change Healthcare Holdings, Inc. (“Change”) and others including shareholders of Change. We retained our RelayHealth Pharmacy (“RHP”) and Enterprise Information Solutions (“EIS”) businesses. The EIS business was subsequently sold to a third party in the third quarter of 2018. We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
Operating expenses for the third quarter of 2018 decreased 5% and for the first nine months of 2018 increased 5% compared to the same periods a year ago. Additionally, operating expenses were affected by:

•	Higher operating expenses from our business acquisitions;

•	Pre-tax gain of $109 million (after-tax gain of $30 million) for the third quarter of 2018 from the sale of our EIS business in our Technology Solutions segment, as further discussed below;

•
Pre-tax credit of $46 million ($30 million after tax) for the third quarter of 2018 representing a reduction in our tax receivable agreement (“TRA”) liability due to the December 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”);

•
2018 second quarter non-cash goodwill impairment charge of $350 million (pre-tax and after-tax) related to our McKesson Europe AG (“McKesson Europe”) reporting unit within our Distribution Solutions segment for the first nine months of 2018, as further discussed below;

•
2017 second quarter non-cash goodwill impairment charge of $290 million pre-tax ($282 million after-tax) related to our EIS reporting unit within our Technology Solutions segment for the first nine months of 2017;

•
2018 second quarter non-cash asset impairment charge of $189 million pre-tax ($157 million after-tax) and restructuring charge of $53 million pre-tax ($45 million after-tax) for the first nine months of 2018 primarily related to our retail business in the U.K., as further discussed below. These charges were all recorded within our Distribution Solutions segment; and

•
2018 first quarter gain of $37 million pre-tax ($22 million after-tax) for the first nine months of 2018 from the final net working capital and other adjustments related to the Healthcare Technology Net Asset Exchange.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Our investment in Change Healthcare is accounted for using the equity method of accounting. During the third quarter and first nine months of 2018, we recorded our proportionate share of loss from Change Healthcare of $90 million and $271 million under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statements of operations. As our investment is accounted for using a one-month lag, the effects of the enactment of the 2017 Tax Act are expected to be recognized in our condensed statement of operations in the fourth quarter of 2018. We expect our proportionate share of a provisional net benefit recognized by Change Healthcare from the enactment of the 2017 Tax Act to be approximately $70 million to $110 million primarily due to reduction in future applicable tax rate. The impact of the 2017 Tax Act for Change Healthcare may differ materially from this provisional amount.
Income from continuing operations before income taxes for 2018 decreased primarily due to lower gross profit and our proportionate share of loss from our equity method investment in Change Healthcare. The results for the first nine months of 2018 decreased also due to higher operating expenses driven by the goodwill impairment charge and the restructuring and asset impairment charges related to our McKesson Europe business within our Distribution Solutions segment.
Our reported income tax benefit rates were 37.7% and 3.5% for the third quarter and first nine months of 2018 compared to income tax expense rates of 16.8% and 25.7% for the third quarter and first nine months of 2017. Fluctuations in our reported income tax rates are primarily due to discrete items mainly driven by the impact of the 2017 Tax Act, the impact of nondeductible impairment charges, changes within our business mix of income, and the effect of an intercompany sale of software.
In connection with our initial analysis of the impact of the 2017 Tax Act, we recorded a provisional net discrete tax benefit of $370 million during the third quarter of 2018. This net benefit mainly arises from changing the expected future consequences of settling differences between the book and tax basis of assets and liabilities, mainly driven by a decrease of our deferred tax liabilities for inventories and investments; partially offset by establishing a new obligation for the taxation of certain unrepatriated earnings of our foreign subsidiaries. Refer to Financial Note 8, “Income Taxes,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Our tax rates for 2018 and 2017 were unfavorably affected by non-deductible goodwill impairment charges. Income tax benefit for the first nine months of 2018 included a discrete tax benefit of $370 million related to the impact of the 2017 Tax Act, as described above, and other discrete tax benefits of $54 million primarily related to the conclusion of certain tax audits. Income tax expense for the first nine months of 2017 included discrete tax benefits of $47 million related to the adoption of the amended accounting guidance on share-based compensation.
Loss from discontinued operations, net of tax, for the first nine months of 2017 included an after-tax loss from discontinued operations of $113 million resulting from the sale of our Brazilian pharmaceutical distribution business.
Net income attributable to McKesson Corporation for the third quarters of 2018 and 2017 was $903 million and $633 million and for the first nine months of 2018 and 2017 was $1,213 million and $1,482 million. Diluted earnings per common share attributable to McKesson for the third quarters of 2018 and 2017 were $4.33 and $2.85 and for the first nine months of 2018 and 2017 were $5.76 and $6.56. Additionally, our 2018 diluted earnings per share reflect the cumulative effects of share repurchases.
Operating Segments
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, on January 2, 2018, the Executive Vice President and Group President who was our segment manager of the Distribution Solutions segment retired from the Company. As a result, the Company’s chief operating decision maker is currently evaluating our management and operating structure. We anticipate this evaluation will result in a change in our existing operating segment structure, commencing with our first quarter of 2019.
Sale of EIS Business
On August 1, 2017, we entered into an agreement with a third party to sell our EIS business for $185 million, subject to adjustments for net debt and working capital.  On October 2, 2017, the transaction closed upon satisfaction of all closing conditions including the termination of the waiting period under U.S. antitrust laws. We received net cash proceeds of $169 million after $16 million of assumed net debt by the third party. We recognized a pre-tax gain of $109 million (after-tax gain of $30 million) upon the disposition of this business in the third quarter of 2018 within operating expenses in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

McKesson Europe Impairments and Restructuring
During the second quarter of 2018, our McKesson Europe business within our Distribution Solutions segment experienced a decline in its estimated future cash flows, primarily in our U.K. retail business, driven by significant government reimbursement reductions affecting retail pharmacy economics across the U.K. market. As a result, we recognized a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of goodwill for our McKesson Europe reporting unit in the second quarter of 2018. Other risks, expenses and future developments that we were unable to anticipate in the second quarter of 2018 may require us to further revise the future projected cash flows, which could adversely affect the fair value of this reporting unit. Accordingly, we may be required to record additional goodwill impairment charges in future periods.
In the second quarter of 2018, we also recorded non-cash pre-tax charges of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets and other assets primarily related to McKesson Europe’s U.K. retail business. The charges were primarily due to the previously discussed government reimbursement reductions.
On September 29, 2017, we committed to a restructuring plan, which primarily consists of the closures of underperforming retail stores in the U.K. and a reduction in workforce. The plan is expected to be substantially implemented prior to the first half of 2019. As part of this plan, we recorded a pre-tax charge of $6 million ($5 million after-tax) and $53 million ($45 million after-tax) during the third quarter and first nine months of 2018 primarily representing employee severance and lease exit costs.

We expect to record total pre-tax impairment and restructuring charges of approximately $650 million to $750 million during 2018 for our McKesson Europe business, of which $592 million of pre-tax charges (including the $350 million goodwill impairment charge) were recorded during the first nine months of 2018. Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.
Refer to Financial Notes 3 and 4, “Goodwill Impairment Charges” and “Restructuring and Asset Impairment Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Distribution Solutions
North America pharmaceutical distribution and services	$44,935	$41,685	8%	$131,459	$124,271	6%
International pharmaceutical distribution and services	6,989	6,193	13	20,144	18,794	7
Medical-Surgical distribution and services	1,693	1,558	9	4,886	4,657	5
Total Distribution Solutions	53,617	49,436	8	156,489	147,722	6

Technology Solutions - products and services	—	694	NM	240	2,098	(89)
Total Revenues	$53,617	$50,130	7%	$156,729	$149,820	5%
NM - not meaningful
Revenues for the third quarter and first nine months of 2018 increased 7% and 5% compared to the same periods a year ago due to our Distribution Solutions segment.
Distribution Solutions
North America pharmaceutical distribution and services revenues for the third quarter and first nine months of 2018 increased 8% and 6% primarily due to market growth, our business acquisitions including the 2017 third quarter acquisition of Rexall Health and expanded business with existing customers. The increases were partially offset by lost customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
International pharmaceutical distribution and services revenues for the third quarter and first nine months of 2018 increased 13% and 7% compared to the same periods a year ago primarily due to our business acquisitions and market growth. International revenues were impacted by favorable foreign currency effects of 9% for the third quarter of 2018 primarily reflecting an increase in British pound sterling and Euro against the U.S. Dollar.
Medical-Surgical distribution and services revenues for 2018 increased primarily due to market growth.
Technology Solutions: Technology Solutions revenues for 2018 decreased primarily due to the deconsolidation of the Core MTS Business in March 2017, the transition of our RHP business to our Distribution Solutions segment in April 2017 and the sale of our EIS business in October 2017. As a result, this segment’s 2018 revenues included only our EIS business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Gross Profit
Distribution Solutions	$2,715	$2,424	12%		$7,989	$7,333	9%
Technology Solutions	—	388	NM		120	1,142	(89)
Total	$2,715	$2,812	(3)%		$8,109	$8,475	(4)%
Gross Profit Margin
Distribution Solutions	5.06	4.90	16	bp	5.11	4.96	15	bp
Technology Solutions	—	55.91	NM		50.00	54.43	(443)
Total	5.06	5.61	(55)	bp	5.17	5.66	(49)	bp
bp - basis points
NM - not meaningful
Gross profit and gross profit margin decreased for 2018 compared to the same periods a year ago.
Distribution Solutions
Distribution Solutions segment’s gross profit and gross profit margin for 2018 increased compared to the same periods a year ago primarily due to market growth, procurement benefits realized through ClarusONE, our business acquisitions and the transition of our RHP business from our Technology Solutions segment. These increases were partially offset by significant government reimbursement reductions in the U.K., the competitive sell-side pricing environment, and our mix of business. Gross profit for the third quarter and first nine months of 2018 reflected lower LIFO credits, as further discussed below. Gross profit for the first nine months of 2017 included $144 million of cash receipts representing our share of antitrust legal settlements. Gross profit margin for the first nine months of 2018 was also unfavorably affected by weaker pharmaceutical manufacturer pricing trends.
Distribution Solutions segment’s gross profit for the third quarter and first nine months of 2018 includes pre-tax credits of $2 million and $5 million and for the third quarter and first nine months of 2017 includes pre-tax credits of $155 million and $151 million related to our LIFO method of accounting for inventories. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense is based on our estimates of annual LIFO expense which is impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO credits were higher in 2017 compared to 2018 primarily due to changes made to full year expectations for net price increases during the third quarter of 2017 and changes in estimated year end inventory levels.
Technology Solutions
Technology Solutions segment’s gross profit for 2018 decreased primarily due to the 2017 fourth quarter deconsolidation of the Core MTS Business, the transition of our RHP business to our Distribution Solutions segment in April 2017 and the sale of our EIS business in October 2017. As a result, this segment’s 2018 gross profit included only our EIS business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses, Other Income, Net and Loss from Equity Method Investment:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Operating Expenses
Distribution Solutions
Operating Expenses (1)	$1,908	$1,628	17%		$5,572	$4,784	16%
Goodwill Impairment Charge	—	—	NM		350	—	NM
Restructuring and Asset Impairment Charges	6	—	NM		242	—	NM
Total Distribution Solutions	1,914	1,628	18		6,164	4,784	29
Technology Solutions
Operating Expenses (2)	(46)	256	(118)		5	727	(99)
Gain from Sale of Business	(109)	—	NM		(109)	—	NM
Goodwill Impairment Charge	—	—	NM		—	290	NM
Total Technology Solutions	(155)	256	(161)		(104)	1,017	(110)
Corporate	122	97	26		343	291	18
Total	$1,881	$1,981	(5)%		$6,403	$6,092	5%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.57	3.29	28	bp	3.94	3.24	70	bp
Technology Solutions	—	36.89	NM		(43.33)	48.47	(9,180)
Total	3.51	3.95	(44)	bp	4.09	4.07	2	bp

Other Income, Net
Distribution Solutions	$18	$17	6%		$95	$43	121%
Technology Solutions	—	—	NM		1	1	-
Corporate	2	6	(67)		6	21	(71)
Total	$20	$23	(13)%		$102	$65	57%

Loss from Equity Method Investment in Change Healthcare - Technology Solutions	$90	$—	NM		$271	$—	NM
bp - basis points
NM - not meaningful
(1) The amounts exclude the goodwill impairment charge and restructuring and asset impairment charges.
(2) The amounts exclude the gain from sale of business and goodwill impairment charge.
Operating Expenses
Operating expenses for the third quarter decreased 5% and first nine months of 2018 increased 5% compared to the same periods a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Distribution Solutions

Distribution Solutions segment’s operating expenses for the first nine months of 2018 increased primarily due to the 2018 second quarter non-cash goodwill impairment charge of $350 million (pre-tax and after-tax) for our McKesson Europe reporting unit, and the 2018 second quarter non-cash asset impairment charges of $189 million pre-tax ($157 million after-tax) and restructuring charges of $53 million pre-tax ($45 million after-tax) primarily related to McKesson Europe’s U.K. retail business. The increases for the third quarter and first nine months of 2018 were also due to higher operating expenses from our business acquisitions. Additionally, fluctuation in foreign currency exchange rates had an unfavorable effect on operating expenses for the third quarter of 2018.
Technology Solutions

Technology Solutions segment’s operating expenses for 2018 decreased primarily due to the 2017 fourth quarter deconsolidation of our Core MTS Business, a pre-tax gain of $109 million (after-tax gain of $30 million) from the 2018 third quarter sale of our EIS business and a pre-tax credit of $46 million ($30 million after-tax) representing a reduction in our TRA liability. Operating expenses for the first nine months of 2018 included the 2018 first quarter gain of $37 million pre-tax (after-tax gain of $22 million) from the final net working capital and other adjustments related to the Healthcare Technology Net Asset Exchange. Operating expenses for the first nine months of 2017 included the 2017 second quarter non-cash goodwill impairment charge of $290 million pre-tax ($282 million after-tax) for our EIS reporting unit.
Corporate

Corporate expenses increased for 2018 compared to the same periods a year ago primarily due to higher professional fees incurred for Corporate initiatives.
Other Income, Net: Other income, net, for the third quarter of 2018 decreased due to lower interest income for Corporate and first nine months of 2018 increased compared to the same periods a year ago primarily due to a pre-tax gain of $43 million ($26 million after-tax) recognized from the sale of an equity method investment within our Distribution Solutions segment, partially offset by lower interest income for Corporate.
Loss from Equity Method Investment in Change Healthcare: The third quarter and first nine months of 2018 included our proportionate share of loss from Change Healthcare of $90 million and $271 million, which primarily consisted of transaction and integration expenses incurred by the joint venture and fair value adjustments including amortization expenses associated with equity method intangible assets. As our investment is accounted for using a one-month lag, the effects of the enactment of the 2017 Tax Act are expected to be recognized in our condensed statement of operations in the fourth quarter of 2018. We expect our proportionate share of a provisional net benefit recognized by Change Healthcare from the enactment of the 2017 Tax Act to be approximately $70 million to $110 million primarily due to a reduction in future applicable tax rate. The impact of the 2017 Tax Act for Change Healthcare may differ materially from this provisional amount.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which included transaction and integration expenses directly related to business acquisitions and the gain on the Healthcare Technology Net Asset Exchange, were $43 million and $75 million for the third quarters of 2018 and 2017, and $95 million and $165 million for the first nine months of 2018 and 2017. The third quarter and first nine months of 2018 include our proportionate share of transaction and integration expenses incurred by Change Healthcare. The first nine months of 2018 includes a $37 million gain associated with the final net working capital and other adjustments from the Healthcare Technology Net Asset Exchange.
Acquisition-related expenses and adjustments were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Operating Expenses
Integration related expenses	$12	$22	$27	$67
Restructuring, severance and relocation	12	7	18	18
Transaction closing expenses	—	43	11	72
Gain on Healthcare Technology Net Asset Exchange	—	—	(37)	—
Other Expense (1)	19	3	76	8
Acquisition Expenses and Related Adjustments	$43	$75	$95	$165

(1)
Fiscal 2018 includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, excluding certain fair value adjustments, which was recorded within “Loss from Equity Method Investment in Change Healthcare”.

Acquisition-related expenses and adjustments by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Distributions Solutions	$25	$43	$56	$103
Technology Solutions	16	33	37	58
Corporate	2	(1)	2	4
Acquisition-Related Expenses and Adjustments (1)	$43	$75	$95	$165

(1)	The amounts were recorded in operating expenses and other income, net.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and the formation of the Change Healthcare joint venture were $193 million and $102 million for the third quarters of 2018 and 2017 and $584 million and $332 million for the first nine months of 2018 and 2017. These expenses were primarily recorded in our operating expenses and in our proportionate share of loss from the equity method investment in Change Healthcare.
Amortization expenses by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Distribution Solutions	$122	$100	$369	$311
Technology Solutions (1)	71	2	215	21
Total	$193	$102	$584	$332

(1)
Fiscal 2018 primarily represents amortization expenses of equity method intangibles associated with the Change Healthcare joint venture, which were recorded in our proportionate share of the loss from Change Healthcare.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Segment Operating Profit (Loss) (1)
Distribution Solutions	$819	$813	1%		$1,920	$2,592	(26)%
Technology Solutions	65	132	(51)		(46)	126	(137)
Subtotal	884	945	(6)		1,874	2,718	(31)
Corporate Expenses, Net	(120)	(91)	32		(337)	(270)	25
Interest Expense	(67)	(74)	(9)		(204)	(231)	(12)
Income from Continuing Operations Before Income Taxes	$697	$780	(11)%		$1,333	$2,217	(40)%

Segment Operating Profit (Loss) Margin
Distribution Solutions	1.53%	1.64%	(11)	bp	1.23%	1.75%	(52)	bp
Technology Solutions	—	19.02	NM		(19.17)	6.01	(2,518)
bp - basis points
NM - not meaningful

(1)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income, net, for our two operating segments.
Segment Operating Profit (Loss)
Distribution Solutions: Operating profit increased for the segment for the third quarter of 2018 due primarily to higher gross profit from market growth, our business acquisitions and transition of our RHP business from our Technology Solutions segment. Operating profit margin decreased for the segment for the third quarter of 2018 primarily due to our mix of business and higher operating expenses as a percentage of revenues driven by our business acquisitions. Operating profit and operating profit margin decreased for the segment for the first nine months of 2018 compared to the same periods a year ago primarily due to our mix of business and higher operating expenses as a percentage of revenues driven primarily by a goodwill impairment charge and restructuring and asset impairment charges related to our McKesson Europe business. These decreases were partially offset by the improved gross profit margin primarily due to market growth within our North America distribution businesses, procurement benefits and our business acquisitions.
Technology Solutions: Operating profit for the segment decreased for 2018 primarily due to the 2017 fourth quarter deconsolidation of our Core MTS Business and loss from the equity method investment in Change Healthcare. The decrease is partially offset by a gain from the sale of our EIS business and reduction in our TRA liability. Operating profit for the first nine months of 2017 included a goodwill impairment charge relating to our EIS business.
Corporate: Corporate expenses, net, increased for 2018 primarily due to higher operating expenses driven by Corporate initiatives and lower other income compared to the same periods a year ago.
Interest Expense: Interest expense for 2018 decreased primarily due to the refinancing of debt at lower interest rates.
Income Taxes: Our reported income tax benefit rates were 37.7% and 3.5% for the third quarter and first nine months of 2018 compared to income tax expense rates of 16.8% and 25.7% for the third quarter and first nine months of 2017. Fluctuations in our reported income tax rates are primarily due to discrete items mainly driven by the impact of the 2017 Tax Act, the impact of nondeductible impairment charges, changes within our business mix of income, and the effect of an intercompany sale of software.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

During the third quarters of 2018 and 2017, income tax benefit was $263 million and income tax expense was $131 million related to continuing operations and included net discrete tax benefits of $424 million and $12 million. During the first nine months of 2018 and 2017, income tax benefit was $46 million and tax expense was $570 million related to continuing operations and included net discrete tax benefits of $420 million and $69 million.
Our discrete tax benefits for 2018 included a provisional $370 million related to the impact of the 2017 Tax Act and other discrete tax benefits of $54 million primarily related to the conclusion of certain tax audits. As previously discussed, the impact of the 2017 Tax Act may differ materially from this provisional amount. Our discrete tax benefits for the first nine months of 2017 included $47 million related to the adoption of the amended accounting guidance on employee share-based compensation.
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
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net for the first nine months of 2017 included an after-tax loss of $113 million from the sale of our Brazilian pharmaceutical distribution business. Diluted loss per common share from discontinued operations for the first nine months of 2017 was $0.51.
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
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $903 million and $633 million, and diluted earnings per common share attributable to McKesson Corporation were $4.33 and $2.85 for the third quarters of 2018 and 2017. Net income attributable to McKesson Corporation was $1,213 million and $1,482 million, and diluted earnings per common share attributable to McKesson Corporation were $5.76 and $6.56 for the first nine months of 2018 and 2017.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 208 million and 222 million for the third quarters of 2018 and 2017 and 210 million and 226 million for the first nine months of 2018 and 2017. Weighted average diluted shares for 2018 decreased from 2017 primarily reflecting common stock repurchases in the second half of 2017 and the first nine months of 2018.
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
Operating activities generated cash of $1,323 million and $3,309 million during the first nine months of 2018 and 2017. Operating activities for the first nine months of 2018 and 2017 were affected by higher drafts and accounts payable and increases in receivables and inventories primarily associated with revenue growth. Operating activities for 2017 included cash generated from our Core MTS business. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $483 million and $3,619 million during the first nine months of 2018 and 2017. Investing activities for 2018 include $1,979 million of net cash payments for acquisitions, including $1.3 billion for our acquisition of CMM, which was prepaid before March 31, 2017 and was released from restricted cash balances in the first quarter of 2018. Investing activities for 2018 also included $329 million of net cash proceeds from the sale of businesses and equity method investments and a $126 million cash payment received related to the Healthcare Technology Net Asset Exchange. Investing activities for 2017 included $4,174 million of net cash payments for acquisitions, of which $935 million was prepaid before March 31, 2016 and was released from restricted cash balances in the first quarter of 2017. Investing activities for 2017 also included a payment of approximately $100 million to sell our Brazilian business.
Financing activities utilized cash of $1,147 million and $1,145 million during the first nine months of 2018 and 2017. Financing activities for 2018 include cash receipts of $12,699 million and payments of $12,133 million for short-term borrowings and a payment of $545 million for long-term debt. Financing activities for the first nine months of 2017 included cash receipts of $2,803 million and payments of $1,405 million for short-term borrowings and a payment of $392 million for long-term debt. Financing activities for the first nine months of 2018 and 2017 include $951 million and $2,060 million of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for the first nine months of 2018 and 2017 include $192 million of cash paid for dividends.
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
In March 2017, we entered into an accelerated share repurchase (“ASR”) program with a third-party financial institution to repurchase $250 million of the Company’s common stock and received 1.4 million shares as the initial share settlement. In April 2017, we received an additional 0.3 million shares upon the completion of this ASR program. In June 2017 and August 2017, we entered into two separate ASR programs with third-party financial institutions to repurchase $250 million and $400 million of the Company’s common stock. During the first six months of 2018, we received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. The June 2017 ASR program was completed in the second quarter of 2018 and the August 2017 ASR program was completed in the third quarter of 2018. In November 2017, we repurchased 1.8 million of the Company’s shares for $250 million through open market transactions at an average price per share of $138.12. The total authorization outstanding for repurchases of the Company’s common stock was $1.8 billion at December 31, 2017.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2017	March 31, 2017
Cash and cash equivalents	$2,619	$2,783
Working capital	2,543	1,336
Debt to capital ratio (1)	39.5%	39.2%
Return on McKesson stockholders’ equity (2)	45.3%	54.6%

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
Our cash and cash equivalents balance as of December 31, 2017 included approximately $1.2 billion of cash held by our subsidiaries outside of the United States. Notwithstanding recent tax law changes regarding the repatriation of cash to the U.S., our primary intent remains to invest this cash in our foreign businesses for an indefinite period of time.
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
Our debt to capital ratio increased in 2018 compared to 2017 due to an increase in commercial paper outstanding balance.
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
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.44 billion at December 31, 2017, which exceeded the maximum redemption value of $1.31 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their McKesson Europe shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid by McKesson in respect of the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. Refer to Financial Note 9, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In June 2017 and August 2017, we entered into two separate ASR programs with third-party financial institutions to repurchase $250 million and $400 million of the Company’s common stock. During the first nine months of 2018, we received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. The June 2017 ASR program was completed in the second quarter of 2018 and August 2017 ASR program was completed in the third quarter of 2018.
In November 2017, we repurchased 1.8 million of the Company’s shares for $250 million through open market transactions at an average price per share of $138.12.
The total authorization outstanding for repurchases of the Company’s common stock was $1.8 billion at December 31, 2017.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the third quarter of 2018.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2017 – October 31, 2017	0.6	$148.20	0.6	$2,096
November 1, 2017 – November 30, 2017	1.8	138.12	1.8	1,846
December 1, 2017 – December 31, 2017	—		—	1,846
Total	2.4		2.4

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
Not Applicable

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 1, 2018	/s/ Britt Vitalone
Britt Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 1, 2018	/s/ Erin M. Lampert
Erin M. Lampert
Senior Vice President and Controller