Form 10-K
period 2018-03-31
MCKESSON CORP
filed 2018-05-24
CIK 927653

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2017, was approximately $32 billion.
Number of shares of common stock outstanding on April 30, 2018: 202,050,986
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.	Business.
General
McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns), currently ranked 6th on the FORTUNE 500, is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information technology. We partner with manufacturers, providers, pharmacies, governments and other organizations in healthcare to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively.
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
Business Segments
Through the end of 2018, we operated our business through two reportable segments: McKesson Distribution Solutions (“MDS”) and McKesson Technology Solutions (“MTS”).

Our Distribution Solutions segment distributes brand, generic, specialty, biosimilar and over-the-counter (“OTC”) pharmaceutical drugs and other healthcare-related products worldwide. This segment provides practice management, technology, clinical support and business solutions to community-based oncology and other specialty practices. This segment also provides solutions for manufacturers including offering multiple distribution channels and clinical trial access to our network of oncology physicians. It also provides medical-surgical supply distribution, equipment, logistics, and other services to healthcare providers within the United States. Additionally, this segment operates retail pharmacy chains in Europe and Canada, and supports independent pharmacies within North America and Europe. It also sells financial, operational and clinical solutions to pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services.

Our Technology Solutions segment provides clinical, financial and supply chain management solutions to healthcare organizations and owns approximately 70% equity interest in a joint venture, Change Healthcare Holdings, LLC (“Change Healthcare”), which was formed in the fourth quarter of 2017.

Distribution Solutions segment:

Our Distribution Solutions segment consists of the following businesses: North America pharmaceutical distribution and services, International pharmaceutical distribution and services and Medical-Surgical distribution and services.

North America pharmaceutical distribution and services

Our North America pharmaceutical distribution and services business is the largest pharmaceutical distributor in the United States with more than 40,000 customers and is comprised of the following business units: U.S. Pharmaceutical Distribution, McKesson Specialty Health, McKesson Canada and McKesson Prescription Technology Solutions (“MRxTS”).

McKESSON CORPORATION

U.S. Pharmaceutical Distribution

This business is the largest pharmaceutical distributor in the United States with more than 40,000 customers. This business supplies brand, generic, specialty, biosimilar and OTC pharmaceutical drugs and other healthcare-related products to customers throughout the United States and Puerto Rico through three primary customer channels: (1) Retail national accounts which includes national and regional chains, food and drug combinations, mail order pharmacies and mass merchandisers; (2) Independent retail pharmacies; and (3) Institutional healthcare providers such as hospitals, health systems, integrated delivery networks and long-term care providers. This business also provides solutions and services to pharmaceutical manufacturers. This business provides secondary distribution of generics and medical supplies and consulting services. We also source generic pharmaceutical drugs through our joint sourcing entity, ClarusONE Sourcing Services, LLP (“ClarusONE”), which was formed in 2017.

Our U.S. pharmaceutical distribution business operates and serves customer locations in all 50 states and Puerto Rico through a network of 27 distribution centers, as well as a primary redistribution center, two strategic redistribution centers and two repackaging facilities. We invest in technology and other systems at all of our distribution centers to enhance safety and reliability and product availability. For example, we offer McKesson ConnectSM, an internet-based ordering system that provides item lookup and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. We make extensive use of technology as an enabler to ensure customers have the right products at the right time in the right place.

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

The major customer groups of our U.S. Pharmaceutical Distribution business can be categorized as: retail national accounts, independent retail pharmacies and institutional healthcare providers.

Retail National Accounts: We provide business solutions that help retail national account customers increase revenues and profitability. Solutions include:

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

•	Inventory Management — An integrated solution comprising forecasting software and automated replenishment technologies that reduce inventory-carrying costs.

•	ExpressRx Track™ — Pharmacy automation solution featuring state-of-the-art robotics, upgraded imaging and expanded vial capabilities, and industry-leading speed and accuracy in a small footprint.

McKESSON CORPORATION

Independent Retail Pharmacies: We provide managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:

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

•	Health Mart Atlas® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.

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

•	Sunmark® — Complete line of more than 600 products that provide independent retail pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Sponsored Clinical Services (“SCS”) Network — Access to patient-support services that allows pharmacists to earn service fees and to develop stronger patient relationships.
Institutional Healthcare Providers: We provide electronic ordering/purchasing and supply chain management systems that help customers improve financial performance, increase operational efficiencies and deliver better patient care. Solutions include:

•	Fulfill-RxSM — Ordering and inventory management system that empowers hospitals to optimize the often complicated processes related to unit-based cabinet replenishment and inventory management.

•	Asset Management — Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.

•
SKY Packaging — Blister-format packaging containing the most widely prescribed dosages and strengths in generic oral-solid medications. SKY Packaging enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.

•	McKesson Plasma and Biologics — A full portfolio of plasma-derivatives and biologic products. In the second quarter of 2018, we acquired BDI Pharma, LLC (“BDI”).

•	McKesson OneStop Generics® — Described above.
McKesson Specialty Health (“MSH”)
Our MSH business provides a range of services and solutions to oncology and other specialty practices operating in communities across the country, to pharmaceutical and biotechnology suppliers who manufacture specialty drugs and vaccines, and to payers and hospitals. This business is focused on three core business lines: Manufacturer Solutions, Practice Management and Provider Solutions.

McKESSON CORPORATION

Manufacturer Solutions: This business helps manufacturers accelerate the approval and successful commercialization of specialty pharmaceuticals across the product life cycle. Our offerings include supply chain services, including specialty pharmacy services and third-party logistics (“3PL”), provider and patient engagement programs, clinical trial support, patient assistance programs, reimbursement services and analytics. In addition, we help manufacturers minimize reimbursement challenges while offering affordable, safe access to therapies through Risk Evaluation and Mitigation Strategies (“REMS”) programs.
In the fourth quarter of 2018, we completed our acquisition of RxCrossroads, a provider of tailored services to pharmaceutical and biotechnology manufacturers. RxCrossroads is headquartered in Louisville, Kentucky. This acquisition enhances our end-to-end solutions for manufacturers of branded, specialty, generic and biosimilar drugs, including comprehensive patient support services, custom pharmacy solutions and third-party logistics. In addition, this acquisition will add plasma logistics to our manufacturer solutions, complementing the Company’s established customer-facing plasma offerings. This is a continuation of our strategy to achieve better patient outcomes through efficiency and coordination across the supply chain, and throughout the patient journey.
Practice Management: This business provides a variety of solutions, including practice operations, healthcare information technology, revenue cycle management and managed care contracting solutions, evidence-based guidelines and quality measurements to support U.S. Oncology Network, one of the nation’s largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care. We also support U.S. Oncology Research, one of the nation’s largest research networks, specializing in oncology clinical trials.
Provider Solutions: This business offers community specialists (oncologists, rheumatologists, ophthalmologists, urologists, neurologists and other specialists) an extensive set of customizable products and services designed to strengthen core practice operations, enhance value-based care delivery and expand their service offering to patients. Tools and services include specialty drug distribution and group purchasing organization (“GPO”) services, technology solutions, practice consulting services, and vaccine distribution, including our exclusive distributor relationship with the Centers for Disease Control and Prevention’s (“CDC”) Vaccines for Children program. Community-based physicians in this business line have broad flexibility and discretion to select the products and commitment levels that best meet their practice needs. In the second quarter of 2018, we acquired intraFUSION, Inc. (“intraFUSION”) of Houston, Texas, which provides management services to physician office infusion centers.
When we classify a pharmaceutical product or service as “specialty,” we consider the following factors: diseases requiring complex treatment regimens such as cancer and rheumatoid arthritis; plasma and biologics products; ongoing clinical monitoring requirements, high-cost, special handling, storage and delivery requirements and, in some cases, exclusive distribution arrangements. Our use of the term “specialty” to define a portion of our distribution business may not be comparable to that used by other industry participants, including our competitors.
McKesson Canada
McKesson Canada is one of the largest wholesale distributors and pharmacy retailers in Canada.
The wholesale business delivers their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions in Canada through a network of 13 distribution centers and provides logistics and distribution services for manufacturers. Beyond wholesale pharmaceutical logistics and distribution, McKesson Canada provides automation solutions to its retail and hospital customers. McKesson Canada also provides health information exchange solutions that streamline clinical and administrative communication. Through specialty solutions and services, McKesson Canada works with health care providers, manufacturers and payers to help patients with complex diseases by improving access to life-saving treatments.
The retail business operates approximately 450 owned pharmacies under the Rexall Health brand in Canada where we provide patients with greater choice and access, integrated pharmacy care and industry-leading service levels. We also provide retail banner services that help independent pharmacists compete and grow through innovative services and operations support. In the second quarter of 2018, we expanded our support for Canadian banners to more than 2,400 independent pharmacies by adding more than 300 independent pharmacies in Quebec, Canada, with our acquisition of the Uniprix Group.

McKESSON CORPORATION

MRxTS
This business is comprised of McKesson Pharmacy Technology and Services, RelayHealth Pharmacy and CoverMyMeds. This business supports our customers, including physicians, with a comprehensive, expanded portfolio of solutions designed to help them drive business growth, realize greater business efficiencies, deliver high-quality care, enhance medication adherence and safety, and more effectively connect with other participants in the pharmaceutical supply chain. MRxTS focuses on customers across the pharmacy industry, including manufacturers, payers, providers, retail pharmacies, hospital pharmacies and government agencies.
International pharmaceutical distribution and services
Our International pharmaceutical distribution and services business provides distribution and services to wholesale, institutional and retail customers in 13 European countries where we own, partner or franchise with retail pharmacies, as further described below. The business consists of Pharmacy Solutions and Consumer Solutions.
Our Pharmacy Solutions business delivers pharmaceutical and other healthcare-related products to pharmacies across Europe. This business functions as a vital link connecting manufacturers to retail pharmacies. This business supplies medicines to patients by procuring pharmaceuticals approved in each country as well as supplying other products sold in pharmacies.  Pharmaceutical and other healthcare-related products are stored at regional wholesale branches using technology-enabled management systems. Our European business leverages its scale and provides innovative and effective medical care services to create enhanced customer value.
Our Consumer Solutions business serves patients and consumers in European countries directly through over 2,000 of our own pharmacies and over 7,000 participant pharmacies operating under brand partnership arrangements. In addition, this business includes outpatient dispensing and homecare arrangements mainly in the United Kingdom (“U.K.”).  This business provides traditional prescription pharmaceuticals, non-prescription products and medical services and operates under the Lloyds Pharmacy brand in Belgium, Ireland, Italy, Sweden and the U.K.. In addition, we partner with independent pharmacies under our franchise program.

Medical-Surgical distribution and services
Our Medical-Surgical distribution and services business provides medical-surgical supply distribution, logistics and other services to healthcare providers, including physicians’ offices, surgery centers, extended care facilities, hospital reference labs, and homecare and occupational health sites. Through a network of distribution centers within the U.S., we offer more than 275,000 national brand products plus McKesson’s own line of high-quality medical-surgical products. As a leading distributor of products and solutions to the full range of alternate-site healthcare facilities, we care for our customers so they can care for their patients. We serve our customers across the continuum of care to help improve efficiencies, profitability and compliance while promoting better patient outcomes. Our comprehensive portfolio of medical-surgical products helps our customers increase revenue with the right product mix. With 85% of patient visits happening beyond the hospital, each of these sites has unique needs and challenges. We serve more than 200,000 medical practices, including physician offices, surgery centers, seven of the top ten urgent care center chains and more than 1,800 community health centers. We develop customized plans to address the clinical support needs of our customers, including tackling reimbursements, reducing administrative burdens, and training and educating clinical staff.
On April 25, 2018, we entered into a definitive agreement to purchase Medical Specialties Distributors LLC, a leading national distributor of infusion and medical-surgical supplies as well as provider of biomedical services to alternate site and home health providers.
Technology Solutions Segment
Our Technology Solutions segment consists of our equity investment in Change Healthcare and our Enterprise Information Solutions (“EIS”) business.

McKESSON CORPORATION

Equity investment in Change Healthcare:
On March 1, 2017, we finalized a contribution agreement (“Contribution Agreement”) with Change Healthcare Holdings, Inc. (“Change”), a Delaware corporation, and others including shareholders of Change to form a joint venture, Change Healthcare. Under the terms of the Contribution Agreement, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to Change Healthcare. In exchange for the contribution, we own approximately 70% of the joint venture with the remaining equity ownership held by Change shareholders. We retained our RelayHealth Pharmacy (“RHP”) and EIS businesses. Our investment in Change Healthcare is accounted for using the equity method of accounting.  Change Healthcare is a healthcare technology company that leverages software and analytics, network solutions, and technology-enabled services to enable better patient care, choice, and outcomes at scale. We transferred our RHP business to our MDS segment, effective April 1, 2017.
Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
EIS:
This business provided clinical and financial information systems for healthcare organizations including professional services, workflow management and supply chain management solutions.
On October 2, 2017, we sold our EIS business to a third party. We received net cash proceeds of $169 million after $16 million of assumed net debt by the third party. We recognized a pre-tax gain of $109 million (after-tax gain of $30 million) upon the disposition of this business in the third quarter of 2018.
Fiscal 2019 Operating Segments
As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2017 and December 31, 2017, the executive who was our segment manager of the Distribution Solutions segment retired from the Company in January 2018. As a result, the Company’s chief operating decision maker (“CODM”) evaluated our management and operating structure. In connection with the completion of this evaluation in the first quarter of 2019, our operating structure is realigned, and we will report our financial results in three reportable segments on a retrospective basis commencing in the first quarter of 2019: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure will be included in Other. Other primarily consists of McKesson Canada, McKesson Prescription Technology Solutions and our equity method investment in Change Healthcare. The segment changes will reflect how our CODM allocates resources and assesses performance commencing in the first quarter of 2019. Refer to Financial Note 28, “Segments of Business” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Business Combinations, Investments, Discontinued Operations and Divestitures
We have undertaken additional strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2, 5, 6 and 7, “Healthcare Technology Net Asset Exchange,” “Divestitures,” “Business Combinations” and “Discontinued Operations” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Competition
Our two reportable segments, Distribution Solutions and Technology Solutions, face highly competitive global environments with strong competition from international, national, regional and local full-line, short-line and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations.  In addition, these segments face competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers of the segment, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. In all areas, key competitive factors include price, quality of service, breadth of product lines, innovation and, in some cases, convenience to the customer.

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
Other Information about the Business
Customers: During 2018, sales to our ten largest customers, including GPOs accounted for approximately 51.7% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.9% of our total consolidated revenues. At March 31, 2018, trade accounts receivable from our ten largest customers were approximately 24.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 16.4% of total trade accounts receivable. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than 6% of our purchases in 2018. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in 2018 accounted for approximately 41% of our purchases.
A significant portion of our distribution arrangements with the manufacturers provides us compensation based on a percentage of our purchases. In addition, we have certain distribution arrangements with pharmaceutical manufacturers that include an inflation-based compensation component whereby we benefit when the manufacturers increase their prices as we sell our existing inventory at the new higher prices. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to us, could have an adverse impact on our gross profit margin.
Research and Development: Research and development (“R&D”) costs were $125 million, $341 million and $392 million during 2018, 2017 and 2016. Development expenditures in 2017 and 2016 were primarily incurred by our MTS segment. R&D costs were lower in 2018 due to the 2017 contribution of the majority of our MTS businesses. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2018 and is not expected to be material in the next year.
Employees: On March 31, 2018, we employed approximately 78,000 employees, including approximately 20,000 part-time employees.
Financial Information About Foreign and Domestic Operations: Certain financial information relating to foreign and domestic operations is included in Financial Note 28, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K. See “Risk Factors” in Part I, Item 1A below for information regarding risks associated with our foreign operations.
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
Many of our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry in the United States has changed significantly in an effort to enhance efficiencies, reduce costs and improve patient outcomes. These changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the basis for payments, shifting away from fee-for-service and towards value-based payments and risk-sharing models, increases in the use of managed care and consolidation in the healthcare industry. We expect the healthcare industry in the United States to continue to change and for healthcare delivery models to evolve in the future.
Changes in the healthcare industry’s or our pharmaceutical suppliers’ pricing, selling, inventory, distribution or supply policies or practices could significantly reduce our revenues and net income. Additionally, if we experience disruptions in our supply of generic drugs, our margins could be adversely affected. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes could have a material adverse impact on our results of operations, while not affecting some of our competitors who offer a narrower range of products and services.
The majority of our U.S. pharmaceutical distribution business agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide. However, failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations. Certain distribution business agreements we entered into with manufacturers continue to have pharmaceutical price inflation as a component of our compensation. Consequently, our results of operations could be adversely affected if the frequency or magnitude of pharmaceutical price increases or decreases, which we do not control. In addition, we distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. Our generic pharmaceutical sourcing program has benefited from the joint sourcing entity, ClarusONE. If ClarusONE does not continue to be successful, our margins could be adversely affected. Our Distribution Solutions segment experienced weaker pharmaceutical pricing trends over the last three years. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the nature, frequency and magnitude of generic pharmaceutical launches, could have a material adverse impact on our results of operations. Additionally, any future changes in branded and generics drug pricing could be significantly different than our projections.
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

McKESSON CORPORATION

Reimbursements: Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), signed into law in 2010, revised, subject to rulemaking, the federal upper limits (“FUL”) for Medicaid reimbursement for multiple source generic drugs available for purchase by retail community pharmacies on a nationwide basis. On February 1, 2016, the Centers for Medicare and Medicaid Services (“CMS”) published the Covered Outpatient Drugs final rule. The final rule, with limited exceptions, establishes the FUL to be 175% of the weighted average (determined on the basis of utilization across a drug molecule when multiple sources are available) of the most recently reported monthly average manufacturer price (“AMP”). Additionally, the final rule established actual acquisition cost as the basis by which states should determine their ingredient cost reimbursement, addressed the sufficiency of dispensing fees to reflect the cost of the pharmacist’s professional services and cost to dispense drugs to Medicaid beneficiaries, and clarified that states are required to evaluate the sufficiency of both ingredient cost and professional dispensing fee when proposing changes to either component. Use of the revised AMP-based FUL may result in a reduction in the Medicaid reimbursement rates to our customers for certain pharmaceuticals, which could indirectly impact the prices that we can charge our customers and cause corresponding declines in our profitability.
The federal government may adopt measures that could reduce Medicare and/or Medicaid spending, or impose additional requirements on healthcare entities. For example, under the terms of the Budget Control Act of 2011, an automatic 2% reduction of Medicare program payments for all healthcare providers became generally effective for services provided on or after April 1, 2013. This automatic reduction is known as “sequestration.” Medicare generally reimburses physicians for Part B drugs at the rate of average sales price (“ASP”) plus 6%. The implementation of sequestration pursuant to the Budget Control Act of 2011 has effectively reduced reimbursement below the ASP plus 6% level for the duration of sequestration (which lasts through fiscal 2024 in the absence of additional legislation). On September 20, 2017, CMS issued a request for information seeking recommendations for payment models, which could include prescription drug models under Medicare Parts B and D and state Medicaid programs. CMS noted its interest in drug pricing and value-based purchasing models involving “novel arrangements between plans, manufacturers, and stakeholders across the supply chain.” Additionally, CMS published a proposed rule on July 20, 2017 that would cut Medicare outpatient hospital reimbursement for separately payable drugs (other than vaccines) purchased through the 340B drug pricing program at ASP minus 22.5% (with certain exceptions), rather than ASP plus 6%. CMS finalized this rule on November 1, 2017. As another example, the Medicare Access and CHIP Reauthorization Act (“MACRA”), signed into law in April 2015, seeks to reform Medicare reimbursement policy for physician fee schedule services and adopts a series of policy changes affecting a wide range of providers and suppliers. Most notably, MACRA repeals the statutory Sustainable Growth Rate formula, which has called for cuts in Medicare rates in recent years, but which Congress routinely stepped in to override the full application of the formula. Instead, after a period of stable payment updates, MACRA links physician payment updates to quality and value measurements and participation in alternative payment models. MACRA also extends certain expiring Medicare and other health policy provisions, including extending the Children’s Health Insurance Program. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or affect any such initiatives or reductions will have on us.
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

McKESSON CORPORATION

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
Pedigree Tracking: There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system, otherwise known as pedigree tracking. In November 2013, Congress passed and the President signed into law the Drug Quality and Security Act (“DQSA”). The DQSA establishes federal standards requiring supply-chain stakeholders to participate in an electronic, interoperable, lot-level prescription drug track and trace system. The law also preempts state drug pedigree requirements. The DSQA also establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements in states that had not previously licensed such entities.
In addition, the Food and Drug Administration Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices, 2D data matrix barcodes and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (“SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have a material adverse impact on our results of operations.
Privacy: There are numerous federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse, specialty pharmacy and medical surgical supply business.
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

McKESSON CORPORATION

Healthcare Reform:    The Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement and/or finalize (e.g. nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage). Further, as a result of the November 2016 U.S. presidential election, there are continued uncertainties associated with efforts to change or repeal certain provisions of the ACA or other healthcare reforms, and we cannot predict their full effect on the Company at this time. A top legislative priority of the new presidential administration and Congress may be significant reform of the ACA, as discussed above. While there is currently a substantial lack of clarity around the likelihood, timing and details of any such policies and reforms, such policies and reforms may have a material adverse impact on our results of operations.
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
We have operations based in, and we source and contract manufacture pharmaceutical and medical-surgical products in, a number of foreign countries. Moreover, in Europe, McKesson Europe AG (“McKesson Europe”), formerly known as Celesio AG, operates as a wholesale and retail company and provider of logistics and services to the pharmaceutical and healthcare sector.
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
Provincial governments in Canada provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs. Provincial governments in Canada have introduced significant changes in recent years in an effort to reduce the costs of publicly funded health programs. For instance, to reduce the cost for taxpayers, provincial governments have taken and will continue to take steps to reform the rules regarding the sale of generic drugs. These changes include increased powers of investigation, reporting and enforcement for provincial regulatory agencies, the significant lowering of prices for generic pharmaceuticals and, in some provinces, changes to the allowable amounts of professional allowances paid to pharmacists by generic manufacturers and the tendering of generic molecules on provincial drug formularies. These reforms may adversely affect the distribution of drugs as well as the pricing for prescription drugs for the Company’s operations in Canada. Additional provinces have implemented or are considering similar changes, which would also lower pharmaceutical pricing and service fees. Individually or in combination, such changes in the Canadian healthcare environment may significantly reduce our Canadian revenue and operating profit.
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
In Europe, beginning May 25, 2018, we are subject to the General Data Protection Regulation, which requires EU member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition, certain member states have adopted more stringent data protection standards. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.
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

McKESSON CORPORATION

Our results of operations could be impacted if our investment in Change Healthcare fails to perform as expected.
On March 1, 2017, McKesson contributed the majority of its Core MTS Business and Change contributed substantially all of its businesses, excluding its pharmacy switch and prescription routing businesses, to form a joint venture, Change Healthcare. The purpose of the transaction was to create a new healthcare information technology company, bringing together the complementary strengths of the contributed assets to provide software and analytics, network solutions and technology-enabled services that will help customers obtain actionable insights, exchange mission-critical information, control costs, optimize revenue opportunities, increase cash flow and effectively navigate the shift to value-based healthcare. Change Healthcare is jointly governed by McKesson and Change. Operating a business under joint governance of unaffiliated, controlling members could lead to conflicts of interest or deadlocks on important and time-sensitive operational, financial or strategic decisions, and will require additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. If we are unable to manage our joint venture relationship and to realize the strategic and financial benefits that we expect, including an initial public offering of Change Healthcare, such inability to manage the relationship or realize benefits may have a material adverse impact on our results of operations.
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
From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal and regulatory proceedings involving false claims, healthcare fraud and abuse, antitrust, class actions, commercial, employment, environmental, intellectual property, licensing, tort and other various claims. For example, the Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. The Company has been served with many complaints, often brought by governmental entities (including counties and municipalities) that allege violations of controlled substance laws and various other statutes in addition to common law claims, including negligence and public nuisance, and seek monetary damages and equitable relief. Some states and other governmental entities have indicated that they are considering filing similar suits. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary payments. In some cases, substantial non-economic remedies or punitive damages may be sought. For some complaints filed against the Company, we are currently unable to estimate the amount of possible losses that might be incurred should these legal proceedings be resolved against the Company.
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
Our Distribution Solutions segment (and commencing in first quarter of 2019, our reportable segments including U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions, Medical-Surgical Solutions and Other) faces a highly competitive global environment with strong competition from international, national, regional and local full-line, short-line and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers of the segment, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. In all areas, key competitive factors include price, quality of service, breadth of product lines, innovation and, in some cases, convenience to the customer.
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
Our McKesson Prescription Technology Solutions business experiences substantial competition from many companies, including other software services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, payers, care management organizations, hardware vendors and internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered.
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
In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2018, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 51.7% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.9% of our total consolidated revenues. At March 31, 2018, trade accounts receivable from our ten largest customers were approximately 24.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 16.4% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations and liquidity.
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
We rely on sophisticated computer systems to perform our business operations. Although we, our customers and our external service providers use a variety of security measures to protect our and their computer systems, a failure or compromise of our, our customers’ or our external service providers’ computer systems from a cyberattack, natural disaster, or malfunction may result in material adverse operational and financial consequences.
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including personally identifiable information, protected health information, financial information and other sensitive information relating to our customers, company and workforce. We routinely process, store and transmit large amounts of data in our operations, including sensitive personal information, protected health information, financial information, and confidential information relating to our business or third parties. Some of the data that we process, store and transmit may travel outside of the United States. Additionally, we outsource some important IT functions to external service providers worldwide.
Our industry is subject to various evolving federal, state and international data and security laws and regulations, which impose operational costs to achieve compliance. Any failure to comply with these laws and regulations could result in regulatory enforcement activity and fines. In addition, compliance with these requirements could require changes in business practices, complicate our operations, and increase our oversight needs.

McKESSON CORPORATION

The constant evolution of cyberattacks has caused us to spend more time and money to deal with increasingly sophisticated attacks. Despite our implementation of a variety of physical, technical and administrative security measures, our, our customers’ and our external service providers’ computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we and our customers have experienced threats to data and systems, including malware and ransomware attacks, unauthorized access, system failures, and disruptions.
A failure or compromise of our, our customers’ or our external service providers’ computer systems may result in business disruption or jeopardize the confidential, proprietary, and sensitive information processed, stored, and transmitted through such computer systems. Such an event may result in significant damage to our reputation, financial losses, litigation, increased costs, regulatory penalties, notification costs, remediation expenses, customer attrition, brand impairment, or other business harm. These risks may increase in the future as we continue to expand our internet and mobile strategies and to build an integrated digital enterprise.
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
Transactions like our acquisitions of McKesson Europe and Rexall Health expose us to additional risks related to providing pharmacy services. Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. Although we maintain liability insurance, the coverage may not be adequate to protect us against future claims. If our insurance coverage proves to be inadequate or unavailable, or we suffer reputational harm as a result of an error or omission, it could have a material adverse impact on our results of operations.
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
The software and technology services that we sell or operate are complex. As with complex systems offered by others, our software and technology services may contain errors, especially when first introduced. For example, some of our systems are intended to provide information to healthcare professionals in the course of delivering patient care. Therefore, users of our software and technology services have a greater sensitivity to errors than the general market for software products. If clinicians’ use of our software and technology services leads to faulty clinical decisions or injury to patients, we could be subject to claims or litigation by our customers, clinicians or patients. In addition, such failures could damage our reputation and could negatively affect future sales.
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
We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (1) power loss and telecommunications failures; (2) fire, flood, hurricane and other natural disasters; (3) software and hardware errors, failures or crashes; and (4) cyberattacks, computer viruses, hacking and other similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change controls, information security procedures, and continued development and enhancement of our cyber security, but our precautions may not protect against all risks. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. If customers’ access is interrupted from failure or breach of our operational or information security systems, or those of our contractors or third-party service providers, we could suffer reputational harm or be exposed to liabilities arising from the unauthorized and improper use or disclosure of confidential or proprietary information. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.
We may be required to record a significant charge to earnings if our goodwill, intangible and other long-lived assets, or investments become impaired.
We are required under U.S. generally accepted accounting principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances, such as a divestiture, indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for less than its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined. This could have a material adverse impact on our results of operations. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, a deterioration in the U.S. and global financial markets, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge.

McKESSON CORPORATION

Our investment in Change Healthcare represents the fair value of our 70% equity interest in Change Healthcare upon closing. We may experience declines in its fair value. A decline in the fair value of our Change Healthcare investment may require that we review the carrying value for potential impairment, and such review could result in an impairment charge to our consolidated statements of operations.
Tax legislation initiatives or challenges to our tax positions could have a material adverse impact on our results of operations.
We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, legislation may be enacted that could adversely affect our tax positions. There can be no assurance that our effective tax rate and the resulting cash flow will not be adversely affected by these changes in legislation. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was enacted and contains significant changes to U.S. income tax law. Effective in 2018, the 2017 Tax Act reduces the U.S. statutory tax rate from 35% to 21%. Effective in 2019, it creates new taxes focused on foreign-sourced earnings and related-party payments. In addition, we were subject to a one-time transition tax in 2018 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements for the year ended March 31, 2018, in accordance with SAB 118. The U.S. Treasury Department and IRS have not yet issued regulations with respect to the 2017 Tax Act. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the 2017 Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, material adjustments to our tax estimates impact our provision for income taxes and our earnings per share, as well as our cash flows, in the period in which any such adjustments are made. Refer to Financial Note 10, “Income Taxes,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
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
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our consolidated financial statements.
Our consolidated financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as the amended guidance for leases, may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could result in a material adverse impact on our financial position and results of operations.
We could face significant liability if we withdraw from participation in one or more multiemployer pension plans in which we participate, or if one or more multiemployer plans in which we participate is underfunded.
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
From time to time, the Company may enter into restructuring and business process initiatives. In April 2018, the Company announced a multi-year strategic growth initiative focused on creating innovative new solutions that improve patient care delivery and drive incremental profit growth. The initiative includes a comprehensive review of the Company’s operations and cost structure, designed to increase efficiency, accelerate execution and improve long-term performance. In March 2016, the Company also committed to a restructuring plan to lower its operating costs (“Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce and business process initiatives that will be substantially implemented prior to the end of 2019. These types of initiatives could yield unintended consequences such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel, and reduced employee productivity which could negatively affect our business, sales, financial condition and results of operations. Moreover, our restructuring and business process initiatives result in charges and expenses that impact our operating results. We cannot guarantee that the activities under any restructuring and business initiative will result in the desired efficiencies and estimated cost savings.

We may experience difficulties with outsourcing and similar third-party relationships.
Our ability to conduct our business might be negatively impacted if we experience difficulties with outsourcing and managing similar third-party relationships. We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. If we fail to develop, implement and monitor our outsourcing strategies, such strategies prove to be ineffective or fail to provide expected cost savings, or our third-party providers fail to perform as anticipated, we may experience operational difficulties and increased costs may adversely affect the results of our operations.

McKESSON CORPORATION

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

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	59	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company — 22 years.

Britt J. Vitalone	49
Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014.  Service with the Company — 12 years.

Jorge L. Figueredo	57	Executive Vice President, Human Resources since May 2008. Service with the Company — 10 years.

Kathleen D. McElligott	62
Executive Vice President, Chief Information Officer and Chief Technology Officer since July 2015; Chief Information Officer and Vice President, Information Technology, Emerson Electric from 2010 to July 2015. Service with the Company — 2 years.

Bansi Nagji	53
Executive Vice President, Corporate Strategy and Business Development since February 2015; Principal, Deloitte Consulting, LLP and Global Leader, Monitor Deloitte (which was formed by the global merger of Monitor Group with Deloitte) from January 2013 to February 2015; President, Monitor Group from July 2012 to January 2013; Partner, Monitor Group from 2001 to January 2013. Service with the Company — 3 years.

Lori A. Schechter	56
Executive Vice President, General Counsel and Chief Compliance Officer since June 2014; Associate General Counsel from January 2012 to June 2014; Litigation Partner, Morrison & Foerster LLP from January 1995 to December 2011. Service with the Company — 6 years.

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
The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2018		2017
	High	Low	High	Low
First quarter	$169.29	$133.82	$188.43	$154.33
Second quarter	$168.87	$145.13	$199.43	$163.57
Third quarter	$164.29	$134.25	$166.78	$114.53
Fourth quarter	$178.86	$137.10	$153.07	$134.17

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2018 was approximately 5,619.

(c)
Dividends: In July 2017, the Company’s quarterly dividend was raised from $0.28 to $0.34 per common share for dividends declared on or after such date by the Company’s Board of Directors (the “Board”).  The Company declared regular cash dividends of $1.30 and $1.12 per share in the years ended March 31, 2018 and 2017.

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

McKESSON CORPORATION

In 2017, we repurchased 14.1 million of the Company’s shares for $2.0 billion through open market transactions at an average price per share of $140.96.  In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. As of March 31, 2017, we had received 1.4 million shares under this program. This ASR program was completed in April 2017 and we received 0.3 million additional shares. The total number of shares repurchased under this ASR program was 1.7 million shares at an average price per share of $143.19.  During 2017, we completed the October 2015 share repurchase authorization. The total authorization outstanding for repurchases of the Company’s common stock was $2.7 billion at March 31, 2017.
In 2018, we repurchased 3.5 million of the Company’s shares for $500 million through open market transactions at an average price per share of $144.43. In June 2017, August 2017 and March 2018, we entered into three separate ASR programs with third-party financial institutions to repurchase $250 million, $400 million and $500 million of the Company’s common stock. As of March 31, 2018, we completed and received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. In addition, we received 2.5 million shares representing the initial number of shares due in March 2018 and an additional 0.5 million shares in April 2018 under the March 2018 ASR program. The total number of shares to be ultimately repurchased by the Company under the March 2018 ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of the Company’s common stock during this program, less a discount. The program is anticipated to be completed during the first quarter of 2019. The total authorization outstanding for repurchase of the Company’s common stock was $1.1 billion at March 31, 2018.
In May 2018, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock. The total authorization outstanding for repurchases of the Company’s common stock was increased to $5.1 billion.
The following table provides information on the Company’s share repurchases during the fourth quarter of 2018:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2018 - January 31, 2018	—	$—	—	$1,846
February 1, 2018 - February 28, 2018	0.7	152.00	0.7	1,734
March 1, 2018 - March 31, 2018	3.5	155.87 (2)	3.5	1,096
Total	4.2		4.2

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax-withholding obligations in connection with employee equity awards.

(2)
The average price paid per share computation includes the initial share settlement of 2.5 million shares from the March 2018 ASR program, of which the actual average price of shares will be determined at the termination of the program.

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

	March 31,
	2013	2014	2015	2016	2017	2018
McKesson Corporation	$100.00	$164.63	$211.91	$148.16	$140.65	$133.64
S&P 500 Index	$100.00	$121.86	$137.37	$139.82	$163.83	$186.75
S&P 500 Health Care Index	$100.00	$129.24	$163.09	$154.64	$172.57	$192.01
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2013 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2018	2017	2016	2015	2014
Operating Results
Revenues	$208,357	$198,533	$190,884	$179,045	$137,392
Percent change	4.9%	4.0%	6.6%	30.3%	12.4%
Gross profit	$11,184	$11,271	$11,416	$11,411	$8,352
Income from continuing operations before income taxes (2)	239	6,891	3,250	2,657	2,171
Income (loss) after income taxes
Continuing operations (2)	292	5,277	2,342	1,842	1,414
Discontinued operations	5	(124)	(32)	(299)	(156)
Net income	297	5,153	2,310	1,543	1,258
Net (income) loss attributable to noncontrolling interests (1)	(230)	(83)	(52)	(67)	5
Net income attributable to McKesson Corporation (2)	67	5,070	2,258	1,476	1,263

Financial Position
Working capital	$451	$1,336	$3,366	$3,173	$3,221
Days sales outstanding for: (3)
Customer receivables	25	27	28	26	29
Inventories	30	30	32	31	33
Drafts and accounts payable	60	61	59	54	54
Total assets	$60,381	$60,969	$56,523	$53,870	$51,759
Total debt, including capital lease obligations	7,880	8,545	8,114	9,844	10,594
Total McKesson stockholders’ equity (4)	9,804	11,095	8,924	8,001	8,522
Payments for property, plant and equipment	405	404	488	376	278
Acquisitions, net of cash and cash equivalents acquired	2,893	4,237	40	170	4,634

Common Share Information
Common shares outstanding at year-end	202	211	225	232	231
Shares on which earnings per common share were based
Diluted	209	223	233	235	233
Basic	208	221	230	232	229
Diluted earnings (loss) per common share attributable to McKesson Corporation (5)
Continuing operations	$0.30	$23.28	$9.84	$7.54	$6.08
Discontinued operations	0.02	(0.55)	(0.14)	(1.27)	(0.67)
Total	0.32	22.73	9.70	6.27	5.41
Cash dividends declared	270	249	249	226	214
Cash dividends declared per common share	1.30	1.12	1.08	0.96	0.92
Book value per common share (5) (6)	48.53	52.58	39.66	34.49	36.89
Market value per common share - year-end	140.87	148.26	157.25	226.20	176.57

Supplemental Data
Debt to capital ratio (7)	40.6%	39.2%	43.6%	50.3%	55.4%
Average McKesson stockholders’ equity (8)	$11,016	$9,282	$8,688	$8,703	$7,803
Return on McKesson stockholders’ equity (9)	0.6%	54.6%	26.0%	17.0%	16.2%

McKESSON CORPORATION

Footnotes to Five-Year Highlights:

(1)
Primarily reflects guaranteed dividends for 2015 and annual recurring compensation for 2016, 2017 and 2018 that McKesson became obligated to pay to the noncontrolling shareholders of McKesson Europe upon the effectiveness of the Domination Agreement in December 2014. 2018 and 2017 also include net income attributable to third-party equity interests in our consolidated entities including Vantage and ClarusONE Sourcing Services LLP, which was formed in 2017.

(2)
2018 includes non-cash goodwill impairment charges (pre-tax and after-tax) of $1,738 million for our McKesson Europe and Rexall Health reporting units. 2017 includes a pre-tax gain of $3,947 million ($3,018 million after-tax) from the contribution of our Core MTS Business in connection with Healthcare Technology Net Asset Exchange.

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
We conduct our business through two reportable segments: McKesson Distribution Solutions (“MDS”) and McKesson Technology Solutions. Refer to Financial Note 28, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for a description of these segments.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

RESULTS OF OPERATIONS
Overview:

(Dollars in millions, except per share data and ratios)	Years Ended March 31,			Change
	2018	2017	2016	2018		2017

Revenues	$208,357	$198,533	$190,884	5%		4%

Gross Profit	$11,184	$11,271	$11,416	(1)%		(1)%

Gross Profit Margin	$5.37	$5.68	$5.98	(31)	bp	(30)	bp

Operating Expenses
Operating Expenses	$(8,263)	$(7,801)	$(7,771)	6%		—%
Goodwill impairment charges	(1,738)	(290)	—	499		NM
Restructuring and asset impairment charges	(567)	(18)	(203)	3,050		(91)
Gains from sales of businesses	109	—	103	NM		NM
Gain on healthcare technology net asset exchange, net	37	3,947	—	(99)		NM
Total Operating Expenses	$(10,422)	$(4,162)	$(7,871)	150%		(47)%

Loss from Equity Method Investment in Change Healthcare	$(248)	$—	$—	NM		NM

Loss on Debt Extinguishment	$(122)	$—	$—	NM		NM

Income from Continuing Operations Before Income Taxes	$239	$6,891	$3,250	(97)%		112%
Income Tax Benefit (Expense)	53	(1,614)	(908)	(103)		78
Income from Continuing Operations	292	5,277	2,342	(94)		125
Income (Loss) from Discontinued Operations, Net of Tax	5	(124)	(32)	(104)		288
Net Income	297	5,153	2,310	(94)		123
Net Income Attributable to Noncontrolling Interests	(230)	(83)	(52)	177		60
Net Income Attributable to McKesson Corporation	$67	$5,070	$2,258	(99)%		125%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$0.30	$23.28	$9.84	(99)%		137%
Discontinued Operations	0.02	(0.55)	(0.14)	(104)		293
Total	$0.32	$22.73	$9.70	(99)%		134%

Weighted Average Diluted Common Shares	209	223	233	(6)%		(4)%
bp - basis points
NM - not meaningful
Revenues for 2018 and 2017 increased 5% and 4% compared to the same periods a year ago primarily due to market growth, reflecting growing drug utilization and price increases, our business acquisitions and expanded business with existing customers within our North America pharmaceutical distribution businesses. These increases for 2018 and 2017 were partially offset by price deflation associated with brand to generic drug conversion and loss of customers and for 2018 also by the contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to a joint venture in March 2017, as further discussed below.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Gross profit and gross profit margin decreased in 2018 and 2017 compared to the same periods a year ago. The decrease for 2018 was primarily due to the contribution of the Core MTS Business, significant government reimbursement reductions in the United Kingdom (“U.K.”), the competitive sell-side environment and weaker pharmaceutical manufacturer pricing trends. These decreases in 2018 were partially offset by market growth, procurement benefits realized through the joint sourcing entity, ClarusONE Sourcing Services LLP (“ClarusONE”), higher last-in, first-out (“LIFO”) credits and our business acquisitions.
Gross profit and gross profit margin decreased in 2017 primarily due to weaker pharmaceutical manufacturer pricing trends, the competitive sell-side pricing environment, our mix of business and lower compensation from a branded pharmaceutical manufacturer from our U.S. Pharmaceutical distribution business. These decreases for 2017 were partially offset by our business acquisitions, LIFO inventory credits, higher cash receipts from antitrust legal settlements and higher procurement benefits. Gross profit for 2017 and 2016 benefited from $144 million and $76 million of cash receipts representing our share of antitrust legal settlements. LIFO credits were $99 million and $7 million in 2018 and 2017 and LIFO charges were $244 million in 2016. LIFO credits were higher in 2018 compared to 2017 due to higher net effect of price declines, partially offset by the lower inventory level. LIFO expense was recognized in 2016 primarily due to net effects of price increases.
Our Distribution Solutions segment experienced weaker pharmaceutical manufacturer pricing trends over the last three years.
On March 1, 2017, we contributed our Core MTS Business to the newly formed joint venture, Change Healthcare, LLC (“Change Healthcare”) under the terms of a contribution agreement entered into between McKesson and Change Healthcare Holdings, Inc. (“Change”) and others including shareholders of Change. We retained our RelayHealth Pharmacy (“RHP”) and Enterprise Information Solutions (“EIS”) businesses. The RHP business was transferred to our MDS segment, effective April 1, 2017, and the EIS business was sold to a third party in the third quarter of 2018. We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10‑K for additional information.
Total operating expenses increased in 2018 and decreased in 2017 compared to the same periods a year ago primarily due to a pre-tax gain of $3,947 million (after-tax gain of $3,018 million) recognized in 2017 from the contribution of the Core MTS Business.
2018 total operating expenses also increased due to:

•
Total non-cash goodwill impairment charges (pre-tax and after-tax) of $1,738 million for our McKesson Europe AG (“McKesson Europe”) and Rexall Health reporting units, as further described below. The charges were recorded within our Distribution Solutions segment. There were no tax benefits associated with these goodwill impairment charges.

•
Non-cash pre-tax long-lived asset impairment charges of $446 million ($410 million after-tax) and pre-tax restructuring charges of $74 million ($67 million after-tax) primarily representing employee severance and lease exit costs for our McKesson Europe business;

•	Higher expenses due to our business acquisitions; and

•	Pre-tax charitable contribution expense of $100 million ($64 million after-tax) to a public benefit California foundation (“Foundation”), as further described below.
These increases in 2018 total operating expenses were partially offset by a pre-tax gain of $109 million (after-tax gain of $30 million) from the 2018 third quarter sale of our EIS business in our Technology Solutions segment.
Excluding the gain on Healthcare Technology Net Asset Exchange, 2017 total operating expenses increased primarily due to a non-cash pre-tax goodwill impairment charge of $290 million ($282 million after-tax) related to our EIS business within our Technology Solutions segment and higher expenses due to our business acquisitions. 2017 total operating expenses benefited from lower restructuring charges and cost savings associated with a cost alignment plan implemented in the fourth quarter of 2016 and ongoing expense management efforts.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Our investment in Change Healthcare is accounted for using the equity method of accounting. During 2018, we recorded our proportionate share of loss from Change Healthcare of $248 million under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our consolidated statements of operations. We recorded our proportionate share of a provisional net benefit recognized by Change Healthcare from the enactment of the December 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) of $76 million primarily due to a reduction in future applicable tax rate.
In the fourth quarter of 2018, we recognized a pre-tax loss of $122 million ($78 million after-tax) on debt extinguishment related to our February 2018 tender offers to redeem a portion of our existing outstanding long-term debt. Refer to Financial Note 16, “Debt and Financing Activities,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10‑K for additional information.
Income from continuing operations before income taxes decreased in 2018 and increased in 2017 compared to the same periods a year ago primarily due to the pre-tax gain recognized in 2017 from the contribution of the Core MTS Business. Income from continuing operations before income taxes decreased in 2018 also due to the goodwill impairment charges within our Distribution Solutions segment, the restructuring and asset impairment charges, our proportionate share of loss from our equity method investment in Change Healthcare and loss on debt extinguishment.
Our reported income tax benefit rate was 22.2% in 2018 and income tax expense rates were 23.4% and 27.9% in 2017 and 2016. Fluctuations in our reported income tax rates are primarily due to change in tax laws, including the recently enacted 2017 Tax Act, the impact of nondeductible impairment charges and varying proportions of income attributable to foreign countries that have income tax rates different from the U.S. rate.
During 2018, as a result of the 2017 Tax Act, we have recognized a provisional tax benefit of $1,324 million due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate and a provisional tax expense of $457 million for the one-time tax imposed on certain accumulated earnings and profits (“E&P”) of our foreign subsidiaries. Refer to Financial Note 10, “Income Taxes,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10‑K for additional information.
Loss from discontinued operations, net of tax, for 2017 includes an after-tax loss from discontinued operations of $113 million resulting from the 2017 first quarter sale of our Brazilian pharmaceutical distribution business.
Net income attributable to McKesson Corporation was $67 million, $5,070 million and $2,258 million in 2018, 2017 and 2016 and diluted earnings per common share attributable to McKesson Corporation from continuing operations were $0.30, $23.28 and $9.84. Diluted income (loss) per common share attributable to McKesson Corporation from discontinued operations were $0.02, ($0.55) and ($0.14) in 2018, 2017 and 2016. Additionally, our 2018 diluted earnings per share reflect the cumulative effects of share repurchases.
Foundation
During the fourth quarter of 2018, the Foundation was established to provide opioid education to patients, caregivers, and providers, address policy issues, and increase patient access to life-saving treatments. In March 2018, we made a pledge to the Foundation and incurred a pre-tax charitable contribution expense of $100 million ($64 million after-tax) for 2018, which was recorded in operating expenses within Corporate Expenses. The pledge is binding and enforceable and is expected to be paid in the first quarter of 2019.
Goodwill Impairments
McKesson Europe: In 2018, we recorded total non-cash pre-tax and after-tax charges of $1,283 million to impair the carrying value of goodwill for our McKesson Europe reporting unit.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

During the second quarter of 2018, our McKesson Europe reporting unit had a decline in its estimated future cash flows, primarily in our United Kingdom (“U.K.”) retail business, driven by significant government reimbursement reductions affecting retail pharmacy economics across the U.K. market. As a result, we performed the interim impairment test in the second quarter of 2018 and recorded a non-cash goodwill impairment charge of $350 million (pre-tax and after-tax).  During the fourth quarter of 2018, this reporting unit had a further decline in its estimated future cash flows driven by weakening script growth projections in our U.K. business and by a more competitive environment in France. Based on the annual goodwill impairment test, we recorded non-cash charges of $933 million (pre-tax and after-tax) in the fourth quarter of 2018 to impair this reporting unit’s goodwill balance. The discount rates and terminal growth rates were 7.5% and 1.25% for the 2018 second quarter interim test and 8.0% and 1.25% for the 2018 annual test, compared to 7.0% and 1.5% in our 2017 annual impairment test. At March 31, 2018, this reporting unit had a remaining goodwill balance of $1,851 million.
Rexall Health: As a result of the 2018 annual impairment test, we recognized a non-cash goodwill impairment charge (pre-tax and after-tax) of $455 million in 2018. During the fourth quarter of 2018, this reporting unit had a decline in its estimated future cash flows primarily driven by significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces which can only be partially mitigated through the business’ cost saving efforts. The discount rate and terminal growth rate used in the annual impairment testing were 10.0% and 2.0%. At March 31, 2018, the Rexall Health reporting unit had no remaining goodwill related to our acquisition of Rexall Health.

Other risks, expenses and future developments that we were unable to anticipate as of the testing dates in 2018 may require us to further revise the estimated future cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges. Refer to Financial Note 3, “Goodwill Impairment Charges,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

Restructuring and Asset Impairments

McKesson Europe: Due to the previously described decline in future estimated cash flows related to our U.K. retail business, we also recorded total non-cash pre-tax charges of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets (primarily pharmacy licenses) and store assets during the second quarter of 2018. Additionally, during the fourth quarter of 2018, due to further declines in estimated future cash flows in our European business, we also recorded a non-cash pre-tax charge of $257 million ($253 million after-tax) to impair the carrying value of certain intangible assets (primarily customer relationships) and capitalized software assets.

On September 29, 2017, we committed to a restructuring plan, which primarily consists of the closures or sales of underperforming retail stores in the U.K. and a reduction in workforce. The plan is expected to be substantially implemented prior to the first half of 2019. As part of this plan, we recorded pre-tax restructuring charges of $74 million ($67 million after-tax) in operating expenses during 2018 primarily representing employee severance and lease exit costs.

Refer to Financial Note 4, “Restructuring and Asset Impairment Charges,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10-K for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2018	2017	2016	2018	2017
Distribution Solutions
North America pharmaceutical distribution & services	$174,186	$164,832	$158,469	6%	4%
International pharmaceutical distribution & services	27,320	24,847	23,497	10	6
Medical-Surgical distribution & services	6,611	6,244	6,033	6	3
Total Distribution Solutions	208,117	195,923	187,999	6	4

Technology Solutions - products and services	240	2,610	2,885	(91)	(10)
Total Revenues	$208,357	$198,533	$190,884	5%	4%
Revenues increased 5% and 4% in 2018 and 2017 compared to the same periods a year ago primarily driven by our Distribution Solutions segment.
Distribution Solutions
North America pharmaceutical distribution and services revenues increased over the last two years primarily due to market growth, reflecting growing drug utilization, price increases, higher revenues associated with our acquisitions and expanded business with existing customers. These increases were partially offset by price deflation associated with brand to generic drug conversion and loss of customers.
International pharmaceutical distribution and services revenues increased 10% and 6% in 2018 and 2017. Excluding foreign currency effects, revenues increased 5% in 2018 and 11% in 2017 primarily due to our business acquisitions and market growth.
Medical-Surgical distribution and services revenues increased over the last two years primarily due to market growth.
Technology Solutions
Technology Solutions revenues for 2018 and 2017 decreased primarily due to the 2017 fourth quarter contribution of the Core MTS Business to form the Change Healthcare joint venture, the April 2017 transition of our RHP business to our Distribution Solutions segment and the 2018 third quarter sale of our EIS business. As a result, this segment’s 2018 revenues included only our EIS business.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Gross Profit:

	Years Ended March 31,			Change
(Dollars in millions, except ratios)	2018	2017	2016	2018		2017
Gross Profit
Distribution Solutions (1)	$11,064	$9,856	$9,948	12%		(1)%
Technology Solutions	120	1,415	1,468	(92)		(4)
Total	$11,184	$11,271	$11,416	(1)%		(1)%

Gross Profit Margin
Distribution Solutions	5.32%	5.03%	5.29%	29	bp	(26)	bp
Technology Solutions	50.00	54.21	50.88	(421)		333
Total	5.37	5.68	5.98	(31)		(30)
bp - basis points

(1)
Distribution Solutions segment’s gross profit includes LIFO credits of $99 million and $7 million in 2018 and 2017 and LIFO charges of $244 million in 2016. Gross profit for 2017 and 2016 also includes $144 million and $76 million of net cash proceeds representing our share of antitrust legal settlements.

Gross profit and gross profit margin decreased in 2018 and 2017 compared to the same periods a year ago. The decreases in 2018 were primarily due the previously described contribution of our Core MTS Business to Change Healthcare.
Distribution Solutions
Distribution Solutions segment’s gross profit increased 12% in 2018 and decreased 1% in 2017. As a percentage of revenues, gross profit increased by 29 bp in 2018 and decreased by 26 bp in 2017.
Gross profit and gross profit margin for 2018 increased compared to the same period a year ago primarily due to market growth, procurement benefits realized through ClarusONE, higher LIFO inventory credits, our business acquisitions and the transfer of our RHP business from our Technology Solutions segment. These increases were partially offset by significant government reimbursement reductions in the U.K., the competitive sell-side pricing environment, weaker pharmaceutical manufacturer pricing trends and our mix of business. Gross profit and gross profit margin for 2017 decreased primarily due to weaker pharmaceutical manufacturer pricing trends, the competitive sell-side pricing environment and lower compensation from a branded pharmaceutical manufacturer in our U.S. Pharmaceutical distribution business, partially offset by LIFO inventory credits, higher cash receipts representing our share of antitrust legal settlements, higher procurement benefits and our business acquisitions. Gross profit also reflects the impact of recent customer consolidation activities.
Our Distribution Solutions segment experienced weaker pharmaceutical manufacturer pricing trends over the last three years.
Our LIFO inventory credits were $99 million and $7 million in 2018 and 2017 and LIFO charges were $244 million in 2016. Our North America distribution business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the net impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the net impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our annual LIFO charge or credit is affected by changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit or expense. LIFO credits were higher in 2018 compared to 2017 due to higher net effect of price declines, partially offset by lower inventory level. LIFO expense was recognized in 2016 primarily due to net effects of price increases. As of March 31, 2018 and 2017, pharmaceutical inventories at LIFO did not exceed current replacement cost.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Technology Solutions
Technology Solutions segment’s gross profit decreased in 2018 and 2017. Gross profit and gross profit margin for 2018 decreased primarily due to the 2017 fourth quarter contribution of the Core MTS Business, the transfer of our RHP business to our Distribution Solutions segment and the 2018 third quarter sale of our EIS business. As a result, this segment’s 2018 gross profit and gross profit margin included only our EIS business.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Operating Expenses, Other Income, Net and Loss from Equity Method Investment:

	Years Ended March 31,			Change
(Dollars in millions, except ratios)	2018	2017	2016	2018		2017
Operating Expenses
Distribution Solutions
Operating Expenses (1)	$7,648	$6,540	$6,280	17%		4%
Goodwill impairment charges	1,738	—	—	NM		NM
Restructuring and asset impairment charges	567	19	156	2,884		(88)
Total Distribution Solutions	9,953	6,559	6,436	52%		2%
Technology Solutions
Operating Expenses (2)	42	858	1,002	(95)%		(14)%
Gains from sales of businesses	(109)	—	(51)	NM		NM
Gain on healthcare technology net asset exchange, net	(37)	(3,947)	—	(99)		NM
Goodwill impairment charge	—	290	—	NM		NM
Total Technology Solutions	(104)	(2,799)	951	(96)%		(394)%
Corporate	573	402	484	43		(17)
Total	$10,422	$4,162	$7,871	150%		(47)%

Operating Expenses as a Percentage of Revenues
Distribution Solutions	4.78%	3.35%	3.42%	143	bp	(7) bp
Technology Solutions	(43.33)	(107.24)	32.96	NM		NM
Total	5.00	2.10	4.12	290		(202)

Other Income, Net
Distribution Solutions	$120	$64	$41	88%		56%
Technology Solutions	1	1	2	-		(50)
Corporate	9	25	15	(64)		67
Total	$130	$90	$58	44%		55%

Loss from Equity Method Investment in Change Healthcare - Technology Solutions	$248	$—	$—	NM		NM
bp - basis points
NM - not meaningful

(1)
The amounts exclude the goodwill impairment charges and restructuring and asset impairment charges. 2016 includes a pre-tax gain of $52 million from the 2016 third quarter sale of our ZEE Medical business.

(2)	The amounts exclude the gain from sale of business, gain on healthcare technology net asset exchange, net, and goodwill impairment charge.

Operating Expenses
Total operating expenses increased in 2018 and decreased in 2017 compared to the same periods a year ago primarily due to the gain recognized from the 2017 fourth quarter contribution of the Core MTS Business.
Distribution Solutions
Distribution Solutions segment’s total operating expenses increased 52% for 2018 and 2% for 2017 compared to the same periods a year ago. Excluding foreign currency effects, operating expenses increased 47% for 2018 and 5% for 2017.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Total operating expenses increased in 2018 compared to 2017 primarily due to:

•	Non-cash goodwill impairment charges (pre-tax and after-tax) of $1,283 million for our McKesson Europe reporting unit and $455 million for our Rexall Health reporting unit;

•	Non-cash pre-tax long-lived asset impairment charges of $446 million ($410 million after-tax) and pre-tax restructuring charges of $74 million ($67 million after-tax) for our McKesson Europe business;

•
Non-cash charges of $33 million (pre-tax and after-tax) to impair the carrying value of certain intangible assets (primarily customer relationships) for our Rexall Health business. The impairment was primarily due to the decline in the estimated future cash flows from certain pharmacies of Rexall Health’s business, driven primarily by generics reimbursement reductions implemented across Canada; and

•	Higher expenses due to our business acquisitions.
We expect to record total pre-tax restructuring charges of approximately $90 million to $130 million for our McKesson Europe business, of which $74 million of pre-tax charges were recorded through the end of 2018.  Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.
Total operating expenses increased in 2017 compared to 2016 primarily due to our acquisitions and higher acquisition-related expenses and intangible amortization, partially offset by lower restructuring charges and cost savings associated with the 2016 Cost Alignment Plan, ongoing expense management efforts and lower bad debt expense. Total operating expenses for 2016 include a pre-tax gain from the 2016 sale of a business.
Technology Solutions
Technology Solutions segment had operating credits of $104 million and $2,799 million in 2018 and 2017 primarily due to gains that offset operating expenses.

Total operating expenses for 2018 benefited from a pre-tax gain of $109 million (after-tax gain of $30 million) from the 2018 third quarter sale of our EIS business, a pre-tax credit of $46 million ($30 million after-tax) from the re-measurement of the liability related to a tax receivable agreement with Change Healthcare shareholders and a pre-tax gain of $37 million (after-tax gain of $22 million) representing the final net working capital and other adjustments from the 2017 Healthcare Technology Net Asset Exchange.

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

Total operating expenses for 2017 benefited from the pre-tax gain of $3,947 million (after-tax gain of $3,018 million) from the contribution of Core MTS Business, partially offset by a non-cash pre-tax goodwill impairment charge of $290 million ($282 million after-tax) for the EIS reporting unit, cost savings from the 2016 Cost Alignment Plan and ongoing cost management efforts and one less month of expenses from the Core MTS Business. Total operating expenses for 2016 include a pre-tax gain from the 2016 sale of a business.

Corporate
Corporate expenses increased 43% in 2018 compared to the prior year primarily due to a charitable contribution expense of $100 million ($64 million after-tax) to the Foundation and higher professional fees incurred for Corporate initiatives.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Other Income, Net: Other income, net for 2018 increased primarily due to a pre-tax gain of $43 million ($26 million after-tax) recognized from the sale of an equity method investment within our Distribution Solutions segment, partially offset by lower rental income for Corporate. Other income, net for 2017 increased primarily due to higher equity investment income within our Distribution Solutions segment.
Loss from Equity Method Investment in Change Healthcare: 2018 included our proportionate share of loss from Change Healthcare of $248 million, which primarily consisted of transaction and integration expenses incurred by the joint venture and fair value adjustments including amortization expenses associated with equity method intangible assets, partially offset by a tax benefit of $76 million primarily due to a reduction in the future applicable tax rate related to the 2017 Tax Act.
Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which included transaction and integration expenses directly related to business acquisitions and the gain on the Healthcare Technology Net Asset Exchange were $168 million, $(3,797) million and $114 million in 2018, 2017 and 2016. 2018 includes $37 million gain associated with the final net working capital and other adjustments from the Healthcare Technology Net Asset Exchange and our proportionate share of transaction and integration expenses incurred by Change Healthcare. 2017 includes a pre-tax gain of $3,947 million from the Healthcare Technology Net Asset Exchange. Expenses in 2018 were higher primarily due to our proportionate share of transaction and integration expenses incurred by Change Healthcare. Expenses in 2017 were higher primarily due to our business acquisitions of UDG, Vantage, Biologics and Rexall Health, partially offset by a decline in expenses associated with our February 2014 acquisition of McKesson Europe and February 2013 acquisition of PSS World Medical, Inc. (“PSSI”). Our integration of PSSI and McKesson Europe were substantially completed in 2017.
Acquisition-related expenses and adjustments were recorded as follows:

	Years Ended March 31,
(Dollars in millions)	2018	2017	2016
Operating Expenses
Gain on Change Healthcare Net Asset Exchange, net	$(37)	$(3,947)	$—
Transaction closing expenses	15	30	10
Restructuring, severance and relocation	36	25	—
Other	54	85	100
Total	68	(3,807)	110
Other Expenses (1)	100	10	4
Total Acquisition-Related Expenses and Adjustments	$168	$(3,797)	$114

(1)
Fiscal 2018 includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, excluding certain fair value adjustments, which was recorded within “Loss from Equity Method Investment in Change Healthcare”.

Acquisition-related expenses and adjustments by segment were as follows:

	Years Ended March 31,
(Dollars in millions)	2018	2017	2016
Distribution Solutions	$99	$133	$112
Technology Solutions	60	(3,936)	—
Corporate	9	6	2
Total Acquisition-Related Expenses and Adjustments (1)	$168	$(3,797)	$114

(1)	The amounts were recorded in operating expenses, other income, net and loss from equity method investment in Change Healthcare.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets directly related to business acquisitions and the formation of the Change Healthcare joint venture were $792 million, $440 million and $423 million in 2018, 2017 and 2016. These expenses were primarily recorded in our operating expenses and in our proportionate share of loss from the equity method investment in Change Healthcare. Amortization expenses increased in 2018 primarily due to amortization expenses of equity method intangibles associated with the Change Healthcare joint venture and our acquisition of CMM. Amortization expenses increased in 2017 primarily due to our acquisitions of UDG, Biologics, Vantage and Rexall Health, partially offset by lower amortization expense related to Core MTS Business assets which were classified as held for sale since the 2017 second quarter.
Amortization expense by segment were as follows:

	Years Ended March 31,
(Dollars in millions)	2018	2017	2016
Distribution Solutions	$503	$418	$389
Technology Solutions (1)	289	22	34
Total	$792	$440	$423

(1)
Fiscal 2018 primarily represents amortization expenses of equity method intangibles associated with the Change Healthcare joint venture, which were recorded in our proportionate share of the loss from Change Healthcare.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Years Ended March 31,			Change
(Dollars in millions, except ratios)	2018	2017	2016	2018		2017
Segment Operating Profit (Loss) (1) (2)
Distribution Solutions (3)	$1,231	$3,361	$3,553	(63)%		(5)%
Technology Solutions (4)	(23)	4,215	519	(101)		712
Subtotal	1,208	7,576	4,072	(84)		86
Corporate Expenses, Net (2) (5)	(564)	(377)	(469)	50		(20)
Loss on Debt Extinguishment	(122)	—	—	NM		NM
Interest Expense	(283)	(308)	(353)	(8)		(13)
Income From Continuing Operations Before Income Taxes	$239	$6,891	$3,250	(97)%		112%

Segment Operating Profit (Loss) Margin
Distribution Solutions	0.59%	1.72%	1.89%	(113)	bp	(17)	bp
Technology Solutions	NM	161.49	17.99	NM		14,350
bp - basis points
NM - not meaningful

(1)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income, net, for our two reportable segments.

(2)
In connection with the 2016 Cost Alignment Plan, we recorded pre-tax restructuring charges of $229 million in 2016. 2016 pre-tax charges were recorded as follows: $161 million, $51 million and $17 million within our Distribution Solutions segment, Technology Solutions segment and Corporate expenses, net.

(3)
Distribution Solutions segment’s operating profit for 2018 includes non-cash pre-tax goodwill impairment charges of $1,283 million for our McKesson Europe reporting unit and $455 million for our Rexall Health reporting unit. This segment’s operating profit for 2018 also includes non-cash pre-tax long-lived asset impairment charges of $446 million and pre-tax restructuring charges of $74 million for our McKesson Europe business. 2016 includes a pre-tax gain of $52 million from the 2016 third quarter sale of our ZEE Medical business.

(4)
Technology Solutions segment’s operating profit for 2018 includes our proportionate share of loss from Change Healthcare of $248 million, partially offset by a pre-tax gain of $109 million from the 2018 third quarter sale of our EIS business. Operating profit for 2017 includes a pre-tax gain of $3,947 million recognized from the Healthcare Technology Net Asset Exchange, net of transaction and related expenses and a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit. Operating profit for 2016 includes a pre-tax gain of $51 million recognized from the sale of our nurse triage business.

(5)	Corporate expenses, net for 2018 include a pre-tax charitable contribution of $100 million to the Foundation.

Segment Operating Profit (Loss)
Distribution Solutions: Operating profit and operating profit margin decreased for 2018 compared to the same period a year ago primarily due to higher operating expenses as a percentage of revenues driven primarily by a goodwill impairment charges and restructuring and long-lived asset impairment charges related to our McKesson Europe and Rexall Health businesses. These decreases were partially offset by the improved gross profit margin primarily due to market growth within our North America distribution businesses, procurement benefits, our business acquisitions and higher LIFO credits. 2018 operating profit and operating profit margin were also unfavorably affected by government reimbursement reductions in the U.K. and the competitive sell-side pricing environment.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Technology Solutions: Operating profit decreased for 2018 primarily due to the 2017 contribution of our Core MTS Business and loss from the equity method investment in Change Healthcare. The decrease is partially offset by a gain from the sale of our EIS business. Operating profit and operating profit margin increased in 2017 primarily due to the gain from the 2017 contribution of the Core MTS Business, which was partially offset by the non-cash EIS goodwill impairment pre-tax charge of $290 million. 2017 operating profit benefited from lower restructuring charges and cost savings from the 2016 Cost Alignment Plan. Operating profit for 2017 was unfavorably affected by one less month of operating profit from the Core MTS business, which was contributed to Change Healthcare on March 1, 2017.
Corporate: Corporate expenses, net, increased for 2018 primarily due to higher operating expenses driven by a charitable contribution expense of $100 million, Corporate initiatives and lower other income compared to the same period a year ago. Corporate expenses, net, decreased in 2017 primarily due to lower restructuring charges and a pre-tax gain from a sale-leaseback transaction.
Loss on Debt Extinguishment: We recognized a pre-tax loss on debt extinguishment of $122 million ($78 million after-tax) primarily representing premiums related to our February 2018 tender offers to redeem a portion of our existing outstanding long-term debt.
Interest Expense: Interest expense over the last two years decreased primarily due to the refinancing of debt at lower interest rates, partially offset by an increase relating to the issuance of commercial paper. Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Income Taxes
During 2018, 2017 and 2016, our income tax benefit was $53 million and income tax expenses were $1,614 million and $908 million related to continuing operations. Our reported income tax benefit rate was 22.2% in 2018 and income tax expense rates were 23.4% and 27.9% in 2017 and 2016. Fluctuations in our reported income tax rates are primarily due to change in tax laws, including the recently enacted 2017 Tax Act, the impact of nondeductible impairment charges and varying proportions of income attributable to foreign countries that have income tax rates different from the U.S. rate.
Our reported income tax benefit rate for 2018 was favorably impacted by the 2017 Tax Act enacted on December 22, 2017. As a result of the 2017 Tax Act, we recognized a provisional tax benefit of $1,324 million due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate and a provisional tax expense of $457 million for the one-time tax imposed on certain accumulated E&P of our foreign subsidiaries.
Our reported income tax benefit rate for 2018 was unfavorably impacted by non-cash pre-tax charges totaling $1,738 million to impair the carrying value of goodwill related to our McKesson Europe and Rexall Health reporting units within our Distribution Solutions segment, given that no tax benefit was recognized for these charges. Our reported income tax expense rate for 2017 was unfavorably affected by a non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment given that the majority of this charge was not deductible for income tax purposes. Refer to Financial Note 3, “Goodwill Impairment Charges,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10‑K for additional information.
On December 19, 2016, we sold various software relating to our Technology Solutions business between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. An entity based in the U.S. was the recipient of the software and is entitled to amortize the fair value of the assets for book and tax purposes. For U.S. GAAP purposes, the tax benefit associated with the amortization of these assets is recognized over the tax lives of the assets. As a result, a net tax benefit of $137 million was recognized prior to the contribution of a portion of these assets to Change Healthcare as described in Financial Note 2, “Healthcare Technology Net Asset Exchange”. In 2018, a net tax benefit of $178 million was recognized associated with the amortization of the software.
In October 2016, amended guidance was issued to require entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for us commencing in the first quarter of 2019 on a modified retrospective basis. Upon adoption, the Company anticipates recording approximately $130 million to $160 million of deferred tax assets with a corresponding cumulative-effect increase to retained earnings in the beginning of the period of adoption on its consolidated financial statements for the tax consequences relating to the intra-entity transfer of software.
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
We signed the Revenue Agent’s Report from the U.S. Internal Revenue Service (“IRS”) relating to their audit of the fiscal years 2010 through 2012 on December 29, 2017. We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions and various foreign jurisdictions. We are subject to audit by the IRS for fiscal years 2013 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2010 through the current fiscal year.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Income (Loss) from Discontinued Operations, Net of Tax
Income (Losses) from discontinued operations, net of tax, were $5 million, ($124 million) and ($32 million) in 2018, 2017 and 2016.
Loss from discontinued operations, net for 2017 includes an after-tax loss of $113 million related to the sale of our Brazilian pharmaceutical distribution business within our Distribution Solutions segment, which we acquired through our February 2014 acquisition of McKesson Europe. In 2015, we committed to a plan to sell this business and the results of operations and cash flows for this business had been classified as discontinued operations since 2015. On May 31, 2016, we completed the sale of this business and recognized the loss primarily for the settlement of certain indemnification matters as well as the release of the cumulative translation losses. We made a payment of approximately $100 million related to the sale in 2017.
Refer to Financial Note 7, “Discontinued Operations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for all periods presented includes the annual recurring compensation that we are obligated to pay to the noncontrolling shareholders of McKesson Europe under the domination and profit and loss transfer agreement (the “Domination Agreement”).  In 2018 and 2017, net income attributable to noncontrolling interests also includes third-party equity interests in our consolidated entities including Vantage and ClarusONE Sourcing Services LLP, which was established between McKesson and Walmart, Inc. in 2017. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.  Redeemable noncontrolling interests are presented outside of Stockholders’ Equity on our consolidated balance sheet. Refer to Financial Note 11, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $67 million, $5,070 million and $2,258 million in 2018, 2017 and 2016 and diluted earnings per common share were $0.32, $22.73 and $9.70.
Weighted Average Diluted Common Shares Outstanding:  Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 209 million, 223 million and 233 million for 2018, 2017 and 2016. Weighted average diluted common shares outstanding is affected by the exercise and settlement of share-based awards and in 2018 and 2017, and the cumulative effect of share repurchases.
Foreign Operations
Our foreign operations represented approximately 18%, 17% and 17% of our consolidated revenues in 2018, 2017 and 2016. Foreign operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies including Euro, British pound sterling and Canadian dollar. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates.  In discussing our operating results, we may use the term “foreign currency effect”, which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations.  In computing foreign currency effect, we translate our current year results in local currencies into U.S dollars by applying average foreign exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods in U.S. dollars. Additional information regarding our foreign operations is included in Financial Note 28, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Business Combinations
Recently Announced Business Acquisition
On April 25, 2018, we entered into a definitive agreement to purchase Medical Specialties Distributors LLC (“MSD”) for $800 million, which will be funded from cash on hand. MSD is a leading national distributor of infusion and medical-surgical supplies as well as provider of biomedical services to alternate site and home health providers. The acquisition is subject to regulatory approval and expected to close during the first half of 2019. Upon closing, the financial results of MSD will be included in our consolidated statements of operations within our Medical-Surgical Solutions business.
Other Business Acquisitions
Refer to Financial Note 6, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Fiscal 2019 Operating Segments
As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2017 and December 31, 2017, the executive who was our segment manager of the Distribution Solutions segment retired from the Company in January 2018. As a result, the Company’s chief operating decision maker (“CODM”) evaluated our management and operating structure. In connection with the completion of this evaluation in the first quarter of 2019, our operating structure is realigned, and we will report our financial results in three reportable segments on a retrospective basis commencing in the first quarter of 2019, as follows:

•	U.S. Pharmaceutical and Specialty Solutions;

•	European Pharmaceutical Solutions; and

•	Medical-Surgical Solutions.
All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure will be included in Other. Other primarily consists of McKesson Canada, McKesson Prescription Technology Solutions and our equity method investment in Change Healthcare. The segment changes will reflect how our CODM allocates resources and assesses performance commencing in the first quarter of 2019. The segment changes will not affect the previously issued consolidated financial statements nor earnings per common share of McKesson for historical periods.

Strategic Growth Initiative

On April 25, 2018, the Company announced a multi-year strategic growth initiative, focused on creating innovative new solutions that improve patient care delivery and drive incremental profit growth. The initiative includes a comprehensive review of the Company’s operations and cost structure, designed to increase efficiency, accelerate execution and improve long-term performance. As part of the preliminary phase of this initiative, in April 2018, we committed to a restructuring plan to optimize our operating model and cost structure which will be substantially implemented by the end of 2019. We expect to record total after-tax charges of approximately $150 million to $210 million during 2019. The charges under this plan primarily consist of employee severance, exit-related costs and other charges.

Fiscal 2019 Outlook
Information regarding the Company’s fiscal 2019 outlook is contained in our Form 8-K dated May 24, 2018. This Form 8-K should be read in conjunction with the sections Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors in Part I of this Annual Report on Form 10-K.

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
In determining the appropriate allowance for doubtful accounts, which includes general and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2018, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 51.7% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.9% of our total consolidated revenues. At March 31, 2018, trade accounts receivable from our ten largest customers were approximately 24.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 16.4% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2018 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in our allowance for doubtful accounts as a percentage of net revenue in the foreseeable future.
At March 31, 2018, trade and notes receivables were $14,480 million prior to allowances of $187 million. In 2018, 2017 and 2016, our provision for bad debts was $44 million, $93 million and $113 million. At March 31, 2018 and 2017, the allowance as a percentage of trade and notes receivables was 1.3% and 1.7%. An increase or decrease of a hypothetical 0.1% in the 2018 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $14 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
Inventories: Prior to 2018, we reported inventories at the lower of cost or market (“LCM”). Effective in the first quarter of 2018, we report inventories at the lower of cost or net realizable value, except for inventories determined using the LIFO method. Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign locations is based on weighted average purchase price using the first-in, first-out method (“FIFO”). Rebates, cash discounts and other incentives received from vendors relating to the purchase or distribution of inventory are considered as product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories, net were $16,310 million and $15,278 million at March 31, 2018 and 2017.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The LIFO method was used to value approximately 63% and 70% of our inventories at March 31, 2018 and 2017. If we had used the FIFO method of inventory valuation, inventories would have been approximately $906 million and $1,005 million higher than the amounts reported at March 31, 2018 and 2017. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. We recognized net LIFO credits of $99 million and $7 million in 2018 and 2017 and net LIFO charges of $244 million in 2016 within our consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO or market.  As of March 31, 2018 and 2017, inventories at LIFO did not exceed market.
In determining whether inventory valuation allowance is required, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories which are considered excess and obsolete as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.
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
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives. Refer to Financial Note 6, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information regarding our acquisitions.
Goodwill and Long-Lived Assets: As a result of acquiring businesses, we have $10,924 million and $10,586 million of goodwill at March 31, 2018 and 2017, $4,102 million and $3,665 million of intangible assets, net at March 31, 2018 and 2017. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant declines in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.
In 2018, we elected to early adopt on a prospective basis, the amended guidance that simplifies goodwill impairment testing by eliminating the second step of the impairment test. The one-step impairment test under the amended guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow (“DCF”) model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. In addition, we compare the aggregate of the reporting units’ fair values to our market capitalization as further corroboration of the fair values.
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations.  The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. For example, some of the more significant estimates and assumptions inherent in the goodwill impairment estimation process using the market approach include the selection of appropriate guideline companies, the determination of market value multiples for both the guideline companies and the reporting unit, the determination of applicable premiums and discounts based on any differences in marketability between the business and the guideline companies and for the income approach, the required rate of return used in the DCF method, which reflects capital market conditions and the specific risks associated with the business.  Under the income approach, the fair value estimates in the goodwill impairment analysis are highly sensitive to the discount rates used in the discounting of expected cash flows attributable to the reporting units.  The discount rates are the weighted average cost of capital measuring the reporting unit’s cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. The unsystematic risk premium is an input factor used in calculating discount rate that specifically addresses uncertainty related to the reporting units’ future cash flow projections. Increases in the unsystematic risk premium increases the discount rate.
In 2016, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. In 2017, we recorded a non-cash charge to impair the carrying value of our EIS reporting unit’s goodwill. In 2018, we recorded non-cash charges to impair the carrying value of goodwill balance for our McKesson Europe and Rexall Health reporting units. Refer to Financial Note 3, “Goodwill Impairment Charges” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Commencing in the first quarter of 2019, our operating structure will be realigned into three reportable segments, U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to be reportable segments are combined into Other.
This change in our operating segment structure will result in two new reporting units within the European Pharmaceutical Solutions segment. As a result, we will be required to perform a goodwill impairment test for the impacted new reporting units immediately before and after the segment change. While we believe the assumptions used in our 2018 impairment analysis are reasonable and representative of expected results for our 2018 reporting unit structure, we may recognize an additional goodwill impairment charge immediately after the segment change as the reassigned carrying values of the reporting units may exceed their respective estimated fair values. We are currently evaluating the impact and are unable to reasonably estimate the additional goodwill impairment charge upon the segment change. At March 31, 2018, the total remaining goodwill balance for these two reporting units was $1,851 million.
A further decrease in the estimated future cash flows, an increase in the discount rate and/or a decrease in the terminal growth rate, could also result in an additional goodwill impairment charge for these reporting units.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Currently, all of our intangible and other long-lived assets are amortized or depreciated based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 38 years.  We review intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Determination of recoverability of intangible assets is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition.  Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.  Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. During 2018, we performed an impairment test of intangible and other long-lived assets, and recognized non-cash asset impairment charges of $479 million pre-tax ($443 million after-tax) for McKesson Europe and Rexall Health businesses to impair the carrying value of certain intangible and other long-lived assets. We utilized an income approach (DCF method) or a combination of an income approach and a market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information. There were no material impairments of intangibles and other long-lived assets in 2017 or 2016 within our continuing operations.  Our ongoing consideration of all the factors described previously could result in further impairment charges in the future, which could adversely affect our net income. Refer to Financial Note 4, “Restructuring and Asset Impairment Charges” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2018 and 2017, supplier reserves were $227 million and $201 million. The final outcome of any outstanding claims may differ from our estimate. All of the supplier reserves at March 31, 2018 and 2017 pertain to our Distribution Solutions segment. An increase or decrease in the supplier reserve as a hypothetical 0.1% of trade payables at March 31, 2018 would result in an increase or decrease in the cost of sales of approximately $32 million in 2018. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios.
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
In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex new tax regulations across multiple global jurisdictions where we conduct our operations. For example, on December 22, 2017, the U.S. government enacted comprehensive new tax legislation referred to as the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code. Although our accounting for the impact of the 2017 Tax Act is incomplete, we have made estimates based on management judgment and recorded provisional amounts. Refer to Financial Note 10, “Income Taxes,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10‑K for additional information.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

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
Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the potential loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimate.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, we may access the long-term debt capital markets from time to time.
Net cash flow provided from operating activities was $4,345 million in 2018 compared to $4,744 million in 2017 and $3,672 million in 2016. Operating activities for 2018 were primarily affected by a decrease in receivables primarily due to timing of receipts and loss of customers and increases in drafts and accounts payable reflecting longer payment terms for certain purchases. Operating activities for 2017 and 2016 were primarily affected by an increase in drafts and accounts payable reflecting longer payment terms for certain purchases and increases in receivables primarily associated with our revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms. Operating activities for 2017 and 2016 included cash generated from our Core MTS business. Operating activities for 2017 were also affected by $150 million of settlement payment.
Net cash used in investing activities was $1,522 million in 2018 compared to $3,796 million in 2017 and $1,557 million in 2016. Investing activities for 2018 include $2,893 million of net cash payments for acquisitions, including $1.3 billion and $724 million for our acquisitions of CoverMyMeds, LLC and RxCrossroads, $405 million and $175 million in capital expenditures for property, plant and equipment, and capitalized software, $374 million of net cash proceeds from sales of businesses and other assets and $126 million cash payment received related to the Healthcare Technology Net Asset Exchange.
Investing activities for 2017 included $4,237 million of net cash payments for acquisitions including $2.1 billion for our acquisition of Rexall Health, $1,228 million of net payments received on Healthcare Technology Net Asset Exchange, $404 million and $158 million in capital expenditures for property, plant and equipment, and capitalized software, and $206 million of net cash proceeds from sales of businesses and equity investments. Investing activities for 2016 included $40 million of net cash payments for acquisitions, $488 million and $189 million in capital expenditures for property, plant and equipment, and capitalized software, and $210 million of cash proceeds from sales of our automation business and an equity investment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Financing activities utilized $3,084 million, $2,069 million and $3,453 million of cash in 2018, 2017 and 2016. Financing activities for 2018 include cash receipts of $20,542 million and payments of $20,725 million from short-term borrowings (primarily commercial paper).  We received cash from long-term debt issuances of $1,522 million and made repayments on long-term debt of $2,287 million in 2018. Financing activities in 2018 also include $1,650 million of cash paid for stock repurchases, $262 million of dividends paid and $112 million of payments for debt extinguishments.
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
The Board authorized the repurchase of the Company’s common stock up to $4 billion in October 2016. In 2016, we repurchased 8.7 million of our shares through a combination of an ASR program and open market transactions. In 2017, we repurchased 14.1 million of our shares through open market transactions and 1.4 million of our shares through an ASR program. We received 0.3 million additional shares in April 2017 for the 2017 ASR program. In 2018, we repurchased 3.5 million of our shares through open market transactions and 6.7 million of our shares through ASR programs. We received an additional 0.5 million shares in April 2018 under the March 2018 ASR program.

	Years Ended March 31,
(In millions, except per share data)	2018		2017	2016
Number of shares repurchased (1)	10.5		15.5	8.7
Average price paid per share	$151.06	(2)	$141.16	$173.64
Total value of shares repurchased (1)	$1,650		$2,250	$1,504

(1)	Excludes shares surrendered for tax withholding.

(2)
The average price paid per share computation includes the initial share settlement of 2.5 million shares from the March 2018 ASR program, of which the actual average price of shares will be determined at the termination of the program in the first quarter of 2019.

At March 31, 2018, the total authorization outstanding was $1.1 billion available under the October 2016 share repurchase plan for future repurchases of the Company’s common stock. In May 2018, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock. The total authorization outstanding for repurchases of the Company’s common stock was increased to $5.1 billion.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions, except ratios)	2018	2017	2016
Cash and cash equivalents	$2,672	$2,783	$4,048
Working capital	451	1,336	3,366
Debt to capital ratio (1)	40.6%	39.2%	43.6%
Return on McKesson stockholders’ equity (2)	0.6	54.6	26.0

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
Consolidated working capital decreased at March 31, 2018 compared to March 31, 2017 primarily due to increases in drafts and accounts payable and a decrease in receivables, partially offset by an increase in inventories. Consolidated working capital decreased at March 31, 2017 compared to March 31, 2016 primarily due to a decrease in the cash and cash equivalents balance and an increase in drafts and accounts payable and deferred tax liabilities, partially offset by increases in receivables.
Our debt to capital ratio increased for 2018 primarily due to a decrease in stockholders’ equity and decreased for 2017 primarily due to an increase in stockholders’ equity.
In July 2017, the Company’s quarterly dividend was raised from $0.28 to $0.34 per common share for dividends declared on or after such date by the Board. Dividends were $1.30 per share in 2018, $1.12 per share in 2017 and $1.08 per share in 2016. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2018, 2017 and 2016, we paid total cash dividends of $262 million, $253 million and $244 million. Additionally, as required under the Domination Agreement, we are obligated to pay an annual recurring compensation amount of €0.83 per McKesson Europe share (effective January 1, 2015) to the noncontrolling shareholders of McKesson Europe.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Contractual Obligations:
The table and information below presents our significant financial obligations and commitments at March 31, 2018:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt (1)	$7,880	$1,129	$690	$1,037	$5,024
Other (2) (3)	666	230	229	62	145

Off balance sheet
Interest on borrowings (4)	2,090	223	396	355	1,116
Purchase obligations (5)	4,369	4,356	9	4	—
Operating lease obligations (6)	3,072	502	826	610	1,134
Other (7)	338	178	25	28	107
Total	$18,415	$6,618	$2,175	$2,096	$7,526

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations.

(2)
Includes our estimated benefit payments, including assumed executive lump sum payments, for the unfunded benefit plans and minimum funding requirements for the pension plans. Actual lump sum payments could significantly differ from the estimated amounts depending on the timing of executive retirements and the lump sum interest rate in effect upon retirement. The estimated benefit payments do not reflect the potential effect of the termination of the U.S. defined benefit pension plan approved by the Company’s Board of Directors on May 23, 2018. Refer to Financial Note 30, “Subsequent Events” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

(3)	Includes our contingent consideration liability relating to our business acquisition and a pledge payable to a public benefit California foundation.

(4)	Primarily represents interest that will become due on our fixed rate long-term debt obligations.

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

The contractual obligations table above excludes the following obligations:
At March 31, 2018, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $970 million. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.
At March 31, 2018, we had a $90 million noncurrent liability payable to Change Healthcare shareholders associated with a tax receivable agreement entered into in connection with Healthcare Technology Net Asset Exchange. The amount is based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare.
Our banks and insurance companies have issued $259 million of standby letters of credit and surety bonds at March 31, 2018. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.46 billion at March 31, 2018, which exceeded the maximum redemption value of $1.35 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement, which became effective in December 2014. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020.
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
Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2018 and 2017, we had $2.7 billion and $2.8 billion and in cash and cash equivalents. The effect of a hypothetical 50 bp increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and variable rate debt, would have resulted in a favorable impact to earnings in 2018 and 2017 of approximately $10 million and $19 million.
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
We have certain foreign exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. The forward contracts and cross-currency swaps are designated to reduce the income statement effects from fluctuations in foreign exchange rates and have been designated as cash flow hedges. These programs reduce but do not entirely eliminate foreign exchange risk.
As of March 31, 2018 and 2017, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of our foreign exchange contracts by approximately $458 million and $357 million. However, our risk management programs are designed such that the potential loss in value of these risk management portfolios described above would be largely offset by changes in the value of the underlying exposure. Refer to Financial Note 20, “Hedging Activities,” for more information on our foreign currency forward contracts and cross-currency swaps.
The selected hypothetical change in interest rates and foreign currency exchange rates does not reflect what could be considered the best or worst case scenarios.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. This audit report appears on page 61 of this Annual Report on Form 10-K.
May 24, 2018

/s/ John H. Hammergren
John H. Hammergren
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

McKESSON CORPORATION

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Francisco, California
May 24, 2018

We have served as the Company’s auditor since 1968.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2018	2017	2016
Revenues	$208,357	$198,533	$190,884
Cost of Sales	(197,173)	(187,262)	(179,468)
Gross Profit	11,184	11,271	11,416
Operating Expenses
Selling, distribution and administrative expenses	(8,138)	(7,460)	(7,379)
Research and development	(125)	(341)	(392)
Goodwill impairment charges	(1,738)	(290)	—
Restructuring and asset impairment charges	(567)	(18)	(203)
Gains from sales of businesses	109	—	103
Gain on healthcare technology net asset exchange, net	37	3,947	—
Total Operating Expenses	(10,422)	(4,162)	(7,871)
Operating Income	762	7,109	3,545
Other Income, Net	130	90	58
Loss from Equity Method Investment in Change Healthcare	(248)	—	—
Loss on Debt Extinguishment	(122)	—	—
Interest Expense	(283)	(308)	(353)
Income from Continuing Operations Before Income Taxes	239	6,891	3,250
Income Tax Benefit (Expense)	53	(1,614)	(908)
Income from Continuing Operations	292	5,277	2,342
Income (Loss) from Discontinued Operations, Net of Tax	5	(124)	(32)
Net Income	297	5,153	2,310
Net Income Attributable to Noncontrolling Interests	(230)	(83)	(52)
Net Income Attributable to McKesson Corporation	$67	$5,070	$2,258

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$0.30	$23.28	$9.84
Discontinued operations	0.02	(0.55)	(0.14)
Total	$0.32	$22.73	$9.70
Basic
Continuing operations	$0.30	$23.50	$9.96
Discontinued operations	0.02	(0.55)	(0.14)
Total	$0.32	$22.95	$9.82

Weighted Average Common Shares
Diluted	209	223	233
Basic	208	221	230

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2018	2017	2016
Net Income	$297	$5,153	$2,310

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	624	(632)	113

Unrealized gains (losses) on cash flow hedges arising during the period	(30)	(19)	9

Retirement-related benefit plans	15	(8)	50
Other Comprehensive Income (Loss), Net of Tax	609	(659)	172

Comprehensive Income	906	4,494	2,482
Comprehensive (Income) Attributable to Noncontrolling Interests	(415)	(4)	(72)
Comprehensive Income Attributable to McKesson Corporation	$491	$4,490	$2,410

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$2,672	$2,783
Receivables, net	17,711	18,215
Inventories, net	16,310	15,278
Prepaid expenses and other	443	672
Total Current Assets	37,136	36,948
Property, Plant and Equipment, Net	2,464	2,292
Goodwill	10,924	10,586
Intangible Assets, Net	4,102	3,665
Equity Method Investment in Change Healthcare	3,728	4,063
Other Noncurrent Assets	2,027	3,415
Total Assets	$60,381	$60,969
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$32,177	$31,022
Short-term borrowings	—	183
Deferred revenue	63	346
Current portion of long-term debt	1,129	1,057
Other accrued liabilities	3,316	3,004
Total Current Liabilities	36,685	35,612
Long-Term Debt	6,751	7,305
Long-Term Deferred Tax Liabilities	2,804	3,678
Other Noncurrent Liabilities	2,625	1,774
Commitments and Contingent Liabilities (Note 24)
Redeemable Noncontrolling Interests	1,459	1,327
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2018 and 2017, 275 and 273 shares issued at March 31, 2018 and 2017	3	3
Additional Paid-in Capital	6,188	6,028
Retained Earnings	12,986	13,189
Accumulated Other Comprehensive Loss	(1,717)	(2,141)
Other	(1)	(2)
Treasury Stock, at Cost, 73 and 62 shares at March 31, 2018 and 2017	(7,655)	(5,982)
Total McKesson Corporation Stockholders’ Equity	9,804	11,095
Noncontrolling Interests	253	178
Total Equity	10,057	11,273
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$60,381	$60,969

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2018, 2017 and 2016
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2015	384	$4	$6,968	$(7)	$12,705	$(1,713)	(152)	$(9,956)	$84	$8,085
Issuance of shares under employee plans	3	—	123				(1)	(109)		14
Share-based compensation			130							130
Tax benefit related to issuance of shares under employee plans			117							117
Other comprehensive income						152				152
Net income					2,258				8	2,266
Repurchase of common stock							(9)	(1,504)		(1,504)
Retirement of common stock	(116)	(1)	(1,493)		(6,354)		116	7,848		—
Cash dividends declared, $1.08 per common share					(249)					(249)
Other				5					(8)	(3)
Balances, March 31, 2016	271	$3	$5,845	$(2)	$8,360	$(1,561)	(46)	$(3,721)	$84	$9,008
Issuance of shares under employee plans	3	—	125					(61)		64
Share-based compensation			110							110
Tax benefit related to issuance of shares under employee plans					7					7
Acquisition of Vantage									89	89
Other comprehensive loss						(580)				(580)
Net income					5,070				39	5,109
Repurchase of common stock			(50)				(16)	(2,200)		(2,250)
Cash dividends declared, $1.12 per common share					(249)					(249)
Other	(1)		(2)	—	1				(34)	(35)
Balances, March 31, 2017	273	$3	$6,028	$(2)	$13,189	$(2,141)	(62)	$(5,982)	$178	$11,273
Issuance of shares under employee plans	2	—	126					(59)		67
Share-based compensation			67							67
Payments to noncontrolling interests									(98)	(98)
Other comprehensive income						424				424
Net income					67				187	254
Repurchase of common stock			(36)				(11)	(1,614)		(1,650)
Exercise of put right by noncontrolling shareholders of McKesson Europe			3							3
Cash dividends declared, $1.30 per common share					(270)					(270)
Other				1					(14)	(13)
Balances, March 31, 2018	275	$3	$6,188	$(1)	$12,986	$(1,717)	(73)	$(7,655)	$253	$10,057

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2018	2017	2016
Operating Activities
Net income	$297	$5,153	$2,310
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	303	324	281
Amortization	648	586	604
Gain on Healthcare Technology Net Asset Exchange, net	(37)	(3,947)	—
Goodwill and other asset impairment charges	2,217	290	8
Loss from equity method investment in Change Healthcare	248	—	—
Deferred taxes	(868)	882	64
Share-based compensation expense	69	115	123
Charges (credits) associated with last-in-first-out inventory method	(99)	(7)	244
Loss (gain) from sales of businesses and equity investments	(169)	94	(103)
Other non-cash items	(2)	88	108
Changes in operating assets and liabilities, net of acquisitions:
Receivables	1,175	(762)	(1,957)
Inventories	(458)	320	(1,251)
Drafts and accounts payable	271	2,070	3,302
Deferred revenue	(143)	(87)	(120)
Taxes	671	146	(78)
Settlement payment	—	(150)	—
Other	222	(371)	137
Net cash provided by operating activities	4,345	4,744	3,672

Investing Activities
Payments for property, plant and equipment	(405)	(404)	(488)
Capitalized software expenditures	(175)	(158)	(189)
Acquisitions, net of cash and cash equivalents acquired	(2,893)	(4,237)	(40)
Proceeds from sale of businesses and other assets, net	374	206	210
Payments received on Healthcare Technology Net Asset Exchange, net	126	1,228	—
Restricted cash for acquisitions	1,469	(506)	(939)
Other	(18)	75	(111)
Net cash used in investing activities	(1,522)	(3,796)	(1,557)

Financing Activities
Proceeds from short-term borrowings	20,542	8,294	1,561
Repayments of short-term borrowings	(20,725)	(8,124)	(1,688)
Proceeds from issuances of long-term debt	1,522	1,824	—
Repayments of long-term debt	(2,287)	(1,601)	(1,598)
Payments for debt extinguishments	(112)	—	—
Common stock transactions:
Issuances	132	120	123
Share repurchases, including shares surrendered for tax withholding	(1,709)	(2,311)	(1,612)
Dividends paid	(262)	(253)	(244)
Other	(185)	(18)	5
Net cash used in financing activities	(3,084)	(2,069)	(3,453)
Effect of exchange rate changes on cash and cash equivalents	150	(144)	45
Net decrease in cash and cash equivalents	(111)	(1,265)	(1,293)
Cash and cash equivalents at beginning of year	2,783	4,048	5,341
Cash and cash equivalents at end of year	$2,672	$2,783	$4,048

Supplemental Cash Flow Information
Cash paid for:
Interest	$298	$315	$337
Income taxes, net of refunds	$144	$587	$923

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers a comprehensive offering of pharmaceuticals and medical supplies and provides services to help our customers improve the efficiency and effectiveness of their healthcare operations. We managed our business through two reportable segments, McKesson Distribution Solutions and McKesson Technology Solutions, as further described in Financial Note 28, “Segments of Business.”
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
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within “Prepaid expenses and other” and “Other Noncurrent Assets” in the consolidated balance sheets. At March 31, 2018, our restricted cash balance was nil. At March 31, 2017, our restricted cash balance was $1.5 billion, which primarily represents cash paid into the escrow accounts for our acquisitions that closed in the first quarter of 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Marketable Securities Available-for-Sale: Our marketable securities, which are available-for-sale, are carried at fair value and are included within “Prepaid expenses and other” in the consolidated balance sheets. The unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2018 and 2017, marketable securities were not material.
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
Equity Method Investments: Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. We evaluate our equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for further information relating to our equity method investment in Change Healthcare, LLC (“Change Healthcare”).
Concentrations of Credit Risk and Receivables: Our trade accounts receivable are subject to concentrations of credit risk with customers primarily in our Distribution Solutions segment. During 2018, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 51.7% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.9% of our total consolidated revenues. At March 31, 2018, trade accounts receivable from our ten largest customers were approximately 24.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 16.4% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to concentrations of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these estimated amounts.
Financing Receivables: We assess and monitor credit risk associated with financing receivables, primarily lease and notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as considering existing economic conditions, to determine if an allowance is required. Financing receivables are derecognized if legal title to them has been transferred and all related risks and rewards incidental to ownership have passed to the buyer.  As of March 31, 2018 and 2017, financing receivables and the related allowance were not material to our consolidated financial statements.
Inventories: Prior to 2018, we reported inventories at the lower of cost or market (“LCM”). Effective in the first quarter of 2018, we report inventories at the lower of cost or net realizable value, except for inventories determined using the last-in, first-out (“LIFO”) method. Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign locations is based on weighted average purchase prices using the first-in, first-out method (“FIFO”). Rebates, cash discounts, and other incentives received from vendors are recognized within cost of sales upon the sale of the related inventory.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The LIFO method was used to value approximately 63% and 70% of our inventories at March 31, 2018 and 2017. If we had used the FIFO method of inventory valuation, inventories would have been approximately $906 million and $1,005 million higher than the amounts reported at March 31, 2018 and 2017. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. We recognized LIFO credits of $99 million and $7 million in 2018 and 2017 and net LIFO charges of $244 million in 2016 in cost of sales within our consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO cost or market.  As of March 31, 2018 and 2017, inventories at LIFO did not exceed market.
Shipping and Handling Costs: We include costs to pack and deliver inventory to our customers in selling, distribution and administrative expenses. Shipping and handling costs of $914 million, $814 million, and $789 million were included in our selling, distribution and administrative expenses in 2018, 2017 and 2016.
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
Goodwill: Goodwill is tested for impairment on an annual basis in the fourth quarter or more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.
The goodwill testing requires us to compare the estimated fair value of a reporting unit to its carrying value.  If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is required.  If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for that excess, limited to the total amount of goodwill allocated to that reporting unit.
To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow (“DCF”) model in which cash flows anticipated over future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. The fair value estimates in the goodwill impairment analysis are highly sensitive to the discount rates used in the expected cash flows attributable to the reporting units. The discount rates are the weighted average cost of capital measuring the reporting unit’s cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. Other estimates inherent in both the market and income approaches include long-term growth rates, projected revenues, earnings and cash flow forecasts for the reporting units. In addition, we compare the aggregate of the reporting units’ fair value to the Company’s market capitalization as a further corroboration of the fair values. Goodwill testing requires a complex series of assumptions and judgments by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations.
Intangible Assets: Currently all of our intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 38 years. We review intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its estimated fair market value.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over their estimated useful lives ranging from one to ten years. As of March 31, 2018 and 2017, capitalized software held for internal use was $425 million and $455 million, net of accumulated amortization of $1,182 million and $1,177 million, and was included in other assets in the consolidated balance sheets.
Insurance Programs: Under our insurance programs, we seek to obtain coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain losses primarily related to workers’ compensation and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based on our estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry.
Revenue Recognition:
Distribution Solutions
Revenues for our Distribution Solutions segment are recognized when persuasive evidence of an arrangement exists, product is delivered and title passes to the customer or when services have been rendered and there are no further obligations to the customer, the price is fixed or determinable, and collection of the amounts are reasonably assured.
Revenues for our Distribution Solutions segment include large volume sales of pharmaceuticals primarily to a limited number of large customers who warehouse their own products. We order bulk product from the manufacturer, receive and process the product primarily through our central distribution facilities and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. We also record revenues for direct store deliveries of shipments from the manufacturer to our customers. We assume the primary liability to the manufacturer for these products.
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
Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $3.1 billion in 2018, 2017 and 2016. We collect taxes from customers and remit to governmental authorities. We report all revenues net of taxes assessed by governmental authorities.
This segment also provides software as a service (“SaaS”) and claims processing. Revenues for SaaS-based subscription and transaction processing fees are recognized ratably over the contract terms.
Technology Solutions
Revenues for our Technology Solutions segment are generated primarily by licensing software and software systems consisting of software, hardware and maintenance support, providing SaaS or SaaS-based solutions, outsourcing and professional services. Revenue for this segment is recognized as follows:
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
This segment engages in multiple-element arrangements, which may contain any combination of software, hardware, implementation, SaaS-based offerings, consulting services or maintenance services. For multiple-element arrangements that do not include software, revenue is allocated to the separate elements based on their relative selling price and recognized in accordance with the revenue recognition criteria applicable to each element. Relative selling price is determined based on vendor-specific objective evidence (“VSOE”) of selling price if available, third-party evidence (“TPE”), if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. For multiple-element arrangements accounted for in accordance with specific software accounting guidance when some elements are delivered prior to others in an arrangement and VSOE of fair value exists for the undelivered elements, revenue for the delivered elements is recognized upon delivery of such items. The segment establishes VSOE for hardware and implementation and consulting services based on the price charged when sold separately, and for maintenance services, based on renewal rates offered to customers. Revenue for the software element is recognized under the residual method only when fair value has been established for all of the undelivered elements in an arrangement. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until the delivery of the last element or until the fair value of the undelivered element is determinable. For multiple-element arrangements with both software and nonsoftware elements, arrangement consideration is allocated between the software elements as a whole and nonsoftware elements.  The segment then further allocates consideration to the individual elements within the software group, and revenue is recognized for all elements under the applicable accounting guidance and our policies described above.
Supplier Incentives: Fees for services and other incentives received from suppliers, relating to the purchase or distribution of inventory, are generally reported as a reduction to cost of sales. We consider these fees and other incentives to represent product discounts and as a result, the amounts are recognized within cost of sales upon the sale of the related inventory.
Supplier Reserves: We establish reserves against amounts due from suppliers relating to various fees for services and price and rebate incentives, including deductions taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in facts and circumstances. Adjustments to supplier reserves are generally included within cost of sales. The ultimate outcome of any outstanding claims may be different than our estimate. As of March 31, 2018 and 2017, supplier reserves were $227 million and $201 million. All of the supplier reserves at March 31, 2018 and 2017 pertain to our Distribution Solutions segment.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Our foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ equity accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in other comprehensive income or loss in the consolidated statements of comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2018, 2017 or 2016. We release cumulative translation adjustments from stockholders’ equity into net income as a gain or loss only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  We also release all or a pro rata portion of the cumulative translation adjustments into net income upon the sale of an equity method investment that is a foreign entity.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. We use foreign currency-denominated notes and cross-currency swaps to hedge a portion of our net investment in our foreign subsidiaries.  We use cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in other comprehensive income or loss in the consolidated statements of comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the consolidated statements of operations when the hedged item affects earnings. We evaluate hedge effectiveness at the inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized as a charge or credit to earnings. In the fourth quarter of 2018, we adopted amended guidance for derivatives and hedging which eliminates the existing requirement to recognize periodic hedge ineffectiveness in earnings for cash flow hedges and net investment hedges that are highly effective. The adoption had no material impact on our financial statements as there was no ineffectiveness recognized on our cash flow hedges or net investment hedges prior to adoption. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.
Comprehensive Income: Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Our other comprehensive income primarily consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency including gains and losses on net investment hedges, unrealized gains and losses on cash flow hedges, as well as unrealized gains and losses on retirement-related benefit plans.
Noncontrolling Interests and Redeemable Noncontrolling Interests: Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to McKesson Corporation. In 2018, 2017 and 2016, net income attributable to noncontrolling interests included recurring compensation that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe AG (“McKesson Europe”), formerly known as Celesio AG, under the domination and profit and loss transfer agreement. In 2018 and 2017, net income attributable to noncontrolling interests also included third-party equity interests in our consolidated entities including Vantage Oncology Holdings, LLC (“Vantage”) and ClarusONE Sourcing Services LLP (“ClarusONE”), which was established between McKesson and Walmart, Inc in 2017. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.  Redeemable noncontrolling interests are presented outside of stockholders’ equity on our consolidated balance sheets. Refer to Financial Note 11, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for more information.
Share-Based Compensation: We account for all share-based compensation transactions using a fair-value based measurement method. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period. The share-based compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Loss Contingencies: We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate the loss or a range of possible loss. When a material loss is probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided.
Disclosure is also provided when it is reasonably possible that a material loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or a range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of a high and low estimate.
Restructuring Charges: Employee severance costs are generally recognized when payments are probable and amounts are estimable. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates.  Other exit-related costs are recognized as incurred.

Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related integration and restructuring costs are expensed as incurred.
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
Recently Adopted Accounting Pronouncements
Income Taxes: In the fourth quarter of 2018, we adopted amended guidance as issued by SEC staff in December 2017 which provides clarification for entities that may not have completed their accounting in the period of enactment for the income tax effects of the 2017 Tax Cut and Jobs Act ("2017 Tax Act"), which for us was the third quarter of 2018. The amended guidance provides a provisional one-year measurement period for entities to finalize their accounting for the income tax effects. Under the amended guidance, we are required to reflect the income tax effects in the enactment period of those aspects of the 2017 Tax Act for which the accounting is complete. We are required to record a provisional estimate in our consolidated financial statements if the accounting for certain aspects of the 2017 Tax Act are incomplete provided that the effects are reasonably determinable. Such provisional amounts are subject to further adjustments during the measurement period until the accounting for the income tax effects is finalized. If the effects of the 2017 Tax Act are not reasonably determinable, we would continue to apply the accounting guidance that was in effect immediately before the 2017 Tax Act’s enactment date until the provisional amounts become reasonably estimable. The SEC staff guidance also requires additional disclosures when the accounting related to the 2017 Tax Act is not complete. Refer to Financial Note 10, “Income Taxes,” for more information regarding the impact of this amended guidance on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Derivatives and Hedging: In the fourth quarter of 2018, we elected to early adopt amended guidance for derivatives and hedging on a modified retrospective basis. The amended guidance was issued to improve the accounting for hedging activities and to better align an entity’s risk management activities and financial reporting for hedging relationships. The amended guidance, among other provisions, eliminates the existing requirement to recognize periodic hedge ineffectiveness in earnings for cash flow hedges and net investment hedges that are highly effective and requires that all items that affect earnings be classified in the same income statement line as the hedged item. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
Goodwill Impairment Testing:  In the second quarter of 2018, we elected to adopt amended guidance which simplifies goodwill impairment testing by eliminating the second step of the impairment test. The amended guidance requires an impairment charge to be recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value under a one-step impairment test. Refer to Financial Note 3, “Goodwill Impairment Charges” for more information.
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
Derivatives and Hedging: In the first quarter of 2018, we adopted amended guidance for derivative instrument novations. The amendments clarify that a novation, a change in the counterparty, to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. The adoption of this amended guidance did not have an effect on our consolidated financial statements.
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
Inventories: In the first quarter of 2018, we adopted amended guidance for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement replaced the lower of cost or market evaluation previously applied. Accounting guidance is unchanged for inventory measured using the LIFO or the retail method. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
Share-Based Payments: In the first quarter of 2017, we adopted amended guidance for employee share-based payment awards.  Under the amended guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee share-based compensation arrangements are recognized within income tax expense. Under the previous guidance, windfalls were recognized in additional paid-in capital (“APIC”) and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than APIC. As a result, discrete tax benefits of $54 million were recognized in income tax expense in 2017. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017.  None of the other provisions in this amended guidance had a material impact on our consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fair Value Measurement: In the first quarter of 2017, we adopted amended fair value guidance on a retrospective basis. This amended guidance limits disclosures and removes the requirement to categorize investments within the fair value hierarchy if the fair value of the investment is measured using the net asset value (“NAV”) per share practical expedient. The amended guidance primarily affected our fiscal 2017 annual disclosures related to our pension benefits. Refer to Financial Note 18, “Pension Benefits,” for more information regarding the impact of this amended guidance on our pension benefits. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
Fees Paid in a Cloud Computing Arrangement:  In the first quarter of 2017, we adopted amended guidance for a customer’s accounting for fees paid in a cloud computing arrangement.  The amended guidance requires customers to determine whether or not an arrangement contains a software license element. If the arrangement contains a software license element, the related fees paid should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it is accounted for as a service contract. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
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
Discontinued Operations: In the first quarter of 2016, we adopted amended guidance for reporting of discontinued operations and disclosures of disposals of components.  The amended guidance revises the criteria for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation.  In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Refer to Financial Note 7, “Discontinued Operations,” for more information regarding the impact of this amended guidance on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
Accumulated Other Comprehensive Income: In February 2018, amended guidance was issued to address a narrow-scope financial reporting issue that arose as a consequence of the 2017 Tax Act. Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather in net income, such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate. This difference is referred to as stranded tax effects. The amended guidance allows for a reclassification of only those amounts related to the 2017 Tax Act to retained earnings thereby eliminating the stranded tax effects. The amended guidance also requires certain disclosures about stranded tax effects. The amended guidance is effective for us beginning in the first quarter of 2020 on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Share-Based Payments: In May 2017, amended guidance was issued for employee share-based payment awards. This amendment provides guidance on which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the amended guidance, we are required to account for the effects of a modification if the fair value, the vesting conditions or the classification (as an equity instrument or a liability instrument) of the modified award change from that of the original award immediately before the modification. The amended guidance is effective for us commencing in the first quarter of 2019 on a prospective basis.  Early adoption is permitted.  We do not expect the adoption of this amended guidance to have a material effect on our consolidated financial statements.
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
Compensation - Retirement Benefits: In March 2017, amended guidance was issued which requires us to report the service cost component of defined benefit pension plans and other postretirement plans in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the statements of operations separately from the service cost component outside of operating income. This amended guidance is effective for us in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We expect the adoption of this amended guidance to have a material effect on our consolidated financial statements. This amended guidance is expected to only result in a change in presentation of other components of net benefit costs on our consolidated statement of operations (a reclassification from operating income to other income, net).
Derecognition of Nonfinancial Assets: In February 2017, amended guidance was issued that defines the term “in substance nonfinancial asset” as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the asset that is promised is concentrated in nonfinancial assets. The scope of this amendment includes nonfinancial assets transferred within a legal entity including a parent entity’s transfer of nonfinancial assets by transferring ownership interests in consolidated subsidiaries. The amendment excludes all businesses and nonprofit activities from its scope and therefore all entities, with limited exceptions, are required to account for the derecognition of a business or nonprofit activity in accordance with the consolidation guidance once this amended guidance becomes effective. We are required to apply this amended guidance at the same time we apply the amended revenue guidance in the first quarter of 2019. It allows for either full retrospective or modified retrospective adoption.  Early adoption is permitted.  We do not expect the adoption of this amended guidance to have a material effect on our consolidated financial statements.

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
Restricted Cash: In November 2016, amended guidance was issued that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows.  The amended guidance is effective for us commencing in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We expect the adoption of this amended guidance to have no effect on our consolidated statements of operations, comprehensive income or our consolidated balance sheets. This amended guidance is expected to only result in a change in presentation of restricted cash and restricted cash equivalents on our consolidated statement of cash flows.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, amended guidance was issued to require entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for us commencing in the first quarter of 2019 on a modified retrospective basis. Upon adoption of this amended guidance in the first quarter of 2019, we anticipate recording approximately $130 million to $160 million of deferred tax assets with a corresponding cumulative-effect increase to the beginning balance of retained earnings in our consolidated financial statements for the tax consequences relating to an intra-entity transfer of certain software.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, amended guidance was issued to provide clarification on cash flow classification related to eight specific issues including contingent consideration payments made after a business combination and distributions received from equity method investees.  The amended guidance is effective for us commencing in the first quarter of 2019 on a retrospective basis. Early adoption is permitted. We intend to make policy elections within the amended standard that are consistent with our current classification. We do not expect the adoption of this amended guidance to have a material effect on our consolidated financial statements.
Financial Instruments - Credit Losses: In June 2016, amended guidance was issued, which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount in estimating credit losses. The amended guidance becomes effective for us commencing in the first quarter of 2021 and will be applied through a cumulative-effect adjustment to the beginning retained earnings in the year of adoption. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.
Leases: In February 2016, amended guidance was issued for lease arrangements. The amended guidance will require lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than 12 months and provide enhanced disclosures on key information of leasing arrangements.  The amended guidance is effective for us commencing in the first quarter of 2020.  Early adoption is permitted.  We plan to adopt the amended guidance on the effective date and expect that the adoption of the amended lease guidance will materially affect our consolidated balance sheet and will require certain changes to our systems and processes.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Revenue Recognition: In May 2014, amended guidance was issued for recognizing revenue from contracts with customers. Under the amended guidance, revenues will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. The amended guidance also requires additional quantitative and qualitative disclosures. Additional amendments were also issued subsequently, including clarifications on principal versus agent considerations, performance obligations, and certain scope improvements and practical expedients.  The amended guidance is effective for us commencing in the first quarter of 2019. We will adopt this amended guidance on a modified retrospective basis in our first quarter of 2019. Our equity method investee, Change Healthcare, will adopt the amended guidance in our first quarter of 2020. Change Healthcare is currently evaluating the adoption impact.

We continue to make progress on our evaluation of the adoption impact including a review of the amended guidance as compared to our current accounting policies and customer contract reviews.  We substantially completed our assessment during the fourth quarter of 2018. Our revenue is primarily generated from sales of pharmaceutical products, which will continue to be recognized when goods are transferred to the customer. We have substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. Accordingly, we generally anticipate that the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance. Upon adoption of this amended guidance, we expect to recognize an immaterial adjustment to retained earnings reflecting the cumulative impact for estimated variable consideration, subject to the constraint.

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
Gain from Healthcare Technology Net Asset Exchange
We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million). The pre-tax gain was calculated based on the difference between the fair value of our 70% equity interest in the joint venture, less the carrying amount of the contributed Core MTS Business’ net assets of $1,132 million and $1,258 million of promissory notes, a $136 million noncurrent liability associated with a tax receivable agreement (as described below) and transaction and other related expenses.  The $1,258 million of promissory notes were subsequently repaid in cash from proceeds of Change Healthcare’s long term debt issuance. Additionally, in the first quarter of 2018, we recorded a pre-tax gain of $37 million (after-tax gain of $22 million) in operating expenses upon the finalization of net working capital and other adjustments. During the second quarter of 2018, we received $126 million in cash from Change Healthcare representing the final settlement of the net working capital and other adjustments.
Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting on a one-month reporting lag. In 2018, we recorded our proportionate share of loss from Change Healthcare of $248 million, which included transaction and integration expenses incurred by the joint venture and fair value adjustments including incremental intangible assets amortization associated with basis differences, partially offset by a provisional tax benefit of $76 million recognized by Change Healthcare primarily due to a reduction in the future applicable tax rate related to the December 2017 enactment of the 2017 Tax Act. This amount was recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our consolidated statement of operations.
At March 31, 2018 and 2017, our carrying value in our investment was $3,728 million and $4,063 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,472 million and $4,762 million, primarily reflecting equity method intangible assets, goodwill and other fair value adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Related Party Transactions
In connection with the transaction, McKesson, Change Healthcare and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other commercial agreements.
Pursuant to the TRA, McKesson may be required to make certain payments or may be entitled to receive certain payments related to the cash tax savings attributable to the utilization of certain tax attributes, including certain amortizable tax basis in software contributed by McKesson to Change Healthcare. No such payments were required to be made or received for 2017 and 2018. At March 31, 2018 and 2017, we had $90 million and $136 million of noncurrent liability payable to shareholders of Change associated with the TRA. During 2018, we recorded a credit of $46 million in operating expense to reduce this liability to $90 million reflecting a reduction in future applicable tax rate related to the 2017 Tax Act. The TRA liability remained at $90 million at March 31, 2018. The amount of liability is determined based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare.
The total fees charged by us to the joint venture for various transition services under the TSA were $91 million in 2018 and were not material in 2017. Transition services fees are included within operating expenses in our consolidated statements of operations.
In 2018 and 2017, we did not earn material transaction and advisory fees under the Advisory Agreement.
Revenues recognized and expenses incurred under commercial arrangements with Change Healthcare were not material during 2018 and 2017.

At March 31, 2018 and 2017, receivables due from the joint venture were not material.

3.	Goodwill Impairment Charges
We recorded non-cash pre-tax goodwill impairment charges of $1,738 million within the Distribution Solutions segment in 2018 and $290 million within the Technology Solutions segment in 2017. The charges were recorded under the caption, “Goodwill Impairment Charges” in the accompanying consolidated statements of operations.

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. We evaluate goodwill for impairment on an annual basis as of January 1 each year and at an interim date, if indicators of potential impairment exist.

The fair value of the reporting unit was determined using a combination of an income approach based on a DCF model and a market approach based on guideline public companies’ revenues and earnings before interest, tax, depreciation and amortization multiples. Fair value estimates result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Any changes in key assumptions, including failure to improve operations of certain retail pharmacy stores, additional government reimbursement reductions, deterioration in the financial market, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may affect such estimates. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information.

Fiscal 2018

McKesson Europe

In 2018, we recorded total non-cash pre-tax and after-tax charges of $1,283 million to impair the carrying value of goodwill for our McKesson Europe reporting unit within our Distribution Solutions segment, as further described below. There were no tax benefits associated with these goodwill impairment charges. At March 31, 2018, this reporting unit had a remaining goodwill balance of $1,851 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

During the second quarter of 2018, our McKesson Europe reporting unit had a decline in its estimated future cash flows, primarily in our United Kingdom (“U.K.”) retail business, driven by significant government reimbursement reductions affecting retail pharmacy economics across the U.K. market. Accordingly, we performed an interim one-step goodwill impairment test under the amended goodwill guidance for this reporting unit prior to our annual impairment test. As a result of the interim impairment test, the estimated fair value of this reporting unit was determined to be lower than the carrying value and we recorded a non-cash goodwill impairment charge (pre-tax and after-tax) of $350 million. The discount rate and terminal growth rate used in our 2018 second quarter impairment testing were 7.5% and 1.25% compared to 7.0% and 1.5% in our 2017 annual impairment test.

Additionally, as a result of the 2018 annual impairment test, we determined that the carrying value of the McKesson Europe reporting unit further exceeded its estimated fair value and recognized a non-cash goodwill impairment charge (pre-tax and after-tax) of $933 million in the fourth quarter of 2018. This reporting unit had a further decline in its estimated future cash flows driven by weakening script growth outlook in our U.K. business and by a more competitive environment in France during the fourth quarter of 2018. The discount rate and terminal growth rate used in our 2018 annual impairment testing were 8.0% and 1.25%.

Rexall Health

As a result of the 2018 annual impairment test, we determined that the carrying value of our Rexall Health reporting unit within our Distribution Solutions segment exceeded its estimated fair value and recognized a non-cash goodwill impairment charge (pre-tax and after-tax) of $455 million in the fourth quarter of 2018. The impairment was the result of a decline in estimated future cash flows primarily driven by significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces which can only be partially mitigated through the business’ cost saving efforts. The discount rate and terminal growth rate used in our impairment testing for this reporting unit were 10.0% and 2.0%. At March 31, 2018, the Rexall Health reporting unit had no remaining goodwill related to our acquisition of Rexall Health.

Other risks, expenses and future developments that we were unable to anticipate as of the testing dates in 2018 may require us to further revise the future projected cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges. Also, refer to Financial Note 4, “Restructuring and Asset Impairment Charges,” for more information.

Fiscal 2017

Enterprise Information Solutions

In conjunction with the 2017 Healthcare Technology Net Asset Exchange, we evaluated strategic options for our EIS business, which was a reporting unit within our Technology Solutions segment. In the second quarter of 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this reporting unit’s goodwill. The impairment primarily resulted from a decline in estimated cash flows. The amount of goodwill impairment for the EIS business was determined under the former accounting guidance on goodwill impairment testing, and computed as the excess of the carrying value of the reporting unit’s goodwill over its implied fair value of its goodwill. The charge was recorded under the caption, “Goodwill Impairment Charges,” in the accompanying consolidated statements of operations. Most of the goodwill impairment for this reporting unit was not deductible for income tax purposes. Refer to Financial Note 5, “Divestitures” for more information on the sale of the EIS business.
Refer to Financial Note 21, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement.

4.	Restructuring and Asset Impairment Charges
We recorded pre-tax restructuring and asset impairment charges of $567 million in 2018 primarily within the Distribution Solutions segment, $18 million in 2017 and $203 million in 2016 within the Distribution Solutions segment, Technology Solutions segment and Corporate. These charges were recorded under the caption, “Restructuring and asset impairment charges” in the accompanying consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fiscal 2018
McKesson Europe
In 2018, we recorded total non-cash pre-tax asset impairment charges of $446 million ($410 million after-tax) and pre-tax restructuring charges of $74 million ($67 million after-tax) primarily representing employee severance and lease exit costs for our McKesson Europe business, as further discussed below.

In the second quarter of 2018, we recorded non-cash pre-tax charges of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets (primarily pharmacy licenses) and store assets (primarily fixtures). The impairment was primarily driven by our U.K. retail business due to the previously discussed decline in estimated future cash flows which resulted from significant government reimbursement reductions in the U.K.

In the fourth quarter of 2018, we recorded non-cash pre-tax charges of $257 million ($253 million after-tax) to impair the carrying value of certain intangible assets (primarily customer relationships) and capitalized software assets due to further declines in estimated future cash flows in our European business.

We utilized an income approach (DCF method) or a combination of an income approach and a market approach for estimating the fair value of long-lived assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

On September 29, 2017, we committed to a restructuring plan, which primarily consists of the closures of underperforming retail stores in the U.K. and a reduction in workforce. The plan is expected to be substantially implemented prior to the first half of 2019. As part of this plan, we recorded pre-tax restructuring charges of $74 million ($67 million after-tax) in operating expenses during 2018 primarily representing employee severance and lease exit costs. We made $10 million of cash payments, primarily related to employee severance. The reserve balance as of March 31, 2018 includes $42 million recorded in other accrued liabilities in our consolidated balance sheets.

We expect to record total pre-tax restructuring charges of approximately $90 million to $130 million for our McKesson Europe business, of which $74 million of pre-tax charges were recorded to date.  Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.

Rexall Health

In the fourth quarter of 2018, we recorded non-cash pre-tax and after-tax charges of $33 million to impair the carrying value of certain intangible assets (primarily customer relationships). The impairment was the result of a decline in estimated future cash flows primarily driven by significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces which can only be partially mitigated through the business’ cost saving efforts. We utilized an income approach (DCF method) for estimating the fair value of long-lived assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

Fiscal 2016

Cost Alignment Plan

On March 14, 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions, and technology platforms, as well as the disposal and abandonment of certain non-core businesses. As a result of the Cost Alignment Plan, we expect to record total pre-tax charges of approximately $250 million to $270 million, of which $256 million of pre-tax charges were recorded to date. The remaining charges under this program primarily consist of exit-related costs and accelerated depreciation and amortization related to our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We recorded restructuring charges of $13 million in 2018 and $14 million in 2017 including asset impairment and accelerated depreciation and amortization, which were primarily recorded within operating expenses within our Distribution Solutions segment. We recorded restructuring charges of $229 million primarily related to severance and employee-related costs, in which restructuring charges of $26 million were recorded in cost of sales and $203 million were recorded in operating expenses in 2016.

Restructuring charges for our Cost Alignment Plan for the year ended March 31, 2016 consisted of the following:

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

The following table summarizes the activity related to the restructuring liabilities associated with the Cost Alignment Plan for the years ended March 31, 2018 and 2017:

(In millions)	Distribution Solutions	Technology Solutions	Corporate	Total
Balance, March 31, 2016	$156	$45	$21	$222
Net restructuring charges recognized	19	(10)	5	14
Non-cash charges	(10)	—	1	(9)
Cash payments	(67)	(20)	(19)	(106)
Other	(8)	(5)	(2)	(15)
Balance, March 31, 2017 (1)	$90	$10	$6	$106
Net restructuring charges recognized	13	—	—	13
Non-cash charges	—	—	—	—
Cash payments	(36)	(4)	(5)	(45)
Other	(3)	(6)	4	(5)
Balance, March 31, 2018 (2)	$64	$—	$5	$69

(1)	The reserve balance as of March 31, 2017 includes $71 million recorded in other accrued liabilities and $35 million recorded in other noncurrent liabilities on our consolidated balance sheet.

(2)	The reserve balance as of March 31, 2018 includes $39 million recorded in other accrued liabilities and $30 million recorded in other noncurrent liabilities on our consolidated balance sheet.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

5.	Divestitures
Fiscal 2018

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

Equity Investment

On July 18, 2017, we completed the sale of an equity method investment in our Distribution Solutions segment to a third party for total cash proceeds of $42 million and recognized a pre-tax gain of $43 million ($26 million after-tax) within other income, net, in the second quarter of 2018.

Fiscal 2017

There were no material divestitures in 2017.

Fiscal 2016

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

These divestitures did not meet the criteria to be reported as discontinued operations since they did not constitute a significant strategic business shift.  Accordingly, pre-tax gains from 2018 and 2016 divestitures were recorded within continuing operations of our consolidated statements of operations. Pre- and after-tax income of divested businesses were not material for 2018 and 2016.

6.	Business Combinations
2018 Acquisitions

RxCrossroads
On January 2, 2018, we completed our acquisition of RxCrossroads for the net purchase consideration of $724 million, which was funded from cash on hand. RxCrossroads is headquartered in Louisville, Kentucky and provides tailored services to pharmaceutical and biotechnology manufacturers. This acquisition will enhance our existing commercialization solutions for manufacturers of branded, specialty, generic and biosimilar drugs. The financial results of the acquired business are included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment since the acquisition date.
The provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $133 million and $43 million. Approximately $368 million of the preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The preliminary purchase price allocation included acquired identifiable intangibles of $262 million primarily representing customer relationships and trade names with a weighted average life of 18 years. Amounts of assets and liabilities recognized as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, we recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our consolidated balance sheet.  The contingent consideration was estimated using a Monte Carlo simulation, which utilized Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability is re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded in our consolidated statements of operations.  As of March 31, 2018, the contingent consideration liability was $124 million. The initial fair value of this contingent consideration was a non-cash investing activity. In May 2018, we made a cash payment of $68 million representing the contingent consideration for 2018.
The fair value of assets acquired and liabilities assumed of CMM as of the acquisition date were finalized upon completion of the measurement period. As of March 31, 2018, the final amounts of fair value recognized for the assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $53 million and $8 million. Approximately $870 million of the final purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $487 million primarily representing customer relationships with a weighted average life of 17 years.
Other
During 2018, we also completed our acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for net cash consideration of $485 million, which was funded from cash on hand. intraFUSION is a healthcare management company based in Houston, Texas and provides services to physician office infusion centers. BDI is a plasma distributor headquartered in Columbia, South Carolina. We acquired the Uniprix banner which serves more than 300 independent pharmacies in Quebec, Canada. The adjusted provisional fair value of assets acquired and liabilities assumed for these acquisitions as of the acquisition date, excluding goodwill and intangibles, were $292 million and $154 million. Approximately $240 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the adjusted preliminary purchase price allocation for these acquisitions are acquired identifiable intangibles of $118 million primarily representing customer relationships. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period until our fair value assessments are finalized. The financial results of intraFUSION, BDI and Uniprix are included within our Distribution Solutions segment since the acquisition dates.
The fair value of acquired intangibles from these acquisitions was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

2017 Acquisitions

In 2017, we completed our acquisitions of Rexall Health, a division of the Katz Group Canada Inc., Vantage, Biologics, Inc. (“Biologics”) and UDG Healthcare Plc (“UDG”), as further discussed below.
Rexall Health
On December 28, 2016, we completed our acquisition of Rexall Health which operates approximately 450 retail pharmacies in Canada, primarily in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. As part of the transaction, McKesson agreed to divest 27 local stores that the Competition Bureau of Canada (the “Bureau”) identified during its review of the transaction. During 2018, we completed the sales of all 27 stores and received net cash proceeds of $116 million Canadian dollars (or, approximately $94 million) from a third-party buyer. We also received $147 million Canadian dollars (or, approximately $119 million) in cash from the third-party seller of Rexall Health as the settlement of the post-closing purchase price adjustment related to these store divestitures. No gain or loss was recognized from the sales of these stores. On May 23, 2018, as the result of resolving certain indemnity and other claims, $126 million Canadian dollars (or, approximately $98 million) including accrued interest, was released to us from an escrow account. The receipt of this cash will be recorded as a settlement gain within operating expenses in our consolidated financial statements during the first quarter of 2019. The financial results of Rexall Health are included in our North America pharmaceutical distribution and services business within our Distribution Solutions segment since the acquisition date.
The fair value measurements of assets acquired and liabilities assumed of Rexall Health as of the acquisition date were finalized upon completion of the measurement period. At December 31, 2017, the final amounts of fair value recognized for the assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $560 million and $210 million. Approximately $948 million of the final purchase price allocation was assigned to goodwill, which primarily reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $872 million, net of intangibles classified as held for sale, primarily representing trade names with a weighted average life of 19 years and customer relationships with a weighted average life of 19 years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
The final purchase price allocation included acquired identifiable intangibles of $22 million and $193 million for Vantage and Biologics. Acquired intangibles for Vantage primarily consist of $13 million of non-competition agreements with a weighted average life of 4 years, and for Biologics primarily consist of $170 million of trade names with a weighted average life of 9 years. The final fair value of Vantage’s noncontrolling interests as of the acquisition date was approximately $89 million, which represents the portion of net assets of Vantage’s consolidated entities that is not allocable to McKesson.
UDG
In the first quarter of 2017, we completed our acquisition of the pharmaceutical distribution businesses of UDG based in Ireland and the U.K. with a net purchase consideration of €380 million (or, approximately $431 million), which was funded with cash on hand. The acquired UDG businesses primarily provide pharmaceutical and other healthcare products to retail and hospital pharmacies. The acquisition of UDG expands our offerings and strengthens our market position in Ireland and the U.K. Financial results for UDG since the acquisition date are included in our results of operations within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment.

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
Other Acquisitions
During the three years presented, we also completed a number of other acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.
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

The results of discontinued operations for the years ended March 31, 2018, 2017 and 2016 were not material except for the loss recognized upon the disposition of our Brazilian business in 2017. As of March 31, 2018 and 2017, the carrying amounts of total assets and liabilities of discontinued operations were not material.

8.	Share-Based Compensation
We provide share-based compensation to our employees, officers and non-employee directors, including stock options, an employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”), performance-based restricted stock units (“PeRSUs”) and total shareholder return units (“TSRUs”) (collectively, “share-based awards”). Most of our share-based awards are granted in the first quarter of each fiscal year.
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
The compensation expense recognized has been classified in the consolidated statements of operations or capitalized in the consolidated balance sheets in the same manner as cash compensation paid to our employees. There were no material share-based compensation expenses capitalized as part of the cost of an asset in 2018, 2017 and 2016.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2018	2017	2016
Restricted stock unit awards (1)	$46	$79	$88
Stock options	14	24	22
Employee stock purchase plan	9	12	13
Share-based compensation expense (2)	69	115	123
Tax benefit for share-based compensation expense (3)	(28)	(92)	(41)
Share-based compensation expense, net of tax	$41	$23	$82

(1)	Includes compensation expense recognized for RSUs, PeRSUs and TSRUs. Our TSRUs were awarded beginning in 2015.

(2)
2016 includes non-cash credits of $14 million representing the reversal of previously recognized share-based compensation expense, which was recorded due to employee terminations associated with the March 2016 Cost Alignment Plan.

(3)
Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible. Income tax expense for 2018 and 2017 included discrete income tax benefits of $8 million and $54 million related to the adoption of the amended accounting guidance on share-based compensation.

Stock Plans
In July 2013, our stockholders approved the 2013 Stock Plan to replace the 2005 Stock Plan. These stock plans provide our employees, officers and non-employee directors the opportunity to receive equity-based, long-term incentives in the form of stock options, restricted stock, RSUs, PeRSUs, TSRUs and other share-based awards. The 2013 Stock Plan reserves 30 million shares plus the remaining number of shares reserved but unused under the 2005 Stock Plan. As of March 31, 2018, 28 million shares remain available for future grant under the 2013 Stock Plan.
Stock Options
Stock options are granted with an exercise price at no less than the fair market value and those options granted under the stock plans generally have a contractual term of seven years and follow a four year vesting schedule.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2018	2017	2016
Expected stock price volatility	25%	21%	21%
Expected dividend yield	0.8%	0.7%	0.4%
Risk-free interest rate	1.7%	1.1%	1.4%
Expected life (in years)	4.5	4	4
The following is a summary of stock options outstanding at March 31, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$76.55	–	$158.24	1	2	$108.17	1	$106.05
158.25	–	239.93	2	4	190.18	1	199.13
			3			2
The following table summarizes stock option activity during 2018:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2017	4	$145.76	4	$97
Granted	1	157.45
Cancelled	(1)	180.79
Exercised	(1)	86.95
Outstanding, March 31, 2018	3	$161.27	4	$36

Vested and expected to vest (1)	3	$160.28	4	$35
Vested and exercisable, March 31, 2018	2	147.76	2	35

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2018	2017	2016
Weighted-average grant date fair value per stock option	$34.24	$32.19	$44.04
Aggregate intrinsic value on exercise	$60	$97	$107
Cash received upon exercise	$77	$54	$47
Tax benefits realized related to exercise	$22	$38	$42
Total fair value of stock options vested	$20	$18	$18
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$15	$21	$20
Weighted-average period in years over which stock option compensation cost is expected to be recognized	2	2	2

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Restricted Stock Unit Awards
RSUs, which entitle the holder to receive at the end of a vesting term a specified number of shares of the Company’s common stock, are accounted for at fair value at the date of grant. Total compensation expense for RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in three to four years. We recognize compensation expense for RSUs on a straight-line basis over the requisite service period.
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2018, approximately 117,000 RSUs for our directors are vested.
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
TSRUs replaced PeRSUs for our executive officers beginning in 2015. The number of vested TSRUs is assessed at the end of a three-year performance period and is conditioned upon attainment of a total shareholder return metric relative to a peer group of companies. We use the Monte Carlo simulation model to measure the fair value of TSRUs. TSRUs have a requisite service period of approximately three years. Expense is attributed to the requisite service period on a straight-line basis based on the fair value of the TSRUs.  For TSRUs that are designated as equity awards, the fair value is measured at the grant date.  For TSRUs that are eligible for cash settlement and designated as liability awards, we remeasure the fair value at the end of each reporting period and also adjust a corresponding liability on our balance sheet for changes in fair value.
The weighted-average assumptions used to estimate the fair value of TSRUs are as follows:

	Years Ended March 31,
	2018	2017	2016
Expected stock price volatility	29%	23%	18%
Expected dividend yield	0.8%	0.7%	0.4%
Risk-free interest rate	1.5%	1.1%	0.9%
Expected life (in years)	3	3	3

The following table summarizes activity for restricted stock unit awards (RSUs, PeRSUs, and TSRUs) during 2018:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2017	2	$188.54
Granted	1	159.49
Vested	(1)	172.02
Nonvested, March 31, 2018	2	$176.74

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table provides data related to restricted stock unit award activity:

	Years Ended March 31,
(In millions)	2018	2017	2016
Total fair value of shares vested	$156	$109	$104
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$97	$99	$144
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	2	2	2
ESPP
The Company has an ESPP under which 21 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant for all the years presented. We recognize costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in 2018, 2017, and 2016. At March 31, 2018, 3 million shares remain available for issuance.

9.	Other Income, Net

	Years Ended March 31,
(In millions)	2018	2017	2016
Interest income	$48	$29	$18
Equity in earnings, net (1)	32	30	15
Gain from sale of equity method investment (2)	43	—	—
Other, net (1)	7	31	25
Total	$130	$90	$58

(1)	Primarily recorded within our Distribution Solutions segment.

(2)	Amount represented a pre-tax gain from the sale of an equity method investment from our Distribution Solutions segment to a third party during the second quarter of 2018.

10.	Income Taxes

	Years Ended March 31,
(In millions)	2018	2017	2016
Income from continuing operations before income taxes
U.S.	$1,175	$5,772	$2,319
Foreign	(936)	1,119	931
Total income from continuing operations before income taxes	$239	$6,891	$3,250

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Income tax expense related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2018	2017	2016
Current
Federal	$577	$524	$658
State	33	86	96
Foreign	205	122	90
Total current	815	732	844

Deferred
Federal	(767)	767	95
State	17	164	42
Foreign	(118)	(49)	(73)
Total deferred	(868)	882	64
Income tax (benefit) expense	$(53)	$1,614	$908
During 2018, income tax benefit was $53 million and during 2017 and 2016 income tax expenses were $1,614 million and $908 million related to continuing operations.
Our reported income tax benefit rate was 22.2% in 2018 and income tax expense rates were 23.4%, and 27.9% in 2017 and 2016. Fluctuations in our reported income tax rates are primarily due to change in tax laws, including the recently enacted 2017 Tax Act, the impact of nondeductible impairment charges, and varying proportions of income attributable to foreign countries that have income tax rates different from the U.S. rate.
The reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 31.6% for 2018 and 35% for 2017 and 2016 to the income before income taxes is as follows:

	Years Ended March 31,
(In millions)	2018	2017	2016
Income tax expense at federal statutory rate	$75	$2,411	$1,137
State income taxes net of federal tax benefit	50	153	92
Tax effect of foreign operations	(146)	(326)	(295)
Unrecognized tax benefits and settlements	454	57	(14)
Non-deductible goodwill	585	106	—
Share-based compensation	(8)	(54)	—
Net tax benefit on intellectual property transfer	(178)	(137)	—
Rate differential on gain from Change Healthcare Net Asset Exchange	—	(587)	—
Remeasurement of U.S. deferred taxes	(1,324)	—	—
Transition tax on foreign earnings	457	—	—
Other, net (1)	(18)	(9)	(12)
Income tax (benefit) expense	$(53)	$1,614	$908

(1)	Our 2018 effective tax rate was impacted by other favorable U.S. federal permanent differences including research and development credits of $11 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In 2018, as a result of the 2017 Tax Act, we recognized a provisional tax benefit of $1,324 million due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate and a provisional tax expense of $457 million for the one-time tax imposed on certain accumulated earnings and profits (“E&P”) of our foreign subsidiaries.
Our reported income tax benefit rate for 2018 was unfavorably impacted by non-cash pre-tax charges of $1,738 million to impair the carrying value of goodwill related to our McKesson Europe and Rexall Health reporting units within our Distribution Solutions segment, given that no tax benefit was recognized for these charges. Our reported income tax expense rate for 2017 was unfavorably impacted by the non-cash pre-tax charge of $290 million to impair the carrying value of goodwill related to our EIS business within our Technology Solutions segment, given that the majority of this charge was not deductible for income tax purposes. Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information.
On December 19, 2016, we sold various software relating to our Technology Solutions business between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. A McKesson entity based in the U.S. was the recipient of the software and is entitled to amortize the fair value of the assets for book and tax purposes. The tax benefit associated with the amortization of these assets is being recognized over the tax lives of the assets. As a result, we recognized a net tax benefit of $178 million and $137 million in 2018 and 2017.
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
In March 2016, amended guidance was issued for employee share-based payment awards. Under the amended guidance, all windfalls and shortfalls related to employee share-based compensation arrangements are recognized within income tax expense. We elected to early adopt this amended guidance in the first quarter of 2017. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than APIC. As a result, we recognized a net tax benefit of $8 million and $54 million in 2018 and 2017.
In 2016, we recognized a $19 million tax benefit due to a reduction in our deferred tax liabilities as a result of enacted tax law changes in certain foreign jurisdictions and a $25 million tax benefit associated with the U.S. Tax Court’s decision in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing agreement.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Deferred tax balances consisted of the following:

	March 31,
(In millions)	2018	2017
Assets
Receivable allowances	$58	$124
Compensation and benefit related accruals	345	593
Net operating loss and credit carryforwards	811	594
Long-term contractual obligations	59	107
Other	279	241
Subtotal	1,552	1,659
Less: valuation allowance	(751)	(503)
Total assets	801	1,156
Liabilities
Inventory valuation and other assets	(1,869)	(2,818)
Fixed assets and systems development costs	(158)	(224)
Intangibles	(644)	(921)
Change Healthcare Equity Investment	(814)	(773)
Other	(71)	(70)
Total liabilities	(3,556)	(4,806)
Net deferred tax liability	$(2,755)	$(3,650)

Long-term deferred tax asset	49	28
Long-term deferred tax liability	(2,804)	(3,678)
Net deferred tax liability	$(2,755)	$(3,650)
We assess the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized.  As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions.  The valuation allowance was approximately $751 million and $503 million in 2018 and 2017. The increase of $248 million in valuation allowances in the current year relate primarily to net operating and capital losses incurred in certain tax jurisdictions for which no tax benefit was recognized.
We have federal, state and foreign net operating loss carryforwards of $111 million, $2,787 million and $1,806 million. Federal and state net operating losses will expire at various dates from 2019 through 2039. Substantially all our foreign net operating losses have indefinite lives. In addition, we have foreign capital loss carryforwards of $756 million with indefinite lives.
The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2018	2017	2016
Unrecognized tax benefits at beginning of period	$486	$555	$616
Additions based on tax positions related to prior years	47	7	116
Reductions based on tax positions related to prior years	(124)	(67)	(62)
Additions based on tax positions related to current year	778	105	28
Reductions based on settlements	(7)	(113)	(141)
Reductions based on the lapse of the applicable statutes of limitations	—	—	(6)
Exchange rate fluctuations	3	(1)	4
Unrecognized tax benefits at end of period	$1,183	$486	$555

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

As of March 31, 2018, we had $1,183 million of unrecognized tax benefits, of which $1,042 million would reduce income tax expense and the effective tax rate, if recognized. The increase in unrecognized tax benefits in 2018 compared to 2017 is primarily attributable to provisional amounts relating to the application of certain provisions of the 2017 Tax Act, partially offset by a decrease in unrecognized tax benefit due to the resolution of the Internal Revenue Services (“IRS”) relating to the fiscal years 2010 through 2012. During the next twelve months, we do not expect any material reduction in our unrecognized tax benefits. However, this may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on income taxes as income tax expense. We recognized income tax benefits of $1 million and $6 million in 2018 and 2017 and income tax expense of $12 million in 2016, related to interest and penalties in our consolidated statements of operations. The income tax benefit for interest and penalties recognized in 2018 and 2017 was primarily due to concluding certain tax authority examinations and lapses of statutes of limitations. As of March 31, 2018 and 2017, we had accrued $37 million and $45 million cumulatively in interest and penalties on unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. During the third quarter of 2018, we signed the Revenue Agent’s Report from the U.S. IRS relating to their audit of the fiscal years 2010 through 2012 and recorded a $39 million tax benefit due to the favorable resolution of various uncertain tax positions for those years. During the first quarter of 2017, we reached an agreement with the IRS to settle all outstanding issues relating to the fiscal years 2007 through 2009 without a material impact to our provision for income taxes. We are subject to audit by the IRS for fiscal years 2013 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2010 through the current fiscal year.
On December 22, 2017, the U.S. government enacted comprehensive new tax legislation under the Tax Cuts and Jobs Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year 2018 in multiple ways, including but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; and (2) requiring companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries.
The 2017 Tax Act also establishes new tax provisions that will affect our fiscal year 2019, including, but not limited to, (1) eliminating the corporate alternative minimum tax; (2) creating the base erosion anti-abuse tax (“BEAT”); (3) establishing new limitations on deductible interest expense and certain executive compensation; (4) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (5) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
On December 22, 2017, the SEC staff issued guidance on income tax accounting for the 2017 Tax Act, which was further incorporated into the U.S. GAAP guidance on income taxes in the fourth quarter of 2018. Refer to Financial Note 1, “Significant Accounting Policies - Recently Adopted Accounting Pronouncements.”
Regarding the new GILTI tax rules, which apply to fiscal years beginning after December 31, 2017, we are allowed to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred or (2) reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the company’s current measurement of deferred taxes. Our analysis of the new GILTI rules and how they may impact us is incomplete. Accordingly, we have not made a policy election regarding the treatment of the GILTI tax. We will finalize our evaluation of the GILTI tax rules during the measurement period.
Although our accounting for the impact of the 2017 Tax Act is incomplete, we have made reasonable estimates and recorded provisional amounts as follows:

Reduction of U.S. federal corporate tax rate: The 2017 Tax Act reduces the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. U.S. tax law stipulates that our fiscal year 2018 is subject to a blended tax rate of 31.6 percent, which is based on the pro rata number of days in the fiscal year before and after the effective date. For the fiscal year 2019, the tax rate will be 21 percent. As a result, we have remeasured certain deferred tax assets and deferred tax liabilities and recorded a provisional net tax benefit of $1,324 million, mainly driven by a decrease in our deferred tax liabilities for inventories and investments. During the fourth quarter of 2018, this provisional tax benefit increased by $68 million mainly due to changes to the state effect of adjustments made to federal temporary differences. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by, among other items, changes to estimates the Company has made to calculate our existing temporary differences.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Deemed Repatriation Transition Tax (“Transition Tax”): The 2017 Tax Act imposes a tax on certain accumulated E&P of our foreign subsidiaries. We were able to make a reasonable estimate of the impact of the new tax and recorded a provisional tax expense of $457 million. During the fourth quarter of 2018, this provisional tax expense increased by $23 million mainly due to changes in estimated amounts of post-1986 E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. This estimate may change as we gather additional information to more precisely compute the amount of tax.

Prior to the 2017 Tax Act, undistributed earnings of our foreign operations totaling $5,854 million were considered indefinitely reinvested. While the Company has accrued the 2017 Tax Act’s new tax on these earnings, we were unable to determine a reasonable estimate of the remaining tax liability, if any, for its remaining outside basis differences or assess how the 2017 Tax Act will impact the Company's existing assertion of indefinite reinvestment. As such, no change has been made with respect to this assertion for the year ended March 31, 2018. The Company will complete its analysis of the impact of the 2017 Tax Act on our indefinite reinvestment assertion and record amounts, such as foreign withholding taxes and state income taxes, if necessary, during the measurement period.

Our accounting for the income tax effects of the 2017 Tax Act will be completed during the measurement period and we will record any necessary adjustments in the period such adjustments are identified.

11.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe.
Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, during 2018, 2017 and 2016, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $43 million, $44 million and $44 million. All amounts were recorded in our consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During 2018, we paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At March 31, 2018 and 2017, the carrying value of redeemable noncontrolling interests of $1.46 billion and $1.33 billion exceeded the maximum redemption value of $1.35 billion and $1.21 billion. At March 31, 2018 and 2017, we owned approximately 77% and 76% of McKesson Europe’s outstanding common shares.
Appraisal Proceedings
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend.  During the pendency of the Appraisal proceedings, such amount will be paid as specified currently in the Domination Agreement.  If any such Appraisal Proceedings result in an adjustment, we would be required to make certain additional payments for any shortfall to all McKesson Europe noncontrolling shareholders who previously received the Put Amount, compensation amount or guaranteed dividend.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in our consolidated entities primarily related to ClarusONE and Vantage, which were $253 million and $178 million at March 31, 2018 and 2017 on our consolidated balance sheets. During 2018, 2017 and 2016, we allocated a total of $187 million, $39 million and $8 million of net income to noncontrolling interests.

Changes in redeemable noncontrolling interests and noncontrolling interests for the years ended March 31, 2018 and 2017 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2016	$84	$1,406
Net income attributable to noncontrolling interests	39	44
Other comprehensive loss	—	(78)
Reclassification of recurring compensation to other accrued liabilities	—	(44)
Purchases of noncontrolling interests (1)	89	—
Other	(34)	(1)
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	187	43
Other comprehensive income	—	185
Reclassification of recurring compensation to other accrued liabilities	—	(43)
Payments to noncontrolling interests	(98)	—
Exercises of Put Right	—	(53)
Other	(14)	—
Balance, March 31, 2018	$253	$1,459

(1)	Represents the fair value of noncontrolling interests we purchased related to our 2016 acquisition of Vantage. Refer to Financial Note 6, “Business Combinations,” for more information.

The effect of changes in our ownership interests related to redeemable noncontrolling interests on our equity of $3 million resulting from exercises of Put Right was recorded as a net increase to McKesson’s stockholders’ paid-in capital during 2018. Changes from net income attributable to McKesson and transfers from redeemable noncontrolling interests were $70 million during 2018.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2018	2017	2016
Income from continuing operations	$292	$5,277	$2,342
Net income attributable to noncontrolling interests	(230)	(83)	(52)
Income from continuing operations attributable to McKesson	62	5,194	2,290
Income (Loss) from discontinued operations, net of tax	5	(124)	(32)
Net income attributable to McKesson	$67	$5,070	$2,258

Weighted average common shares outstanding:
Basic	208	221	230
Effect of dilutive securities:
Options to purchase common stock	—	1	1
Restricted stock units	1	1	2
Diluted	209	223	233

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$0.30	$23.28	$9.84
Discontinued operations	0.02	(0.55)	(0.14)
Total	$0.32	$22.73	$9.70
Basic
Continuing operations	$0.30	$23.50	$9.96
Discontinued operations	0.02	(0.55)	(0.14)
Total	$0.32	$22.95	$9.82

(1)	Certain computations may reflect rounding adjustments.

Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based and other restricted stock units. Approximately 2 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share in 2018, 2017 and 2016, as they were anti-dilutive.

13.Receivables, Net

	March 31,
(In millions)	2018	2017
Customer accounts	$14,349	$14,602
Other	3,578	3,893
Total	17,927	18,495
Allowances	(216)	(280)
Net	$17,711	$18,215

Other receivables primarily include amounts due from suppliers. The allowances are primarily for estimated uncollectible accounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

14.    Property, Plant and Equipment, Net

	March 31,
(In millions)	2018	2017
Land	$187	$166
Building, machinery, equipment and other	3,746	3,637
Total property, plant and equipment	3,933	3,803
Accumulated depreciation	(1,469)	(1,511)
Property, plant and equipment, net	$2,464	$2,292

15.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2016	$7,987	$1,799	$9,786
Goodwill acquired	2,836	22	2,858
Acquisition accounting, transfers and other adjustments	(146)	1	(145)
Goodwill impairment	—	(290)	(290)
Amount reclassified to assets held for sale	(165)	—	(165)
Goodwill disposed (1)	(30)	(1,078)	(1,108)
Foreign currency translation adjustments, net	(350)	—	(350)
Balance, March 31, 2017	$10,132	$454	$10,586
Goodwill acquired	1,707	—	1,707
Acquisition accounting, transfers and other adjustments (2)	369	(330)	39
Goodwill impairment (3)	(1,738)	—	(1,738)
Goodwill disposed (1)	(48)	(124)	(172)
Amount reclassified to assets held for sale	(2)	—	(2)
Foreign currency translation adjustments, net	504	—	504
Balance, March 31, 2018	$10,924	$—	$10,924

(1)
2017 Technology Solutions segment amount represents goodwill disposal associated with Healthcare Technology Net Asset Exchange transaction. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” for more information. 2018 Technology Solutions segment amount represents goodwill disposal associated with the sale of our EIS business. Refer to Financial Note 5, “Divestitures” for more information.

(2)	Effective April 1, 2017, our RHP business was transferred from the Technology Solutions segment to the Distribution Solutions segment.

(3)
In 2018, goodwill impairment charges from our international businesses were translated at average exchange rates during the corresponding period and accumulated goodwill impairment losses described below were translated at year-end exchange rates.

As of March 31, 2018, accumulated goodwill impairment loss was $1,755 million primarily in our Distribution Solutions segment. As of March 31, 2017, the accumulated goodwill impairment loss was $290 million primarily in our Technology Solutions segment. Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information on the impairment charges recorded in 2018 and 2017.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding intangible assets is as follows:

	March 31, 2018				March 31, 2017
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,619	$(1,550)	$2,069	$2,893	$(1,295)	$1,598
Service agreements	12	1,037	(386)	651	1,009	(316)	693
Pharmacy licenses	26	684	(196)	488	741	(150)	591
Trademarks and trade names	14	932	(187)	745	845	(124)	721
Technology	4	147	(84)	63	69	(64)	5
Other	4	262	(176)	86	201	(144)	57
Total		$6,681	$(2,579)	$4,102	$5,758	$(2,093)	$3,665
Amortization expense of intangible assets was $503 million, $444 million and $431 million for 2018, 2017 and 2016. Estimated annual amortization expense of intangible assets is as follows: $440 million, $422 million, $405 million, $373 million and $262 million for 2019 through 2023, and $2,200 million thereafter. All intangible assets were subject to amortization as of March 31, 2018 and 2017.

Refer to Financial Note 4, “Restructuring and Asset Impairment Charges,” for more information on intangible asset impairment charges recorded in 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

16.	Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2018	2017
U.S. Dollar notes (1) (2)
1.40% Notes due March 15, 2018	$—	$500
7.50% Notes due February 15, 2019	—	350
2.28% Notes due March 15, 2019	1,100	1,100
4.75% Notes due March 1, 2021	323	599
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
7.65% Debentures due March 1, 2027	167	175
3.95% Notes due February 16, 2028	600	—
6.00% Notes due March 1, 2041	282	493
4.88% Notes due March 15, 2044	411	800
Foreign currency notes (1) (3)
4.50% Euro Bonds due April 26, 2017	—	533
Floating Rate Euro Notes due February 12, 2020 (4)	337	—
0.63% Euro Notes due August 17, 2021	695	638
1.50% Euro Notes due November 17, 2025	691	635
1.63% Euro Notes due October 30, 2026	669	—
3.13% Sterling Notes due February 17, 2029	630	564

Lease and other obligations	75	75
Total debt	7,880	8,362
Less: Current portion	1,129	1,057
Total long-term debt	$6,751	$7,305

(1)	These notes are unsecured and unsubordinated obligations of the Company.

(2)	Interest on these notes is payable semiannually.

(3)	Interest on these foreign bonds and notes is payable annually, except the 2020 Floating Rate Euro Notes.

(4)	Interest on these notes is payable quarterly.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2018 and March 31, 2017, $7,880 million and $8,362 million of total debt were outstanding, of which $1,129 million and $1,057 million were included under the caption “Current portion of long-term debt” within our consolidated balance sheets.
Fiscal 2018
On February 12, 2018, we completed a public offering of Euro-denominated floating rate notes due February 12, 2020 (the “2020 Floating Rate Euro Notes”) in an aggregate principal amount of €250 million and 1.63% Euro-denominated notes due October 30, 2026 (the “2026 Euro Notes”) in an aggregate principal amount of €500 million. On February 16, 2018, we completed a public offering of 3.95% notes due February 16, 2028 (the “2028 USD Notes”) in an aggregate principal amount of $600 million. The 2020 Floating Rate Euro Notes bear an interest at a rate equal to the three-month Euro Interbank Offered Rate plus 0.15%. Interest on the 2020 Floating Rate Euro Notes is payable on February 12, May 12, August 12 and November 12 of each year, commencing on May 12, 2018. Interest on the 2026 Euro Notes is payable on October 30 of each year, commencing on October 30, 2018. Interest on the 2028 USD Notes is payable on February 16 and August 16 of each year, commencing on August 16, 2018. We utilized the net proceeds from these notes of $1.5 billion, net of discounts and offering expenses, to finance the purchase of certain outstanding notes and for working capital and general corporate purposes.
Fiscal 2017
On February 17, 2017, we completed a public offering of 0.63% Euro-denominated notes due August 17, 2021 (the “2021 Euro Notes”) in an aggregate principal amount of €600 million, 1.50% Euro-denominated notes due November 17, 2025 (the “2025 Euro Notes”) in an aggregate principal amount of €600 million and 3.13% British pound sterling-denominated notes due February 17, 2029 (the “2029 Sterling Notes”) in an aggregate principal amount of £450 million. Interest on the 2021 Euro Notes is payable on August 17th of each year. Interest on the 2025 Euro Notes is payable on November 17th of each year. Interest on the 2029 Sterling Notes is payable on February 17th of each year. We utilized the net proceeds from these notes of $1.8 billion, net of discounts and offering expenses for general corporate purposes including the repayments of long-term debt.
Each note, which constitutes a “Series”, is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and, from time-to-time, future unsecured and unsubordinated indebtedness outstanding. Each Series is governed by materially similar indentures and officers’ certificates. Upon required notice to holders of notes with fixed interest rates, we may redeem those notes at any time prior to maturity, in whole or in part, for cash at redemption prices that may include a make-whole premium plus accrued and unpaid interest, as specified in the indenture and officers’ certificate relating to that Series. The 2020 Floating Rate Euro Notes are not redeemable at our option. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not consolidate, merge or sell all or substantially all of our assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without lenders’ consent. The indentures also contain customary events of default provisions.
Tender Offers and Early Repayments
On February 7, 2018, we commenced cash tender offers for a portion of our existing outstanding (i) 7.50% Notes due 2019, (ii) 4.75% Notes due 2021, (iii) 7.65% Debentures due 2027, (iv) 6.00% Notes due 2041 and (v) 4.88% Notes due 2044 (collectively referred to herein as the “Tender Offer Notes”). In connection with the tender offers and an additional repurchase, we paid an aggregate consideration of $1.05 billion to redeem $936 million principal amount of the notes at a redemption price equal to 100% of the principal amount and premiums of $99 million, plus accrued and unpaid interest of $20 million. The redemption of the Tender Offer Notes was accounted for as a debt extinguishment. As a result of the redemption, we incurred a pre-tax loss on debt extinguishment of $109 million ($70 million after-tax), which included premiums of $99 million and the write-off of unamortized debt issuance costs of $10 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On March 26, 2018, we paid an aggregate consideration of $317 million to redeem $302 million principal amount of the 7.500% Notes due 2019 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest of $2 million, and the applicable redemption premium of $13 million pursuant to the terms of the indentures. As a result of the redemption, we incurred a pre-tax loss on debt extinguishment of $13 million ($8 million after-tax), which primarily represented the premiums.
Repayments at maturity
In 2018, we repaid at maturity our €500 million Euro-denominated bond due April 26, 2017 and our $500 million 1.40% notes due March 15, 2018. In 2017, we repaid at maturity our €350 million Euro-denominated bond (or, approximately $385 million) due October 18, 2016, our $500 million 5.70% notes due March 1, 2017 and our $700 million 1.29% notes due March 10, 2017. In 2016, we repaid at maturity our $400 million floating rate notes due September 10, 2015, our $500 million 0.95% notes due December 4, 2015, our $600 million 3.25% notes due March 1, 2016 and a term loan balance of $93 million.
Other Information
Scheduled principal payments of long-term debt are $1,129 million in 2019, $353 million in 2020, $337 million in 2021, $634 million in 2022, $403 million in 2023 and $5,024 million thereafter.
Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At March 31, 2018, we were in compliance with all covenants. There were no borrowings under this facility during 2018, 2017 and 2016, and no borrowings outstanding as of March 31, 2018 and 2017.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $242 million as of March 31, 2018. Borrowings and repayments were not material in 2018 and 2017. During 2016, we borrowed $641 million and repaid $635 million under these credit lines primarily related to short‑term borrowings. These credit lines have interest rates ranging from 0.2% to 6%. As of March 31, 2018, borrowings outstanding under these credit lines were not material.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding commercial paper notes. During 2018 and 2017, we borrowed $20,542 million and $8,283 million and repaid $20,725 million and $8,100 million under the program. During 2016, there were no material commercial paper issuances. At March 31, 2018, there were no commercial paper notes outstanding. At March 31, 2017, we had $183 million commercial paper notes outstanding with a weighted average interest rate of 1.20%.

17.	Variable Interest Entities
We evaluate our ownership, contractual and other interests in entities to determine if they are VIEs, if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Consolidated Variable Interest Entities
We consolidate VIEs when we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, are considered the primary beneficiary of the VIE. We consolidate certain single-lessee leasing entities where we, as the lessee, have the majority risk of the leased assets due to our minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide us with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have a material impact on our consolidated statements of operations and cash flows. Total assets and liabilities included in our consolidated balance sheets for these VIEs were $819 million and $92 million at March 31, 2018 and $821 million and $149 million at March 31, 2017.
Investments in Unconsolidated Variable Interest Entities
We are involved with VIEs which we do not consolidate because we do not have the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiary of the entities. Our relationships include equity method investments and lending, leasing, contractual or other relationships with the VIEs. Our most significant relationships are with oncology and other specialty practices. Under these practice arrangements, we generally own or lease all of the real estate and equipment used by the affiliated practices and manage the practices’ administrative functions. We also have relationships with certain pharmacies in Europe with whom we may provide financing, have equity ownership and/or a supply agreement whereby we supply the vast majority of the pharmacies’ purchases. Our maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.1 billion at March 31, 2018 and 2017, which primarily represents the value of intangible assets related to service agreements, equity investments and lease and loan receivables. This amount excludes the customer loan guarantees discussed in Financial Note 23, “Financial Guarantees and Warranties.” We believe there is no material loss exposure on these assets or from these relationships.

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
Our non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway, United Kingdom, Germany, and Canada. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation. The obligations in Norway are largely related to the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law. The shortfall may not exceed 1% of the obligation. If the shortfall exceeds this threshold, it must be remedied within two years. In the United Kingdom, we have subsidiaries that participate in a joint pension plan. This plan is largely funded by contractual trust arrangements that hold Company assets that may only be used to pay pension obligations. The Trustee Board decides on the minimum contribution to the plan in association with selected employees of the entity. A valuation is performed at regular intervals in order to determine the amount of the contribution and to ensure that the minimum contribution is made. The pension obligation in Germany is unfunded with the exception of the contractual trust arrangement used to fund pensions of McKesson Europe’s Management Board.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end.
The net periodic expense for our pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2018	2017	2016	2018	2017	2016
Service cost - benefits earned during the year	$3	$5	$4	$15	$15	$20
Interest cost on projected benefit obligation	14	13	18	22	23	24
Expected return on assets	(19)	(15)	(19)	(26)	(26)	(30)
Amortization of unrecognized actuarial loss and prior service costs	6	11	42	5	4	3
Curtailment/settlement loss (gain)	2	—	2	1	(2)	—
Net periodic pension expense	$6	$14	$47	$17	$14	$17
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service period of active employees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Years Ended March 31,		Years Ended March 31,
(In millions)	2018	2017	2018	2017
Change in benefit obligations
Benefit obligation at beginning of period (1)	$513	$535	$943	$899
Service cost	3	5	15	15
Interest cost	14	13	22	23
Actuarial loss (gain)	1	(11)	(15)	98
Benefits paid	(44)	(26)	(42)	(34)
Expenses paid	(2)	(3)	(1)	(1)
Amendments	—	—	(2)	—
Acquisitions	—	—	—	37
Foreign exchange impact and other	—	—	115	(94)
Benefit obligation at end of period (1)	$485	$513	$1,035	$943

Change in plan assets
Fair value of plan assets at beginning of period	$293	$262	$623	$607
Actual return on plan assets	35	22	21	76
Employer and participant contributions	53	38	17	16
Benefits paid	(44)	(26)	(42)	(34)
Expenses paid	(2)	(3)	(1)	(1)
Acquisitions	—	—	—	35
Foreign exchange impact and other	—	—	69	(76)
Fair value of plan assets at end of period	$335	$293	$687	$623

Funded status at end of period	$(150)	$(220)	$(348)	$(320)

Amounts recognized on the balance sheet
Assets	$10	$—	$19	$4
Current liabilities	(39)	(17)	(7)	(7)
Long-term liabilities	(121)	(203)	(360)	(317)
Total	$(150)	$(220)	$(348)	$(320)

(1)	The benefit obligation is the projected benefit obligation.
The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2018	2017	2018	2017
Projected benefit obligation	$485	$513	$1,035	$943
Accumulated benefit obligation	485	513	990	902
Fair value of plan assets	335	293	687	623

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2018	2017	2018	2017
Net actuarial loss	$134	$157	$162	$160
Prior service credit	—	—	(5)	(3)
Total	$134	$157	$157	$157
Other changes in accumulated other comprehensive income (pre-tax) were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2018	2017	2016	2018	2017	2016
Net actuarial loss (gain)	$(15)	$(17)	$9	$(11)	$47	$(38)
Prior service credit	—	—	—	(2)	—	(5)
Amortization of:
Net actuarial loss	(8)	(11)	(44)	(6)	(4)	(5)
Prior service credit (cost)	—	—	—	—	2	2
Foreign exchange impact and other	—	—	—	19	(10)	(1)
Total recognized in other comprehensive loss (income)	$(23)	$(28)	$(35)	$—	$35	$(47)
We expect to amortize $9 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2019. The comparable 2018 amount was $14 million of actuarial loss.
Projected benefit obligations related to our unfunded U.S. plans were $160 million and $176 million at March 31, 2018 and 2017. Pension obligations for our unfunded plans are based on the recommendations of independent actuaries. Projected benefit obligations relating to our unfunded non-U.S. plans were $297 million and $276 million at March 31, 2018 and 2017. Funding obligations for our non-U.S. plans vary based on the laws of each non-U.S. jurisdiction.
Expected benefit payments, including assumed executive lump sum payments, for our pension plans are as follows: $97 million, $184 million, $65 million, $70 million and $67 million for 2019 to 2023 and $339 million for 2024 through 2028. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $55 million for 2019.
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
	2018	2017	2016	2018	2017	2016
Net periodic pension expense
Discount rates	3.55%	3.40%	3.36%	2.34%	2.72%	2.36%
Rate of increase in compensation	4.00	4.00	4.00	2.72	2.76	2.80
Expected long-term rate of return on plan assets	6.25	6.25	6.75	4.03	4.51	4.87
Benefit obligation
Discount rates	3.69%	3.39%	3.27%	2.35%	2.35%	2.84%
Rate of increase in compensation	N/A (1)	4.00	4.00	2.59	3.18	2.98

(1)	This assumption is no longer needed in actuarial valuations as U.S. plans are frozen or have fixed benefits for the remaining active participants.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Our defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2018, our U.S. defined benefit liabilities are valued using a weighted average discount rate of 3.69%, which represents an increase of 30 basis points from our 2017 weighted-average discount rate of 3.39%. Our non-U.S. defined benefit pension plan liabilities are valued using a weighted-average discount rate of 2.35%, which represents no change from 2017.
Plan Assets
Investment Strategy: The overall objective for U. S. pension plan assets is to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments are made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
The target allocations for U.S. plan assets at March 31, 2018 and 2017 are 26% and 50% equity investments, 70% and 45% fixed income investments including cash and cash equivalents and 4% and 5% real estate. Equity investments include common stock, preferred stock, and equity commingled funds. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. The real estate investments are in a commingled real estate fund.
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
Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2018 and 2017, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2018				March 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39	$—	$—	$39	$3	$—	$—	$3
Equity securities:
Common and preferred stock	7	—	—	7	—	—	—	—
Equity commingled funds	—	—	—	—	41	94	—	135
Fixed income securities:
Government securities	—	85	—	85	5	113	—	118
Corporate bonds	—	58	—	58	114	136	—	250
Mortgage-backed securities	—	7	—	7	—	—	—	—
Asset-backed securities and other	—	21	—	21	—	—	—	—
Fixed income commingled funds	—	—	—	—	—	64	—	64
Other:
Real estate funds	—	—	—	—	2	—	—	2
Other	—	—	—	—	22	—	4	26
Total	$46	$171	$—	$217	$187	$407	$4	$598
Assets held at NAV practical expedient (1)
Equity commingled funds				54				27
Fixed income commingled funds				53				—
Real estate funds				11				—
Other				—				62
Total plan assets				$335				$687

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2017				March 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$—	$—	$8	$2	$—	$—	$2
Equity securities:
Common and preferred stock	17	—	—	17	—	—	—	—
Equity commingled funds	—	—	—	—	13	40	—	53
Fixed income securities:
Government securities	—	27	—	27	24	68	—	92
Corporate bonds	—	12	—	12	69	120	10	199
Mortgage-backed securities	—	10	—	10	—	—	—	—
Asset-backed securities and other	—	19	—	19	—	—	—	—
Fixed income commingled funds	—	—	—	—	20	29	—	49
Other:
Real estate funds	—	—	—	—	2	—	6	8
Total	$25	$68	$—	$93	$130	$257	$16	$403
Assets held at NAV practical expedient (1)
Equity commingled funds				131				94
Fixed income commingled funds				59				53
Real estate funds				10				13
Other				—				60
Total plan assets				$293				$623

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
Other - At March 31, 2018 and 2017, this includes $38 million and $37 million of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The activity attributable to Level 3 plan assets was insignificant in the years ended March 31, 2018 and 2017.
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
Contributions and amounts accrued for U.S. Plans were not material for the years ended March 31, 2018, 2017, and 2016. Contributions to the POA for non-U.S. Plans exceeding 5% of total plan contributions were $16 million, $18 million and $23 million in 2018, 2017 and 2016. Based on actuarial calculations, we estimate the funded status for our non-U.S. Plans to be approximately 75% as of March 31, 2018. No amounts were accrued for liability associated with the POA as we have no intention to withdraw from the plan.
Defined Contribution Plans
We have a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $82 million, $98 million and $99 million for the years ended March 31, 2018, 2017, and 2016.

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
The net periodic (credit) expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2018	2017	2016
Service cost - benefits earned during the year	$1	$1	$1
Interest cost on accumulated benefit obligation	2	2	4
Amortization of unrecognized actuarial gain and prior service credit	(6)	(1)	—
Net periodic postretirement (credit) expense	$(3)	$2	$5
Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2018	2017
Benefit obligation at beginning of period	$82	$98
Service cost	1	1
Interest cost	2	2
Actuarial gain	(1)	(13)
Benefit payments	(6)	(6)
Benefit obligation at end of period	$78	$82
The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement benefits at March 31, 2018 and 2017 were net actuarial gains of $8 million and $11 million and net prior service credits of $11 million and $14 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial gains of $3 million and $14 million in 2018 and 2017 and net prior service credits of $3 million and $3 million in 2018 and 2017.
We estimate that the amortization of the actuarial income from stockholders’ equity to other postretirement gain in 2019 will be $5 million. Comparable 2018 amount was an expense of $6 million.
Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans are as follows: $8 million, $7 million, $7 million, $7 million and $7 million for 2019 to 2023 and $28 million cumulatively for 2024 through 2028. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $8 million for 2019.
Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 3.83%, 3.68% and 3.59% for 2018, 2017 and 2016. Weighted-average discount rates for the actuarial present value of benefit obligations were 3.92%, 3.82% and 3.68% for 2018, 2017 and 2016.
Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 3.00% for 2018 and 2017. For 2018, 2017 and 2016, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Pursuant to various collective bargaining agreements, we contribute to multiemployer health and welfare plans that cover union-represented employees. Our liability is limited to the contractual dollar obligations set forth by the collective bargaining agreements. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2018, 2017, and 2016.

20.	Hedging Activities
In the normal course of business, we are exposed to interest rate and foreign currency exchange rate fluctuations. At times, we limit these risks through the use of derivatives such as interest rate swaps, cross-currency swaps and foreign currency forward contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
Foreign currency exchange risk
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
At March 31, 2018, we had €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within Accumulated Other Comprehensive Income in the statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments.  To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.  Losses from net investment hedges recorded in other comprehensive income were $268 million and $13 million for the years ended March 31, 2018 and 2017. There was no ineffectiveness in our net investment hedges for the years ended March 31, 2018 and 2017.
Derivatives Designated as Hedges
In March 2018, we entered into cross-currency swap contracts with total gross notional amounts of £432 million, which are designated as net investment hedges. Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of our net investments denominated in British pound sterling against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in Accumulated Other Comprehensive Income in the statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments denominated in British pound sterling. Losses from these net investment hedges recorded in other comprehensive income were $7 million for the year ended March 31, 2018. These cross-currency swaps will mature between February 2022 and February 2024.
At March 31, 2018 and 2017, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional amounts of $162 million and $243 million, which were designated as cash flow hedges. These contracts will mature between March 2019 and March 2020.
From time to time, we enter into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For our cross-currency swap transactions, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

At March 31, 2018 and March 31, 2017, we had cross-currency swaps with total gross notional amounts of approximately $3,412 million and $2,663 million, which are designated as cash flow hedges. These swaps will mature between July 2018 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded in Accumulated Other Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Losses of $30 million and $19 million in 2018 and 2017 and gains of $9 million in 2016 were recorded in other comprehensive income from cash flow hedges. Gains or losses reclassified from Accumulated Other Comprehensive Income and recorded in operating expenses in the consolidated statements of operations were not material in 2018, 2017 and 2016. There was no ineffectiveness in our cash flow hedges for the years ended March 31, 2018, 2017 and 2016.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in value included in earnings.
At March 31, 2017, we had a forward contract to primarily hedge the U.S. dollar against cash flows denominated in Canadian dollars with a total gross notional amount of $173 million. This contract matured in April 2017 and was not designated for hedge accounting. Gains or losses from this contract were not material for the year ended March 31, 2017.
We also have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At March 31, 2018 and 2017, the total gross notional amounts of these contracts were $29 million and $62 million.
These contracts will mature through December 2018 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings and accordingly, net gains of nil, $5 million and $60 million in 2018, 2017 and 2016, were recorded within operating expenses. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	March 31, 2018			March 31, 2017
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$15	$—	$81	$17	$—	$81
Foreign exchange contracts (non-current)	Other Noncurrent Assets	14	—	81	32	—	162
Cross-currency swaps (current)	Prepaid expenses and other/ Other Accrued Liabilities	—	7	504	17	—	174
Cross-currency swaps (non-current)	Other Noncurrent Assets/Liabilities	—	222	3,508	90	—	2,489
Total		$29	$229		$156	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$13	$1	$—	$198
Foreign exchange contracts (current)	Other accrued liabilities	—	—	16	—	—	37
Total		$—	$—		$1	$—
Refer to Financial Note 21, “Fair Value Measurements,” for more information on these recurring fair value measurements.

21.	Fair Value Measurements
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
At March 31, 2018 and 2017, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered to be Level 1 inputs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.9 billion and $8.1 billion at March 31, 2018 and $8.4 billion and $8.7 billion at March 31, 2017. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents included investments in money market funds of $799 million and $478 million at March 31, 2018 and 2017. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for our marketable securities were not material at March 31, 2018 and 2017.
Fair values of our forward foreign currency contracts were determined using observable inputs from available market information.  Fair values of our cross-currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 20, “Hedging Activities,” for fair value and other information on our foreign currency derivatives including forward foreign currency contracts and cross-currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended March 31, 2018 and 2017.
Assets Measured at Fair Value on a Nonrecurring Basis
At March 31, 2018, assets measured at fair value on a nonrecurring basis consisted of goodwil, intangible and other long-lived assets for our McKesson Europe and Rexall Health reporting units within our Distribution Solutions segment.

At March 31, 2017, assets measured at fair value on a nonrecurring basis primarily consisted of our equity method investment in Change Healthcare (Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,”) and goodwill for our EIS reporting unit within our Technology Solutions segment.
Goodwill

Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. We considered a market approach as well as an income approach using the DCF model to determine the fair value of the reporting unit.

Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information regarding goodwill impairment charges recorded for these reporting units during 2018 and 2017.

Intangible and Other Long-Lived Assets

We measure certain intangible and other long-lived assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. An impairment charge is recorded when the cost of the asset exceeds its fair value and this condition is determined to be other-than-temporary.
As discussed in Financial Note 4, “Restructuring and Asset Impairment Charges,” we recorded non-cash pre-tax charges of $479 million ($443 million after-tax) during 2018 to impair the carrying values of certain long-lived assets including intangible assets and capitalized software assets. We utilized an income approach (DCF method) or a combination of an income approach and a market approach for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets is considered a Level 3 fair value measurement.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Liabilities Measured at Fair Value on a Nonrecurring Basis

At March 31, 2018, we remeasured the contingent consideration liability related to our acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 6, “Business Combinations,” for more information on the fair value of the contingent consideration liability. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2017.

22.	Lease Obligations
We lease facilities and equipment almost solely under operating leases. At March 31, 2018, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancelable Operating Leases
2019	$502
2020	443
2021	383
2022	333
2023	277
Thereafter	1,134
Total minimum lease payments (1)	$3,072

(1)
Amount includes future minimum lease payments for the sale-leaseback transaction of $62 million. Minimum lease payments have not been reduced by minimum sublease income of $147 million due under future noncancelable subleases.

Rent expense under operating leases was $568 million, $474 million and $433 million in 2018, 2017 and 2016. Rent expense increased in 2018 due to our December 2017 acquisition of Rexall Health. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to sixteen years, while remaining terms for equipment leases range from one to seven years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for 2018, 2017 and 2016.

23.	Financial Guarantees and Warranties
Financial Guarantees
We have agreements with certain of our customers’ financial institutions, mainly in Canada and Europe, under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees range from one to twelve years and are primarily provided to facilitate financing for certain customers. The majority of our customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2018, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $234 million and $104 million, of which we have not accrued any material amounts. The expirations of these financial guarantees are as follows: $178 million, $18 million, $7 million, $10 million and $18 million from 2019 through 2023 and $107 million thereafter.
At March 31, 2018, our banks and insurance companies have issued $259 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.

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
Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the potential loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates.

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
I. Litigation and Claims
On September 7, 2007, McKesson Specialty Arizona Inc. was served with a complaint filed in the New York Supreme Court, New York County by PSKW, LLC, alleging that McKesson Specialty Arizona misappropriated trade secrets and confidential information in launching its LoyaltyScript® program, PSKW, LLC v. McKesson Specialty Arizona Inc., Index No. 602921/07.  PSKW later amended its complaint twice to add additional, but related claims. On March 9, 2017, the court entered judgment after trial in McKesson Specialty Arizona’s favor on all claims. On April 6, 2017, PSKW appealed the trial court’s judgment. The appeal was dismissed on March 27, 2018.
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
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219 (HG). True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. On August 22, 2016, the court denied plaintiffs’ motion for class certification. On November 18, 2016, plaintiffs were granted leave to appeal that ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument was heard on the appeal, which has been fully briefed, on October 17, 2017. Separately, in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”), certain third parties challenged the Federal Communications Commission’s (“FCC”) authority to require opt-out language on solicited faxes. Simultaneously, other third parties challenged the FCC’s authority to grant waivers, like those granted to the Company, of opt-out language requirements on solicited faxes. On March 31, 2017, the D.C. Circuit vacated the FCC order requiring opt-out language on solicited faxes and dismissed as moot the challenge relating to waivers. On February 20, 2018, the United States Supreme Court denied a petition for certiorari seeking review of the D.C. Circuit’s ruling.
On December 29, 2017, two investment funds holding shares in Celesio AG filed a complaint against McKesson Europe Holdings (formerly known as “Dragonfly GmbH & Co KGaA”), a wholly-owned subsidiary of the Company, in a German court in Stuttgart, Germany, Polygon European Equity Opportunity Master Fund et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 18 O 455/17 (the “Polygon” matter). The complaint alleges that the public tender offer document published by McKesson Europe in its acquisition of Celesio AG incorrectly stated that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under Section 4 of the German Takeover Offer Ordinance. On December 30, 2017, four additional investment funds which allegedly entered into swap transactions regarding shares in Celesio AG that would have enabled them to decide whether to accept the takeover offer filed a substantively identical claim, Davidson Kempner International (BVI) Ltd. et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No.16 O 475/17 (the “Davidson” matter). On March 9, 2018, McKesson Europe filed its statement of defense in the Polygon matter. On May 11, 2018, the court in the Polygon matter dismissed the claims against McKesson Europe. McKesson Europe filed its statement of defense in the Davidson matter on April 12, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
On January 26, 2016, the Company was served with an amended complaint filed in the Circuit Court of Boone County, West Virginia, by the State of West Virginia, including the Attorney General of West Virginia, alleging that since 2007, the Company has oversupplied controlled substances to West Virginia and failed to report suspicious orders of controlled substances in violation of the West Virginia Controlled Substances Act, the West Virginia Consumer and Protection Act, as well as common law claims for negligence, public nuisance and unjust enrichment, and seeking injunctive relief, monetary damages and civil penalties, all in unspecified amounts, State of West Virginia ex rel. Morrisey v. McKesson Corporation, Civil Action No.: 16-C-1. Following removal to the United States District Court for the Southern District of West Virginia (Civil Action No.: 2:16-cv-01772), the court remanded the matter to state court in January 2017. On July 7, 2017, the Company again removed the matter to the United States District Court for the Southern District of West Virginia (Civil Action No. 2:16-cv-03555.) On February 15, 2018, the court remanded the matter to state court. The trial of the matter is scheduled to begin on April 30, 2019. The Company’s motion for judgment on the pleadings is fully briefed.
On May 2, 2017, the Company was served with a complaint filed in the District Court of the Cherokee Nation by the Cherokee Nation against the Company and five other defendants, alleging that the defendants oversupplied controlled substances to the Cherokee Nation in violation of the Cherokee National Unfair and Deceptive Practices Act, as well as common law claims for nuisance, negligence, unjust enrichment and civil conspiracy, and seeking injunctive relief, civil penalties, compensatory damages, restitution, punitive damages, and attorneys’ fees and costs, all in unspecified amounts, Cherokee Nation v. AmerisourceBergen, et al., CV-2017-203. On June 8, 2017, the Company and the other defendants in this action filed suit in the United States District Court for the Northern District of Oklahoma, seeking a declaratory judgment that the Cherokee Nation District Court has no jurisdiction over the claims asserted by the Cherokee Nation in its suit, McKesson Corporation, et al. v. Todd Hembree, et al., No.4:17-cv-00323. On January 9, 2018, the court granted the motion for preliminary injunction enjoining the defendants from taking any action in the case pending in the tribal court. On January 19, 2018, the Cherokee Nation refiled its suit against the Company and the five other original defendants in the district court of Sequoyah County, Oklahoma, The Cherokee Nation v. McKesson Corporation, et al., Case no. CT-2081-11. On February 26, 2018, the Company and the other defendants removed this case to the United States District Court for the Eastern District of Oklahoma (Case No. 6:18-cv-00056). On March 1, 2018, the Cherokee Nation filed a motion to remand the matter to state court.
The Company is also a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. The plaintiffs in these actions include state attorneys general, county and city municipalities, hospitals, Indian tribes, pension funds, and third-party payors. The Company has been served with 394 complaints filed in state and federal courts in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, West Virginia, Wisconsin and Wyoming. Since December 5, 2017, nearly all the cases pending in federal district courts have been transferred to a multi-district litigation proceeding in the United States District Court for the Northern District of Ohio captions In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. On April 11, 2018, the court issued a case management order setting forth a briefing schedule to resolve legal issues across several bellwether states and a discovery schedule and March 9, 2019 trial date for three Ohio cases, The County of Summit, Ohio v. Purdue Pharma L.P., et al., Case No. 18-OP-45090 (N.D. Ohio); The County of Cuyahoga v. Purdue Pharma, L.P., et al., Case No. 17-OP-45004 (N.D. Ohio); and City of Cleveland v. AmerisourceBergen Drug Corp., et al., Case No. 18-OP-4532 (N.D. Ohio.)

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On April 3, 2017, Eli Inzlicht, a purported shareholder, filed a shareholder derivative complaint in the United States District Court for the Northern District of California against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the Drug Enforcement Administration (“DEA”) and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking restitution and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Inzlicht v. McKesson Corporation, et.al., No. 5:17-cv-01850. On July 26, 2017, Vladimir Gusinsky, as trustee for the Vladimir Gusinsky Living Trust, a purported shareholder, filed a shareholder derivative complaint in the same court based on similar allegations, Vladimir Gusinsky, as Trustee for the Vladimir Gusinsky Living Trust v. McKesson Corporation, et.al., No. 5:17-cv-4248.  On October 9, 2017, the court consolidated the two matters, In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850. On January 5, 2018, the defendants moved to dismiss the consolidated suit. On May 14, 2018, the court denied in part and granted in part the motions to dismiss.
On October 17, 2017, Chaile Steinberg, a purported shareholder, filed a shareholder derivative complaint in the Delaware Court of Chancery against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking damages and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Steinberg v. McKesson Corporation, et.al., No. 2017-0736. Three similar suits were thereafter filed by purported shareholders in the Court of Chancery of the State of Delaware, including Police & Fire Ret. Sys. of the City of Detroit v. McKesson Corporation, et al., No. 2017-0803, Amalgamated Bank v. McKesson Corporation, et al., No. 2017-0881, and Greene v. McKesson Corporation, et al., No. 2018-0042. The court ordered that all four actions be consolidated, and the plaintiffs designated the complaint in the Steinberg action as the operative complaint. The consolidated matter is captioned In re McKesson Corporation Stockholder Derivative Litigation, No. 2017-0736. The defendants filed a motion to dismiss the complaint on January 18, 2018, and a hearing on that motion took place on March 7, 2018.
On March 5, 2018, Rxc Acquisition Company (d/b/a RxCrossroads) was served with a qui tam complaint filed in July 2017 in the United States District Court for the Southern District of Illinois by a relator against Rxc Acquisition Company, among others, alleging that UCB, Inc., provided illegal “kickbacks” to providers, including nurse educator services and reimbursement assistance services provided through Rxc Acquisition Company, in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZNHCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The complaint seeks treble damages, civil penalties, and further relief, all in unspecified amounts. The United States and the states named in the complaint have declined to intervene in the suit. The response of Rxc Acquisition Company is due on May 25, 2018.
On April 3, 2018, a second amended qui tam complaint was filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities against McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc. and US Oncology Specialty, L.P., alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al., 12-CV-06440 (NG).  On April 16, 2018, the United States filed a notice declining to intervene in the case. On May 9, 2018, the states filed a notice also declining to intervene in the case.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

II. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. For example, in May 2017, the Company was served with a Civil Investigative Demand by the U.S. Attorney’s Office for the Eastern District of New York relating to the certification it obtained for a software product under the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program.  Also in May 2017, the Company received a request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania relating to the use of a Company pharmacy management software system to process partially-filled prescriptions. In September 2017, the Company received a request for information and documents from a group of approximately 40 state attorneys general related to an investigation into the factors contributing to the increasing number of opioid-related hospitalizations and deaths in the United States. The Company has also received civil investigative demands, subpoenas or requests for information from several other state attorneys general on the same issues. The Company is currently responding to these requests. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements.
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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these five sites is $9.5 million, net of amounts anticipated from third parties. The $9.5 million is expected to be paid out between April 2018 and March 2048. The Company’s estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.
In addition, the Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $1.38 billion. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company or by the numerous other PRPs. Accordingly, the Company’s estimated probable loss at those 14 sites is approximately $21.6 million, which has been entirely accrued for in the accompanying consolidated balance sheets. However, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.
IV. Value Added Tax Assessments
We operate in various countries outside the United States which collect value added taxes (“VAT”).  The determination of the manner in which a VAT applies to our foreign operations is subject to varying interpretations arising from the complex nature of the tax laws. We have received assessments for VAT which are in various stages of appeal. We disagree with these assessments and believe that we have strong legal arguments to defend our tax positions.  Certain VAT assessments relate to years covered by an indemnification agreement.  Due to the complex nature of the tax laws, it is not possible to estimate the outcome of these matters.  However, based on currently available information, we believe the ultimate outcome of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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
In July 2017, the Company’s quarterly dividend was raised from $0.28 to $0.34 per common share for dividends declared on or after such date by the Board. Dividends were $1.30 per share in 2018, $1.12 per share in 2017 and $1.08 per share in 2016. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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
Information regarding the share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2) (4)	Average Price Paid Per Share		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2015				$—
Shares repurchase plans authorized
May 2015				500
October 2015				2,000
Shares repurchased	8.7	$173.64		(1,504)
Balance, March 31, 2016				$996
Shares repurchase plans authorized
October 2016				4,000
Shares repurchased	15.5	$141.16		(2,250)
Balance, March 31, 2017				$2,746
Shares repurchased	10.5	$151.06	(3)	(1,650)
Balance, March 31, 2018				$1,096

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)
The average price paid per share computation includes the initial share settlement of 2.5 million shares from the March 2018 ASR program, of which the actual average price of shares will be determined at the termination of the program.

(4)	The number of shares purchased reflects rounding adjustments.

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
In 2017, we repurchased 14.1 million of the Company’s shares for $2.0 billion through open market transactions at an average price per share of $140.96.  In March 2017, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. As of March 31, 2017, we had received 1.4 million shares under this program. This ASR program was completed in April 2017 and we received 0.3 million additional shares. The total number of shares repurchased under this ASR program was 1.7 million shares at an average price per share of $143.19.  During 2017, we completed the October 2015 share repurchase authorization. The total authorization outstanding for repurchases of the Company’s common stock was $2.7 billion at March 31, 2017.
In 2018, we repurchased 3.5 million of the Company’s shares for $500 million through open market transactions at an average price per share of $144.43. In June 2017, August 2017 and March 2018, we entered into three separate ASR programs with third-party financial institutions to repurchase $250 million, $400 million and $500 million of the Company’s common stock. As of March 31, 2018, we completed and received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. In addition, we received 2.5 million shares representing the initial number of shares due in March 2018 and an additional 0.5 million shares in April 2018 under the March 2018 ASR program. The total number of shares to be ultimately repurchased by the Company under the March 2018 ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of the Company’s common stock during this program, less a discount. The program is anticipated to be completed during the first quarter of 2019. The total authorization outstanding for repurchase of the Company’s common stock was $1.1 billion at March 31, 2018.
In May 2018, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock. The total authorization outstanding for repurchases of the Company’s common stock was increased to $5.1 billion.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Years Ended March 31,
(In millions)	2018	2017	2016
Foreign currency translation adjustments:(1)
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of nil, ($1) and ($23) (2) (3)	$804	$(644)	$113
Reclassified to income statement, net of income tax expense of nil, nil and nil (4)	—	20	—
	804	(624)	113
Unrealized gains (losses) on net investment hedges (5)
Unrealized gains (losses) on net investment hedges arising during period, net of income tax benefit of $95, $5 and nil	(180)	(8)	—
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	(180)	(8)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax benefit of $9, nil and nil	(30)	(19)	6
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	3
	(30)	(19)	9
Changes in retirement-related benefit plans:
Net actuarial gain (loss) and prior service credit (cost) arising during period, net of income tax expense (benefit) of $2, $4 and $13 (6)	25	(20)	23
Amortization of actuarial gain (loss), prior service cost and transition obligation, net of income tax expense (benefit) of $2, $4 and $18 (7)	5	9	30
Foreign currency translation adjustments and other, net of income tax expense of nil, nil and nil	(15)	3	(3)
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	15	(8)	50

Other Comprehensive Income (Loss), net of tax	$609	$(659)	$172

(1)	Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries into the Company’s reporting currency, U.S. dollars.

(2)
The 2018 net foreign currency translation gains of $804 million were primarily due to the strengthening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from April 1, 2017 to March 31, 2018. The 2017 net foreign currency translation losses of $644 million were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2016 to March 31, 2017.

(3)
2018 includes net foreign currency translation gains of $189 million and 2017 includes net foreign currency translation losses of $74 million attributable to noncontrolling and redeemable noncontrolling interests.

(4)
These net foreign currency losses were reclassified from accumulated other comprehensive income (loss) to discontinued operations within our consolidated statement of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)	2018 and 2017 include foreign currency losses of $268 million and $13 million on the net investment hedges from the Euro and British pound sterling-denominated notes.

(6)	The net actuarial losses of $4 million and $5 million were attributable to noncontrolling and redeemable noncontrolling interests in 2018 and 2017.

(7)
Pre-tax amount was reclassified into cost of sales and operating expenses in the consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(1,323)	$—	$(12)	$(226)	$(1,561)
Other comprehensive income (loss) before reclassifications	(644)	(8)	(19)	(17)	(688)
Amounts reclassified to earnings	20	—	—	9	29
Other comprehensive income (loss)	$(624)	$(8)	$(19)	$(8)	$(659)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(74)	—	—	(5)	(79)
Other comprehensive income (loss) attributable to McKesson	$(550)	$(8)	$(19)	$(3)	$(580)
Balance at March 31, 2017	$(1,873)	$(8)	$(31)	$(229)	$(2,141)
Other comprehensive income (loss) before reclassifications	804	(180)	(30)	10	604
Amounts reclassified to earnings and other	—	—	—	5	5
Other comprehensive income (loss)	$804	$(180)	$(30)	$15	$609
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	189	—	—	(4)	185
Other comprehensive income (loss) attributable to McKesson	$615	$(180)	$(30)	$19	$424
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)

26.	Related Party Balances and Transactions
During the fourth quarter of 2018, a public benefit California foundation (“Foundation”) was established to provide opioid education to patients, caregivers, and providers, address policy issues, and increase patient access to life-saving treatments.  Certain officers of the Company also serve as directors and officers of the Foundation. In March 2018, we made a pledge to the Foundation and incurred a pre-tax charitable contribution expense of $100 million ($64 million after-tax) for 2018, which was recorded under the caption, “Selling, distribution and administrative expenses,” in the accompanying consolidated statement of operations. The Company had a pledge payable balance of $100 million to the Foundation as of March 31, 2018, which was included under the caption, “Other accrued liabilities,” in our consolidated balance sheet. The pledge is binding and enforceable and is expected to be paid in the first quarter of 2019.
McKesson Europe has investments in pharmacies located across Europe that are accounted for under the equity method. McKesson Europe maintains distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $154 million, $112 million, and $112 million are included in our consolidated statements of operations for the years ended March 31, 2018, 2017 and 2016 and receivables of $15 million and $12 million are included in our consolidated balance sheets as of March 31, 2018 and 2017.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” for information regarding related party balances and transactions with Change Healthcare.

27.	Sale-Leaseback
During the fourth quarter of 2017, we completed a sale-leaseback transaction for our corporate headquarters building in San Francisco, California. The transaction resulted in net cash proceeds of $223 million and a pre-tax gain of $15 million, which represents the amount of total gain in excess of the present value of the minimum lease payments. Additionally, we deferred a pre-tax gain of $48 million; such gain will be amortized on a straight-line basis over the lease term as a reduction to selling, distribution, and administrative expense in the accompanying consolidated statements of operations. Refer to Financial Note 22, “Lease Obligations,” for the future minimum lease payments associated with this sale-leaseback.

28.	Segments of Business
We report our operations in two reportable segments for 2018, 2017 and 2016: McKesson Distribution Solutions and McKesson Technology Solutions. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments using a number of measures, including operating profit before interest expense, income taxes and results from discontinued operations.
Our Distribution Solutions segment distributes brand, generic, specialty, biosimilar and OTC pharmaceutical drugs and other healthcare-related products internationally and provides practice management, technology, clinical support and business solutions to community-based oncology and other specialty practices. This segment also provides specialty pharmaceutical solutions for pharmaceutical manufacturers including offering multiple distribution channels and clinical trial access to our network of oncology physicians. It also provides medical-surgical supply distribution, logistics and other services to healthcare providers within the United States. Additionally, this segment operates retail pharmacy chains in Europe and Canada, and supports independent pharmacy networks within North America and Europe. It also supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies.
Prior to March 2017, our McKesson Technology Solutions (“MTS”) segment delivered enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. On March 1, 2017, upon the closing of Healthcare Technology Net Asset Exchange, we contributed the majority of our MTS businesses to the newly formed joint venture, Change Healthcare. We retained our RHP and EIS businesses. Effective April 1, 2017, our RHP business was transitioned to the Distributions Solution segment. The EIS business was sold to a third party during 2018. Accordingly, the MTS segment only included our equity method investment in Change Healthcare at the end of 2018.  Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange” and Financial Note 5, “Divestitures,” for additional information about Change Healthcare and the sale of our EIS business.
Corporate includes expenses associated with Corporate functions and projects, and the results of certain investments. Corporate expenses are allocated to operating segments to the extent that these items are directly attributable.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Financial information relating to our reportable segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2018	2017	2016
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$174,186	$164,832	$158,469
International pharmaceutical distribution and services	27,320	24,847	23,497
Medical-Surgical distribution and services	6,611	6,244	6,033
Total Distribution Solutions	208,117	195,923	187,999

Technology Solutions - products and services	240	2,610	2,885
Total Revenues	$208,357	$198,533	$190,884

Operating profit
Distribution Solutions (2) (3)	$1,231	$3,361	$3,553
Technology Solutions (4)	(23)	$4,215	$519
Total	1,208	7,576	4,072
Corporate Expenses, Net (5)	(564)	$(377)	$(469)
Loss on Debt Extinguishment	(122)	—	$—
Interest Expense	(283)	$(308)	$(353)
Income From Continuing Operations Before Income Taxes	$239	$6,891	$3,250

Depreciation and amortization (6)
Distribution Solutions	$831	$735	$669
Technology Solutions	9	65	107
Corporate	111	110	109
Total	$951	$910	$885

Expenditures for long-lived assets (7)
Distribution Solutions	$306	$276	$306
Technology Solutions	—	30	15
Corporate	99	98	167
Total	$405	$404	$488

Revenues, net by geographic area (8)
United States	$169,943	$164,428	$158,255
Foreign	38,414	34,105	32,629
Total	$208,357	$198,533	$190,884

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Distribution Solutions segment’s operating profit for 2018 includes non-cash pre-tax goodwill impairment charges of $1,283 million for our McKesson Europe reporting unit and $455 million for our Rexall Health reporting unit. This segment’s operating profit for 2018 also includes non-cash pre-tax asset impairment charges of $446 million and pre-tax restructuring charges of $74 million for our McKesson Europe business. Operating profit for 2017 and 2016 includes $144 million and $76 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits, and for 2016 also includes a pre-tax gain of $52 million recognized from the sale of our ZEE Medical business.

(3)
Distribution Solutions segment’s operating profit for 2018 and 2017 includes pre-tax credits of $99 million and $7 million and for 2016 a pre-tax charge of $244 million related to our LIFO method of accounting for inventories. LIFO credits were higher in 2018 compared to 2017 due to higher net effect of price declines, partially offset by lower inventory level. LIFO expense was recognized in 2016 primarily due to net effects of price increases.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

(4)
Technology Solutions segment’s operating profit for 2018 includes a pre-tax gain of $109 million from the 2018 third quarter sale of our EIS business. Operating profit for 2017 includes a pre-tax gain of $3,947 million recognized from the Healthcare Technology Net Asset Exchange, net of transaction and related expenses and a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit. Operating profit for 2016 includes a pre-tax gain of $51 million recognized from the sale of our nurse triage business.

(5)
In 2016, the Company implemented the Cost Alignment Plan to reduce its operating expenses and recorded pre-tax restructuring charges of $229 million. Pre-tax charges for 2016 were recorded as follows: $161 million, $51 million and $17 million within our Distribution Solutions segment, Technology Solutions segment and Corporate.

(6)	Amounts primarily include amortization of acquired intangible assets purchased in connection with business acquisitions, capitalized software held for sale and capitalized software for internal use.

(7)	Long-lived assets consist of property, plant and equipment.

(8)	Net revenues were attributed to geographic areas based on the customers’ shipment locations.
Segment assets and property, plant and equipment, net by geographic areas were as follows:

	March 31,
(In millions)	2018	2017
Segment assets
Distribution Solutions	$53,915	$52,322
Technology Solutions	3,735	4,995
Corporate	2,731	3,652
Total	$60,381	$60,969

Property, plant and equipment, net
United States	$1,529	$1,383
Foreign	935	909
Total	$2,464	$2,292
Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.

As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2017 and December 31, 2017, the executive who was our segment manager of the Distribution Solutions segment retired from the Company in January 2018. As a result, the Company’s chief operating decision maker (“CODM”) evaluated our management and operating structure. In connection with the completion of this evaluation in the first quarter of 2019, our operating structure is realigned, and we will report our financial results in three reportable segments on a retrospective basis commencing in the first quarter of 2019, as follows:

•	U.S. Pharmaceutical and Specialty Solutions;

•	European Pharmaceutical Solutions; and

•	Medical-Surgical Solutions.
All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure will be included in Other. Other will primarily consist of McKesson Canada, McKesson Prescription Technology Solutions and our equity method investment in Change Healthcare. The segment changes reflect how our CODM allocates resources and assesses performance commencing in the first quarter of 2019.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

29.	Quarterly Financial Information (Unaudited)
The quarterly results of operations are not necessarily indicative of the results that may be expected for the entire year. Selected quarterly financial information for the last two years is as follows:

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Revenues	$51,051	$52,061	$53,617	$51,628
Gross profit (1)	2,560	2,834	2,715	3,075
Income (loss) after income taxes:
Continuing operations (1) (2) (3) (4) (5)	$363	$56	$960	$(1,087)
Discontinued operations	2	—	1	2
Net income (loss)	$365	$56	$961	$(1,085)
Net income (loss) attributable to McKesson	$309	$1	$903	$(1,146)
Earnings (loss) per common share attributable to McKesson (6)
Diluted (7)
Continuing operations	$1.44	$0.01	$4.32	$(5.58)
Discontinued operations	0.01	—	0.01	—
Total	$1.45	$0.01	$4.33	$(5.58)
Basic
Continuing operations	$1.46	$0.01	$4.34	$(5.58)
Discontinued operations	—	—	0.01	—
Total	$1.46	$0.01	$4.35	$(5.58)

(1)
Gross profit for the first, second, third and fourth quarters of 2018 includes pre-tax charge of $26 million, pre-tax credits of $29 million, $2 million and $94 million related to our last-in-first-out (“LIFO”) method of accounting for inventories.

(2)
Financial results for the second and fourth quarter of 2018 include non-cash goodwill impairment charges (pre-tax and after-tax) of $350 million and $933 million for our McKesson Europe reporting unit. In addition, financial results for the fourth quarter of 2018 include a non-cash goodwill impairment charge of $455 million for our Rexall Health reporting unit. These charges were recorded within our Distribution Solutions segment.

(3)	Financial results for the second and fourth quarter of 2018 include non-cash pre-tax asset impairment charges of $189 million and $257 million for our McKesson Europe business.

(4)	Financial results for the third quarter of 2018 include a pre-tax gain of $109 million from the sale of our EIS business.

(5)
Financial results for the first, second, third and fourth quarters of 2018 include our proportionate share of loss from Change Healthcare of $120 million, $61 million, $90 million and income of $23 million.

(6)	Certain computations may reflect rounding adjustments.

(7)	As a result of our reported net loss for the fourth quarter of 2018, potentially dilutive securities were excluded from the 2018 fourth quarter per share computations due to their antidilutive effect.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017
Revenues	$49,733	$49,957	$50,130	$48,713
Gross profit (1) (2) (3)	2,907	2,756	2,812	2,796
Income (loss) after income taxes:
Continuing operations (1) (2) (3) (4)	$673	$325	$649	$3,630
Discontinued operations	(113)	(1)	(3)	(7)
Net income	$560	$324	$646	$3,623
Net income attributable to McKesson	$542	$307	$633	$3,588
Earnings (loss) per common share attributable to McKesson (5)
Diluted
Continuing operations	$2.88	$1.35	$2.86	$16.79
Discontinued operations	(0.50)	(0.01)	(0.01)	(0.03)
Total	$2.38	$1.34	$2.85	$16.76
Basic
Continuing operations	$2.91	$1.36	$2.89	$16.95
Discontinued operations	(0.50)	—	(0.02)	(0.03)
Total	$2.41	$1.36	$2.87	$16.92

(1)
Gross profit for the first, second, third and fourth quarters of 2017 includes pre-tax charge of $47 million, pre-tax credits of $43 million, $155 million and pre-tax charge of $144 million related to our LIFO method of accounting for inventories.

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

(4)	Financial results for the second quarter of 2017 include a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit within our Technology Solutions segment.

(5)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)

30.	Subsequent Events
On April 25, 2018, the Company announced a multi-year strategic growth initiative. As part of the preliminary phase of this initiative, in April 2018, we committed to a restructuring plan to optimize our operating model and cost structure which will be substantially implemented by the end of 2019. We expect to record total after-tax charges of approximately $150 million to $210 million during 2019. The charges under this plan primarily consist of employee severance, exit-related costs and other charges.

On April 25, 2018, we entered into a definitive agreement to purchase Medical Specialties Distributors LLC (“MSD”) for $800 million, which will be funded from cash on hand. MSD is a leading national distributor of infusion and medical-surgical supplies as well as provider of biomedical services to alternate site and home health providers. The acquisition is subject to regulatory approval and expected to close during the first half of 2019. Upon closing, the financial results of MSD will be included in our consolidated statements of operations within our Medical-Surgical Solutions business.
On May 23, 2018, the Company’s Board of Directors approved the termination of our frozen U.S. defined benefit pension plan (“Plan”).  The distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by the second half of 2020. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The plan termination is expected to result in a one-time expense primarily representing pension settlement, which will be determined based on prevailing market conditions, the actual lump sum distributions and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate timing nor the amount of such settlement charges. As of March 31, 2018, this defined benefit pension plan had an accumulated comprehensive loss of approximately $120 million.

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
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee,” “Audit Committee Financial Expert” and “Audit Committee Report” in our Proxy Statement.
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
The following table sets forth information as of March 31, 2018 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4.0 (2)	$161.27	31.2 (3)
Equity compensation plans not approved by security holders	—	$—	—

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; and (iii) the 2013 Stock Plan.

(3)	Represents 3,462,328 shares available for purchase under the 2000 Employee Stock Purchase Plan and 27,706,614 shares available for grant under the 2013 Stock Plan.
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
Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2019” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	61

Consolidated Statements of Operations for the years ended March 31, 2018, 2017 and 2016	63

Consolidated Statements of Comprehensive Income for the years ended March 31, 2018, 2017 and 2016	64

Consolidated Balance Sheets as of March 31, 2018 and 2017	65

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018, 2017 and 2016	66

Consolidated Statements of Cash Flows for the years ended March 31, 2018, 2017 and 2016	67

Financial Notes	68

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	139

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	140

McKESSON CORPORATION

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2018, 2017 and 2016
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2018
Allowances for doubtful accounts	$243	$44	$13	$(113)	$187
Other allowances	42	—	(3)	—	39
	$285	$44	$10	$(113)	$226

Year Ended March 31, 2017
Allowances for doubtful accounts	$212	$93	$7	$(69)	$243
Other allowances	41	—	2	(1)	42
	$253	$93	$9	$(70)	$285

Year Ended March 31, 2016
Allowances for doubtful accounts	$141	$113	$2	$(44)	$212
Other allowances	33	—	(3)	11	41
	$174	$113	$(1)	$(33)	$253

		2018	2017	2016
(1)	Deductions:
	Written off	$(113)	$(70)	$(33)
	Credited to other accounts	—	—	—
	Total	$(113)	$(70)	$(33)

(2)	Amounts shown as deductions from current and non-current receivables	$226	$285	$253

(3)	Primarily represents reclassifications from other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P.	8-K	1-13252	2.1	July 5, 2016
2.2	Amendment No. 1 to Agreement Contribution and Sale, dated as of March 1, 2017, by and among by and among Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC, Change Healthcare Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., a Delaware corporation, for itself and in its capacity as Echo Representative, certain affiliates of The Blackstone Group, L.P., certain affiliates of Hellman & Friedman LLC, and McKesson Corporation, a Delaware corporation.	8-K	1-13252	2.1	March 7, 2017
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended July 29, 2015.	8-K	1-13252	3.1	July 31, 2015
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	Officers’ Certificate, dated as of March 5, 2007, and related Form of 2017 Note.	8-K	1-13252	4.2	March 5, 2007
4.5	Officers’ Certificate, dated as of February 12, 2009, and related Form of 2014 Note and Form of 2019 Note.	8-K	1-13252	4.2	February 12, 2009

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.6	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2016 Note, Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.7	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.8	Officers’ Certificate, dated as of December 4, 2012, and related Form of 2015 Note and Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.9	Officers’ Certificate, dated as of March 8, 2013, and related Form of 2018 Note and Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013
4.10	Officers’ Certificate, dated as of March 10, 2014, and related Form of Floating Rate Note, Form of 2017 Note, Form of 2019 Note, Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.11	Officer’s Certificate, dated as of February 17, 2017, with respect to the Notes, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.12	Officer’s Certificate, dated as of February 12, 2018, with respect to the Euro Notes, and related Form of Floating Rate Note and Form of Fixed Rate Note.	8-K	1-13252	4.1	February 13, 2018
4.13	Officer’s Certificate, dated as of February 16, 2018, with respect to the Notes, and related Form of Note.	8-K	1-13252	4.1	February 21, 2018
10.1*	McKesson Corporation 1997 Non-Employee Directors’Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004
10.2*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.3*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on July 29, 2014.	10-Q	1-13252	10.1	October 28, 2014
10.4*	McKesson Corporation Deferred Compensation Administration Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.6	May 13, 2005
10.5*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.6*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated July 29, 2014.	10-Q	1-13252	10.2	October 28, 2014
10.7*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008
10.8*	McKesson Corporation Executive Survivor Benefits Plan,as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.9*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated as of April 23, 2013.	10-K	1-13252	10.11	May 7, 2013
10.10*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011
10.11*	McKesson Corporation Management Incentive Plan, effective July 29, 2015.	8-K	1-13252	10.1	July 31, 2015
10.12*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 26, 2015.	10-Q	1-13252	10.1	July 29, 2015

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.13*	McKesson Corporation Long-Term Incentive Plan, as amended and restated, effective May 26, 2015.	10-Q	1-13252	10.2	July 29, 2015
10.14*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, effective May 24, 2016.	10-K	1-13252	10.14	May 5, 2016
10.15*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.16*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.17*	McKesson Corporation 2013 Stock Plan, as adopted on May 22, 2013.	8-K	1-13252	10.1	August 2, 2013
10.18*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-K	1-13252	10.18	May 5, 2016
10.19	Third Amended and Restated Limited Liability Company Agreement of Change Healthcare LLC, dated as of March 1, 2017.	8-K	1-13252	10.1	March 7, 2017
10.20	Form of Commercial Paper Dealer Agreement between McKesson Corporation, as Issuer, and the Dealer.	10-K	1-13252	10.19	May 5, 2016
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
		8-K	1-3252	10.1	February 5, 2014
10.23*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008
10.24*	Letter dated March 27, 2012 relinquishing certain rights provided in the Amended and Restated Employment Agreement by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	April 2, 2012

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.25*	Letter dated February 27, 2014 relinquishing certain rights provided in the McKesson Corporation Executive Benefit Retirement Plan by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	February 28, 2014
10.26*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008
10.27*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—
21†	List of Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
24†	Power of Attorney.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
________________

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

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

MCKESSON CORPORATION

Date: May 24, 2018	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

*	*
John H. Hammergren Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Donald R. Knauss, Director

*	*
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Marie L. Knowles, Director

*	*
Erin M. Lampert Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Bradley E. Lerman, Director

*	*
Andy D. Bryant, Director	Edward A. Mueller, Director

*	*
N. Anthony Coles, M.D., Director	Susan R. Salka, Director

*	/s/ Lori A. Schechter
M. Christine Jacobs, Director	Lori A. Schechter *Attorney-in-Fact

Date: May 24, 2018

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman of the Board,	Chairman of the Board,
President and Chief Executive Officer,	President and Chief Executive Officer,
McKesson Corporation	McKesson Corporation

Andy D. Bryant	Britt J. Vitalone
Chairman of the Board,	Executive Vice President and Chief Financial Officer
Intel Corporation
Jorge L. Figueredo
N. Anthony Coles, M. D.	Executive Vice President, Human Resources
Chairman and Chief Executive Officer,
Yumanity Therapeutics, LLC	Kathleen D. McElligott
Executive Vice President, Chief Information Officer and
M. Christine Jacobs	Chief Technology Officer
Chairman of the Board, President and
Chief Executive Officer, Retired,	Bansi Nagji
Theragenics Corporation	Executive Vice President,
Corporate Strategy and Business Development
Donald R. Knauss
Executive Chairman of the Board, Retired,	Lori A. Schechter
The Clorox Company	Executive Vice President, General Counsel and
Chief Compliance Officer
Marie L. Knowles
Executive Vice President and	Erin M. Lampert
Chief Financial Officer, Retired,	Senior Vice President and Chief Accounting Officer
Atlantic Richfield Company
Brian P. Moore
Bradley E. Lerman	Senior Vice President and Treasurer
Senior Vice President, General Counsel and
Corporate Secretary,	Paul A. Smith
Medtronic plc	Senior Vice President, Taxes

Edward A. Mueller	Michele Lau
Chairman of the Board and	Corporate Secretary
Chief Executive Officer, Retired,
Qwest Communications International Inc.

Susan R. Salka
Chief Executive Officer and President,
AMN Healthcare Services, Inc.

McKESSON CORPORATION

CORPORATE INFORMATION
Common Stock
McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.
Stockholder Information
EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120-4100 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company.  For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates or 1099-DIVs, or to have your dividend check deposited directly into your checking or savings account, stockholders may call EQ Shareowner Services’ telephone response center at (866) 614-9635.  For the hearing impaired call (651) 450-4144. EQ Shareowner Services also has a website—https://www.shareowneronline.com-that stockholders may use 24 hours a day to request account information.

Dividends and Dividend Reinvestment Plan
Dividends are generally paid on the first business day of January, April, July and October.  McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional shares of common stock.  Stock in an individual’s Dividend Reinvestment Plan is held in book entry at the Company’s transfer agent, EQ Shareowner Services.  For more information, or to request an enrollment form, call EQ Shareowner Services’ telephone response center at (866) 614-9635.  From outside the United States, call +1-651-450-4064.
Annual Meeting
McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. CDT, on July 25, 2018 at the Dallas/Fort Worth Airport Marriott, 8440 Freeport Parkway, Irving, TX 75063.