Form 10-Q
period 2018-06-30
MCKESSON CORP
filed 2018-07-26
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	June 30, 2018
Common stock, $0.01 par value	199,770,971 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2018	2017
Revenues	$52,607	$51,051
Cost of Sales	(49,828)	(48,491)
Gross Profit	2,779	2,560
Operating Expenses	(2,127)	(1,927)
Goodwill Impairment Charges	(570)	—
Restructuring and Asset Impairment Charges	(96)	—
Gain from Escrow Settlement	97	—
Total Operating Expenses	(2,696)	(1,927)
Operating Income	83	633
Other Income, Net	40	13
Loss from Equity Method Investment in Change Healthcare	(56)	(120)
Interest Expense	(61)	(68)
Income from Continuing Operations Before Income Taxes	6	458
Income Tax Expense	(87)	(95)
Income (Loss) from Continuing Operations	(81)	363
Income from Discontinued Operations, Net of Tax	1	2
Net Income (Loss)	(80)	365
Net Income Attributable to Noncontrolling Interests	(58)	(56)
Net Income (Loss) Attributable to McKesson Corporation	$(138)	$309

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$(0.69)	$1.44
Discontinued operations	0.01	0.01
Total	$(0.68)	$1.45
Basic
Continuing operations	$(0.69)	$1.46
Discontinued operations	0.01	—
Total	$(0.68)	$1.46

Dividends Declared Per Common Share	$0.34	$0.28

Weighted Average Common Shares
Diluted	202	213
Basic	202	211

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2018	2017
Net Income (Loss)	$(80)	$365

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	(129)	312

Unrealized gains on cash flow hedges arising during the period	—	14

Retirement-related benefit plans	8	(5)
Other Comprehensive Income (Loss), Net of Tax	(121)	321

Comprehensive Income (Loss)	(201)	686
Comprehensive Income Attributable to Noncontrolling Interests	(21)	(172)
Comprehensive Income (Loss) Attributable to McKesson Corporation	$(222)	$514

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,199	$2,672
Receivables, net	19,093	17,711
Inventories, net	16,364	16,310
Prepaid expenses and other	558	443
Total Current Assets	38,214	37,136
Property, Plant and Equipment, Net	2,483	2,464
Goodwill	10,585	10,924
Intangible Assets, Net	4,258	4,102
Equity Method Investment in Change Healthcare	3,672	3,728
Other Noncurrent Assets	2,070	2,027
Total Assets	$61,282	$60,381

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$32,063	$32,177
Short-term borrowings	2,033	—
Current portion of long-term debt	1,127	1,129
Other accrued liabilities	3,125	3,379
Total Current Liabilities	38,348	36,685

Long-Term Debt	6,592	6,751
Long-Term Deferred Tax Liabilities	2,825	2,804
Other Noncurrent Liabilities	2,448	2,625
Redeemable Noncontrolling Interests	1,422	1,459
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2018 and March 31, 2018, 275 shares issued at June 30, 2018 and March 31, 2018	3	3
Additional Paid-in Capital	6,372	6,188
Retained Earnings	12,932	12,986
Accumulated Other Comprehensive Loss	(1,801)	(1,717)
Other	(1)	(1)
Treasury Shares, at Cost, 76 and 73 at June 30, 2018 and March 31, 2018	(8,098)	(7,655)
Total McKesson Corporation Stockholders’ Equity	9,407	9,804
Noncontrolling Interests	240	253
Total Equity	9,647	10,057
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$61,282	$60,381

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$(80)	$365
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	235	227
Goodwill and asset impairment charges	610	—
Loss from equity method investment in Change Healthcare	56	120
Deferred taxes	45	85
Charges (credits) associated with last-in-first-out inventory method	(21)	26
Other non-cash items	(79)	7
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,414)	(363)
Inventories	(114)	(59)
Drafts and accounts payable	32	463
Taxes	(61)	(18)
Other	(270)	(112)
Net cash provided by (used in) operating activities	(1,061)	741

Investing Activities
Payments for property, plant and equipment	(101)	(75)
Capitalized software expenditures	(44)	(43)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(826)	(1,485)
Other	96	5
Net cash used in investing activities	(875)	(1,598)

Financing Activities
Proceeds from short-term borrowings	9,036	2,282
Repayments of short-term borrowings	(7,005)	(2,463)
Repayments of long-term debt	(2)	(541)
Common stock transactions:
Issuances	22	27
Share repurchases, including shares surrendered for tax withholding	(307)	(300)
Dividends paid	(71)	(62)
Other	(132)	(74)
Net cash provided by (used in) financing activities	1,541	(1,131)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	75
Net decrease in cash, cash equivalents and restricted cash	(473)	(1,913)
Cash, cash equivalents and restricted cash at beginning of period	2,672	4,254
Cash, cash equivalents and restricted cash at end of period	$2,199	$2,341

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers a comprehensive offering of pharmaceuticals and medical supplies and provides services to help our customers improve the efficiency and effectiveness of their healthcare operations. Commencing in the first quarter of 2019, our new segment reporting structure was implemented and we have reported our financial results in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 17, “Segments of Business” for more information.
Basis of Presentation: The condensed consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net Income Attributable to Noncontrolling Interests” on the condensed consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation including the intercompany portion of transactions with equity method investees.
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
The results of operations for the quarter ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 previously filed with the SEC on May 24, 2018 (“2018 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Adopted Accounting Pronouncements
Revenue Recognition: In the first quarter of 2019, we adopted amended guidance for revenue recognition using the modified retrospective method and applied the amended guidance to those contracts which were not completed as of April 1, 2018. Under the amended guidance, revenue is recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. The adoption of this amended guidance did not have a material impact on our condensed consolidated financial statements. Our equity method investee, Change Healthcare, is required to adopt the amended guidance no later than our first quarter of 2020. Change Healthcare is currently evaluating the adoption impact.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revenues generated from distribution of pharmaceutical and medical products represent the majority of our revenues. We order product from the manufacturer, receive and carry the product at our central distribution facilities and deliver the product directly to our customers’ warehouses, hospitals or retail pharmacies. The distribution business principally generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon our delivery to the customer or upon customer pick-up. We also earn revenues from a variety of other sources including our retail, services and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are provided to the customer. Revenues derived from distribution and retail business at the point of sale, and revenues derived from services represent approximately 98% and 2% of total revenues for the first quarter of 2019.

Revenues are recorded gross when we are the principal in the transaction, have ability to direct the use of the good or service prior to transfer to a customer, are responsible for fulfilling the promise to our customer, have latitude in establishing prices, and control the relationship with the customer. We record our revenues net of sales taxes. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, other discounts and rebates. Sales returns are accrued based on estimates using historical data. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of June 30, 2018. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in the selling, distribution and administrative expenses. We record deferred revenues when payments are received or due in advance of our performance. Deferred revenues are primarily from our services arrangements and are recognized as revenues over the periods when services are performed.

Upon adoption, we had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets.

We have elected the practical expedient and generally expense costs to obtain a contract when incurred because the amortization period would have been one year or less. Additionally, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Share-Based Payments: In the first quarter of 2019, we prospectively adopted amended guidance for employee share-based payment awards. This amendment provides guidance on which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the amended guidance, we are required to account for the effects of a modification of the fair value, the vesting conditions or the classification (as an equity instrument or a liability instrument) of the modified award change from that of the original award immediately before the modification. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Compensation - Retirement Benefits: In the first quarter of 2019, we retrospectively adopted amended guidance which requires us to report the service cost component of defined benefit pension plans and other postretirement plans in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the statements of operations separately from the service cost component outside of operating income. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements. This amended guidance only resulted in a change in presentation of other components of net benefit costs on our condensed consolidated statement of operations (a reclassification from operating income to other income, net).
Derecognition of Nonfinancial Assets: In the first quarter of 2019, we adopted on a modified retrospective basis amended guidance that defines the term “in substance nonfinancial asset” as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the asset that is promised is concentrated in nonfinancial assets. The scope of this amendment includes nonfinancial assets transferred within a legal entity including a parent entity’s transfer of nonfinancial assets by transferring ownership interests in consolidated subsidiaries. The amendment excludes all businesses and nonprofit activities from its scope and therefore all entities, with limited exceptions, are required to account for the derecognition of a business or nonprofit activity in accordance with the consolidation guidance once this amended guidance becomes effective. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Business Combinations: In the first quarter of 2019, we prospectively adopted amended guidance that clarifies the definition of a business to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amended guidance provides a practical screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amended guidance requires that to be considered a business, a set must include an input and a substantive process that together significantly contribute to the ability to create output. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Restricted Cash: In the first quarter of 2019, we retrospectively adopted amended guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows. Our restricted cash balances at June 30, 2018, March 31, 2018 and June 30, 2017 were not material. The adoption of this amended guidance had no effect on our consolidated statements of operations, comprehensive income or our consolidated balance sheets. This amended guidance resulted in a change in presentation of restricted cash on our condensed consolidated statement of cash flows.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In the first quarter of 2019, we adopted on a modified retrospective basis amended guidance that requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Upon adoption of this amended guidance, we recorded $152 million of deferred tax assets with a corresponding cumulative-effect increase to the beginning balance of retained earnings in our condensed consolidated financial statements for the tax consequences relating to an intra-entity transfer of certain software on December 19, 2016.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In the first quarter of 2019, we retrospectively adopted amended guidance that provides clarification on cash flow classification related to eight specific issues including contingent consideration payments made after a business combination and distributions received from equity method investees. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Financial Instruments: In the first quarter of 2019, we adopted amended guidance that requires equity investments, excluding equity method investments or investees that are consolidated, to be measured at fair value with changes in fair value recognized in net income and enhanced disclosures about those investments. The amended guidance also simplifies the impairment assessments of equity investments without readily determinable fair value. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Accumulated Other Comprehensive Income: In February 2018, amended guidance was issued to address a narrow-scope financial reporting issue that arose as a consequence of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather in net income, such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate. These differences are referred to as stranded tax effects. The amended guidance allows for a reclassification of only those amounts related to the 2017 Tax Act to retained earnings thereby eliminating the stranded tax effects. The amended guidance also requires certain disclosures about stranded tax effects. The amended guidance is effective for us beginning in the first quarter of 2020 on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Financial Instruments - Credit Losses: In June 2016, amended guidance was issued, which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The amended guidance becomes effective for us commencing in the first quarter of 2021 and will be applied through a cumulative-effect adjustment to the beginning retained earnings in the year of adoption. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
2.    Healthcare Technology Net Asset Exchange
In the fourth quarter of 2017, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the newly formed joint venture, Change Healthcare, under the terms of a contribution agreement previously entered into between McKesson and Change Healthcare Holdings, Inc. (“Change”) and others including shareholders of Change. We retained our RelayHealth Pharmacy and Enterprise Information Solutions (“EIS”) businesses. The EIS business was subsequently sold to a third party in the third quarter of 2018. In exchange for the contribution, we own 70% of the joint venture with the remaining equity ownership held by shareholders of Change. The joint venture is jointly governed by us and shareholders of Change.
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

Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting with a one-month reporting lag. During the first quarters of 2019 and 2018, we recorded our proportionate share of loss from Change Healthcare of $56 million and $120 million, which included transaction and integration expenses incurred by the joint venture and fair value adjustments including incremental intangible assets amortization associated with basis differences. These amounts were recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations.
At June 30, 2018 and March 31, 2018, the carrying value of our investment was $3,672 million and $3,728 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,422 million and $4,472 million, primarily reflecting equity method intangible assets, goodwill and other fair value adjustments.
Summarized financial information (unaudited) of Change Healthcare is as follows:

	Quarter Ended June 30,
(In millions)	2018	2017
Revenues	$856	$865
Income (Loss) from Continuing Operations	7	(84)
Net Income (Loss)	7	(84)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Our proportionate share of Change Healthcare’s net income or loss as reported for the first quarters of 2019 and 2018 was net income of $5 million (our 70% ownership of $7 million) and net loss of $59 million (our 70% ownership of $84 million). The effects of fair value adjustments from the joint venture’s carrying value to the initial fair value basis of accounting for McKesson were $61 million and $120 million for the first quarters of 2019 and 2018, which were included in our proportionate share of income or loss from this equity method investment. The amortization of fair value adjustments primarily included incremental intangible amortization and removal of profit associated with the recognition of deferred revenue, as well as the basis differences of long-term debt. There were also certain initial basis differences between the joint venture and McKesson.
Related Party Transactions
In connection with the transaction, McKesson, Change Healthcare and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other commercial agreements. Fees incurred or earned from TSA and Advisory agreements were not material for the first quarters of 2019 and 2018.
At June 30, 2018 and March 31, 2018, we had a $90 million noncurrent liability payable to Change Healthcare shareholders associated with the TRA. The amount of liability is determined based on certain estimates and could become payable in periods after a disposition of our investment in Change Healthcare.

Revenues recognized and expenses incurred under commercial arrangements with Change Healthcare were not material during the first quarters of 2019 and 2018. At June 30, 2018 and March 31, 2018, receivables due from the joint venture were not material.
3.    Goodwill Impairment Charges
We recorded non-cash pre-tax goodwill impairment charges of $570 million within our European Pharmaceutical Solutions segment in the first quarter of 2019. The charges were recorded under the caption, “Goodwill Impairment Charges” in the accompanying condensed consolidated statement of operations.
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
Commencing in the first quarter of 2019, a new segment reporting structure was implemented which resulted in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions, as previously disclosed in our 2018 Annual Report. Prior to implementing the new segment reporting structure, our European operations were considered a single reporting unit. Following the change in reportable segments, our European Pharmaceutical Solutions segment was split into two distinct reporting units - retail pharmacy operations (“Consumer Solutions”) and wholesale operations (“Pharmacy Solutions”) for purposes of goodwill impairment testing. As a result, we were required to perform a goodwill impairment test for these two new reporting units upon the change in reportable segment. We recorded a non-cash goodwill impairment charge (pre-tax and after-tax) of $238 million as the estimated fair value of the Pharmacy Solutions reporting unit was determined to be lower than its reassigned carrying value.
During the first quarter of 2019, our Consumer Solutions and Pharmacy Solutions reporting units had a decline in the estimated future cash flows primarily triggered by additional U.K. government reimbursement reductions which were announced on June 29, 2018. Accordingly, we performed an interim goodwill impairment test for these reporting units. As a result, the estimated fair value of these reporting units was determined to be lower than the carrying value and we recorded non-cash goodwill impairment charges (pre-tax and after-tax) of $332 million.
The discount rate and terminal growth rate used for the Pharmacy Solutions reporting unit in the first quarter 2019 impairment test were 8.0% and 1.25%. The discount rate and terminal growth rate used for the Consumer Solutions reporting unit in the first quarter 2019 impairment test were 8.5% and 1.25%.

At June 30, 2018, our Consumer Solutions and Pharmacy Solutions reporting units’ remaining goodwill balances were $462 million and $751 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
Other risks, expenses and future developments that we were unable to anticipate as of the testing date may require us to further revise the future projected cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges.
 Refer to Financial Note 13, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.
4.    Business Combinations
2019 Acquisitions
Medical Specialties Distributors LLC (“MSD”)
On June 1, 2018, we completed our acquisition of MSD for the net purchase consideration of $784 million, which was funded from cash on hand. MSD is a leading national distributor of infusion and medical-surgical supplies as well as a provider of biomedical services to alternate site and home health providers. The financial results of MSD are included in our condensed consolidated statements of operations within our Medical-Surgical Solutions segment from the acquisition date.
The provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $245 million and $172 million. Approximately $360 million of the preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The preliminary purchase price allocation includes acquired identifiable intangibles of $351 million primarily representing customer relationships with a weighted average life of 18 years. Due to the recent timing and complexity of the acquisitions, these amounts are provisional and subject to change as our fair value assessments are finalized.
The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed for this acquisition as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date (Provisional)
Receivables	$120
Other current assets, net of cash and cash equivalents acquired	74
Goodwill	360
Intangible assets	351
Other long-term assets	51
Current liabilities	(76)
Other long-term liabilities	(96)
Net assets acquired, net of cash and cash equivalents	$784
Other
During the first quarter of 2019, we also completed a number of other acquisitions. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2018 Acquisitions
 RxCrossroads
On January 2, 2018, we completed our acquisition of RxCrossroads for the net purchase consideration of $720 million, which was funded from cash on hand. The financial results of RxCrossroads are included in the condensed consolidated statements of operations within our U.S. Pharmaceutical and Specialty Solutions segment from the acquisition date.
The provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $128 million and $42 million. Approximately $372 million of the preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The preliminary purchase price allocation includes acquired identifiable intangibles of $262 million primarily representing customer relationships and trade names with a weighted average life of 14 years. Amounts of assets and liabilities recognized as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
CoverMyMeds LLC (“CMM”)
On April 3, 2017, we completed our acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed of CMM as of the acquisition date were finalized upon completion of the measurement period in April 2018. The financial results of CMM are included in our condensed consolidated statements of operations within Other from the acquisition date.
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, we recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our consolidated balance sheet. The contingent consideration was estimated using a Monte Carlo simulation, which utilized Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability is re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded in our condensed consolidated statements of operations. As of June 30, 2018 and March 31, 2018, the contingent consideration liability was $54 million and $124 million. The initial fair value of this contingent consideration was a non-cash investing activity. In May 2018, we made a cash payment of $68 million representing the contingent consideration for 2018.
Other
In the second quarter of 2018, we completed our acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for net cash consideration of $485 million, which was funded from cash on hand. The adjusted provisional fair value of assets acquired and liabilities assumed for these acquisitions as of the acquisition date, excluding goodwill and intangibles, were $292 million and $160 million. Approximately $246 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. Included in the adjusted preliminary purchase price allocation for these acquisitions are acquired identifiable intangibles of $118 million primarily representing customer relationships. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period until our fair value assessments are finalized. The financial results of intraFUSION and BDI are included within our U.S. Pharmaceutical and Specialty Solutions segment since the acquisition dates. The financial results of Uniprix are included within Other since the acquisition date.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2017 Acquisitions
Rexall Health
In the third quarter of 2017, we completed our acquisition of Rexall Health which operated approximately 450 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. The measurement period to finalize the accounting for this acquisition ended in the third quarter of 2018. On May 23, 2018, as the result of resolving certain indemnity and other claims related to this acquisition, $125 million Canadian dollars (or, approximately $97 million) was released to us from an escrow account. The receipt of this cash was recorded as a settlement gain within operating expenses in our condensed consolidated financial statements during the first quarter of 2019.
Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

5.	Restructuring and Asset Impairment Charges
We recorded pre-tax restructuring and asset impairment charges of $96 million ($85 million after-tax) during the first quarter of 2019, which were recorded under the caption, “Restructuring and asset impairment charges” in the accompanying condensed statement of operations. There were no material restructuring and asset impairment charges recorded during the first quarter of 2018.
Fiscal 2019 Strategic Growth Initiative
On April 25, 2018, the Company announced a multi-year strategic growth initiative. As part of the preliminary phase of this initiative, we committed to a restructuring plan to optimize our operating model and cost structure which will be substantially implemented by the end of 2019. As a result, we recorded pre-tax charges of $58 million ($55 million after-tax) primarily representing severance, exit-related costs and asset impairment charges during the first quarter of 2019. We expect to record total after-tax charges of approximately $150 million to $210 million during 2019. Estimated remaining restructuring charges primarily consist of exit-related costs. The reserve balance of $37 million is recorded in other accrued liabilities in our condensed consolidated balance sheets as of June 30, 2018.
Restructuring charges for our strategic growth initiative consisted of the following:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Total
Severance and employee-related costs, net	$3	$10	$1	$14
Exit-related costs (1)	1	2	21	24
Asset impairments and accelerated depreciation	4	—	16	20
Total	$8	$12	$38	$58
(1)    Exit-related costs primarily include lease exit costs associated with closures of retail pharmacy stores within our Canadian business.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the activity related to the restructuring liabilities associated with the strategic growth initiative for the first quarter of 2019:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2018	$—	$—	$—	$—
Net restructuring charges recognized	8	12	38	58
Non-cash charges	(4)	—	(16)	(20)
Cash payments	(1)	—	—	(1)
Balance, June 30, 2018	$3	$12	$22	$37
Other
During the first quarter of 2019, we performed an interim impairment test of long-lived assets primarily for our U.K. retail business due to the previously discussed decline in the estimated future cash flows driven by additional U.K. government reimbursement reductions announced on June 29, 2018. As a result, we recognized a non-cash pre-tax charge of $20 million ($16 million after-tax) to impair the carrying value of certain intangible assets (primarily pharmacy licenses). We utilized a combination of an income approach and a market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

During the first quarter of 2019, we also recorded a pre-tax charge of $11 million ($8 million after-tax) related to other restructuring activities within Corporate.
Fiscal 2018 McKesson Europe Plan
 On September 29, 2017, we committed to a restructuring plan which primarily consists of the closures of under-performing retail stores in the U.K. and a reduction in workforce. The plan is expected to be substantially implemented prior to the first half of 2019. As part of this plan, we recorded pre-tax restructuring charges of $7 million ($6 million after-tax) in operating expenses in the first quarter of 2019 within the European Pharmaceutical Solutions segment primarily representing employee severance and lease exit costs. We made $13 million of cash payments, primarily related to employee severance in the first quarter of 2019. The reserve balances as of June 30, 2018 and March 31, 2018 were $28 million and $42 million, recorded in other accrued liabilities in our condensed consolidated balance sheets. We expect to record total pre-tax restructuring charges of approximately $90 million to $130 million for our European Pharmaceutical Solutions segment, of which $81 million of pre-tax charges were recorded to date. Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.
 Fiscal 2016 Cost Alignment Plan
On March 14, 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives that will be substantially implemented prior to the end of 2019. Business process initiatives primarily include plans to reduce operating costs of our distribution and pharmacy operations, administrative support functions, and technology platforms, as well as the disposal and abandonment of certain non-core businesses. As a result of the Cost Alignment Plan, we expected to record total pre-tax charges of approximately $250 million to $270 million, of which $256 million of pre-tax charges were recorded through the first quarter of 2019. The remaining charges under this program primarily consist of exit-related costs related to our European Pharmaceutical Solutions segment.
There were no material restructuring charges recorded during the first quarters of 2019 and 2018. In the first quarter of 2019 and 2018, we made $6 million and $14 million of cash payments, primarily related to severance. The reserve balances as of June 30, 2018 and March 31, 2018 were $28 million and $39 million, recorded in other accrued liabilities, and $28 million and $30 million recorded in other noncurrent liabilities in our condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

6.    Income Taxes
During the first quarters of 2019 and 2018, income tax expense related to continuing operations was $87 million and $95 million. During the first quarter of 2019, no tax benefit was recognized for the pre-tax charge of $570 million to impair the carrying value of goodwill as described in our Financial Note 3, “Goodwill Impairment Charges,” given that this charge is not deductible for income tax purposes. Fluctuations in our reported income tax rates are primarily due to the impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized in the quarter.
On December 22, 2017, the U.S. government enacted comprehensive new tax legislation under the 2017 Tax Act. The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During 2018, in accordance with this guidance, we recognized a provisional tax benefit of $1,324 million due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate and a provisional tax expense of $457 million for the one-time tax imposed on certain accumulated earnings and profits (“E&P”) of our foreign subsidiaries. During the first quarter of 2019, we have not recognized any incremental adjustments to our provisional amounts. Our accounting for the impact of the 2017 Tax Act is incomplete because we have not yet obtained, prepared, or analyzed all the information needed to finalize the accounting requirement. We will continue to assess the income tax effects of the 2017 Tax Act during the measurement period and record any necessary adjustments in the period such adjustments are identified.
The 2017 Tax Act made broad and complex changes to the U.S. tax code that affect our fiscal year 2019 in multiple ways, including but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; creating the base erosion anti-abuse tax; creating a new provision designed to tax global intangible low-tax income; and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. We have estimated the impact of these changes in our income tax provision for the first quarter of 2019.
As of June 30, 2018, we had $1,178 million of unrecognized tax benefits, of which $1,018 million would reduce income tax expense and the effective tax rate, if recognized. During the first quarter of 2019, we recognized a $20 million discrete tax benefit for the reduction in an unrecognized tax benefit due to applicable administrative guidance issued by the tax authorities. During the next twelve months, we do not anticipate a significant increase or decrease to our unrecognized tax benefits based on the information currently available. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year and complete our accounting related to the impact of the 2017 Tax Act.
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

7.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $12 million and $9 million during the first quarters of 2019 and 2018. All amounts were recorded in our condensed consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the first quarter of 2019, there were no material exercises of the Put Right. During the first quarter of 2018, we paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted each period for exchange rate fluctuations. At June 30, 2018 and March 31, 2018, the carrying value of redeemable noncontrolling interests of $1.42 billion and $1.46 billion exceeded the maximum redemption value of $1.28 billion and $1.35 billion. At June 30, 2018 and March 31, 2018, we owned approximately 77% of McKesson Europe’s outstanding common shares.
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
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in our consolidated entities, primarily related to ClarusONE and Vantage, which were $240 million and $253 million at June 30, 2018 and March 31, 2018 on our condensed consolidated balance sheets. During the first quarters of 2019 and 2018, we allocated a total of $46 million and $47 million of net income to noncontrolling interests.

Changes in redeemable noncontrolling interests and noncontrolling interests for the first quarter of 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	46	12
Other comprehensive income	—	(37)
Reclassification of recurring compensation to other accrued liabilities	—	(12)
Payments to noncontrolling interests	(64)	—
Exercises of Put Right	—	—
Other	5	—
Balance, June 30, 2018	$240	$1,422

Changes in redeemable noncontrolling interests and noncontrolling interests for the first quarter of 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	47	9
Other comprehensive loss	—	116
Reclassification of recurring compensation to other accrued liabilities	—	(9)
Payments of noncontrolling interests	(18)	—
Exercises of Put Right	—	(53)
Other	3	—
Balance, June 30, 2017	$210	$1,390

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

There were no material changes in our ownership interests related to redeemable noncontrolling interests during the first quarter of 2019. The effect of changes in our ownership interests related to redeemable noncontrolling interests on our equity of $3 million resulting from exercises of the Put Right was recorded as a net increase to McKesson’s stockholders’ paid-in capital during the first quarter of 2018. Net income attributable to McKesson and transfers from redeemable noncontrolling interests were $312 million during the first quarter of 2018.

8.	Earnings Per Common Share
Basic earnings or loss per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted loss per share for the first quarter of 2019 was calculated by excluding potentially dilutive securities from the denominator of the share computation due to their anti-dilutive effects.
The computations for basic and diluted earnings or loss per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2018	2017
Income (loss) from continuing operations	$(81)	$363
Net income attributable to noncontrolling interests	(58)	(56)
Income (loss) from continuing operations attributable to McKesson	(139)	307
Income from discontinued operations, net of tax	1	2
Net income (loss) attributable to McKesson	$(138)	$309

Weighted average common shares outstanding:
Basic	202	211
Effect of dilutive securities:
Options to purchase common stock	—	1
Restricted stock units	—	1
Diluted	202	213

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$(0.69)	$1.44
Discontinued operations	0.01	0.01
Total	$(0.68)	$1.45
Basic
Continuing operations	$(0.69)	$1.46
Discontinued operations	0.01	—
Total	$(0.68)	$1.46

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarter ended June 30, 2017, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2018	$4,110	$1,850	$2,070	$2,894	$10,924
Goodwill acquired	—	31	360	—	391
Goodwill impairment charges	—	(570)	—	—	(570)
Acquisition accounting, transfers and other adjustments	4	—	—	6	10
Foreign currency translation adjustments, net	(36)	(98)	—	(36)	(170)
Balance, June 30, 2018	$4,078	$1,213	$2,430	$2,864	$10,585
As of June 30, 2018, accumulated goodwill impairment losses were $1,793 million and $448 million in our European Pharmaceutical Solutions segment and Other. As of March 31, 2018, accumulated goodwill impairment losses were $1,299 million and $456 million in our European Pharmaceutical segment and Other. Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information on goodwill impairment charges recorded in the first quarter of 2019.
Information regarding intangible assets is as follows:

	June 30, 2018				March 31, 2018
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	13	$4,038	$(1,724)	$2,314	$3,619	$(1,550)	$2,069
Service agreements	12	1,020	(392)	628	1,037	(386)	651
Pharmacy licenses	25	766	(336)	430	684	(196)	488
Trademarks and trade names	14	938	(207)	731	932	(187)	745
Technology	4	146	(87)	59	147	(84)	63
Other	5	285	(189)	96	262	(176)	86
Total		$7,193	$(2,935)	$4,258	$6,681	$(2,579)	$4,102
Amortization expense of intangible assets was $122 million and $121 million for the quarters ended June 30, 2018 and 2017. Estimated annual amortization expense of these assets is as follows: $344 million, $441 million, $423 million, $391 million and $282 million for the remainder of 2019 and each of the succeeding years through 2023 and $2,377 million thereafter. All intangible assets were subject to amortization as of June 30, 2018 and March 31, 2018.

10.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency denominated borrowings. At June 30, 2018 and March 31, 2018, $7,719 million and $7,880 million of total debt were outstanding, of which $1,127 million and $1,129 million were included under the caption “Current portion of long-term debt” within our condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At June 30, 2018, we were in compliance with all covenants. There were no borrowings outstanding under this facility during the first quarters of 2019 and 2018 and as of June 30, 2018 and March 31, 2018.
We also maintain bilateral credit lines primarily denominated in Euros with a total committed and uncommitted balance of $217 million as of June 30, 2018. Borrowings and repayments were not material during the first quarters of 2019 and 2018 and amounts outstanding under these credit lines were not material as of June 30, 2018 and March 31, 2018.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. During the first quarter of 2019, we borrowed $9.0 billion and repaid $7.0 billion under the program. Borrowings and repayments were not material during the first quarter of 2018. At June 30, 2018, there were $2.0 billion of commercial paper notes outstanding with a weighted average interest rate of 2.43%. At March 31, 2018, there were no commercial paper notes outstanding.

11.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $5 million and $6 million for the first quarters of 2019 and 2018.

Cash contributions to these plans were $3 million for the first quarters of 2019 and 2018. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

On May 23, 2018, the Company’s Board of Directors approved the termination of our frozen U.S. defined benefit pension plan (“Plan”). The distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by December 31, 2019.
As of June 30, 2018 and March 31, 2018, this Plan had an accumulated comprehensive loss of approximately $118 million and $120 million.

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
Foreign currency exchange risk
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results which are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential effects on the statements of operations from intercompany loans

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
At June 30, 2018, we had €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet highly effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within Accumulated Other Comprehensive Income in the statements of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments. To the extent foreign currency denominated notes designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings.  Gains or losses from net investment hedges recorded in other comprehensive income were gains of $161 million and losses of $114 million during the first quarters of 2019 and 2018. There was no ineffectiveness in our net investment hedges during the first quarters of 2019 and 2018.
Derivatives Designated as Hedges
In March 2018, we entered into cross-currency swap contracts with total gross notional amounts of £432 million, which are designated as net investment hedges. Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of our net investments denominated in British pound sterling against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in Accumulated Other Comprehensive Income in the statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments denominated in British pound sterling. Gains from these net investment hedges recorded in other comprehensive income were $34 million for first quarter of 2019. These cross-currency swaps will mature between February 2022 and February 2024.
At June 30, 2018 and March 31, 2018, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $162 million, which were designated as cash flow hedges. These contracts will mature between March 2019 and March 2020.
From time to time, we enter into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. These cross-currency swaps are designed to reduce the effects on the statements of operations arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges.
At June 30, 2018 and March 31, 2018, we had cross-currency swaps with total gross notional amounts of approximately $3,412 million, which are designated as cash flow hedges. These swaps will mature between July 2018 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges and are highly effective, the changes in the fair value of the hedges is recorded in Accumulated Other Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Losses from cash flow hedges were not material in the first quarter of 2019 and $14 million in the first quarter of 2018 and were recorded in other comprehensive income. Gains or losses reclassified from Accumulated Other Comprehensive Income and recorded in operating expenses in the condensed consolidated statements of operations were not material in the first quarters of 2019 and 2018. There was no ineffectiveness in our cash flow hedges for the first quarters of 2019 and 2018.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with changes in values included in earnings.
We have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At June 30, 2018 and March 31, 2018, the total gross notional amounts of these contracts were $39 million and $29 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

These contracts will mature through December 2018 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings and were not material for the first quarters of 2019 and 2018. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2018			March 31, 2018
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$16	$—	$81	$15	$—	$81
Foreign exchange contracts (noncurrent)	Other Noncurrent Assets	16	—	81	14	—	81
Cross currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	26	10	504	—	7	504
Cross currency swaps (noncurrent)	Other Noncurrent Assets/Liabilities	45	115	3,508	—	222	3,508
Total		$103	$125		$29	$229
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$32	$—	$—	$13
Foreign exchange contracts (current)	Other accrued liabilities	—	—	7	—	—	16
Total		$—	$—		$—	$—
Refer to Financial Note 13, "Fair Value Measurements," for more information on these recurring fair value measurements.

13.	Fair Value Measurements
At June 30, 2018 and March 31, 2018, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.7 billion and $7.8 billion at June 30, 2018, and $7.9 billion and $8.1 billion at March 31, 2018. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2018 and March 31, 2018 included investments in money market funds of $165 million and $799 million, which are reported at fair value. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency contracts were determined using observable inputs from available market information. Fair values of our cross-currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 12, “Hedging Activities,” for fair value and other information on our foreign currency derivatives including forward foreign currency contracts and cross-currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended June 30, 2018.
Assets Measured at Fair Value on a Nonrecurring Basis
 At June 30, 2018, assets measured at fair value on a nonrecurring basis consisted of goodwill and intangible assets for two reporting units within our European Pharmaceutical Solutions segment. Refer to Financial Note 3, “Goodwill Impairment Charges,” and Financial Note 5, “Restructuring and Asset Impairment Charges” for more information.
At March 31, 2018, assets measured at fair value on a nonrecurring basis consisted of goodwill, intangible and other long-lived assets for our McKesson Europe and Rexall Health reporting units within our former Distribution Solutions segment, which existed prior to the 2019 first quarter realignment in our operating segment structure.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. We considered a market approach as well as an income approach using the DCF model to determine the fair value of the reporting unit.

Intangible Assets

We utilized a combination of an income approach and a market approach for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets is considered a Level 3 fair value measurement.

 Liabilities Measured at Fair Value on a Nonrecurring Basis

At June 30, 2018 and March 31, 2018, we remeasured the contingent consideration liability related to our April 2018 acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 4, “Business Combinations” for more information on the fair value of the contingent consideration liability.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

14.	Commitments and Contingent Liabilities
Litigation, Government Subpoenas and Investigations
As previously disclosed, the Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. The plaintiffs in these actions include state attorneys general, county and city municipalities, hospitals, Indian tribes, pension funds, and third-party payors. The Company has been served with 740 complaints filed in state and federal courts throughout the United States and in Puerto Rico. Since December 5, 2017, nearly all the cases pending in federal district courts have been transferred to a multi-district litigation proceeding in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. Fifteen of the cases pending in state court in New York have been transferred to a consolidated proceeding in Suffolk County Supreme Court captioned In re Opioid Litigation, Index No. 400000/2017. On July 17, 2018, the court denied the distributors’ motion to dismiss these matters.
As previously disclosed, the four shareholder derivative complaints filed in the Delaware Court of Chancery were consolidated under the caption In re McKesson Corporation Stockholder Derivative Litigation, No. 2017-0736. On May 25, 2018, the court stayed further proceedings in the matter in favor of the previously disclosed consolidated shareholder derivative action pending the United States District Court for the Northern District of California, In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850.
As previously disclosed, on May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California alleging that the company sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Protection Action of 2005, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219. On August 22, 2016, the court denied plaintiffs’ motion for class certification. On November 16, 2016, plaintiffs were granted leave to appeal that ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit.”) On July 17, 2018, the Ninth Circuit affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings.
On June 15, 2018, an amended complaint was filed in the United States District Court for the Southern District of Illinois alleging that McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of safety and conventional syringes and safety IV catheters. Marion Diagnostic Center, LLC v. Becton, Dickinson, and Co., No. 18:1059. The action is filed on behalf of a purported class of purchasers, and seeks treble damages and further relief, all in unspecified amounts.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely matter. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry. Examples of such subpoenas and investigations are included in the Company’s 2018 Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

New York Opioid Statute
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that we may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York.  The initial surcharge payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017. It is uncertain at this point in time what proportion of this estimated liability will be ultimately borne by the Company because the Company’s share of the surcharge depends heavily on what other licensees report. The Company has estimated and reflected a liability for the OSA surcharge in its accompanying condensed consolidated financial statements. However, it is possible that the ultimate costs may exceed or be less than the reserve. Moreover, on July 6, 2018, the Healthcare Distribution Alliance filed a lawsuit challenging the constitutionality of the law and seeking an injunction against its enforcement. We are not able to predict whether this lawsuit will be successful. In addition, other states are considering legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states. These proposed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted.

15.	Stockholders’ Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
The Company currently pays quarterly dividends of $0.34 per common share. In July 2018, the Company’s quarterly dividend was raised from $0.34 to $0.39 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
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
In March 2018 we entered into an ASR program with a third-party financial institution to repurchase $500 million of the Company’s common stock. We received 2.5 million shares in March 2018 and an additional 1.0 million shares in the first quarter of 2019. The March 2018 ASR program was completed at an average price per share of $143.66 during the first quarter of 2019.
In May 2018, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock.
In the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92.

The total authorization outstanding for repurchases of the Company’s common stock was $4.8 billion at June 30, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

 Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended June 30,
(In millions)	2018	2017
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax benefit of nil and nil (2) (3)	$(273)	$382
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	(273)	382

Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of ($51) and $44 (4)	144	(70)
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	144	(70)
Unrealized gains on cash flow hedges
Unrealized gains on cash flow hedges arising during period, net of income tax expense of nil and nil	—	14
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	—	14
Changes in retirement-related benefit plans (5)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil and nil	—	—
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of nil and nil (6)	1	1
Foreign currency translation adjustments and other, net of income tax expense of nil and nil	7	(6)
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	8	(5)

Other comprehensive income (loss), net of tax	$(121)	$321

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiary, McKesson Europe, into the Company’s reporting currency, U.S. dollars, during the first quarters of 2019 and 2018.

(2)
During the first quarter of 2019, the net foreign currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2018 to June 30, 2018. During the first quarter of 2018, the net foreign currency translation gains were primarily due to the strengthening of the Euro and British pound sterling against the U.S. dollar from April 1, 2017 to June 30, 2017.

(3)
The first quarter of 2019 includes net foreign currency translation losses of $39 million attributable to redeemable noncontrolling interests. The first quarter of 2018 includes net foreign currency translation gains of $115 million attributable to redeemable noncontrolling interests.

(4)
The first quarter of 2019 includes foreign currency gains of $161 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gains of $34 million on the net investment hedges from the cross-currency swaps. The first quarter of 2018 includes foreign currency losses of $114 million on the net investment hedges from the €1.20 billion Euro-denominated notes and £450 million British pound sterling-denominated notes.

(5)	The first quarters of 2019 and 2018 include net actuarial losses of $2 million and $1 million attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the first quarter of 2019 is as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)

Other comprehensive income (loss) before reclassifications	(273)	144	—	8	(121)
Amounts reclassified to earnings	—	—	—	—	—
Other comprehensive income (loss)	(273)	144	—	8	(121)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(39)	—	—	2	(37)
Other comprehensive income (loss) attributable to McKesson	(234)	144	—	6	(84)
Balance at June 30, 2018	$(1,492)	$(44)	$(61)	$(204)	$(1,801)

16.	Related Party Balances and Transactions
During the fourth quarter of 2018, a public benefit California foundation (“Foundation”) was established to provide opioid education to patients, caregivers, and providers, address policy issues, and increase patient access to life-saving treatments. Certain officers of the Company also serve as directors and officers of the Foundation. The Company had a pledge payable balance of $100 million ($64 million after-tax) to the Foundation as of March 31, 2018, which was paid in the first quarter of 2019.
Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” for information regarding related party balances and transactions with Change Healthcare.

17.	Segments of Business
Commencing in the first quarter of 2019, a new segment reporting structure was implemented which resulted in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including operating profit before interest expense, income taxes and results from discontinued operations. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
Our U.S. Pharmaceutical and Specialty Solutions segment distributes pharmaceutical and other healthcare-related products and also provides pharmaceutical solutions to pharmaceutical manufacturers in the United States.
Our European Pharmaceutical Solutions segment provides distribution and services to wholesale, institutional and retail customers and serves patients and consumers in 13 European countries through our own pharmacies and participating pharmacies that operate under brand partnership and franchise arrangements.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

Our Medical-Surgical Solutions segment distributes medical-surgical supplies and provides logistics and other services to healthcare providers in the United States.
Other primarily consists of the following:

•	McKesson Canada which distributes pharmaceutical and medical products and operates Rexall Health retail pharmacies;

•	McKesson Prescription Technology Solutions which provides innovative technologies that support retail pharmacies; and

•	Our 70% equity ownership interest in a joint venture, Change Healthcare, which is accounted for by us using the equity investment method of accounting.
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2018	2017
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$40,977	$40,282
European Pharmaceutical Solutions (2)	6,935	6,382
Medical-Surgical Solutions (3)	1,703	1,533
Other	2,992	2,854
Total Revenues	$52,607	$51,051

Operating profit
U.S. Pharmaceutical and Specialty Solutions (4)	$543	$475
European Pharmaceutical Solutions (5)	(560)	35
Medical-Surgical Solutions	93	108
Other (6)	114	17
Total	190	635
Corporate Expenses, Net	(123)	(109)
Interest Expense	(61)	(68)
Income from Continuing Operations Before Income Taxes	$6	$458

Revenues, net by geographic area
United States	$42,890	$42,093
Foreign	9,717	8,958
Total Revenues	$52,607	$51,051

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues.

(2)	Revenues derived from services represent less than 10% of this segment’s total revenues.

(3)	Revenues derived from services represent less than 1% of this segment’s total revenues.

(4)
Our U.S. Pharmaceutical and Specialty Solutions segment operating profit for the first quarters of 2019 and 2018 includes $21 million in pre-tax credits and $26 million in pre-tax charges related to our last-in, first-out (“LIFO”) method of accounting for inventories. The LIFO inventory credit in the first quarter of 2019 was primarily due to lower full year expectations for net price increases compared to the same period a year ago. Operating profit for the first quarter of 2019 also includes $35 million of cash receipts for our share of antitrust legal settlements.

(5)	European Pharmaceutical Solutions segment’s operating profit for the first quarter of 2019 includes non-cash goodwill impairment charges (pre-tax and after-tax) of $570 million.

(6)
The first quarter of 2019 operating profit for Other includes pre-tax restructuring charges of $38 million (pre-tax and after-tax) primarily associated with the closure of retail pharmacy stores within our Canadian business. Operating profit for the first quarter of 2019 also includes a pre-tax gain from escrow settlement of $97 million representing certain indemnity and other claims related to our 2017 third quarter acquisition of Rexall Health. Operating profit for the first quarter of 2018 includes a pre-tax gain of $37 million (after-tax gain of $22 million) upon the finalization of net working capital and other adjustments related to the contribution of the majority of our Core MTS Business to Change Healthcare in the fourth quarter of 2017.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 previously filed with the SEC on May 24, 2018 (“2018 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
2019 Operating Segments
Commencing in the first quarter of 2019, a new segment reporting structure was implemented which resulted in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including operating profit before interest expense, income taxes and results from discontinued operations. Refer to Financial Note 17, “Segments of Business” for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Quarter Ended June 30,
	2018	2017	Change
Revenues	$52,607	$51,051	3%

Gross Profit	2,779	2,560	9

Gross Profit Margin	5.28	5.01	27	bp

Operating Expenses:
Operating Expenses	(2,127)	(1,927)	10
Goodwill Impairment Charges	(570)	—	NM
Restructuring and Asset Impairment Charges	(96)	—	NM
Gain from Escrow Settlement	97	—	NM
Total Operating Expenses	(2,696)	(1,927)	40

Operating Expenses as a Percentage of Revenues	5.12	3.77	135	bp

Other Income, Net	40	13	208

Loss from Equity Method Investment in Change Healthcare	(56)	(120)	(53)

Interest Expense	(61)	(68)	(10)

Income from Continuing Operations Before Income Taxes	6	458	(99)
Income Tax Expense	(87)	(95)	(8)
Income (Loss) from Continuing Operations	(81)	363	(122)
Income from Discontinued Operations, Net of Tax	1	2	(50)
Net Income (Loss)	(80)	365	(122)
Net Income Attributable to Noncontrolling Interests	(58)	(56)	4
Net Income (Loss) Attributable to McKesson Corporation	$(138)	$309	(145)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$(0.69)	$1.44	(148)%
Discontinued Operations	0.01	0.01	-
Total	$(0.68)	$1.45	(147)%

Weighted Average Diluted Common Shares	202	213	(5)%
NM - not meaningful
Revenues
Revenues for the first quarter of 2019 increased compared to the same period a year ago primarily due to market growth, business acquisitions and expanded business with existing customers within our U.S. Pharmaceutical and Specialty Solutions segment, partially offset by loss of customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit
Gross profit and gross profit margin for the first quarter of 2019 increased compared to the same period a year ago primarily due to market growth and our business acquisitions, higher compensation from branded pharmaceutical manufacturers reflecting timing, and LIFO credits as further discussed below. These increases were partially offset by government reimbursement reductions across Canada and the United Kingdom (“U.K.”), and our mix of business and customer losses. Additionally, gross profit in the first quarter of 2019 included $35 million of net cash proceeds representing our share of antitrust legal settlements.
LIFO inventory credits were $21 million in the first quarter of 2019 and charges were $26 million in the first quarter of 2018. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense is based on our estimates of annual LIFO expense which are impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. The LIFO inventory credit in the first quarter of 2019 was primarily due to lower full year expectations for net price increases compared to the same period a year ago.
Operating Expenses
Operating expenses, and operating expenses as a percentage of revenues, for the first quarter of 2019 increased compared to the same period a year ago primarily due to:

•	Non-cash goodwill impairment charges (pre-tax and after-tax) of $570 million for our European Pharmaceutical Solutions segment, as further described below;

•
Pre-tax restructuring and asset impairment charges of $96 million ($85 million after-tax) primarily representing employee severance, exit-related costs and asset impairment charges for our 2019 strategic growth initiative, as further described below; and

•	Higher expenses due to business acquisitions, partially offset by;

•	Pre-tax and after-tax gain from an escrow settlement of $97 million representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health;

•
Pre-tax gain of $37 million (after-tax gain of $22 million) upon the finalization of net working capital and other adjustments related to the fourth quarter 2017 contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to a joint venture, Change Healthcare, LLC (“Change Healthcare”).

Goodwill Impairments
Upon the first quarter 2019 segment changes, our European Pharmaceutical Solutions segment was split into two distinct reporting units - retail pharmacy operations (“Consumer Solutions”) and wholesale operations (“Pharmacy Solutions”). As a result, we were required to perform a goodwill impairment test for these two new reporting units and recorded a non-cash goodwill impairment charge (pre-tax and after-tax) of $238 million. Additionally, during the first quarter of 2019, these two reporting units had a decline in the estimated future cash flows primarily driven by additional U.K. government reimbursement reductions which were announced on June 29, 2018. At June 30, 2018, our Consumer Solutions and Pharmacy Solutions reporting units’ remaining goodwill balances were $462 million and $751 million. Other risks, expenses and future developments that we were unable to anticipate as of the testing date may require us to further revise the future projected cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges. Refer to Financial Note 3, “Goodwill Impairment Charges” to the accompanying condensed financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Fiscal 2019 Strategic Growth Initiative
On April 25, 2018, the Company announced a multi-year strategic growth initiative. As part of the preliminary phase of this initiative, we committed to a restructuring plan to optimize our operating model and cost structure which will be substantially implemented by the end of 2019. As a result, we recorded pre-tax charges of $58 million ($55 million after-tax) primarily representing severance, exit-related costs and asset impairment charges during the first quarter of 2019. We expect to record total after-tax charges of approximately $150 million to $210 million during 2019. Estimated remaining restructuring charges primarily consist of exit-related costs. Refer to Financial Note 5, “Restructuring and Asset Impairment Charges” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Other Income, Net: Other income, net, for the first quarter of 2019 increased compared to the same period a year ago primarily due to gains on sale of equity method investments.
Loss from Equity Method Investment in Change Healthcare: Our investment in Change Healthcare is accounted for using the equity method of accounting. During the first quarters of 2019 and 2018, we recorded our proportionate share of loss from Change Healthcare of $56 million and $120 million, which primarily consisted of transaction and integration expenses incurred by the joint venture and amortization expenses associated with equity method intangible assets. This amount was recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which included transaction and integration expenses that were directly related to business acquisitions and the gain on Healthcare Technology Net Asset Exchange, were $52 million and $38 million in the first quarters of 2019 and 2018. 2018 reflects our proportionate share of transaction and integration expenses incurred by Change Healthcare, partially offset by the $37 million gain associated with the final net working capital and other adjustments.
Acquisition-related expenses and adjustments were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2018	2017
Operating Expenses
Integration related expenses	$16	$9
Restructuring, severance and relocation	3	5
Transaction closing expenses	1	12
Gain on Healthcare Technology Net Asset Exchange	—	(37)
Other Expense (1)	32	49
Acquisition-Related Expenses and Adjustments	$52	$38

(1)	Includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, which was recorded within “Loss from Equity Method Investment in Change Healthcare”.
Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and the Healthcare Technology Net Asset Exchange were $199 million and $192 million for the first quarters of 2019 and 2018, which were primarily recorded in operating expenses and under the caption, “Loss from Equity Method Investment in Change Healthcare”.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Income Taxes: During the first quarters of 2019 and 2018, income tax expense related to continuing operations was $87 million and $95 million. During the first quarter of 2019, we recognized a $20 million discrete tax benefit for the reduction in an unrecognized tax benefit due to applicable administrative guidance issued by the tax authorities. During the first quarter of 2019, no tax benefit was recognized for a pre-tax charge of $570 million to impair the carrying value of goodwill for two reporting units within our European Pharmaceutical Solution segment, as described in our Financial Note 3, “Goodwill Impairment Charges,” as this charge is not deductible for income tax purposes. Fluctuations in our reported income tax rates are primarily due to the impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized in the quarter.
On December 22, 2017, the U.S. government enacted comprehensive new tax legislation under the Tax Cuts and Jobs Act (the "2017 Tax Act"). The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During 2018, in accordance with this guidance, we recognized a provisional tax benefit of $1,324 million due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate and a provisional tax expense of $457 million for the one-time tax imposed on certain accumulated earnings and profits (“E&P”) of our foreign subsidiaries. During the first quarter of 2019, we have not recognized any incremental adjustments to our provisional amounts. Our accounting for the impact of the 2017 Tax Act is incomplete because we have not yet obtained, prepared, or analyzed all the information needed to finalize the accounting requirement. We will continue to assess the income tax effects of the 2017 Tax Act during the measurement period and record any necessary adjustments in the period such adjustments are identified.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the first quarter of 2019 primarily represents ClarusONE, Vantage Oncology Holdings, LLC (“Vantage”) and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for additional information.
Net Income (Loss) Attributable to McKesson Corporation: Net income (loss) attributable to McKesson Corporation was a net loss of $138 million and net income of $309 million for the first quarters of 2019 and 2018. Diluted loss per common share attributable to McKesson Corporation was $0.68 in the first quarter of 2019 and diluted earnings per common share attributable to McKesson Corporation was $1.45 in the first quarter of 2018. The first quarter of 2019 diluted loss per share was calculated by excluding dilutive securities from the denominator due to their anti-dilutive effects. Additionally, our 2019 and 2018 diluted earnings per share reflect the cumulative effects of share repurchases.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings (loss) per common share was calculated based on a weighted average number of shares outstanding of 202 million and 213 million for the first quarters of 2019 and 2018. Weighted average diluted shares for 2019 decreased from 2018 primarily reflecting common stock repurchases in the first quarter of 2019.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Results:
Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2018	2017	Change
U.S. Pharmaceutical and Specialty Solutions	$40,977	$40,282	2%
European Pharmaceutical Solutions	6,935	6,382	9
Medical-Surgical Solutions	1,703	1,533	11
Other	2,992	2,854	5
Total Revenues	$52,607	$51,051	3%
U.S. Pharmaceutical and Specialty Solutions
U.S. Pharmaceutical and Specialty Solutions revenues for the first quarter of 2019 increased compared to the same period a year ago primarily due to market growth, our business acquisitions and expanded business with existing customers, partially offset by loss of customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
European Pharmaceutical Solutions
European Pharmaceutical Solutions revenues for the first quarter of 2019 increased 9% compared to the same period a year ago. Excluding foreign currency effects, revenues increased 1% primarily due to market growth and business acquisitions, offset by the competitive environment in France and a reduction in McKesson owned retail pharmacies in the U.K. due to pharmacy closures or divestitures.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the first quarter of 2019 increased 11% primarily due to market growth and our 2019 acquisition of Medical Specialties Distributors LLC (“MSD”).
Other
Other revenues for the first quarter of 2019 increased 5% compared to the same period a year ago. Excluding foreign currency effects, revenues increased 1% primarily due to market growth in our McKesson Canada business, partially offset by generic pricing government actions across Canada and the sale of our Enterprise Information Solutions (“EIS”) business in the third quarter of 2018.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended June 30,
(Dollars in millions)	2018	2017	Change
Segment Operating Profit (1)
U.S. Pharmaceutical and Specialty Solutions	$543	$475	14%
European Pharmaceutical Solutions	(560)	35	(1,700)
Medical-Surgical Solutions	93	108	(14)
Other	114	17	571
Subtotal	190	635	(70)
Corporate Expenses, Net	(123)	(109)	13
Interest Expense	(61)	(68)	(10)
Income from Continuing Operations Before Income Taxes	$6	$458	(99)%

Segment Operating Profit Margin
U.S. Pharmaceutical and Specialty Solutions	1.33%	1.18%	15	bp
European Pharmaceutical Solutions	(8.07)	0.55	(862)
Medical-Surgical Solutions	5.46	7.05	(159)

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.
Segment Operating Profit
U.S. Pharmaceutical and Specialty Solutions: Operating profit and operating profit margin increased for the U.S. Pharmaceutical and Specialty Solutions segment in 2019 compared to the same prior year period primarily due to market growth, higher profit reflecting net cash proceeds representing our share of antitrust legal settlements, higher compensation from branded manufacturers reflecting timing and LIFO credits, partially offset by customer losses and our mix of business.
European Pharmaceutical Solutions: Operating profit and operating profit margin decreased for the European Pharmaceutical Solutions segment in 2019 primarily due to non-cash goodwill impairment charges (pre-tax and after-tax) of $570 million for our Pharmacy Solutions and Consumer Solutions reporting units within this segment, primarily triggered by additional U.K. government reimbursement reductions announced on June 29, 2018 and implementing a new segment reporting structure. Operating profit and operating profit margin in 2019 were also unfavorably affected by restructuring charges and asset impairments, incremental government reimbursement reductions in the U.K. and the competitive environment in France.
Medical-Surgical Solutions: Operating profit for the Medical-Surgical Solutions segment decreased in 2019 compared to the same prior year period primarily due to restructuring charges. Operating profit margin decreased in 2019 compared to the same prior year period primarily due to restructuring charges, partially offset by our mix of business.
Other: Operating profit for Other increased primarily due to market growth, our business acquisitions in McKesson Canada, partially offset by restructuring charges and generic pricing government actions related to our Canadian business, and sale of our EIS business in the third quarter of 2018. Operating profit for Other for the first quarter of 2019 also includes a gain from an escrow settlement of $97 million in the first quarter of 2019 representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health. Growth in our McKesson Prescription Technology Solutions also contributed to the increase in 2019 operating profit. Operating profit for Other for the first quarter of 2018 includes a pre-tax gain of $37 million (after-tax gain of $22 million) upon the finalization of net working capital and other adjustments related to the contribution of the Core MTS Business to Change Healthcare, in the fourth quarter of 2017.
Corporate: Corporate expenses, net, increased for the first quarter of 2019 primarily due to higher restructuring charges and other expenses, partially offset by gains on the sale of equity investments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Interest Expense: Interest expense for the first quarter of 2019 decreased primarily due to the refinancing of debt at lower interest rates, partially offset by increased short-term borrowings.
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
Operating activities utilized cash of $1.1 billion and generated cash of $741 million during the first quarters of 2019 and 2018. Operating activities for the first quarters of 2019 and 2018 were affected by increases in receivables and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $875 million and $1.6 billion during the first quarters of 2019 and 2018. Investing activities for 2019 include $826 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD. Investing activities for 2019 also included $97 million cash received as a result of resolving certain indemnity and other claims related to our acquisition of Rexall Health. Investing activities for 2018 included $1.5 billion of cash paid for acquisitions, including $1.3 billion for our acquisition of CoverMyMeds LLC.
Financing activities provided cash of $1.5 billion and utilized cash of $1.1 billion during the first quarters of 2019 and 2018. Financing activities for 2019 include cash receipts of $9.0 billion and payments of $7.0 billion for short-term borrowings, primarily commercial paper. Financing activities for the first quarter of 2018 included cash receipts of $2.3 billion and payments of $2.5 billion for short-term borrowings. Additionally, financing activities for the first quarters of 2019 and 2018 include $307 million and $300 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. In March 2018 we entered into an ASR program with a third-party financial institution to repurchase $500 million of the Company’s common stock. We received 2.5 million shares in March 2018 and an additional 1.0 million shares in the first quarter of 2019. The March 2018 ASR program was completed during the first quarter of 2019.
In the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2018	March 31, 2018
Cash, cash equivalents and restricted cash	$2,199	$2,672
Working capital	(134)	451
Debt to capital ratio (1)	46.5%	40.6%
Return on McKesson stockholders’ equity (2)	(3.6)	0.6

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
Our cash and cash equivalents balance as of June 30, 2018 included approximately $1.3 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, deferred revenue and other current liabilities. Our U.S. Pharmaceutical and Specialty Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Our debt to capital ratio increased in the first quarter of 2019 primarily due to an increase in short-term borrowing.
The Company currently pays quarterly dividends of $0.34 per common share. In July 2018, the Company’s quarterly dividend was raised from $0.34 to $0.39 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.42 billion at June 30, 2018, which exceeded the maximum redemption value of $1.28 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their McKesson Europe shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period. The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for additional information.
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
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

▪	changes in the U.S. and European healthcare industry and regulatory environments;

▪	foreign operations subject us to a number of operating, economic, political and regulatory risks;

▪	changes in the Canadian healthcare industry and regulatory environment;

▪	general European economic conditions together with austerity measures taken by certain European governments;

▪	changes in the European regulatory environment with respect to privacy and data protection regulations;

▪	foreign currency fluctuations;

▪	the Company’s ability to successfully identify, consummate, finance and integrate strategic acquisitions;

▪	failure for the Company’s investment in Change Healthcare to perform;

▪	the Company’s ability to manage and complete divestitures;

▪	material adverse resolution of pending legal and regulatory proceedings;

▪	competition;

▪	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;

▪	the loss of government contracts as a result of compliance or funding challenges;

▪	public health issues in the United States or abroad;

▪	cyberattack, disaster, or malfunction to computer systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;

▪	system errors or failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	new or revised tax legislation or challenges to our tax positions;

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers;

▪	changes in accounting principles generally accepted in the United States of America;

▪	withdrawal from participation in one or more multiemployer pension plans or if such plans are reported to have underfunded liabilities;

▪	expected benefits from our restructuring and business process initiatives;

▪	difficulties with outsourcing and similar third-party relationships;

▪	new challenges associated with our retail expansion; and

▪	inability to keep existing retail store locations or open new retail locations in desirable places.

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
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2018 Annual Report on Form 10-K.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 14, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases will depend on a variety of factors, including corporate and regulatory requirements.
In March 2018, we entered into an ASR program with a third-party financial institution to repurchase $500 million of the Company’s common stock. We received 2.5 million shares in March 2018 and an additional 1.0 million shares in the first quarter of 2019 under the March 2018 ASR program. The March 2018 ASR program was completed at an average price per share of $143.66 in the first quarter of 2019.
In the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92.

The total authorization outstanding for repurchases of the Company’s common stock was $4.8 billion at June 30, 2018.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2019.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2018 – April 30, 2018	0.5	$143.66 (2)	0.5	$1,096
May 1, 2018 – May 31, 2018	0.5	143.66 (2)	0.5	5,096
June 1, 2018 – June 30, 2018	2.0	147.92	2.0	4,799
Total	3.0		3.0

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	The average price of shares from the March 2018 ASR program was determined at the termination of the ASR program.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
On July 25, 2018, the Board of Directors appointed Sundeep G. Reddy, Senior Vice President and Controller.  In that role, he will serve as our principal accounting officer. In connection with his appointment, Mr. Reddy’s annual base salary was increased to $360,000 and his target annual bonus opportunity under the Management Incentive Plan was increased to 45% of his salary earned during the performance period. In addition, his target award under the Company’s cash Long-Term Incentive Plan was increased to $85,000 and the Compensation Committee approved the grant of an option to purchase shares of the Company’s common stock under the 2013 Stock Plan having a grant date value of $100,000.  He also will be eligible for certain executive-level benefits such as financial counseling and executive travel services. For more information on the Company’s executive compensation program, including a description of each plan identified above, please refer to the 2018 definitive proxy statement that was filed by the Company with the Securities and Exchange commission on June 15, 2018.

Mr. Reddy has no related party transactions with the Company that would require disclosure under Item 404(a) of Regulation S-K in connection with his appointment described above.

McKESSON CORPORATION

Item 6.	Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description
10.1*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.

10.2*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated July 29, 2014, as amended effective July 1, 2018

10.3*
McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated on July 29, 2014, as amended effective July 1, 2018 (formerly McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on July 29, 2014)

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	July 26, 2018	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	July 26, 2018	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller