Form 10-Q
period 2018-09-30
MCKESSON CORP
filed 2018-10-25
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	September 30, 2018
Common stock, $0.01 par value	195,376,222 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues	$53,075	$52,061	$105,682	$103,112
Cost of Sales	(50,271)	(49,227)	(100,099)	(97,718)
Gross Profit	2,804	2,834	5,583	5,394
Operating Expenses	(2,033)	(2,009)	(4,063)	(3,936)
Goodwill Impairment Charges	—	(350)	(570)	(350)
Restructuring and Asset Impairment Charges	(82)	(236)	(178)	(236)
Total Operating Expenses	(2,115)	(2,595)	(4,811)	(4,522)
Operating Income	689	239	772	872
Other Income, Net	20	69	60	82
Loss from Equity Method Investment in Change Healthcare	(56)	(61)	(112)	(181)
Interest Expense	(66)	(69)	(127)	(137)
Income from Continuing Operations Before Income Taxes	587	178	593	636
Income Tax Expense	(35)	(122)	(122)	(217)
Income from Continuing Operations	552	56	471	419
Income from Discontinued Operations, Net of Tax	1	—	2	2
Net Income	553	56	473	421
Net Income Attributable to Noncontrolling Interests	(54)	(55)	(112)	(111)
Net Income Attributable to McKesson Corporation	$499	$1	$361	$310

Earnings Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.51	$0.01	$1.79	$1.46
Discontinued operations	—	—	0.01	0.01
Total	$2.51	$0.01	$1.80	$1.47
Basic
Continuing operations	$2.52	$0.01	$1.80	$1.47
Discontinued operations	—	—	0.01	0.01
Total	$2.52	$0.01	$1.81	$1.48

Dividends Declared Per Common Share	$0.39	$0.34	$0.73	$0.62

Weighted Average Common Shares
Diluted	199	210	201	211
Basic	198	209	200	210

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net Income	$553	$56	$473	$421

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustments arising during the period	26	265	(103)	577

Unrealized gains (losses) on cash flow hedges arising during the period	2	(3)	2	11

Retirement-related benefit plans	4	(3)	12	(8)
Other Comprehensive Income (Loss), Net of Tax	32	259	(89)	580

Comprehensive Income	585	315	384	1,001
Comprehensive Income Attributable to Noncontrolling Interests	(47)	(88)	(68)	(260)
Comprehensive Income Attributable to McKesson Corporation	$538	$227	$316	$741

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,118	$2,672
Receivables, net	19,213	17,711
Inventories, net	16,671	16,310
Prepaid expenses and other	542	443
Total Current Assets	38,544	37,136
Property, Plant and Equipment, Net	2,488	2,464
Goodwill	10,627	10,924
Intangible Assets, Net	4,128	4,102
Equity Method Investment in Change Healthcare	3,609	3,728
Other Noncurrent Assets	2,025	2,027
Total Assets	$61,421	$60,381

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$33,227	$32,177
Short-term borrowings	1,394	—
Current portion of long-term debt	1,126	1,129
Other accrued liabilities	3,116	3,379
Total Current Liabilities	38,863	36,685

Long-Term Debt	6,568	6,751
Long-Term Deferred Tax Liabilities	2,844	2,804
Other Noncurrent Liabilities	2,197	2,625
Redeemable Noncontrolling Interests	1,415	1,459
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2018 and March 31, 2018, 275 shares issued at September 30, 2018 and March 31, 2018	3	3
Additional Paid-in Capital	6,411	6,188
Retained Earnings	13,354	12,986
Accumulated Other Comprehensive Loss	(1,762)	(1,717)
Other	(2)	(1)
Treasury Shares, at Cost, 80 and 73 shares at September 30, 2018 and March 31, 2018	(8,678)	(7,655)
Total McKesson Corporation Stockholders’ Equity	9,326	9,804
Noncontrolling Interests	208	253
Total Equity	9,534	10,057
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$61,421	$60,381

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
Operating Activities
Net income	$473	$421
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	475	463
Goodwill and other asset impairment charges	611	539
Loss from equity method investment in Change Healthcare	112	181
Deferred taxes	60	42
Credits associated with last-in, first-out inventory method	(43)	(3)
Other non-cash items	(138)	(18)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,705)	(812)
Inventories	(398)	(1,217)
Drafts and accounts payable	1,197	1,808
Taxes	(99)	86
Other	(227)	(151)
Net cash provided by operating activities	318	1,339

Investing Activities
Payments for property, plant and equipment	(178)	(164)
Capitalized software expenditures	(70)	(91)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(840)	(1,874)
Proceeds from sale of businesses and investments, net	46	164
Payments received on Healthcare Technology Net Asset Exchange	—	126
Other	59	(26)
Net cash used in investing activities	(983)	(1,865)

Financing Activities
Proceeds from short-term borrowings	19,735	8,464
Repayments of short-term borrowings	(18,342)	(8,343)
Repayments of long-term debt	(5)	(545)
Common stock transactions:
Issuances	38	83
Share repurchases, including shares surrendered for tax withholding	(888)	(701)
Dividends paid	(139)	(121)
Other	(201)	(109)
Net cash provided by (used in) financing activities	198	(1,272)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(87)	109
Net decrease in cash, cash equivalents and restricted cash	(554)	(1,689)
Cash, cash equivalents and restricted cash at beginning of period	2,672	4,254
Cash, cash equivalents and restricted cash at end of period	$2,118	$2,565

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers a comprehensive offering of pharmaceuticals and medical supplies and provides services to help our customers improve the efficiency and effectiveness of their healthcare operations. Commencing in the first quarter of 2019, our new segment reporting structure was implemented and we have reported our financial results in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 18, “Segments of Business” for more information.
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
The results of operations for the quarter and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 previously filed with the SEC on May 24, 2018 (“2018 Annual Report”).
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revenues generated from the distribution of pharmaceutical and medical products represent the majority of our revenues. We order product from the manufacturer, receive and carry the product at our central distribution facilities and deliver the product directly to our customers’ warehouses, hospitals or retail pharmacies. The distribution business principally generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon our delivery to the customer or upon customer pick-up. We also earn revenues from a variety of other sources including our retail, services and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are provided to the customer. Revenues derived from distribution and retail business at the point of sale, and revenues derived from services represent approximately 98% and 2% of total revenues for the second quarter of 2019 and first six months of 2019.

Revenues are recorded gross when we are the principal in the transaction, have the ability to direct the use of the goods or services prior to transfer to a customer, are responsible for fulfilling the promise to our customer, have latitude in establishing prices, and control the relationship with the customer. We record our revenues net of sales taxes. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, other discounts and rebates. Sales returns are accrued based on estimates using historical data. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of September 30, 2018. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in selling, distribution and administrative expenses. We record deferred revenues when payments are received or due in advance of our performance. Deferred revenues are primarily from our services arrangements and are recognized as revenues over the periods when services are performed.

Upon adoption, we had no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheets.

We elected the practical expedient and generally expense costs to obtain a contract when incurred because the amortization period would have been one year or less. Additionally, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

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
Compensation - Retirement Benefits: In the first quarter of 2019, we retrospectively adopted amended guidance which requires us to report the service cost component of defined benefit pension plans and other postretirement plans in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit costs are required to be presented in the statements of operations separately from the service cost component outside of operating income. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements. This amended guidance only resulted in a change in presentation of other components of net benefit costs on our condensed consolidated statement of operations (a reclassification from operating income to other income, net).
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
Restricted Cash: In the first quarter of 2019, we retrospectively adopted amended guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows. Our restricted cash balances at September 30, 2018 and March 31, 2018 were not material. The adoption of this amended guidance had no effect on our consolidated statements of operations, comprehensive income or our consolidated balance sheets. This amended guidance resulted in a change in presentation of restricted cash on our condensed consolidated statement of cash flows.
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
Financial Instruments: In the first quarter of 2019, we adopted amended guidance that requires investments in equity securities, excluding equity method investments or investees that are consolidated, to be measured at fair value with changes in fair value recognized in net income and enhanced disclosures about those investments. The amended guidance also simplifies the impairment assessments of equity investments without readily determinable fair value. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Disclosure Update and Simplification: In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. The amended guidance is effective for us commencing in the first quarter of 2020. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
Intangibles - Goodwill and Other - Internal-Use Software: In August 2018, amended guidance was issued for a customer’s accounting for implementation and other upfront costs incurred in a cloud computing arrangement that is a service contract. The amended guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs for a cloud computing arrangement that has a software license. The amended guidance is effective for us either on a retrospective or prospective basis commencing in the first quarter of 2021. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Compensation - Retirement Benefits - Defined Benefit Plans: In August 2018, amended guidance was issued for defined benefit pension or other postretirement plans. The amended guidance requires us to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period. The amended guidance also requires us to remove disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs over the next fiscal year. The amended guidance is effective for us on a retrospective basis commencing in the fiscal year ended March 31, 2021. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
Fair Value Measurement: In August 2018, amended guidance was issued to remove, modify and add disclosure requirements on the fair value measurements. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for us commencing in the first quarter of 2021. Certain requirements will be applied prospectively while other changes will be applied retrospectively upon the effective date. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
Accumulated Other Comprehensive Income: In February 2018, amended guidance was issued to address a narrow-scope financial reporting issue that arose as a consequence of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather in net income, such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate. These differences are referred to as stranded tax effects. The amended guidance allows for a reclassification of only those amounts related to the 2017 Tax Act to retained earnings thereby eliminating the stranded tax effects. The amended guidance also requires certain disclosures about stranded tax effects. The amended guidance is effective for us commencing in the first quarter of 2020 on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Leases: In February 2016, amended guidance was issued for lease arrangements. The amended guidance requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for all leases with terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. The amended guidance is effective for us commencing in the first quarter of 2020. Early adoption is permitted. We plan to adopt the amended guidance on the effective date and expect to elect the practical expedient which will allow us to record the adoption impact as a cumulative-effect adjustment to the beginning retained earnings in the period of adoption. We expect the adoption of the amended guidance will materially affect our consolidated balance sheet and that the primary impact will be recognition of minimum commitments at present value of our noncancelable operating leases as lease liabilities and corresponding right-of-use assets. We are continuing to evaluate the impact that the amended lease guidance will have on our consolidated financial statements, systems, processes and internal controls.
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
Gain from Healthcare Technology Net Asset Exchange

We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3,947 million (after-tax gain of $3,018 million) in operating expenses. Additionally, in the first quarter of 2018, we recorded a pre-tax gain of $37 million (after-tax gain of $22 million) in operating expenses in the accompanying condensed consolidated statement of operations upon the finalization of net working capital and other adjustments. During the second quarter of 2018, we received $126 million in cash from Change Healthcare representing the final settlement of the net working capital and other adjustments.

Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting with a one-month reporting lag. We recorded our proportionate share of loss from Change Healthcare of $56 million and $112 million for the second quarter and first six months of 2019, and $61 million and $181 million for the second quarter and first six months of 2018. Our proportionate share of income or loss from this equity method investment includes transaction and integration expenses incurred by the joint venture and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible amortization and removal of profit associated with the recognition of deferred revenue. These amounts were recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations.
At September 30, 2018 and March 31, 2018, our carrying value of this equity method investment was $3,609 million and $3,728 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,269 million and $4,472 million, primarily reflecting equity method intangible assets, goodwill and other fair value adjustments.
Related Party Transactions
In connection with the transaction, McKesson, Change Healthcare and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”) and certain other commercial agreements. Fees incurred or earned from Advisory Agreement were not material for the second quarters and first six months of 2019 and 2018. Fees incurred or earned from TSA were $26 million and $36 million for the second quarter and first six months of 2019 and $10 million and $47 million for the second quarter and first six months of 2018. Transition service fees are included within operating expenses in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revenues recognized and expenses incurred under commercial arrangements with Change Healthcare were not material during the second quarters and first six months of 2019 and 2018. At September 30, 2018 and March 31, 2018, receivables due from the joint venture were not material.

Tax Receivable Agreement

In connection with the transaction, we also entered into a tax receivable agreement (“TRA”) with the shareholders of Change. At March 31, 2018, we had a $90 million noncurrent liability payable to the shareholders of Change. During the second quarter of 2019, we renegotiated the terms of the TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability.  In exchange for the shareholders of Change agreeing to extinguish the liability, we agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from Change Healthcare that would otherwise have been required to be made to the shareholders of Change.  As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses in the accompanying condensed consolidated statement of operations.  We had no outstanding payable balance to the shareholders of Change at September 30, 2018.
3.    Goodwill Impairment Charges
We recorded non-cash pre-tax goodwill impairment charges of $570 million during the first quarter of 2019 within our European Pharmaceutical Solutions segment, and $350 million during the second quarter of 2018 within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment. The charges were recorded under the caption, “Goodwill Impairment Charges” in the accompanying condensed consolidated statement of operations.
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
2019 First Quarter
Commencing in the first quarter of 2019, a new segment reporting structure was implemented which resulted in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions, as previously disclosed in our 2018 Annual Report. Prior to implementing the new segment reporting structure, our European operations were considered a single reporting unit. Following the change in reportable segments, our European Pharmaceutical Solutions segment was split into two distinct reporting units - retail pharmacy operations (“Consumer Solutions”) and wholesale operations (“Pharmacy Solutions”) for purposes of goodwill impairment testing. As a result, we were required to perform a goodwill impairment test for these two new reporting units upon the change in reportable segment. We recorded a non-cash goodwill impairment charge (pre-tax and after-tax) of $238 million primarily because the estimated fair value of the Pharmacy Solutions reporting unit was determined to be lower than its reassigned carrying value.
During the first quarter of 2019, our Consumer Solutions and Pharmacy Solutions reporting units had a decline in the estimated future cash flows primarily triggered by additional United Kingdom (“U.K.”) government reimbursement reductions which were announced on June 29, 2018. Accordingly, we performed an interim goodwill impairment test for these reporting units. As a result, the estimated fair value of these reporting units was determined to be lower than the carrying value and we recorded non-cash goodwill impairment charges (pre-tax and after-tax) of $332 million primarily for our Consumer Solutions reporting unit within the European Pharmaceutical Solutions segment.
The discount rate and terminal growth rate used for the Consumer Solutions reporting unit in the first quarter 2019 impairment test were 8.5% and 1.25%. The discount rate and terminal growth rate used for the Pharmacy Solutions reporting unit in the first quarter 2019 impairment test were 8.0% and 1.25%.

At September 30, 2018, our Consumer Solutions and Pharmacy Solutions reporting units’ remaining goodwill balances were $466 million and $744 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other risks, expenses and future developments, such as additional government reimbursement reductions, that we were unable to anticipate as of the testing date may require us to further revise the future projected cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges in future reporting periods.
2018 Second Quarter
During the second quarter of 2018, our McKesson Europe reporting unit within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment, had a decline in its estimated future cash flows primarily triggered by government reimbursement reductions in their retail business in the U.K. Accordingly, we performed an interim one-step goodwill impairment test in accordance with the amended goodwill guidance for this reporting unit prior to our annual impairment test.

As a result of the test, the estimated fair value of this reporting unit was determined to be lower than the carrying value and we recorded a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of this reporting unit’s goodwill. There were no tax benefits associated with the goodwill impairment charge.

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
 Refer to Financial Note 14, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.
4.    Business Combinations
2019 Acquisitions
Medical Specialties Distributors LLC (“MSD”)
On June 1, 2018, we completed our acquisition of MSD for the net purchase consideration of $784 million, which was funded from cash on hand. MSD is a leading national distributor of infusion and medical-surgical supplies as well as a provider of biomedical services to alternate site and home health providers. The financial results of MSD have been included in our condensed consolidated statements of operations within our Medical-Surgical Solutions segment since the acquisition date.
The adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $244 million and $161 million. Approximately $375 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The adjusted preliminary purchase price allocation includes acquired identifiable intangibles of $326 million primarily representing customer relationships with a weighted average life of 18 years. These amounts are provisional within the measurement period and subject to change as our fair value assessments are finalized.
The following table summarizes the preliminary recording of the fair value of the assets acquired and liabilities assumed for this acquisition as of the acquisition date.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

(In millions)	Amounts Recognized as of Acquisition Date (Provisional As Adjusted)
Receivables	$120
Other current assets, net of cash and cash equivalents acquired	73
Goodwill	375
Intangible assets	326
Other long-term assets	51
Current liabilities	(72)
Other long-term liabilities	(89)
Net assets acquired, net of cash and cash equivalents	$784
Other
During the first six months of 2019, we also completed other smaller acquisitions in our European Pharmaceutical Solutions segment and Other. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.
2018 Acquisitions
 RxCrossroads
On January 2, 2018, we completed our acquisition of RxCrossroads for the net purchase consideration of $720 million, which was funded from cash on hand. The financial results of RxCrossroads have been included in the condensed consolidated statements of operations within our U.S. Pharmaceutical and Specialty Solutions segment since the acquisition date.
The adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $128 million and $56 million. Approximately $386 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The adjusted preliminary purchase price allocation includes acquired identifiable intangibles of $262 million primarily representing customer relationships and trade names with a weighted average life of 14 years. Amounts of assets and liabilities recognized as of the acquisition date are provisional and subject to change within the measurement period as our fair value assessments are finalized.
CoverMyMeds LLC (“CMM”)
On April 3, 2017, we completed our acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The fair value of assets acquired and liabilities as of the acquisition date were finalized upon completion of the measurement period in April 2018. The financial results of CMM have been included in our condensed consolidated statements of operations within Other since the acquisition date.
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, we recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our condensed consolidated balance sheets. The contingent consideration was estimated using a Monte Carlo simulation, which utilized Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability is re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded in our condensed consolidated statements of operations. The initial fair value of this contingent consideration was a non-cash investing activity. In May 2018, we made a cash payment of $68 million representing the contingent consideration for 2018. As of September 30, 2018 and March 31, 2018, the contingent consideration liability was $64 million and $124 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other
In the second quarter of 2018, we completed our acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for net cash consideration of $485 million, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed of intraFUSION, BDI and Uniprix as of the acquisition date were finalized upon completion of the measurement period. As of September 30, 2018, the final amounts of fair value recognized for the assets acquired and liabilities assumed for these acquisitions as of the acquisition date, excluding goodwill and intangibles, were $292 million and $160 million. Approximately $246 million of the final purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $118 million primarily representing customer relationships. The financial results of intraFUSION and BDI have been included within our U.S. Pharmaceutical and Specialty Solutions segment since the acquisition dates. The financial results of Uniprix have been included within Other since the acquisition date.
2017 Acquisitions
Rexall Health
In the third quarter of 2017, we completed our acquisition of Rexall Health which operated approximately 413 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. The measurement period to finalize the accounting for this acquisition ended in the third quarter of 2018. During the first six months of 2018, we completed the sales of all 27 stores and received net cash proceeds of $116 million Canadian dollars (or, approximately $94 million) from a third-party buyer. We also received $147 million Canadian dollars (or, approximately $119 million) in cash from the third-party seller of Rexall Health as the settlement of the post-closing purchase price adjustment related to these store divestitures. No gain or loss was recognized from the sales of these stores. On May 23, 2018, as the result of resolving certain indemnity and other claims related to this acquisition, $125 million Canadian dollars (or, approximately $97 million) was released to us from an escrow account. The receipt of this cash was recorded as a settlement gain within operating expenses in our condensed consolidated statement of operations in the first quarter of 2019.
Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

5.	Restructuring and Asset Impairment Charges
We recorded pre-tax restructuring and asset impairment charges of $82 million ($67 million after-tax) and $178 million ($152 million after-tax) during the second quarter and first six months of 2019, and $236 million ($197 million after-tax) during the second quarter and first six months of 2018. These charges are included under the caption, “Restructuring and Asset Impairment Charges” in the accompanying condensed statements of operations.
Fiscal 2019 Strategic Growth Initiative
On April 25, 2018, the Company announced a multi-year strategic growth initiative. As part of the preliminary phase of this initiative, we committed to a restructuring plan to optimize our operating model and cost structure which will be substantially implemented by the end of 2019. As a result, we recorded pre-tax charges of $53 million ($45 million after-tax) and $111 million ($100 million after-tax) during the second quarter and first six months of 2019. The amounts primarily represent exit-related costs, asset impairment charges and employee severance. We expect to record total after-tax charges of approximately $150 million to $210 million during 2019. Estimated remaining restructuring charges primarily consist of exit-related costs. The reserve balance of $58 million is recorded in other accrued liabilities in our condensed consolidated balance sheet as of September 30, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Restructuring charges for the preliminary phase of our strategic growth initiative consisted of the following for the second quarter of 2019:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Total
Severance and employee-related costs, net	$—	$—	$6	$6
Exit-related costs (1)	5	5	35	45
Asset impairments and accelerated depreciation	—	1	1	2
Total	$5	$6	$42	$53
(1)    Exit-related costs primarily include lease exit costs associated with closures of retail pharmacy stores within our Canadian business.

Restructuring charges for the preliminary phase of our strategic growth initiative consisted of the following for the first six months of 2019:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Total
Severance and employee-related costs, net	$3	$10	$7	$20
Exit-related costs (1)	6	7	56	69
Asset impairments and accelerated depreciation	4	1	17	22
Total	$13	$18	$80	$111
(1)    Exit-related costs primarily include lease exit costs associated with closures of retail pharmacy stores within our Canadian business.
The following table summarizes the activity related to the restructuring liabilities associated with the the preliminary phase of the strategic growth initiative for the first six months of 2019:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2018	$—	$—	$—	$—
Net restructuring charges recognized	13	18	80	111
Non-cash charges	(4)	(1)	(17)	(22)
Cash payments	(6)	(7)	(18)	(31)
Balance, September 30, 2018	$3	$10	$45	$58
Additionally, as part of this multi-year initiative, we continue to perform a review of our operating model and cost structure and commit to achieve operational efficiency through centralization of certain functions and expanded outsourcing. During the second quarter and first six months of 2019, we recorded a pre-tax charge of $22 million ($16 million after-tax) and $33 million ($24 million after-tax) representing employee severance and other restructuring-related costs in corporate expenses.
Other
During the first quarter of 2019, we performed an interim impairment test of long-lived assets primarily for our U.K. retail business due to the previously discussed decline in the estimated future cash flows driven by additional U.K. government reimbursement reductions announced on June 29, 2018. As a result, we recognized a non-cash pre-tax charge of $20 million ($16 million after-tax) to impair the carrying value of certain intangible assets (primarily pharmacy licenses). We utilized a market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Fiscal 2018 McKesson Europe Plan
On September 29, 2017, we committed to a restructuring plan which primarily consists of the closures of under-performing retail stores in the U.K. and a reduction in workforce. The plan is expected to be substantially implemented in 2019. As part of this plan, we recorded pre-tax restructuring charges of $4 million ($3 million after-tax) and $11 million ($9 million after-tax) in operating expenses in the second quarter and first six months of 2019 within the European Pharmaceutical Solutions segment primarily representing employee severance and lease exit costs. We recorded a pre-tax charge of $47 million ($40 million after-tax) primarily representing severance during the second quarter and first six months of 2018. We made cash payments of $3 million and $16 million, primarily related to employee severance in the second quarter and first six months of 2019. The reserve balances as of September 30, 2018 and March 31, 2018 were $31 million and $42 million, and are recorded in other accrued liabilities in our condensed consolidated balance sheets. We expect to record total pre-tax restructuring charges of approximately $90 million to $130 million for our European Pharmaceutical Solutions segment, of which $85 million of pre-tax charges were recorded to date. Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.
 Fiscal 2016 Cost Alignment Plan
On March 14, 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives.
There were no material restructuring charges recorded during the second quarters and first six months of 2019 and 2018. We made cash payments of $5 million and $11 million during the second quarter and first six months of 2019, and $9 million and $23 million during the second quarter and first six months of 2018, primarily related to severance. The reserve balances as of September 30, 2018 and March 31, 2018 were $27 million and $39 million, recorded in other accrued liabilities, and $27 million and $30 million recorded in other noncurrent liabilities in our condensed consolidated balance sheets. The remaining programs under the Cost Alignment Plan primarily consist of exit-related activities for our European Pharmaceutical Solutions segment.

6.	Divestitures
Fiscal 2018

Enterprise Information Solutions

On August 1, 2017, we entered into an agreement with a third party to sell our EIS business for $185 million, subject to adjustments for net debt and working capital. As of September 30, 2017, the assets and liabilities of this business met the criteria to be classified as held for sale. Accordingly, $243 million of assets, including a goodwill balance of $124 million and $190 million of liabilities, related to the EIS business were recorded as held for sale and included in prepaid expenses and other and other accrued liabilities in the condensed consolidated balance sheet as of September 30, 2017.

On October 2, 2017, the transaction closed upon satisfaction of all closing conditions including the termination of the waiting period under U.S. antitrust laws. We recognized a pre-tax gain of $109 million ($30 million after-tax) upon the disposition of this business in the third quarter of 2018 within operating expenses in Other.

Equity Investment

On July 18, 2017, we completed the sale of an equity method investment from our U.S. Pharmaceutical and Specialty Solutions segment to a third party for total cash proceeds of $42 million and recorded a pre-tax gain of $43 million ($26 million after-tax) within other income, net in our condensed consolidated statement of operations in the second quarter of 2018.

These divestitures did not meet the criteria to qualify as discontinued operations. Pre- and after-tax income from continuing operations of these businesses were not material for the second quarter and first six months of 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

7.	Income Taxes
During the second quarters of 2019 and 2018, income tax expense related to continuing operations was $35 million and $122 million. During the first six months of 2019 and 2018, income tax expense related to continuing operations was $122 million and $217 million. Fluctuations in our reported income tax rates are primarily due to the impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized in the quarters.
During the first six months of 2019, no tax benefit was recognized for the 2019 first quarter pre-tax charge of $570 million to impair the carrying value of goodwill for our European Pharmaceutical Solutions segment. During the first six months of 2018, no tax benefit was recognized for the 2018 second quarter pre-tax charge of $350 million to impair the carrying value of goodwill for our McKesson Europe reporting unit within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment given that these charges were not tax deductible. Refer to Financial Note 3, “Goodwill Impairment Charges,” to the accompanying condensed financial statements appearing in this Quarterly Report on Form 10‑Q.
During the second quarter of 2019, we sold software between wholly-owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. An entity based in the U.S. was the acquirer of the software and is entitled to amortize the purchase price of the assets for tax purposes. In the second quarter of 2019, in accordance with the recently adopted amended accounting guidance on income taxes, a discrete tax benefit of $42 million was recognized with a corresponding increase to a deferred tax asset for the future tax amortization.
On December 22, 2017, the U.S. government enacted comprehensive new tax legislation (the “2017 Tax Act”). The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of September 30, 2018, in accordance with this guidance, we recognized a provisional tax benefit of $1,324 million due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate and a provisional tax expense of $442 million for the one-time tax imposed on certain accumulated earnings and profits of our foreign subsidiaries. During the second quarter of 2019, we recognized a discrete tax benefit of $15 million for a reduction in the provisional amount for the one-time tax imposed on certain accumulated earnings and profits. Our accounting for the impact of the 2017 Tax Act is incomplete because we have not yet obtained, prepared, or analyzed all the information needed to finalize the accounting requirement. We will continue to assess the income tax effects of the 2017 Tax Act during the measurement period and record any necessary adjustments in the period such adjustments are identified.
The 2017 Tax Act made broad and complex changes to the U.S. tax code that affect our fiscal year 2019 in multiple ways, including but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; creating the base erosion anti-abuse tax; creating a new provision designed to tax global intangible low-tax income; and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. We have estimated the impact of these changes in our income tax provision for the second quarter and first six months of 2019.
As of September 30, 2018, we had $991 million of unrecognized tax benefits, of which $828 million would reduce income tax expense and the effective tax rate, if recognized. During the second quarter of 2019, we recognized a $171 million decrease in our unrecognized tax benefits with a corresponding increase in taxes payable due to the issuance of new proposed tax regulations. During the second quarter of 2019, we also recognized a discrete tax benefit of $23 million for a reduction in our provisional amount of unrecognized tax benefits relating to the application of certain provisions of the 2017 Tax Act. During the next twelve months, we do not anticipate a significant increase or decrease to our unrecognized tax benefits based on the information currently available. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year and as we complete our accounting related to the impact of the 2017 Tax Act.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million and $23 million during the second quarter and first six months of 2019, and $11 million and $20 million during the second quarter and first six months of 2018. All amounts were recorded in our condensed consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the second quarter and first six months of 2019, there were no material exercises of the Put Right. During the first six months of 2018, we paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted each period for exchange rate fluctuations. At September 30, 2018 and March 31, 2018, the carrying value of redeemable noncontrolling interests of $1.42 billion and $1.46 billion exceeded the maximum redemption value of $1.27 billion and $1.35 billion. At September 30, 2018 and March 31, 2018, we owned approximately 77% of McKesson Europe’s outstanding common shares.
Appraisal Proceedings
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amounts will be paid as specified currently in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remain unadjusted. Noncontrolling shareholders of McKesson Europe have appealed this decision. If upon final resolution of the appeal an upwards adjustment is ordered, we would be required to make certain additional payments for any shortfall to all McKesson Europe noncontrolling shareholders who previously received amounts under the Domination Agreement. We are currently evaluating the decision and the appeal filings.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in our consolidated entities, primarily related to ClarusONE and Vantage, which were $208 million and $253 million at September 30, 2018 and March 31, 2018 on our condensed consolidated balance sheets. We allocated a total of $43 million and $89 million of net income to noncontrolling interests during the second quarter and first six months of 2019 and $44 million and $91 million during the second quarter and first six months of 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests and noncontrolling interests for the first six months of 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	89	23
Other comprehensive income	—	(44)
Reclassification of recurring compensation to other accrued liabilities	—	(23)
Payments to noncontrolling interests	(106)	—
Exercises of Put Right	—	—
Other	(28)	—
Balance, September 30, 2018	$208	$1,415

Changes in redeemable noncontrolling interests and noncontrolling interests for the first six months of 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	91	20
Other comprehensive loss	—	149
Reclassification of recurring compensation to other accrued liabilities	—	(20)
Payments of noncontrolling interests	(47)	—
Exercises of Put Right	—	(53)
Other	(3)	—
Balance, September 30, 2017	$219	$1,423

There were no material changes in our ownership interests related to redeemable noncontrolling interests during the first six months of 2019. The effect of changes in our ownership interests related to redeemable noncontrolling interests on our equity of $3 million resulting from exercises of the Put Right was recorded as a net increase to McKesson’s stockholders’ paid-in capital during the first six months of 2018. Net income attributable to McKesson and transfers from redeemable noncontrolling interests were $313 million during the first six months of 2018.

9.	Earnings Per Common Share
Basic earnings or loss per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Income from continuing operations	$552	$56	$471	$419
Net income attributable to noncontrolling interests	(54)	(55)	(112)	(111)
Income from continuing operations attributable to McKesson	498	1	359	308
Income from discontinued operations, net of tax	1	—	2	2
Net income attributable to McKesson	$499	$1	$361	$310

Weighted average common shares outstanding:
Basic	198	209	200	210
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Restricted stock units	1	1	1	1
Diluted	199	210	201	211

Earnings per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.51	$0.01	$1.79	$1.46
Discontinued operations	—	—	0.01	0.01
Total	$2.51	$0.01	$1.80	$1.47
Basic
Continuing operations	$2.52	$0.01	$1.80	$1.47
Discontinued operations	—	—	0.01	0.01
Total	$2.52	$0.01	$1.81	$1.48

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for each of the quarters ended September 30, 2018 and 2017 and for the six months ended September 30, 2018 and 2017, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

10.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2018	$4,110	$1,850	$2,070	$2,894	$10,924
Goodwill acquired	—	37	360	5	402
Goodwill impairment charges	—	(570)	—	—	(570)
Acquisition accounting, transfers and other adjustments	13	1	15	6	35
Foreign currency translation adjustments, net	(40)	(108)	—	(16)	(164)
Balance, September 30, 2018	$4,083	$1,210	$2,445	$2,889	$10,627
As of September 30, 2018, accumulated goodwill impairment losses were $1,776 million and $456 million in our European Pharmaceutical Solutions segment and Other. As of March 31, 2018, accumulated goodwill impairment losses were $1,299 million and $456 million in our European Pharmaceutical segment and Other. Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information on goodwill impairment charges.
Information regarding intangible assets is as follows:

	September 30, 2018				March 31, 2018
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$4,036	$(1,797)	$2,239	$3,619	$(1,550)	$2,069
Service agreements	12	1,027	(406)	621	1,037	(386)	651
Pharmacy licenses	25	777	(357)	420	684	(196)	488
Trademarks and trade names	14	925	(223)	702	932	(187)	745
Technology	4	141	(86)	55	147	(84)	63
Other	5	288	(197)	91	262	(176)	86
Total		$7,194	$(3,066)	$4,128	$6,681	$(2,579)	$4,102
Amortization expense of intangible assets was $121 million and $243 million for the second quarter and six months ended September 30, 2018 and $126 million and $247 million for the second quarter and six months ended September 30, 2017. Estimated annual amortization expense of these assets is as follows: $228 million, $443 million, $420 million, $405 million and $339 million for the remainder of 2019 and each of the succeeding years through 2023 and $2,293 million thereafter. All intangible assets were subject to amortization as of September 30, 2018 and March 31, 2018.

11.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency denominated borrowings. At September 30, 2018 and March 31, 2018, $7,694 million and $7,880 million of total debt were outstanding, of which $1,126 million and $1,129 million were included under the caption “Current portion of long-term debt” within our condensed consolidated balance sheets.
During the first six months of 2018, we repaid a €500 million bond that matured on April 26, 2017.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revolving Credit Facilities

We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At September 30, 2018, we were in compliance with all covenants. There were no borrowings under this facility during the second quarters and first six months of 2019 and 2018, and no borrowings outstanding as of September 30, 2018 and March 31, 2018.
We also maintain bilateral credit lines primarily denominated in Euros with a committed balance of $9 million and an uncommitted balance of $200 million as of September 30, 2018. Borrowings and repayments were not material during the first six months of 2019 and 2018 and amounts outstanding under these credit lines were not material as of September 30, 2018 and March 31, 2018.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. During the first six months of 2019 and 2018, we borrowed $19.7 billion and $8.5 billion and repaid $18.3 billion and $8.3 billion under the program. At September 30, 2018, there were $1.4 billion of commercial paper notes outstanding with a weighted average interest rate of 2.38%. At March 31, 2018, there were no commercial paper notes outstanding.

12.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $9 million and $14 million for the second quarter and first six months of 2019 and $4 million and $10 million for the second quarter and first six months of 2018.

Cash contributions to these plans were $43 million and $47 million for the second quarter and first six months of 2019 and $38 million and $41 million for the second quarter and first six months of 2018. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

On May 23, 2018, the Company’s Board of Directors approved the termination of our frozen U.S. defined benefit pension plan (“Plan”). The distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by December 31, 2019.
As of September 30, 2018 and March 31, 2018, this Plan had an accumulated comprehensive loss of approximately $117 million and $120 million.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Foreign currency exchange risk
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results which are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential effects on the statements of operations from intercompany loans denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
At September 30, 2018, we had €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet highly effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within accumulated other comprehensive income in the statements of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments. To the extent foreign currency denominated notes designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings.  Gains or losses from net investment hedges recorded in other comprehensive income were gains of $23 million and $184 million during the second quarter and first six months of 2019 and losses of $63 million and $177 million during the second quarter and first six months of 2018. There was no ineffectiveness in our net investment hedges as of September 30, 2018 and March 31, 2018.
Derivatives Designated as Hedges
In March 2018, we entered into cross-currency swap contracts with total gross notional amounts of £432 million British pound sterling, which are designated as net investment hedges. Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of our net investments denominated in British pound sterling against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in accumulated other comprehensive income in the statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments denominated in British pound sterling. Gains or losses from these net investment hedges recorded in other comprehensive income were gains of $5 million and $39 million during the second quarter and first six months of 2019. These cross-currency swaps will mature between February 2022 and February 2024.
At September 30, 2018 and March 31, 2018, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $162 million, which were designated as cash flow hedges. These contracts will mature between March 2019 and March 2020.
From time to time, we enter into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. These cross-currency swaps are designed to reduce the effects on the statements of operations arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges.
At September 30, 2018 and March 31, 2018, we had cross-currency swaps with total gross notional amounts of approximately $3,279 million, which are designated as cash flow hedges. These swaps will mature between March 2019 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges and are highly effective, the changes in the fair value of the hedges is recorded in accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Losses from cash flow hedges were not material in the second quarters and first six months of 2019 and 2018. Gains or losses reclassified from accumulated other comprehensive income and recorded in operating expenses in the condensed consolidated statements of operations were not material in the second quarters and first six months of 2019 and 2018. There was no ineffectiveness in our cash flow hedges for the second quarters and first six months of 2019 and 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with changes in values included in earnings.
We have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At September 30, 2018 and March 31, 2018, the total gross notional amounts of these contracts were $40 million and $29 million.
These contracts will mature through December 2018 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings and were not material for the second quarters and first six months of 2019 and 2018. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	September 30, 2018			March 31, 2018
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$15	$—	$81	$15	$—	$81
Foreign exchange contracts (noncurrent)	Other Noncurrent Assets	15	—	81	14	—	81
Cross currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	31	12	371	—	7	504
Cross currency swaps (noncurrent)	Other Noncurrent Assets/Liabilities	44	115	3,508	—	222	3,508
Total		$105	$127		$29	$229
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$25	$—	$—	$13
Foreign exchange contracts (current)	Other accrued liabilities	—	—	15	—	—	16
Total		$—	$—		$—	$—
Refer to Financial Note 14, "Fair Value Measurements," for more information on these recurring fair value measurements.

14.	Fair Value Measurements
At September 30, 2018 and March 31, 2018, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were both $7.7 billion at September 30, 2018, and $7.9 billion and $8.1 billion at March 31, 2018. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2018 and March 31, 2018 included investments in money market funds of $527 million and $799 million, which are reported at fair value. The fair value of money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency contracts were determined using observable inputs from available market information. Fair values of our cross-currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 13, “Hedging Activities,” for fair value and other information on our foreign currency derivatives including forward foreign currency contracts and cross-currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the second quarters and first six months of 2019 and 2018.
Assets Measured at Fair Value on a Nonrecurring Basis
At September 30, 2018, there were no material assets measured at fair value on a nonrecurring basis.
At March 31, 2018, assets measured at fair value on a nonrecurring basis consisted of goodwill, intangible and other long-lived assets for our McKesson Europe and Rexall Health reporting units within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment.
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
 Liabilities Measured at Fair Value on a Nonrecurring Basis
At September 30, 2018 and March 31, 2018, we remeasured the contingent consideration liability related to our April 2018 acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 4, “Business Combinations” for more information on the fair value of the contingent consideration liability.

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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2018 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are set out below. We are party to the legal proceedings described below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
As previously disclosed, the Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. The plaintiffs in these actions include state attorneys general, county and city municipalities, hospitals, Indian tribes, pension funds, third-party payors and individuals. The Company has been served with more than 1,000 complaints filed in state and federal courts throughout the United States and in Puerto Rico. In September 2018, the Company and its subsidiary McKesson Canada Corporation were served with a purported class action by the Province of British Columbia, Canada relating to the manufacture and distribution of opioid products. Her Majesty the Queen in Right of the Province of British Columbia v. Apotex, Inc., et al.¸ Supreme Court of British Columbia, Case No. S189395. The notice of civil claim against the 15 manufacturer defendants and the 11 distributor defendants contains allegations of breach of the Competition Act, fraudulent misrepresentation and deceit, negligence, unjust enrichment and waiver of tort, and fraudulent concealment, and seeks damages for the expenses incurred by the plaintiff in paying for opioid prescriptions and other healthcare costs related to opioid addiction and abuse in British Columbia. Since December 5, 2017, nearly all the cases pending in federal district courts have been transferred to a multi-district litigation proceeding in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. On August 13, 2018, the court entered a new case management order setting forth new deadlines and moving the trial date to September 3, 2019 for the three Ohio bellwether cases, The County of Summit, Ohio v. Purdue Pharma L.P., et al., Case No. 18-OP-45090 (N.D. Ohio); The County of Cuyahoga v. Purdue Pharma L.P., et al., Case No. 17-OP45004 (N.D. Ohio); and City of Cleveland v. AmerisourceBergen Drug Corp., et al., Case No. 18-OP-4532 (N.D. Ohio.) On October 5, 2018, the magistrate judge assigned to these matters issued a report and recommendation to the district court judge on the motions to dismiss filed by the defendants in these three cases. The magistrate judge recommended granting dismissal of two claims, the common law absolute public nuisance claim and the City of Akron’s public nuisance claim. The report otherwise recommended denying all the defendants’ motions to dismiss. The defendants’ objections to the magistrate judge’s report to the district court are due on November 2, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As previously disclosed, the two shareholder derivative complaints filed in the United States District Court for the Northern District of California were consolidated under the caption In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850. On September 17, 2018, a Special Litigation Committee established by the Board of Directors of the Company moved to stay the litigation while the Special Litigation Committee conducts an independent investigation concerning the plaintiffs’ allegations.
As previously disclosed, on June 15, 2018, an amended complaint was filed in the United States District Court for the Southern District of Illinois alleging that McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of safety and conventional syringes and safety IV catheters. Marion Diagnostic Center, LLC v. Becton, Dickinson, and Co., No. 18:1059. On July 20, 2018, the defendants filed a motion to dismiss and a hearing was held on October 17, 2018. On September 25, 2018, the same plaintiff filed a complaint in the Eastern District of Pennsylvania alleging that the Company and McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of generic drugs. Marion Diagnostic Center, LLC v. McKesson Corporation, et al., No. 2:18-cv-4137.
As previously disclosed, on April 16, 2013, the Company’s wholly-owned subsidiary, U.S. Oncology, Inc. (“USON”) was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, United States ex rel. Piacentile v. Amgen, Inc., et al., CV 04-3983. Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On April 4, 2014, USON filed a motion to dismiss the claims against it. On September 17, 2018, the court granted USON’s motion to dismiss, and subsequently gave the relator until November 16, 2018 to amend the complaint.
As previously disclosed, on June 17, 2014, the Company’s subsidiary, U.S. Oncology Specialty, LP (“USOS”) was served with a fifth amended qui tam complaint filed in the United States District Court for the Eastern District of New York alleging that USOS solicited and received illegal “kickback” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, United States ex rel. Hanks v. Amgen, Inc., et al., CV 08-03096. Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On August 1, 2014, USOS filed a motion to dismiss the claims against it. On September 17, 2018, the court granted USOS’s motion to dismiss and gave the relator leave to file another action after the Piacentile action is no longer pending.
As previously disclosed, on March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (doing business as RxCrossroads) was served with a qui tam complaint filed in the United States District Court for the Southern District of Illinois alleging that UCB, Inc. provided illegal “kickbacks’ to providers, including services provided through Rxc Acquisition Company, in violation of the Anti-kickback statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZHNCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. On April 26, 2018, the defendants filed a motion to transfer the suit to the United States District Court for the District of New Jersey.
As previously disclosed, on April 3, 2018, a second amended qui tam complaint was filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities against the Company, McKesson Specialty Care Distribution, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., U.S. Oncology, Inc. and U.S. Oncology Specialty, L.P., alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes. United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al., 12-cv-06440. The United States and the states have declined to intervene in the case. On October 15, 2018, the defendants filed a motion to dismiss the complaint.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As previously disclosed, on December 29, 2017, two investment funds holding shares in Celesio AG filed a complaint against the Company’s wholly-owned subsidiary McKesson Europe Holdings in a German court in Stuttgart, Germany, Polygon European Equity Opportunity Master Fund et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 18 O 455/17 (the “Polygon” matter). The complaint alleges that the public tender offer document published by McKesson Europe in its acquisition of Celesio AG incorrectly states that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under the German Takeover Offer Ordinance. On December 30, 2017, four additional funds filed a substantially identical claim, Davidson Kempner International (BVI) Ltd., et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 16 O 475/17 (the “Davidson” matter.) On May 11, 2018, the court in the Polygon matter dismissed the claims against McKesson Europe. Plaintiffs appealed and McKesson Europe filed responsive appellate briefing on September 20, 2018 and a hearing is scheduled for November 21, 2018. McKesson Europe filed its statement of defense in the Davidson matter on April 21, 2018 and the hearing is scheduled to take place on January 31, 2019.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely matter. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry. As previously disclosed, in May 2017, the Company was served with a Civil Investigative Demand by the U.S. Attorney’s Office for the Eastern District of New York related to the certification it obtained for a software product under the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. In August 2018, the Company received another Civil Investigative Demand from the same U.S. Attorney’s Office related to the certification it obtained for a different software product under the same government incentive program.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
During the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92. During the second quarter of 2019, we repurchased 4.6 million of the Company’s shares for $580 million through open market transactions at an average price per share of $127.39. The total authorization outstanding for repurchases of the Company’s common stock was $4.2 billion at September 30, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

 Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2018	2017	2018	2017
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax benefit of nil, nil, nil and nil (2) (3)	$5	$303	$(268)	$685
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	5	303	(268)	685

Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of ($7), $25, ($58) and $69 (4)	21	(38)	165	(108)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	21	(38)	165	(108)
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	2	(3)	2	11
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	2	(3)	2	11
Changes in retirement-related benefit plans (5)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, nil, nil and nil	—	—	—	—
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $2, nil, $2 and nil (6)	3	1	4	2
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	1	(4)	8	(10)
	4	(3)	12	(8)

Other comprehensive income (loss), net of tax	$32	$259	$(89)	$580

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiary, McKesson Europe, into the Company’s reporting currency, U.S. dollars, during the second quarters and first six months of 2019 and 2018.

(2)
During the first six months of 2019, the net foreign currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2018 to September 30, 2018. During the second quarter and first six months of 2018, the net foreign currency translation gains were primarily due to the strengthening of the Euro, Canadian dollar and British pound sterling against the U.S. dollar from April 1, 2017 to September 30, 2017.

(3)
The second quarter and first six months of 2019 include net foreign currency translation losses of $7 million and $46 million and the second quarter and first six months of 2018 include net foreign currency translation gains of $33 million and $148 million attributable to redeemable noncontrolling interests.

(4)
The second quarter and first six months of 2019 include foreign currency gains of $23 million and $184 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gains of $5 million and $39 million on the net investment hedges from the cross-currency swaps. The second quarter and first six months of 2018 include foreign currency losses of $63 million and $177 million on the net investment hedges from the €1.20 billion Euro-denominated notes and £450 million British pound sterling-denominated notes.

(5)
The second quarter and first six months of 2019 include net actuarial gains of nil and $2 million and the second quarter and first six months of 2018 include net actuarial losses of nil and $1 million, which are attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the second quarter and six months of 2019 is as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(1,492)	$(44)	$(61)	$(204)	(1,801)

Other comprehensive income before reclassifications	5	21	2	1	29
Amounts reclassified to earnings and other	—	—	—	3	3
Other comprehensive income	5	21	2	4	32
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(7)	—	—	—	(7)
Other comprehensive income attributable to McKesson	12	21	2	4	39
Balance at September 30, 2018	$(1,480)	$(23)	$(59)	$(200)	$(1,762)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)

Other comprehensive income (loss) before reclassifications	(268)	165	2	8	(93)
Amounts reclassified to earnings	—	—	—	4	4
Other comprehensive income (loss)	(268)	165	2	12	(89)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(46)	—	—	2	(44)
Other comprehensive income (loss) attributable to McKesson	(222)	165	2	10	(45)
Balance at September 30, 2018	$(1,480)	$(23)	$(59)	$(200)	$(1,762)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

17.	Related Party Balances and Transactions
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

18.	Segments of Business
Commencing in the first quarter of 2019, a new segment reporting structure was implemented, and we report our financial results in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other also on a retrospective basis. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including operating profit before interest expense, income taxes and results from operations. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2018	2017	2018	2017
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$41,610	$40,603	$82,587	$80,885
European Pharmaceutical Solutions (1)	6,639	6,773	13,574	13,155
Medical-Surgical Solutions (1)	1,948	1,660	3,651	3,193
Other	2,878	3,025	5,870	5,879
Total Revenues	$53,075	$52,061	$105,682	$103,112

Operating profit
U.S. Pharmaceutical and Specialty Solutions (2)	$610	$710	$1,153	$1,185
European Pharmaceutical Solutions (3)	10	(547)	(550)	(512)
Medical-Surgical Solutions	105	118	198	226
Other (4) (5)	95	74	209	91
Total	820	355	1,010	990
Corporate Expenses, Net (6)	(167)	(108)	(290)	(217)
Interest Expense	(66)	(69)	(127)	(137)
Income from Continuing Operations Before Income Taxes	$587	$178	$593	$636

Revenues, net by geographic area
United States	$43,774	$42,558	$86,664	$84,669
Foreign	9,301	9,503	$19,018	$18,443
Total Revenues	$53,075	$52,061	$105,682	$103,112

(1)
Revenues derived from services represent less than 1% of our U.S. Pharmaceutical and Specialty Solutions segment’s total revenues, less than 10% of our European Pharmaceutical Solutions segment’s total revenues and less than 1% of our Medical-Surgical Solutions segment’s total revenues.

(2)
Our U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for the second quarter and first six months of 2019 includes $22 million and $43 million, and for the second quarter and first six months of 2018 includes $29 million and $3 million pre-tax credits related to our last-in, first-out (“LIFO”) method of accounting for inventories. The LIFO inventory credit in the first six months of 2019 was higher primarily due to lower full year expectations for net price increases compared to the same period a year ago. Operating profit for the first six months of 2019 also includes $35 million of cash receipts for our share of antitrust legal settlements.

(3)
European Pharmaceutical Solutions segment’s operating profit for the first six months of 2019 includes non-cash goodwill impairment charges (pre-tax and after-tax) of $570 million. European Pharmaceutical Solutions segment’s operating profit for the second quarter and first six months of 2018 includes pre-tax charges of $236 million ($197 million after-tax) primarily related to the impairment of certain long-lived assets and employee severance for our U.K. retail businesses. The second quarter and first six months of 2018 include a non-cash goodwill impairment charge (pre-tax and after-tax) of $350 million within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment.

(4)
The second quarter and first six months of 2019 operating profit for Other include pre-tax restructuring and asset impairment charges of $42 million ($37 million after-tax) and $80 million ($76 million after-tax) primarily associated with the closure of retail pharmacy stores within our Canadian business. The first six months of 2019 includes a pre-tax gain from escrow settlement of $97 million representing certain indemnity and other claims related to our 2017 third quarter acquisition of Rexall Health.

(5)
Operating profit for Other for the second quarter and first six months of 2019 includes a pre-tax credit of $90 million ($66 million after-tax) representing the derecognition of the TRA liability payable to the shareholders of Change. Operating profit for Other also includes our proportionate share of loss from Change Healthcare of $56 million and $112 million for the second quarter and first six months of 2019, and $61 million and $181 million for the second quarter and first six months of 2018. Operating profit for the first six months of 2018 also includes a pre-tax gain of $37 million (after-tax gain of $22 million) upon the finalization of net working capital and other adjustments related to the contribution of the majority of our Core MTS Business to Change Healthcare in the fourth quarter of 2017.

(6)
Corporate expenses, net, for the second quarter and first six months of 2019 include a pre-tax charge of $43 million ($32 million after-tax) and $59 million ($48 million after-tax) representing opioid-related costs, primarily related to litigation expenses and other-related costs.

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
2019 Operating Segments
Commencing in the first quarter of 2019, a new segment reporting structure was implemented, and we report our financial results in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other also on a retrospective basis. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including operating profit before interest expense, income taxes and results from operations. Refer to Financial Note 18, “Segments of Business” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Quarter Ended September 30,				Six Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Revenues	$53,075	$52,061	2%		$105,682	$103,112	2%

Gross Profit	2,804	2,834	(1)		5,583	5,394	4

Gross Profit Margin	5.28	5.44	(16)	bp	5.28	5.23	5	bp

Operating Expenses:
Operating Expenses	(2,033)	(2,009)	1%		(4,063)	(3,936)	3%
Goodwill Impairment Charges	—	(350)	(100)		(570)	(350)	63
Restructuring and Asset Impairment Charges	(82)	(236)	(65)		(178)	(236)	(25)
Total Operating Expenses	(2,115)	(2,595)	(18)%		(4,811)	(4,522)	6%

Operating Expenses as a Percentage of Revenues	3.98	4.98	(100)	bp	4.55	4.39	16	bp

Other Income, Net	20	69	(71)%		60	82	(27)%

Loss from Equity Method Investment in Change Healthcare	(56)	(61)	(8)		(112)	(181)	(38)

Interest Expense	(66)	(69)	(4)		(127)	(137)	(7)

Income from Continuing Operations Before Income Taxes	587	178	230		593	636	(7)
Income Tax Expense	(35)	(122)	(71)		(122)	(217)	(44)
Income from Continuing Operations	552	56	886		471	419	12
Income from Discontinued Operations, Net of Tax	1	—	NM		2	2	-
Net Income	553	56	888		473	421	12
Net Income Attributable to Noncontrolling Interests	(54)	(55)	(2)%		(112)	(111)	1
Net Income Attributable to McKesson Corporation	$499	$1	NM		$361	$310	16%

Diluted Earnings Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.51	$0.01	NM		$1.79	$1.46	23%
Discontinued Operations	—	—	-%		0.01	0.01	-
Total	$2.51	$0.01	NM		$1.80	$1.47	22%

Weighted Average Diluted Common Shares	199	210	(5)%		201	211	(5)%
NM - not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues
Revenues increased in 2019 primarily due to market growth, including expanded business with existing customers and our business acquisitions, partially offset by loss of customers within our U.S. Pharmaceutical and Specialty Solutions segment. Revenues for 2019 were also unfavorably affected by incremental challenges in our businesses in the United Kingdom (“U.K.”) and France within our European Pharmaceutical Solutions segment. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross Profit
Gross profit decreased for the second quarter of 2019 due to loss of customers, partially offset by market growth and our business acquisitions. In addition, gross profit and gross profit margin were unfavorably affected by timing of branded pharmaceutical price increases, the 2018 third quarter sale of our Enterprise Information Solutions (“EIS”) business, lower generics volume and government reimbursement reductions in the U.K., and an increased competitive environment in France.
Gross profit increased for the first half of 2019 due to market growth and our business acquisitions, partially offset by loss of customers. In addition, gross profit and gross profit margin for the first half of 2019 were favorably affected by higher last-in, first-out (“LIFO”) credits and $35 million of net cash proceeds representing our share of antitrust legal settlements, partially offset by the 2018 third quarter sale of our EIS business, lower generics volume and government reimbursement reductions in the U.K., and an increased competitive environment in France.
Gross profit margin for the second quarter and first half of 2019 was also unfavorably impacted by our mix of business.
LIFO inventory credits were $22 million and $29 million in the second quarters of 2019 and 2018 and $43 million and $3 million in the first half of 2019 and 2018. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense or benefit is based on our estimates of annual LIFO expense or benefit which are impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense or benefit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. The higher LIFO inventory credits in the first half of 2019 were primarily due to lower full year expectations for net price increases compared to the same period a year ago.
Operating Expenses
Operating expenses, and operating expenses as a percentage of revenues decreased for the second quarter of 2019 and increased for the first half of 2019 compared to the same periods a year ago. Operating expenses included the following significant items:
2019

•
A pre-tax credit of $90 million ($66 million after-tax) for the second quarter and first half of 2019 related to the derecognition of a payable to the shareholders of Change Healthcare Holdings, Inc. (“Change”), as further described below;

•
Pre-tax restructuring and asset impairment charges of $82 million ($67 million after-tax) for the second quarter of 2019 and $178 million ($152 million after-tax) for the first half of 2019, primarily representing exit-related costs, asset impairment charges and employee severance related to the preliminary phase of our multi-year strategic growth initiative, as further discussed below;

•
Non-cash goodwill impairment charges of $570 million (pre-tax and after-tax) for the first quarter of 2019 related to our two reporting units within the European Pharmaceutical Solutions segment, as further described below;

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

•
Gain from an escrow settlement of $97 million (pre-tax and after-tax) recognized in the first quarter of 2019 representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health;

•	Higher operating expenses due to our business acquisitions for the second quarter and first half of 2019; and

•	Higher opioid-related costs primarily related to litigation expenses and other-related costs for the second quarter and first half of 2019, as further described below.
2018

•
Non-cash goodwill impairment charges of $350 million (pre-tax and after-tax) for the second quarter and first half of 2018 related to our McKesson Europe AG (“McKesson Europe”) reporting unit, within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment, as further described below;

•
Pre-tax restructuring and asset impairment charges of $236 million ($197 million after-tax) for the second quarter and first half of 2018, primarily representing asset impairment charges, exit-related costs and employee severance related to McKesson Europe’s U.K. retail business; and

•
A pre-tax gain of $37 million ($22 million after-tax) for the first half of 2018, which was recognized in the first quarter of 2018 upon the finalization of net working capital and other adjustments related to the fourth quarter 2017 contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the Change Healthcare joint venture.

Tax Receivable Agreement (“TRA”)
At March 31, 2018, we had a $90 million noncurrent liability payable to the shareholders of Change. During the second quarter of 2019, we renegotiated the terms of TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability. In exchange for the shareholders of Change agreeing to extinguish the liability, we agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from Change Healthcare that would otherwise have been required to be made to the shareholders of Change.   As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses.  We had no outstanding payable balance to the shareholders of Change at September 30, 2018.

Fiscal 2019 Strategic Growth Initiative
On April 25, 2018, the Company announced a multi-year strategic growth initiative. As part of the preliminary phase of this initiative, we committed to a restructuring plan to optimize our operating model and cost structure which will be substantially implemented by the end of 2019.  As a result, we recorded pre-tax charges of $53 million ($45 million after-tax) and $111 million ($100 million after-tax) during the second quarter and first half of 2019. The amounts primarily represent exit-related costs, asset impairment charges and employee severance.  We expect to record total after-tax charges of approximately $150 million to $210 million during 2019.  Estimated remaining restructuring charges primarily consist of exit-related costs.  Additionally, we continue to perform a review of our operating model and cost structure and commit to achieve operational efficiency through centralization of certain functions and expanded outsourcing.  During the second quarter and first half of 2019, we recorded a pre-tax charge of $22 million ($16 million after-tax) and $33 million ($24 million after-tax) representing employee severance and other restructuring-related costs in corporate expenses. Refer to Financial Note 5, “Restructuring and Asset Impairment Charges” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Goodwill Impairments
Upon the first quarter 2019 segment changes, our European Pharmaceutical Solutions segment was split into two distinct reporting units - retail pharmacy operations (“Consumer Solutions”) and wholesale operations (“Pharmacy Solutions”). As a result, we were required to perform a goodwill impairment test for these two new reporting units and recorded a non-cash goodwill impairment charge (pre-tax and after-tax) of $238 million in the first quarter of 2019 primarily because the estimated fair value of the Pharmacy Solutions reporting unit was determined to be lower than its reassigned carrying value.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Additionally, during the first quarter of 2019, these two reporting units had a decline in the estimated future cash flows primarily driven by additional U.K. government reimbursement reductions which were announced on June 29, 2018. Accordingly, we performed an interim goodwill impairment test for these reporting units. As a result, the estimated fair value of these reporting units was determined to be lower than the carrying value and we recorded non-cash goodwill impairment charges (pre-tax and after-tax) of $332 million primarily for our Consumer Solutions reporting unit within the European Pharmaceutical Solutions segment.
At September 30, 2018, our Consumer Solutions and Pharmacy Solutions reporting units’ remaining goodwill balances were $466 million and $744 million.
Other risks, expenses and future developments, such as additional government reimbursement reductions, that we were unable to anticipate as of the testing date may require us to further revise the future projected cash flows, which could adversely affect the fair value of our reporting units in future reporting periods. As a result, we may be required to record additional impairment charges in future periods.
During the second quarter of 2018, our McKesson Europe business had a decline in its estimated future cash flows primarily driven by government reimbursement reductions in their U.K. retail business. As a result, we recognized a non-cash pre-tax and after-tax charge of $350 million to impair the carrying value of goodwill for our McKesson Europe reporting unit.
Refer to Financial Note 3, “Goodwill Impairment Charges” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Opioid-Related Costs
As previously disclosed, the Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. In addition, legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that we may not be able to predict. For example, on April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. Accordingly, operating expenses for the second quarter and first half of 2019 include opioid-related costs of $34 million ($25 million after-tax) and $76 million ($60 million after-tax). Refer to Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
Other Income, Net: Other income, net, for the second quarter and first half of 2019 decreased compared to the same periods a year ago primarily due to prior year gain on sale of equity method investments.
Loss from Equity Method Investment in Change Healthcare: Our investment in Change Healthcare is accounted for using the equity method of accounting. Our proportionate share of loss from equity method investment in Change Healthcare was $56 million and $61 million for the second quarters of 2019 and 2018 and $112 million and $181 million for the first half of 2019 and 2018. Our proportionate share of loss for 2019 and 2018 includes amortization expenses associated with equity method intangible assets and integration expenses incurred by the joint venture and for 2018 also includes certain transaction expenses. The amounts are recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statement of operations. Refer to Financial Note 2, “Healthcare Technology Net Asset Exchange,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which primarily included transaction and integration expenses that were directly related to business acquisitions, were $63 million and $14 million in the second quarters of 2019 and 2018 and $115 million and $52 million for the first half of 2019 and 2018. The first half of 2018 also includes a pre-tax gain of $37 million ($22 million after-tax) associated with the final net working capital and other adjustments related to Healthcare Technology Net Asset Exchange.
Acquisition-related expenses and adjustments were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Operating Expenses
Integration related expenses	$35	$4	$51	$13
Restructuring, severance and relocation	1	1	4	6
Transaction closing expenses	1	1	2	13
Gain on Healthcare Technology Net Asset Exchange	—	—	—	(37)
Other Expenses (1)	26	8	58	57
Acquisition-Related Expenses and Adjustments	$63	$14	$115	$52

(1)
Includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, excluding certain fair value adjustments, which was recorded within “Loss from Equity Method Investment in Change Healthcare”.

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and the Healthcare Technology Net Asset Exchange were $198 million and $199 million for the second quarters of 2019 and 2018, and $397 million and $391 million for the first half of 2019 and 2018. The amounts are primarily recorded in operating expenses and under the caption, “Loss from Equity Method Investment in Change Healthcare”.
Income Taxes: During the second quarters of 2019 and 2018, income tax expense related to continuing operations was $35 million and $122 million. During the first half of 2019 and 2018, income tax expense related to continuing operations was $122 million and $217 million. Fluctuations in our reported income tax rates are primarily due to the impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized in the quarters.
During the first half of 2019, no tax benefit was recognized for the 2019 first quarter pre-tax charge of $570 million to impair the carrying value of goodwill for our European Pharmaceutical Solutions segment. During the first half of 2018, no tax benefit was recognized for the 2018 second quarter pre-tax charge of $350 million to impair the carrying value of goodwill for our McKesson Europe reporting unit within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment given that these charges were not tax deductible. Refer to Financial Note 3, “Goodwill Impairment Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
During the second quarter of 2019, we sold software between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. An entity based in the U.S. was the acquirer of the software and is entitled to amortize the purchase price of the assets for tax purposes. In the second quarter of 2019, in accordance with the recently adopted amended accounting guidance on income taxes, a discrete tax benefit of $42 million was recognized with a corresponding increase to a deferred tax asset for the future tax amortization.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

On December 22, 2017, the U.S. government enacted comprehensive new tax legislation (the “2017 Tax Act”). The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of September 30, 2018, in accordance with this guidance, we recognized a provisional tax benefit of $1,324 million due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate and a provisional tax expense of $442 million for the one-time tax imposed on certain accumulated earnings and profits of our foreign subsidiaries. During the second quarter of 2019, we recognized a discrete tax benefit of $15 million for a reduction in the provisional amount for the one-time tax imposed on certain accumulated earnings and profits. During the second quarter of 2019, we also recognized a discrete tax benefit of $23 million for a reduction in our provisional amount of unrecognized tax benefits relating to the application of certain provisions of the 2017 Tax Act. Our accounting for the impact of the 2017 Tax Act is incomplete because we have not yet obtained, prepared, or analyzed all the information needed to finalize the accounting requirement. We will continue to assess the income tax effects of the 2017 Tax Act during the measurement period and record any necessary adjustments in the period such adjustments are identified.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the opinion was withdrawn and a rehearing of the case took place on October 16, 2018. We will continue to monitor developments in this case and the ultimate outcome may have an adverse impact on our effective tax rate.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the second quarters and first half year of 2019 and 2018, primarily represents ClarusONE, Vantage Oncology Holdings, LLC and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $499 million and $1 million for the second quarters of 2019 and 2018 and $361 million and $310 million for the first half of 2019 and 2018. Diluted earnings per common share attributable to McKesson Corporation was $2.51 and $0.01 in the second quarters of 2019 and 2018 and $1.80 and $1.47 in the first half of 2019 and 2018. Our 2019 and 2018 diluted earnings per share reflect the cumulative effects of share repurchases.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 199 million and 210 million for the second quarters of 2019 and 2018 and 201 million and 211 million in the first half of 2019 and 2018. Weighted average diluted shares for 2019 decreased from 2018 primarily reflecting common stock repurchases.
Segment Results:
Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2018	2017	Change	2018	2017	Change
U.S. Pharmaceutical and Specialty Solutions	$41,610	$40,603	2%	$82,587	$80,885	2%
European Pharmaceutical Solutions	6,639	6,773	(2)	13,574	13,155	3
Medical-Surgical Solutions	1,948	1,660	17	3,651	3,193	14
Other	2,878	3,025	(5)	5,870	5,879	-
Total Revenues	$53,075	$52,061	2%	$105,682	$103,112	2%

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

U.S. Pharmaceutical and Specialty Solutions
U.S. Pharmaceutical and Specialty Solutions revenues increased 2% for the second quarter and first half of 2019 primarily due to market growth, including expanded business with existing customers, and our business acquisitions, partially offset by loss of customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
European Pharmaceutical Solutions
European Pharmaceutical Solutions revenues decreased 2% for the second quarter and increased 3% for the first half of 2019 compared to the same periods a year ago. Excluding the effects of foreign currency exchange fluctuations, this segment’s revenues decreased 1% for the second quarter of 2019 and remained flat for the first half of 2019. The revenues were unfavorably affected by the competitive environment in France, and retail pharmacy closures, lower generics sales volume and government reimbursement reductions in the U.K. These decreases are partially offset by market growth and business acquisitions.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the second quarter and first half of 2019 increased 17% and 14% compared to the same periods a year ago primarily due to our 2019 first quarter acquisition of Medical Specialties Distributors LLC (“MSD”) and market growth.
Other
Revenues in Other for the second quarter and first half of 2019 decreased 5% and was flat compared to the same periods a year ago. Revenues in Other for the second quarter of 2019 decreased primarily due to unfavorable effects of foreign currency exchange fluctuations of 4% related to our Canadian business, lower revenues due to the 2018 third quarter sale of our EIS business and the effect of generics price decline in Canada. These decreases for the second quarter of 2019 are partially offset by growth in our Canadian and McKesson Prescription Technology Solutions (“MRxTS”) businesses and the effects of acquisitions in Canada. Revenues in Other for the first half of 2019 remained flat as growth in our Canadian and MRxTS businesses and our acquisitions in Canada were almost fully offset by lower revenues due to the 2018 third quarter sale of our EIS business and generics price decline in Canada.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2018	2017	Change		2018	2017	Change
Segment Operating Profit (1)
U.S. Pharmaceutical and Specialty Solutions	$610	$710	(14)%		$1,153	$1,185	(3)%
European Pharmaceutical Solutions	10	(547)	102		(550)	(512)	(7)
Medical-Surgical Solutions	105	118	(11)		198	226	(12)
Other (2)	95	74	28		209	91	130
Subtotal	820	355	131		1,010	990	2
Corporate Expenses, Net (3)	(167)	(108)	55		(290)	(217)	34
Interest Expense	(66)	(69)	(4)		(127)	(137)	(7)
Income from Continuing Operations Before Income Taxes	$587	$178	230%		$593	$636	(7)%

Segment Operating Profit Margin
U.S. Pharmaceutical and Specialty Solutions	1.47%	1.75%	(28)	bp	1.40%	1.47%	(7) bp
European Pharmaceutical Solutions	0.15	(8.08)	823		(4.05)	(3.89)	(16)
Medical-Surgical Solutions	5.39	7.11	(172)		5.42	7.08	(166)

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.

(2)
Operating profit for Other for the first half of 2019 includes the escrow settlement gain of $97 million representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health. Operating profit for Other for the second quarter and first half of 2019 includes a pre-tax credit of $90 million resulting from the derecognition of a TRA liability payable to the shareholders of Change, as well as pre-tax restructuring and asset impairment charges of $42 million and $80 million primarily for our Canadian business.

(3)	Corporate expenses, net, for the second quarter and first half of 2019 include a pre-tax charge of $43 million and $59 million representing opioid-related costs.

Segment Operating Profit
U.S. Pharmaceutical and Specialty Solutions: Operating profit decreased for this segment for the second quarter and first half of 2019 primarily due to loss of customers, partially offset by market growth. Operating profit and operating profit margin for the second quarter of 2019 were unfavorably impacted by timing of the branded pharmaceutical price increases. In addition, operating profit and operating profit margin for the second quarter and first half of 2019 were unfavorably affected by a pre-tax gain of $43 million ($26 million after-tax) recognized from the sale of an equity method investment in the second quarter of 2018 and our mix of business. The first half of 2019 benefited from the net cash proceeds representing our share of antitrust legal settlements and higher LIFO credits.
European Pharmaceutical Solutions: Operating profit and operating profit margin increased for this segment for the second quarter of 2019 due to the goodwill impairment charges of $350 million (pre-tax and after-tax) and restructuring and asset impairment charges of $236 million ($197 million after-tax) recognized in the second quarter of 2018. Operating profit and operating profit margin for the first half of 2019 are lower compared to the same period a year ago primarily due to the goodwill impairment charges of $570 million (pre-tax and after-tax) recorded in the first quarter of 2019. This segment’s operating profit and operating profit margin for the second quarter and first half of 2019 were also unfavorably affected by additional government reimbursement reductions in the U.K. and the competitive environment in France.
Medical-Surgical Solutions: Operating profit and operating profit margin for this segment decreased for 2019 primarily due to restructuring charges and higher bad debt expenses. The decrease in operating profit was partially offset by market growth. Additionally, operating profit margin decreased due to changes in our mix of business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Other: Operating profit for Other increased for the second quarter and first half of 2019 primarily due to market growth in our MRxTS business and a pre-tax credit of $90 million ($66 million after-tax) representing the 2019 second quarter derecognition of the TRA liability. Operating profit for Other for the first half of 2019 also increased due to the 2019 first quarter escrow settlement gain of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health and lower amount of our proportionate share of losses from Change Healthcare. Operating profit for the second quarter and first half of 2019 was unfavorably affected by the restructuring and asset impairment charges, generics price decline in Canada and lower profit due to the sale of our EIS business in the third quarter of 2018. Operating profit for Other for the first quarter of 2018 includes a pre-tax gain of $37 million (after-tax gain of $22 million) upon the finalization of net working capital and other adjustments related to the contribution of the Core MTS Business to Change Healthcare in the fourth quarter of 2017.
Corporate: Corporate expenses, net, increased for the second quarter and first half of 2019 primarily due to an increase in opioid-related costs and higher restructuring charges.
Interest Expense: Interest expense for 2019 decreased primarily due to the refinancing of debt at lower interest rates, partially offset by increased short-term borrowings.
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
Operating activities generated cash of $318 million and $1,339 million during the first half of 2019 and 2018. Operating activities for the first half of 2019 and 2018 were affected by increases in receivables, draft and accounts payable and inventories primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms. Operating activities for the first half of 2019 also include a non-cash derecognition of the TRA liability of $90 million.
Investing activities utilized cash of $983 million and $1,865 million during the first half of 2019 and 2018. Investing activities for 2019 include $840 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD. Investing activities for 2019 also included $97 million cash received as a result of resolving certain indemnity and other claims related to our acquisition of Rexall Health. Investing activities for 2018 included $1,874 million of cash paid for acquisitions, including $1.3 billion for our acquisition of CoverMyMeds LLC and a $126 million cash payment received related to the Healthcare Technology Net Asset Exchange. Investing activities for 2019 and 2018 also included receipts of $46 million and $164 million of net cash proceeds from the sale of businesses and investments.
Financing activities provided cash of $198 million and utilized cash of $1,272 million during the first half of 2019 and 2018. Financing activities for 2019 include cash receipts of $19,735 million and payments of $18,342 million for short-term borrowings, primarily commercial paper. Financing activities for the first half of 2018 included cash receipts of $8,464 million and payments of $8,343 million for short-term borrowings. Additionally, financing activities for the first half of 2019 and 2018 include $888 million and $701 million of cash paid for stock repurchases, including shares surrendered for tax withholding. Financing activities for the first half of 2019 and 2018 also include $139 million and $121 million of cash paid for dividends.
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
During the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92. During the second quarter of 2019, we repurchased 4.6 million of the Company’s shares for $580 million through open market transactions at an average price per share of $127.39. The total authorization outstanding for repurchases of the Company’s common stock was $4.2 billion at September 30, 2018.

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2018	March 31, 2018
Cash, cash equivalents and restricted cash	$2,118	$2,672
Working capital	(319)	451
Debt to capital ratio (1)	45.0%	40.6%
Return on McKesson stockholders’ equity (2)	1.1	0.6

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
Our cash and cash equivalents balance as of September 30, 2018 included approximately $1.2 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, short-term borrowings, current portion of long-term debt and other current liabilities. Our U.S. Pharmaceutical and Specialty Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Our debt to capital ratio increased in 2019 primarily due to an increase in short-term borrowings.
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
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.42 billion at September 30, 2018, which exceeded the maximum redemption value of $1.27 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their McKesson Europe shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amounts will be paid as specified currently in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remain unadjusted. Noncontrolling shareholders of McKesson Europe have appealed this decision. If upon final resolution of the appeal an upwards adjustment is ordered, we would be required to make certain additional payments for any shortfall to all McKesson Europe noncontrolling shareholders who previously received amounts under the Domination Agreement. We are currently evaluating the decision and the appeal filings.
Refer to Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92. During the second quarter of 2019, we repurchased 4.6 million of the Company’s shares for $580 million through open market transactions at an average price per share of $127.39. The total authorization outstanding for repurchases of the Company’s common stock was $4.2 billion at September 30, 2018.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the second quarter of 2019.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2018 – July 31, 2018	—	$—	—	$4,799
August 1, 2018 – August 31, 2018	3.8	127.29	3.8	4,319
September 1, 2018 – September 30, 2018	0.8	127.88	0.8	4,219
Total	4.6		4.6

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
Not Applicable

McKESSON CORPORATION

Item 6.	Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description
10.1*	McKesson Corporation Long-Term Incentive Plan, as amended and restated on May 26, 2015, as amended effective October 23, 2018.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 25, 2018	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	October 25, 2018	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller