Form 10-Q
period 2018-12-31
MCKESSON CORP
filed 2019-01-31
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	December 31, 2018
Common stock, $0.01 par value	191,825,272 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues	$56,208	$53,617	$161,890	$156,729
Cost of Sales	(53,238)	(50,902)	(153,337)	(148,620)
Gross Profit	2,970	2,715	8,553	8,109
Operating Expenses	(2,156)	(1,984)	(6,219)	(5,920)
Goodwill Impairment Charges	(21)	—	(591)	(350)
Restructuring and Asset Impairment Charges	(110)	(6)	(288)	(242)
Gain from Sale of Business	—	109	—	109
Total Operating Expenses	(2,287)	(1,881)	(7,098)	(6,403)
Operating Income	683	834	1,455	1,706
Other Income, Net	84	20	144	102
Loss from Equity Method Investment in Change Healthcare	(50)	(90)	(162)	(271)
Interest Expense	(67)	(67)	(194)	(204)
Income from Continuing Operations Before Income Taxes	650	697	1,243	1,333
Income Tax (Expense) Benefit	(123)	263	(245)	46
Income from Continuing Operations	527	960	998	1,379
(Loss) Income from Discontinued Operations, Net of Tax	(1)	1	1	3
Net Income	526	961	999	1,382
Net Income Attributable to Noncontrolling Interests	(57)	(58)	(169)	(169)
Net Income Attributable to McKesson Corporation	$469	$903	$830	$1,213

Earnings Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.41	$4.32	$4.17	$5.75
Discontinued operations	(0.01)	0.01	0.01	0.01
Total	$2.40	$4.33	$4.18	$5.76
Basic
Continuing operations	$2.42	$4.34	$4.19	$5.78
Discontinued operations	(0.01)	0.01	—	0.02
Total	$2.41	$4.35	$4.19	$5.80

Dividends Declared Per Common Share	$0.39	$0.34	$1.12	$0.96

Weighted Average Common Shares
Diluted	195	208	199	210
Basic	194	207	198	209

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net Income	$526	$961	$999	$1,382

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during the period	(113)	11	(216)	588

Unrealized gains (losses) on cash flow hedges arising during the period	35	(16)	37	(5)

Retirement-related benefit plans	3	1	15	(7)
Other Comprehensive Income (Loss), Net of Tax	(75)	(4)	(164)	576

Comprehensive Income	451	957	835	1,958
Comprehensive Income Attributable to Noncontrolling Interests	(46)	(70)	(114)	(330)
Comprehensive Income Attributable to McKesson Corporation	$405	$887	$721	$1,628

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,849	$2,672
Receivables, net	18,932	17,711
Inventories, net	16,951	16,310
Prepaid expenses and other	587	443
Total Current Assets	38,319	37,136
Property, Plant and Equipment, Net	2,503	2,464
Goodwill	10,519	10,924
Intangible Assets, Net	3,920	4,102
Equity Method Investment in Change Healthcare	3,566	3,728
Other Noncurrent Assets	2,184	2,027
Total Assets	$61,011	$60,381

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$32,091	$32,177
Short-term borrowings	1,048	—
Current portion of long-term debt	1,120	1,129
Other accrued liabilities	3,165	3,379
Total Current Liabilities	37,424	36,685

Long-Term Debt	7,616	6,751
Long-Term Deferred Tax Liabilities	2,983	2,804
Other Noncurrent Liabilities	2,195	2,625
Redeemable Noncontrolling Interests	1,404	1,459
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2018 and March 31, 2018, 271 and 275 shares issued at December 31, 2018 and March 31, 2018	3	3
Additional Paid-in Capital	6,321	6,188
Retained Earnings	13,276	12,986
Accumulated Other Comprehensive Loss	(1,826)	(1,717)
Other	(2)	(1)
Treasury Shares, at Cost, 79 and 73 shares at December 31, 2018 and March 31, 2018	(8,587)	(7,655)
Total McKesson Corporation Stockholders’ Equity	9,185	9,804
Noncontrolling Interests	204	253
Total Equity	9,389	10,057
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$61,011	$60,381

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Operating Activities
Net income	$999	$1,382
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	714	697
Goodwill and other asset impairment charges	671	539
Loss from equity method investment in Change Healthcare	162	271
Deferred taxes	170	(847)
Credits associated with last-in, first-out inventory method	(64)	(5)
Gain from sale of businesses and investments	(79)	(155)
Other non-cash items	(16)	(75)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,543)	(1,046)
Inventories	(756)	(1,410)
Drafts and accounts payable	175	1,203
Taxes	(131)	689
Other	(161)	78
Net cash provided by operating activities	141	1,321

Investing Activities
Payments for property, plant and equipment	(309)	(269)
Capitalized software expenditures	(96)	(123)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(866)	(1,979)
Proceeds from sale of businesses and investments, net	81	329
Payments received on Healthcare Technology Net Asset Exchange	—	126
Other	39	(36)
Net cash used in investing activities	(1,151)	(1,952)

Financing Activities
Proceeds from short-term borrowings	30,392	12,699
Repayments of short-term borrowings	(29,346)	(12,133)
Proceeds from issuances of long-term debt	1,099	—
Repayments of long-term debt	(14)	(545)
Common stock transactions:
Issuances	46	114
Share repurchases, including shares surrendered for tax withholding	(1,388)	(951)
Dividends paid	(216)	(192)
Other	(256)	(139)
Net cash provided by (used in) financing activities	317	(1,147)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(130)	143
Net decrease in cash, cash equivalents and restricted cash	(823)	(1,635)
Cash, cash equivalents and restricted cash at beginning of period	2,672	4,254
Cash, cash equivalents and restricted cash at end of period	$1,849	$2,619

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
We consider ourselves to control an entity if we are the majority owner of or have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Refer to Financial Note 5, “Healthcare Technology Net Asset Exchange” for further information on our equity method investment in Change Healthcare, LLC (“Change Healthcare”).
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
The results of operations for the quarter and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 previously filed with the SEC on May 24, 2018 (“2018 Annual Report”).
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revenues generated from the distribution of pharmaceutical and medical products represent the majority of our revenues. We order product from the manufacturer, receive and carry the product at our central distribution facilities and deliver the product directly to our customers’ warehouses, hospitals or retail pharmacies. The distribution business principally generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon our delivery to the customer or upon customer pick-up. We also earn revenues from a variety of other sources including our retail, services and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are provided to the customer. Revenues derived from distribution and retail business at the point of sale, and revenues derived from services represent approximately 98% and 2% of total revenues for the third quarter of 2019 and first nine months of 2019.

Revenues are recorded gross when we are the principal in the transaction, have the ability to direct the use of the goods or services prior to transfer to a customer, are responsible for fulfilling the promise to our customer, have latitude in establishing prices, and control the relationship with the customer. We record our revenues net of sales taxes. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, other discounts and rebates. Sales returns are accrued based on estimates using historical data. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of December 31, 2018. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in selling, distribution and administrative expenses. We record deferred revenues when payments are received or due in advance of our performance. Deferred revenues are primarily from our services arrangements and are recognized as revenues over the periods when services are performed.

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
Restricted Cash: In the first quarter of 2019, we retrospectively adopted amended guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows. Our restricted cash balances at December 31, 2018 and March 31, 2018 were not material. The adoption of this amended guidance had no effect on our condensed consolidated statements of operations, comprehensive income or our balance sheets. This amended guidance resulted in a change in presentation of restricted cash on our condensed consolidated statement of cash flows.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Collaborative Arrangements: In November 2018, amended guidance was issued which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under revenue recognition guidance when the counterparty is a customer. The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The amended guidance is effective for us in the first quarter of 2021 on a retrospective basis with a cumulative-effect adjustment to beginning retained earnings. We may elect to apply this amended guidance retrospectively either to all contracts or only to contracts that are not completed at the date of initial adoption. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
Derivatives and Hedging:  In October 2018, amended guidance was issued which allowed for the inclusion of the Secured Overnight Financing Rate Overnight Index Swap Rate as a benchmark interest rate for hedge accounting purposes. Concerns about the sustainability of the London Interbank Offered Rate as a benchmark interest rate led to efforts to identify an alternative rate. The amended guidance is effective for us on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the first quarter of 2020. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Disclosure Update and Simplification: In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. The amended guidance is effective for us commencing in the first quarter of 2020. We do not expect the adoption of this amended guidance to have a material effect on our condensed consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
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
Compensation - Retirement Benefits - Defined Benefit Plans: In August 2018, amended guidance was issued for defined benefit pension or other postretirement plans. The amended guidance requires us to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period. The amended guidance also requires us to remove disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs over the next fiscal year. The amended guidance is effective for us on a retrospective basis commencing in the fiscal year ended March 31, 2021. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material effect on our condensed consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
Fair Value Measurement: In August 2018, amended guidance was issued to remove, modify and add disclosure requirements on the fair value measurements. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for us commencing in the first quarter of 2021. Certain requirements will be applied prospectively while other changes will be applied retrospectively upon the effective date. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material effect on our condensed consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
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
Leases: In February 2016, amended guidance was issued for lease arrangements. The amended guidance requires lessees to recognize lease liabilities and right-of-use assets (“ROU”) on the balance sheet for all leases with terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. The amended guidance is effective for us commencing in the first quarter of 2020. Early adoption is permitted. We plan to adopt the amended guidance on a modified retrospective basis and expect to elect the package of practical expedients which will allow us to record the adoption impact as a cumulative-effect adjustment to the beginning retained earnings in the period of adoption. We expect the adoption of the amended guidance will materially affect our consolidated balance sheet and that the primary impact will be recognition of minimum commitments at present value of our noncancelable operating leases as lease liabilities and corresponding right-of-use assets. We are continuing to evaluate the impact that the amended lease guidance will have on our consolidated financial statements, systems, processes and internal controls.

2.	Restructuring and Asset Impairment Charges
We recorded pre-tax restructuring and asset impairment charges of $110 million ($92 million after-tax) and $288 million ($244 million after-tax) during the third quarter and first nine months of 2019, and $6 million ($5 million after-tax) and $242 million ($202 million after-tax) during the third quarter and first nine months of 2018. These charges are included under the caption, “Restructuring and Asset Impairment Charges” within operating expenses in the accompanying condensed consolidated statements of operations.
Fiscal 2019
Strategic Growth Initiative
On April 25, 2018, the Company announced a strategic growth initiative (the “Growth Initiative”) intended to drive long-term incremental profit growth and increase operational efficiency. The initiative consists of multiple growth priorities and plans to optimize the Company’s operating models and cost structures primarily through centralization and outsourcing of certain administrative functions and cost management.
As part of the preliminary phase of the Growth Initiative, we committed to implement certain actions including a reduction in workforce, facility consolidation and store closures, which will be substantially completed by 2020. In connection with this preliminary phase, we expect to record total after-tax charges of approximately $150 million to $210 million. We recorded pre-tax charges of $19 million ($14 million after-tax) during the third quarter of 2019, and $130 million ($114 million after-tax) during the first nine months of 2019. The charges primarily represent employee severance, exit-related costs and asset impairment charges. Estimated remaining charges primarily consist of exit-related costs.
On November 30, 2018, the Company announced that its corporate headquarters will be relocated from San Francisco, California to Las Colinas, Texas to improve efficiency, collaboration and cost competitiveness, effective April 1, 2019. We anticipate that the relocation will be completed by the fourth quarter of 2021. As a result, during the third quarter of 2019, we recorded a pre-tax charge of $31 million ($23 million after-tax) primarily representing employee severance. We expect to record total pre-tax charges of approximately $60 million to $120 million. The estimated remaining charges primarily consists of lease exit costs and employee retention and relocation expenses.
As part of the Growth Initiative, we expanded the existing outsourcing arrangement with a third-party vendor in December 2018. We continue to commit to achieve operational efficiency through further centralization of certain functions and outsourcing.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Restructuring charges for the Growth Initiative consisted of the following for the third quarter and first nine months of 2019:

	Quarter Ended December 31, 2018
(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$1	$—	$9	$31	$41
Exit-related costs	1	5	—	—	6
Asset impairments and accelerated depreciation	2	1	—	—	3
Total	$4	$6	$9	$31	$50

	Nine Months Ended December 31, 2018
(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$4	$10	$16	$31	$61
Exit-related costs (1)	7	12	56	—	75
Asset impairments and accelerated depreciation	6	2	17	—	25
Total	$17	$24	$89	$31	$161
(1)    Exit-related costs primarily include lease exit costs associated with closures of retail pharmacy stores within our Canadian business.
The following table summarizes the activity related to the restructuring liabilities associated with the Growth Initiative during the first nine months of 2019:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Balance, March 31, 2018	$—	$—	$—	$—	$—
Net restructuring charges recognized	17	24	89	31	161
Non-cash charges	(6)	(2)	(17)	—	(25)
Cash payments	(7)	(13)	(36)	—	(56)
Balance, December 31, 2018 (1)	$4	$9	$36	$31	$80

(1)	As of December 31, 2018, the total reserve balance was $80 million of which $49 million was recorded in other accrued liabilities and $31 million was recorded in other noncurrent liabilities.
Asset Impairment Charges
During the third quarter of 2019, we performed an interim impairment test of long-lived assets for our Rexall Health retail business due to the decline in the estimated future cash flows primarily driven by a lower projected overall growth rate resulting from the ongoing impact of government regulations. As a result, we recognized a non-cash charge of $35 million (pre-tax and after-tax) to impair certain long-lived assets at retail stores and certain intangible assets (primarily customer relationships). We utilized an income approach (a discounted cash flow (“DCF”) method) for estimating the fair value of the long-lived and intangible assets. The fair value of these assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

During the first quarter of 2019, we performed an interim impairment test of long-lived assets primarily for our United Kingdom (“U.K.”) retail business due to the decline in the estimated future cash flows driven by additional U.K. government reimbursement reductions announced on June 29, 2018. As a result, we recognized a non-cash pre-tax charge of $20 million ($16 million after-tax) to impair the carrying value of certain intangible assets (primarily pharmacy licenses). We utilized a market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

Other
Additionally, during the third quarter and first nine months of 2019, we recorded pre-tax charges of $21 million ($16 million after-tax) and $54 million ($40 million after-tax) related to other smaller programs primarily representing other restructuring-related costs in corporate expenses.
Fiscal 2018
McKesson Europe Plan
During the second quarter of 2018, we performed an interim impairment test of long-lived assets primarily for our U.K. retail business due to the decline in the estimated future cash flows driven by government reimbursement reductions in the U.K. As a result, we recognized a non-cash pre-tax charge of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets (notably pharmacy licenses) and store assets (primarily fixtures). We utilized a combination of the income approach (primarily DCF model) and the market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

On September 29, 2017, we committed to a restructuring plan which primarily consists of the closures of under-performing retail stores in the U.K. and a reduction in workforce. The plan is expected to be substantially implemented by the end of 2019. As part of this plan, we recorded restructuring charges of $4 million (pre-tax and after-tax) and $15 million ($13 million after-tax) in operating expenses in the third quarter and first nine months of 2019 within the European Pharmaceutical Solutions segment primarily representing employee severance and lease exit costs. We recorded pre-tax charges of $6 million ($5 million after-tax) and $53 million ($45 million after-tax) primarily representing severance during the third quarter and first nine months of 2018. We made cash payments of $10 million and $26 million, primarily related to employee severance in the third quarter and first nine months of 2019. The reserve balances as of December 31, 2018 and March 31, 2018 were $24 million and $42 million, and are recorded in other accrued liabilities in our condensed consolidated balance sheets. We expect to record total pre-tax restructuring charges of approximately $90 million to $130 million for our European Pharmaceutical Solutions segment, of which $89 million of pre-tax charges were recorded to date.
 Fiscal 2016 Cost Alignment Plan
On March 14, 2016, we committed to a restructuring plan to lower our operating costs (the “Cost Alignment Plan”). The Cost Alignment Plan primarily consists of a reduction in workforce, and business process initiatives.
There were no material restructuring charges recorded during the third quarters and first nine months of 2019 and 2018. We made cash payments of $3 million and $14 million during the third quarter and first nine months of 2019, and $9 million and $32 million during the third quarter and first nine months of 2018, primarily related to severance. The reserve balances as of December 31, 2018 and March 31, 2018 were $22 million and $39 million, recorded in other accrued liabilities, and $27 million and $30 million recorded in other noncurrent liabilities in our condensed consolidated balance sheets. The remaining programs under the Cost Alignment Plan primarily consist of exit-related activities for our European Pharmaceutical Solutions segment.
3.    Goodwill Impairment Charges
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As the results of interim goodwill impairment tests, we recorded non-cash goodwill impairment charges of $570 million (pre-tax and after-tax) during the first quarter of 2019 within our two reporting units within the European Pharmaceutical Solutions segment, and $350 million (pre-tax and after-tax) during the second quarter of 2018 within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment. During the third quarter of 2019, we also recorded a non-cash goodwill impairment charge of $21 million (pre-tax and after-tax) for our Rexall Health reporting unit, included in Other. These charges were recorded under the caption, “Goodwill Impairment Charges” within operating expenses in the accompanying condensed consolidated statements of operations.
2019 First Quarter
Prior to implementing the new segment reporting structure in the first quarter of 2019, our European operations were considered a single reporting unit. Following the change in reportable segments, our European Pharmaceutical Solutions segment was split into two distinct reporting units - retail pharmacy operations (“Consumer Solutions”) and wholesale operations (“Pharmacy Solutions”) for purposes of goodwill impairment testing. As a result, we were required to perform a goodwill impairment test for these two new reporting units upon the change in reportable segment. We recorded a non-cash goodwill impairment charge of $238 million (pre-tax and after-tax) in the first quarter of 2019 primarily because the estimated fair value of the Pharmacy Solutions reporting unit was determined to be lower than its reassigned carrying value.
During the first quarter of 2019, our Consumer Solutions and Pharmacy Solutions reporting units had a decline in the estimated future cash flows primarily triggered by additional U.K. government reimbursement reductions which were announced on June 29, 2018. Accordingly, we performed an interim goodwill impairment test for these reporting units. As a result, the estimated fair value of these reporting units was determined to be lower than the carrying value and we recorded non-cash goodwill impairment charges of $332 million (pre-tax and after-tax) primarily for our Consumer Solutions reporting unit within the European Pharmaceutical Solutions segment.
The discount rate and terminal growth rate used for the Consumer Solutions reporting unit in the first quarter 2019 impairment test were 8.5% and 1.25%. The discount rate and terminal growth rate used for the Pharmacy Solutions reporting unit in the first quarter 2019 impairment test were 8.0% and 1.25%.

At December 31, 2018, our Consumer Solutions and Pharmacy Solutions reporting units’ remaining goodwill balances were $461 million and $732 million.

Other risks, expenses and future developments, such as additional government reimbursement reductions, increased regulatory uncertainty including the impact of the U.K.’s potential exit from the European Union (commonly referred to as “Brexit”) and material changes in key market assumptions that we were unable to anticipate as of the testing date may require us to further revise the projected cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges in future reporting periods.
2018 Second Quarter
During the second quarter of 2018, our McKesson Europe reporting unit within our former Distribution Solutions segment, had a decline in its estimated future cash flows primarily triggered by government reimbursement reductions in their retail business in the U.K. Accordingly, we performed an interim one-step goodwill impairment test in accordance with the amended goodwill guidance for this reporting unit prior to our annual impairment test.

As a result of the test, the estimated fair value of this reporting unit was determined to be lower than the carrying value and we recorded a non-cash charge of $350 million (pre-tax and after-tax) to impair the carrying value of this reporting unit’s goodwill. There were no tax benefits associated with the goodwill impairment charge.

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
The adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $245 million and $163 million. Approximately $376 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The adjusted preliminary purchase price allocation includes acquired identifiable intangibles of $326 million primarily representing customer relationships with a weighted average life of 18 years. These amounts are provisional within the measurement period and subject to change as our fair value assessments are finalized.
The following table summarizes the preliminary recording of the fair value of the assets acquired and liabilities assumed for this acquisition as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date (Provisional As Adjusted)
Receivables	$115
Other current assets, net of cash and cash equivalents acquired	73
Goodwill	376
Intangible assets	326
Other long-term assets	57
Current liabilities	(72)
Other long-term liabilities	(91)
Net assets acquired, net of cash and cash equivalents	$784
Other
During the first nine months of 2019, we also completed other smaller acquisitions in our European Pharmaceutical Solutions segment and Other. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

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
The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period. As of December 31, 2018, the final amounts of fair value recognized for assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $129 million and $57 million. Approximately $386 million of the final purchase price allocation was assigned to goodwill, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $262 million primarily representing customer relationships and trade names with a weighted average life of 14 years.
CoverMyMeds LLC (“CMM”)
On April 3, 2017, we completed our acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in April 2018. The financial results of CMM have been included in our condensed consolidated statements of operations within Other since the acquisition date.
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, we recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our condensed consolidated balance sheets. The contingent consideration was estimated using a Monte Carlo simulation, which utilized Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability is re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded in our condensed consolidated statements of operations. The initial fair value of this contingent consideration was a non-cash investing activity. In May 2018, we made a cash payment of $68 million representing the contingent consideration for 2018. As of December 31, 2018 and March 31, 2018, the contingent consideration liability was $66 million and $124 million.
Other
In the second quarter of 2018, we completed our acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for net cash consideration of $485 million, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed of intraFUSION, BDI and Uniprix as of the acquisition dates were finalized upon completion of the measurement period. As of September 30, 2018, the final amounts of fair value recognized for the assets acquired and liabilities assumed for these acquisitions as of the acquisition dates, excluding goodwill and intangibles, were $292 million and $160 million. Approximately $246 million of the final purchase price allocation has been assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $118 million primarily representing customer relationships. The financial results of intraFUSION and BDI have been included within our U.S. Pharmaceutical and Specialty Solutions segment since the acquisition dates. The financial results of Uniprix have been included within Other since the acquisition date.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2017 Acquisition
Rexall Health
In the third quarter of 2017, we completed our acquisition of Rexall Health which operated approximately 400 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (or, approximately $2.1 billion) was funded from cash on hand. The measurement period to finalize the accounting for this acquisition ended in the third quarter of 2018. During the first six months of 2018, we completed the sales of all 27 stores and received net cash proceeds of $116 million Canadian dollars (approximately $94 million) from a third-party buyer. We also received $147 million Canadian dollars (approximately $119 million) in cash from the third-party seller of Rexall Health as the settlement of the post-closing purchase price adjustment related to these store divestitures. No gain or loss was recognized from the sales of these stores. On May 23, 2018, as the result of resolving certain indemnity and other claims related to this acquisition, $125 million Canadian dollars (approximately $97 million) was released to us from an escrow account. The receipt of this cash was recorded as a settlement gain within operating expenses in our condensed consolidated statement of operations in the first quarter of 2019.
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
Gain from Healthcare Technology Net Asset Exchange

We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in the fourth quarter of 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3.9 billion (after-tax gain of $3.0 billion) in operating expenses. Additionally, in the first quarter of 2018, we recorded a pre-tax gain of $37 million (after-tax gain of $22 million) in operating expenses in the accompanying condensed consolidated statement of operations upon the finalization of net working capital and other adjustments. During the second quarter of 2018, we received $126 million in cash from Change Healthcare representing the final net working capital settlement and other adjustments.

Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting with a one-month reporting lag. We recorded our proportionate share of loss from Change Healthcare of $50 million and $162 million for the third quarter and first nine months of 2019, and $90 million and $271 million for the third quarter and first nine months of 2018. Our proportionate share of income or loss from this equity method investment includes transaction and integration expenses incurred by the joint venture and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible amortization and removal of profit associated with the recognition of deferred revenue. These amounts were recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statements of operations.
At December 31, 2018 and March 31, 2018, our carrying value of this equity method investment was $3,566 million and $3,728 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,226 million and $4,472 million, primarily reflecting equity method intangible assets, goodwill and other fair value adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Related Party Transactions
In connection with the transaction, McKesson, Change Healthcare and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”) and certain other commercial agreements. Fees incurred or earned from Advisory Agreement were not material for the third quarters and first nine months of 2019 and 2018. Fees incurred or earned from TSA were $12 million and $48 million for the third quarter and first nine months of 2019 and $22 million and $69 million for the third quarter and first nine months of 2018. Transition service fees are included within operating expenses in our condensed consolidated statements of operations.
Revenues recognized and expenses incurred under commercial arrangements with Change Healthcare were not material during the third quarters and first nine months of 2019 and 2018. At December 31, 2018 and March 31, 2018, receivables due from the joint venture were not material.

Tax Receivable Agreement

In connection with the net asset exchange transaction, we also entered into a tax receivable agreement (“TRA”) with the shareholders of Change. At March 31, 2018, we had a $90 million noncurrent liability payable to the shareholders of Change. During the second quarter of 2019, we renegotiated the terms of the TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability.  In exchange for the shareholders of Change agreeing to extinguish the liability, we agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from Change Healthcare that would otherwise have been required to be made to the shareholders of Change.  As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses in the accompanying condensed consolidated statement of operations in the second quarter of 2019.  We had no outstanding payable balance to the shareholders of Change at December 31, 2018.

6.	Divestitures
Fiscal 2019

Equity Investment

In November 2018, we divested all of our ownership interest in an equity investment included in Other for proceeds of approximately $61 million. As a result, we recorded a pre-tax gain of $56 million ($41 million after-tax) in the third quarter of 2019. The gain is included within other income, net, in our condensed consolidated statement of operations. Under the terms of agreements entered into for this transaction, we elected to receive a cash consideration of $23 million and concurrently contribute $38 million of the proceeds to obtain an equity interest in a newly formed entity.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Equity Investment

On July 18, 2017, we completed the sale of an equity method investment from our U.S. Pharmaceutical and Specialty Solutions segment to a third party for total cash proceeds of $42 million and recorded a pre-tax gain of $43 million ($26 million after-tax) within other income, net in our condensed consolidated statement of operations during the first nine months of 2018.

These divestitures did not meet the criteria to qualify as discontinued operations. Pre- and after-tax income from continuing operations of these businesses were not material for the third quarter and first nine months of 2019 and 2018.

7.	Income Taxes
Our reported income tax expense rates for the third quarter and first nine months of 2019 were 18.9% and 19.7% compared to income tax benefit rates of 37.7% and 3.5% for the third quarter and first nine months of 2018. Fluctuations in our reported income tax rates are primarily due to discrete items mainly driven by the impact of the 2017 Tax Act, the impact of nondeductible impairment charges, changes within our business mix of income and the effect of an intercompany sale of software.
During the third quarter and first nine months of 2019, income tax expense related to continuing operations was $123 million and $245 million and included net discrete tax benefits of $31 million and $138 million. During the third quarter and first nine months of 2018, income tax benefit related to continuing operations was $263 million and $46 million and included net discrete tax benefits of $424 million and $420 million.
Our discrete tax benefits for the third quarter of 2019 included $58 million of tax benefits primarily related to a change in a tax method for inventory rebates approved by the tax authorities during the quarter, partially offset by $27 million of tax expense related to the impact of the 2017 Tax Act. Our discrete tax benefits for the third quarter of 2018 included a provisional $370 million related to the impact of the 2017 Tax Act and other discrete tax benefits of $54 million primarily related to the conclusion of certain tax audits.
During the first nine months of 2019, no tax benefit was recognized for the 2019 pre-tax charge of $591 million to impair the carrying value of goodwill for our two reporting units within the European Pharmaceutical Solutions segment and Rexall Health reporting unit. Refer to Financial Note 3, “Goodwill Impairment Charges,” within operating expenses in the accompanying condensed consolidated statement of operations.
As of December 31, 2018, we had $1,010 million of unrecognized tax benefits, of which $843 million would reduce income tax expense and the effective tax rate, if recognized. During the third quarter and first nine months of 2019, we recognized a discrete tax expense of $17 million and a discrete tax benefit of $6 million for unrecognized tax benefits due to the issuance of new proposed tax regulations and the completion of our accounting for the impacts of the 2017 Tax Act. During the next twelve months, we do not anticipate a significant increase or decrease to our unrecognized tax benefits based on the information currently available.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are subject to audit by the IRS for fiscal years 2013 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2010 through the current fiscal year.

2017 Tax Act
On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which was comprehensive new tax legislation. The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with this guidance, we recognized a tax benefit of $1,324 million in prior periods due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate. During the third quarter and first nine months of 2019, we have not made any measurement period adjustments to this amount. We recognized tax expense of $457 million in prior periods for the one-time transition tax on certain accumulated earnings and profits of our foreign subsidiaries resulting from the 2017 Tax Act. During the third quarter and first nine months of 2019, we recognized a discrete tax expense of $10 million and a discrete tax benefit of $5 million in measurement period adjustments to the one-time transition tax on certain accumulated earnings and profits of our foreign subsidiaries. Our accounting for the impact of the 2017 Tax Act has now been completed as of the period ending December 31, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The 2017 Tax Act made broad and complex changes to the U.S. tax code that affect our fiscal year 2019 in multiple ways, including but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; creating the base erosion anti-abuse tax; creating a new provision designed to tax global intangible low-tax income (“GILTI”); and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. We have estimated the impact of these changes in our income tax provision for the third quarter and first nine months of 2019.

The Company is allowed to make an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to treat the tax effect of GILTI as a current period expense when incurred.

8.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million and $34 million during the third quarter and first nine months of 2019, and $12 million and $32 million during the third quarter and first nine months of 2018. All amounts were recorded in our condensed consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the third quarter and first nine months of 2019, there were no material exercises of the Put Right. During the first nine months of 2018, we paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted each period for exchange rate fluctuations. At December 31, 2018 and March 31, 2018, the carrying value of redeemable noncontrolling interests of $1.40 billion and $1.46 billion exceeded the maximum redemption value of $1.26 billion and $1.35 billion. At December 31, 2018 and March 31, 2018, we owned approximately 77% of McKesson Europe’s outstanding common shares.
Appraisal Proceedings
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amount will be paid as specified currently in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remain unadjusted. Noncontrolling shareholders of McKesson Europe appealed this decision. McKesson Europe also appealed the decision. If upon final resolution of the appeal an upwards adjustment is ordered, we would be required to make certain additional payments for any shortfall to all McKesson Europe noncontrolling shareholders who previously received amounts under the Domination Agreement.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in our consolidated entities, primarily related to ClarusONE and Vantage, which were $204 million and $253 million at December 31, 2018 and March 31, 2018 on our condensed consolidated balance sheets. We allocated a total of $46 million and $135 million of net income to noncontrolling interests during the third quarter and first nine months of 2019 and $46 million and $137 million during the third quarter and first nine months of 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests and noncontrolling interests for the first nine months of 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	135	34
Other comprehensive income	—	(55)
Reclassification of recurring compensation to other accrued liabilities	—	(34)
Payments to noncontrolling interests	(143)	—
Other	(41)	—
Balance, December 31, 2018	$204	$1,404

Changes in redeemable noncontrolling interests and noncontrolling interests for the first nine months of 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	137	32
Other comprehensive loss	—	161
Reclassification of recurring compensation to other accrued liabilities	—	(32)
Payments of noncontrolling interests	(73)	—
Exercises of Put Right	—	(53)
Other	(4)	—
Balance, December 31, 2017	$238	$1,435

There were no material changes in our ownership interests related to redeemable noncontrolling interests during the first nine months of 2019. The effect of changes in our ownership interests related to redeemable noncontrolling interests on our equity of $3 million resulting from exercises of the Put Right was recorded as a net increase to McKesson’s stockholders’ paid-in capital during the first nine months of 2018. Net income attributable to McKesson and transfers from redeemable noncontrolling interests were $830 million and $1,216 million during the first nine months of 2019 and 2018.

9.	Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2018	2017	2018	2017
Income from continuing operations	$527	$960	$998	$1,379
Net income attributable to noncontrolling interests	(57)	(58)	(169)	(169)
Income from continuing operations attributable to McKesson	470	902	829	1,210
(Loss) Income from discontinued operations, net of tax	(1)	1	1	3
Net income attributable to McKesson	$469	$903	$830	$1,213

Weighted average common shares outstanding:
Basic	194	207	198	209
Effect of dilutive securities:
Restricted stock units	1	1	1	1
Diluted	195	208	199	210

Earnings per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.41	$4.32	$4.17	$5.75
Discontinued operations	(0.01)	0.01	0.01	0.01
Total	$2.40	$4.33	$4.18	$5.76
Basic
Continuing operations	$2.42	$4.34	$4.19	$5.78
Discontinued operations	(0.01)	0.01	—	0.02
Total	$2.41	$4.35	$4.19	$5.80

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately $3 million and $2 million potentially dilutive securities for the third quarter and first nine months of 2019 and $2 million potentially dilutive securities for the third quarter and first nine months of 2018 were excluded from the computations of diluted net earnings per common share, as they were anti-dilutive.

10.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2018	$4,110	$1,850	$2,070	$2,894	$10,924
Goodwill acquired	—	52	360	12	424
Goodwill impairment charges	—	(570)	—	(21)	(591)
Acquisition accounting, transfers and other adjustments	13	(4)	16	6	31
Foreign currency translation adjustments, net	(49)	(135)	—	(85)	(269)
Balance, December 31, 2018	$4,074	$1,193	$2,446	$2,806	$10,519

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As of December 31, 2018, accumulated goodwill impairment losses were $1,736 million and $452 million in our European Pharmaceutical Solutions segment and Other. As of March 31, 2018, accumulated goodwill impairment losses were $1,299 million and $456 million in our European Pharmaceutical segment and Other. Refer to Financial Note 3, “Goodwill Impairment Charges,” for more information on goodwill impairment charges.
Information regarding intangible assets is as follows:

	December 31, 2018				March 31, 2018
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,980	$(1,856)	$2,124	$3,619	$(1,550)	$2,069
Service agreements	11	1,011	(414)	597	1,037	(386)	651
Pharmacy licenses	25	767	(353)	414	684	(196)	488
Trademarks and trade names	13	884	(233)	651	932	(187)	745
Technology	4	139	(89)	50	147	(84)	63
Other	5	285	(201)	84	262	(176)	86
Total		$7,066	$(3,146)	$3,920	$6,681	$(2,579)	$4,102
Amortization expense of intangible assets was $122 million and $365 million for the third quarter and nine months ended December 31, 2018 and $123 million and $370 million for the third quarter and nine months ended December 31, 2017. Estimated annual amortization expense of these assets is as follows: $112 million, $429 million, $412 million, $379 million and $274 million for the remainder of 2019 and each of the succeeding years through 2023 and $2,314 million thereafter. All intangible assets were subject to amortization as of December 31, 2018 and March 31, 2018.

Refer to Financial Note 2, “Restructuring and Asset Impairment Charges,” for more information on intangible asset impairments recorded during the first quarter of 2019 for our U.K. retail business and the third quarter of 2019 for our Rexall Health retail business.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

11.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency denominated borrowings. At December 31, 2018 and March 31, 2018, $8,736 million and $7,880 million of total debt were outstanding, of which $1,120 million and $1,129 million were included under the caption “Current portion of long-term debt” within our condensed consolidated balance sheets.
During the first nine months of 2018, we repaid a €500 million bond that matured on April 26, 2017.

Fiscal 2019 Debt Issuances

On November 30, 2018, we completed a public offering of 3.65% Notes due November 30, 2020 (the “2020 Notes”) in a principal amount of $700 million and 4.75% Notes due May 30, 2029 (the “2029 Notes”) in a principal amount of $400 million. Interest on the 2020 Notes and 2029 Notes is payable semi-annually on May 30th and November 30th of each year, commencing on May 30, 2019. We utilized the net proceeds from these notes of $1.1 billion, net of discounts and offering expenses, for general corporate purposes.

Each note, which constitutes a “Series”, is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and, from time-to-time, future unsecured and unsubordinated indebtedness outstanding. Each Series is governed by materially similar indentures and officers’ certificates. Upon required notice to holders of notes with fixed interest rates, we may redeem those notes at any time prior to maturity, in whole or in part, for cash at redemption prices. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not consolidate, merge or sell all or substantially all of our assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without lenders’ consent. The indentures also contain customary events of default provisions.

Revolving Credit Facilities

We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At December 31, 2018, we were in compliance with all covenants. There were no borrowings under this facility during the third quarters and first nine months of 2019 and 2018, and no borrowings outstanding as of December 31, 2018 and March 31, 2018.
We also maintain bilateral credit lines primarily denominated in Euros with a committed balance of $9 million and an uncommitted balance of $198 million as of December 31, 2018. Borrowings and repayments were not material during the first nine months of 2019 and 2018 and amounts outstanding under these credit lines were not material as of December 31, 2018 and March 31, 2018.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding notes. During the first nine months of 2019 and 2018, we borrowed $30.4 billion and $12.7 billion and repaid $29.3 billion and $12.1 billion under the program. At December 31, 2018, there were $1.1 billion of commercial paper notes outstanding with a weighted average interest rate of 3.20%. At March 31, 2018, there were no commercial paper notes outstanding.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

12.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $5 million and $19 million for the third quarter and first nine months of 2019 and $6 million and $16 million for the third quarter and first nine months of 2018.

Cash contributions to these plans were $6 million and $53 million for the third quarter and first nine months of 2019 and $5 million and $46 million for the third quarter and first nine months of 2018. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

On May 23, 2018, the Company’s Board of Directors approved the termination of our frozen U.S. defined benefit pension plan (“Plan”). The distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by December 31, 2019.
As of December 31, 2018 and March 31, 2018, this Plan had an accumulated comprehensive loss of approximately $115 million and $120 million.

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
Foreign currency exchange risk
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on our financial results which are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies. We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential effects on the statements of operations from intercompany obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
At December 31, 2018, we had €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet highly effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within accumulated other comprehensive income in the statements of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments. To the extent foreign currency denominated notes designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings.  Gains from net investment hedges recorded in other comprehensive income were $39 million and $223 million during the third quarter and first nine months of 2019 and losses of $28 million and $205 million during the third quarter and first nine months of 2018. There was no ineffectiveness in our net investment hedges as of December 31, 2018 and March 31, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Derivatives Designated as Hedges
In March 2018, we entered into cross-currency swap contracts with total gross notional amounts of £432 million British pound sterling, which are designated as net investment hedges. In November 2018, we entered into cross-currency swap contracts with total gross notional amounts of £500 million British pound sterling and $1 billion Canadian dollars, which are designated as net investment hedges.  Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of our net investments denominated in British pound sterling and Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in accumulated other comprehensive income in the statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments denominated in British pound sterling and Canadian dollars. Gains or losses from these net investment hedges recorded in other comprehensive income were gains of $63 million and $102 million during the third quarter and first nine months of 2019. These cross-currency swaps will mature between November 2020 and November 2024.
At December 31, 2018 and March 31, 2018, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional values of $162 million, which were designated as cash flow hedges. These contracts will mature between March 2019 and March 2020.
From time to time, we enter into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. These cross-currency swaps are designed to reduce the effects on the statements of operations arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At December 31, 2018 and March 31, 2018, we had cross-currency swaps with total gross notional amounts of approximately $3,279 million and $3,412 million, which are designated as cash flow hedges. These swaps will mature between March 2019 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges and are highly effective, the changes in the fair value of the hedges is recorded in accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains from cash flow hedges recorded in other comprehensive income were $40 million and $42 million in the third quarter and first nine months of 2019. There were no material losses from cash flow hedges in the third quarter and first nine months of 2018. Gains or losses reclassified from accumulated other comprehensive income and recorded in operating expenses in the condensed consolidated statements of operations were not material in the third quarters and first nine months of 2019 and 2018. There was no ineffectiveness in our cash flow hedges for the third quarters and first nine months of 2019 and 2018.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with changes in values included in earnings.
We have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At December 31, 2018 and March 31, 2018, the total gross notional amounts of these contracts were $10 million and $29 million.
These contracts will mature through September 2019 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings and were not material for the third quarters and first nine months of 2019 and 2018. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2018			March 31, 2018
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$19	$—	$81	$15	$—	$81
Foreign exchange contracts (noncurrent)	Other Noncurrent Assets	18	—	81	14	—	81
Cross currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	40	16	371	—	7	504
Cross currency swaps (noncurrent)	Other Noncurrent Assets/Liabilities	173	49	4,912	—	222	3,508
Total		$250	$65		$29	$229
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$6	$—	$—	$13
Foreign exchange contracts (current)	Other accrued liabilities	—	—	4	—	—	16
Total		$—	$—		$—	$—
Refer to Financial Note 14, "Fair Value Measurements," for more information on these recurring fair value measurements.

14.	Fair Value Measurements
At December 31, 2018 and March 31, 2018, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $8.7 billion and $9.0 billion at December 31, 2018, and $7.9 billion and $8.1 billion at March 31, 2018. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2018 and March 31, 2018 included investments in money market funds of $528 million and $799 million, which are reported at fair value. The fair value of money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the third quarters and first nine months of 2019 and 2018.
Assets Measured at Fair Value on a Nonrecurring Basis
At December 31, 2018, assets measured at fair value on a nonrecurring basis primarily consisted of long-lived assets for our Rexall Health business within Other.
At March 31, 2018, assets measured at fair value on a nonrecurring basis consisted of goodwill, intangibles and other long-lived assets for our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment.
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
Intangible Assets
We utilized a combination of an income approach and market approaches for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets is considered a Level 3 fair value measurement.
 Liabilities Measured at Fair Value on a Nonrecurring Basis
At December 31, 2018 and March 31, 2018, we remeasured the contingent consideration liability related to our April 3, 2017 acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 4, “Business Combinations” for more information on the fair value of the contingent consideration liability.

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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2018 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018 are set out below. We are party to the legal proceedings described below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
As previously disclosed, the Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. The plaintiffs in these actions include state attorneys general, county and city municipalities, hospitals, Indian tribes, pension funds, third-party payors and individuals. The Company has been served with more than 1,400 complaints filed in state and federal courts throughout the United States and in Puerto Rico and Canada. Since December 5, 2017, nearly all the cases pending in federal district courts have been transferred to a multi-district litigation (“MDL”) proceeding in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. On January 29, 2019, the court entered a new case management order setting forth new deadlines and moving the trial date to October 21, 2019 for the three Ohio bellwether cases, The County of Summit, Ohio v. Purdue Pharma L.P., et al., Case No. 18-OP-45090 (N.D. Ohio); The County of Cuyahoga v. Purdue Pharma L.P., et al., Case No. 17-OP-45004 (N.D. Ohio); and City of Cleveland v. AmerisourceBergen Drug Corp., et al., Case No. 18-OP-4532 (N.D. Ohio.) On October 5, 2018, the magistrate judge issued a report and recommendation to the district court judge on defendants’ motions to dismiss in these three cases. The defendants filed objections to this report. On December 19, 2018, the court dismissed the City of Akron’s public nuisance claim and denied dismissal of all other claims challenged in defendants’ motions to dismiss. On December 31, 2018, the Court issued an order creating a “Track Two” litigation and selected two cases for this track, Cabell County Commission, West Virginia v. AmerisourceBergen Drug Corp., et al., Case No. 17-OP-45053 (N.D. Ohio) and City of Huntington, West Virginia v. AmerisourceBergen Drug Corp., et al., Case No. 17-OP-45054 (N.D. Ohio). The Court also set a briefing schedule for the parties to address the viability of plaintiffs’ public nuisance claims in each state and territory where an MDL plaintiff is located. On January 15, 2019, the Company filed its answer to the second amended complaint.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On December 12, 2018, the court in Gobierno de Puerto Rico v. Cardinal Health, Inc., et al., Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Centro Judicial de Bayamón Sala Superior, Civil Núm. SJ2018cv03958, dismissed plaintiff’s unjust enrichment claim and declined to dismiss claims of public nuisance, negligence/fault, and violation of Puerto Rico’s Fair Competition Act. On December 27, 2018, the distributor defendants filed a motion for reconsideration. On December 28, 2018, the court denied the distributors’ motion to dismiss in a case filed by eight West Virginia counties in the circuit court of Marshall County, West Virginia, Boone County Commission, et al., v. Purdue Pharma L.P., et al., Civil Action No. 17-C-248. On January 8, 2019, the court overseeing the Connecticut actions granted defendants’ motion to dismiss and dismissed all claims in suits filed by 21 municipalities for lack of subject matter jurisdiction, City of New Haven v. Purdue Pharma, L.P., et al., Judicial District of Hartford, Connecticut Superior Court, Docket No. X07 HHD CV 17 6086134. These municipalities appealed this decision on January 22, 2019. As previously reported, the court in a consolidated proceeding pending in Suffolk County, New York Supreme Court, In re Opioid Litigation, Index No. 400000/2017, denied the distributors’ motions to dismiss. The distributors appealed this decision to the Appellate Division of the Supreme Court of the State of New York on August 3, 2018.
As previously disclosed, the two shareholder derivative complaints filed in the United States District Court for the Northern District of California were consolidated under the caption In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850. On September 17, 2018, a Special Litigation Committee established by the Board of Directors of the Company moved to stay the litigation while the Special Litigation Committee conducts an independent investigation concerning the plaintiffs’ allegations. On November 13, 2018, the court granted the motion to stay as to deposition discovery and denied the motion in all other respects.
As previously disclosed, on June 15, 2018, an amended complaint was filed in the United States District Court for the Southern District of Illinois alleging that McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of safety and conventional syringes and safety IV catheters. Marion Diagnostic Center, LLC v. Becton, Dickinson, and Co., et al., No. 18:1059. On July 20, 2018, the defendants filed a motion to dismiss and a hearing was held on October 17, 2018. On November 30, 2018, the district court granted the motion to dismiss, and dismissed the complaint with prejudice. On December 27, 2018, plaintiffs appealed the order to the United States Court of Appeals for the Seventh Circuit. On September 25, 2018, plaintiffs filed a complaint in the Eastern District of Pennsylvania alleging that the Company and McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of generic drugs. Marion Diagnostic Center, LLC v. McKesson Corporation, et al., No. 2:18-cv-4137.
As previously disclosed, on April 16, 2013, the Company’s wholly-owned subsidiary, U.S. Oncology, Inc. (“USON”) was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, United States ex rel. Piacentile v. Amgen, Inc., et al., CV 04-3983. Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On April 4, 2014, USON filed a motion to dismiss the claims against it. On September 17, 2018, the court granted USON’s motion to dismiss with leave to amend. On November 16, 2018, the relators filed a Fourth Amended Complaint. On January 25, 2019, USON filed a motion to dismiss.
As previously disclosed, on June 17, 2014, the Company’s subsidiary, U.S. Oncology Specialty, LP (“USOS”) was served with a fifth amended qui tam complaint filed in the United States District Court for the Eastern District of New York alleging that USOS solicited and received illegal “kickback” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, United States ex rel. Hanks v. Amgen, Inc., et al., CV 08-03096. Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On August 1, 2014, USOS filed a motion to dismiss the claims against it. On September 17, 2018, the court granted USOS’s motion to dismiss and gave the relator leave to file another action after the Piacentile action is no longer pending. The relator appealed the order to the United States Court of Appeals for the Second Circuit, and on December 11, 2018, the defendants moved to dismiss the appeal.
As previously disclosed, on March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (doing business as RxCrossroads) was served with a qui tam complaint filed in the United States District Court for the Southern District of Illinois alleging that UCB, Inc. provided illegal “kickbacks” to providers, including services provided through RxC Acquisition Company, in violation of the Anti-kickback statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZHNCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The United States and the named states declined to intervene in the case. On April 25, 2018, the defendants filed a motion to transfer the suit to the United States District Court for the District of New Jersey. On December 17, 2018, the Department of Justice filed a motion to dismiss the complaint in its entirety.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On November 27, 2018, the Company’s subsidiary, RxC Acquisition Company (doing business as RxCrossroads) was served with a qui tam complaint filed in the United States District Court for the Eastern District of Pennsylvania alleging that EMD Serono, Inc. and Pfizer, Inc. provided illegal “kickbacks” to providers, including services provided through RxC Acquisition Company and others, in violation of the Anti-kickback statute, the False Claims Act, and various state false claims statutes. United States ex rel. Harris et al. v. EMD Serono, Inc. et al., No. 16-5594. The United States and the named states declined to intervene in the case. On December 17, 2018, the Department of Justice filed a motion to dismiss the complaint in its entirety. On December 28, 2018, relators filed a second amended complaint, and on January 7, 2019, relators and defendants jointly moved for a stay on the defendants’ response deadline until after the Department of Justice’s motion to dismiss has been resolved.
As previously disclosed, on April 3, 2018, a second amended qui tam complaint was filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities against the Company, McKesson Specialty Care Distribution, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., U.S. Oncology, Inc. and U.S. Oncology Specialty, L.P., alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes. United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al., 12-cv-06440. The United States and the named states have declined to intervene in the case. On October 15, 2018, the defendants filed a motion to dismiss the complaint, and a hearing on that motion was held on January 10, 2019.
As previously disclosed, on December 29, 2017, two investment funds holding shares in Celesio AG filed a complaint against the Company’s wholly-owned subsidiary McKesson Europe Holdings in a German court in Stuttgart, Germany, Polygon European Equity Opportunity Master Fund et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 18 O 455/17 (the “Polygon” matter). The complaint alleges that the public tender offer document published by McKesson Europe in its acquisition of Celesio AG incorrectly states that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under the German Takeover Offer Ordinance. On December 30, 2017, four additional funds filed a substantially identical claim, Davidson Kempner International (BVI) Ltd., et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 16 O 475/17 (the “Davidson” matter.) On May 11, 2018, the court in the Polygon matter dismissed the claims against McKesson Europe. Plaintiffs appealed to the Higher Regional Court (Oberlandesgericht) of Stuttgart. On December 19, 2018, the Higher Regional Court confirmed the full dismissal. McKesson Europe filed its statement of defense in the Davidson matter on April 21, 2018 and the hearing is scheduled to take place on January 31, 2019.
As previously disclosed, on May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California alleging that the company sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Protection Action of 2005, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219. On August 22, 2016, the court denied plaintiffs’ motion for class certification. On November 16, 2016, plaintiffs were granted leave to appeal that ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit.”) On July 17, 2018, the Ninth Circuit affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings. On January 25, 2019, the Company filed a petition for writ of certiorari in the Supreme Court of the United States asking the court to review the ruling by the Ninth Circuit.
On January 24, 2019, the Company was served with a qui tam complaint that had previously been unsealed in the Eastern District of Texas, alleging that the Company and its subsidiary, U.S. Oncology, Inc., among others, received payments for unnecessary medical services in violation of the False Claims Act and the Texas Medicaid Fraud Prevention Act. United States ex rel. Nguyen v. McKesson Corp., et al., No. 4:15-00814. Previously, the United States and Texas declined to intervene in the case.
On December 12, 2018, the Company was served with a class action complaint in the United States District Court for the Northern District of California, alleging that McKesson and several of its officers violated the Securities Exchange Act of 1934 by reporting profits and revenues from 2013 until early 2017 that were false and misleading, due to an alleged conspiracy to fix the prices of generic drugs. Evanston Police Pension Fund v. McKesson Corporation, No. 3:18-06525. On December 26, 2018, several plaintiffs filed motions for appointment as lead plaintiff with the court.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

From time to time, the Company receives subpoenas or requests for information from various government agencies. For example, in January 2019, the Company was served with a subpoena by the U.S. Department of Health and Human Services, Office of Inspector General, related to the Company’s participation in the Medicaid Drug Rebate Program. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely matter. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry.
New York Opioid Statute
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that we may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York.  The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. On January 17, 2019, the State filed a notice of appeal. In addition, other states are considering legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states. These proposed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted.

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
During the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92. During the second quarter of 2019, we repurchased 4.6 million of the Company’s shares for $580 million through open market transactions at an average price per share of $127.39. During the third quarter of 2019, we repurchased 2.0 million of the Company’s shares for $250 million through open market transactions at an average price per share of $125.53.

In December 2018, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. As of December 31, 2018, we received 1.6 million shares (or $200 million at the initial per share price of $122.15) representing the initial number of shares due under the December 2018 ASR program. The total number of shares to be ultimately repurchased by the Company under the December 2018 ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of the Company’s common stock during this program, less a discount. The program is anticipated to be completed during the fourth quarter of 2019. The total authorization outstanding for repurchases of the Company’s common stock was $3.7 billion at December 31, 2018.

During the third quarter of 2019, we retired 5.0 million or $542 million of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $472 million and $70 million during the third quarter of 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

 Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2018	2017	2018	2017
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax benefit of nil, nil, nil and nil (2) (3)	$(188)	$30	$(456)	$715
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	(188)	30	(456)	715

Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of ($27), $9, ($85) and $78 (4)	75	(19)	240	(127)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	75	(19)	240	(127)
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax (expense) benefit of ($5), $2, ($5) and $2	35	(16)	37	(5)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	35	(16)	37	(5)
Changes in retirement-related benefit plans (5)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, nil, nil and nil	—	—	—	—
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense (benefit) of ($1), nil, $1 and nil (6)	1	1	5	3
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	2	—	10	(10)
	3	1	15	(7)

Other comprehensive income (loss), net of tax	$(75)	$(4)	$(164)	$576

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiary, McKesson Europe, into the Company’s reporting currency, U.S. dollars, during the third quarters and first nine months of 2019 and 2018.

(2)
During the third quarter and first nine months of 2019, the net foreign currency translation losses were primarily due to the weakening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from April 1, 2018 to December 31, 2018. During the third quarter of 2018, the net foreign currency translation gains were primarily due to the strengthening of the Euro against the U.S. dollar from October 1, 2017 to December 31, 2017. The net foreign currency translation gains during the first nine months of 2018 were primarily due to the strengthening of the Euro, Canadian dollar and British pound sterling against the U.S. dollar from April 1, 2017 to December 31, 2017.

(3)
The third quarter and first nine months of 2019 include net foreign currency translation losses of $11 million and $57 million and the third quarter and first nine months of 2018 include net foreign currency translation gains of $12 million and $160 million attributable to redeemable noncontrolling interests.

(4)
The third quarter and first nine months of 2019 include foreign currency gains of $39 million and $223 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gains of $63 million and $102 million on the net investment hedges from the cross-currency swaps. The third quarter and first nine months of 2018 include foreign currency losses of $28 million and $205 million on the net investment hedges from the €1.20 billion Euro-denominated notes and £450 million British pound sterling-denominated notes.

(5)
The third quarter and first nine months of 2019 include net actuarial gains of nil and $2 million and the third quarter and first nine months of 2018 include net actuarial losses of nil and $1 million, which are attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the third quarter and nine months of 2019 is as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(1,480)	$(23)	$(59)	$(200)	$(1,762)

Other comprehensive income (loss) before reclassifications	(188)	75	35	2	(76)
Amounts reclassified to earnings and other	—	—	—	1	1
Other comprehensive income (loss)	(188)	75	35	3	(75)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(11)	—	—	—	(11)
Other comprehensive income (loss) attributable to McKesson	(177)	75	35	3	(64)
Balance at December 31, 2018	$(1,657)	$52	$(24)	$(197)	$(1,826)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)

Other comprehensive income (loss) before reclassifications	(456)	240	37	10	(169)
Amounts reclassified to earnings	—	—	—	5	5
Other comprehensive income (loss)	(456)	240	37	15	(164)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(57)	—	—	2	(55)
Other comprehensive income (loss) attributable to McKesson	(399)	240	37	13	(109)
Balance at December 31, 2018	$(1,657)	$52	$(24)	$(197)	$(1,826)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

17.	Related Party Balances and Transactions
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
Refer to Financial Note 5, “Healthcare Technology Net Asset Exchange,” for information regarding related party balances and transactions with Change Healthcare.

18.	Segments of Business
Commencing in the first quarter of 2019, a new segment reporting structure was implemented, and we report our financial results in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other also on a retrospective basis. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2018	2017	2018	2017
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$44,279	$41,969	$126,866	$122,854
European Pharmaceutical Solutions (1)	6,911	6,989	20,485	20,144
Medical-Surgical Solutions (1)	2,012	1,693	5,663	4,886
Other	3,006	2,966	8,876	8,845
Total Revenues	$56,208	$53,617	$161,890	$156,729

Operating profit (8)
U.S. Pharmaceutical and Specialty Solutions (2)	$671	$565	$1,824	$1,750
European Pharmaceutical Solutions (3)	26	16	(524)	(496)
Medical-Surgical Solutions	136	123	334	349
Other (4) (5) (6)	74	180	283	271
Total	907	884	1,917	1,874
Corporate Expenses, Net (7)	(190)	(120)	(480)	(337)
Interest Expense	(67)	(67)	(194)	(204)
Income from Continuing Operations Before Income Taxes	$650	$697	$1,243	$1,333

Revenues, net by geographic area
United States	$46,523	$43,849	$133,186	$128,517
Foreign	9,685	9,768	28,704	28,212
Total Revenues	$56,208	$53,617	$161,890	$156,729

(1)
Revenues derived from services represent less than 1% of our U.S. Pharmaceutical and Specialty Solutions segment’s total revenues, less than 10% of our European Pharmaceutical Solutions segment’s total revenues and less than 1% of our Medical-Surgical Solutions segment’s total revenues.

(2)
Our U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for the third quarter and first nine months of 2019 includes $21 million and $64 million, and for the third quarter and first nine months of 2018 includes $2 million and $5 million pre-tax credits related to our last-in, first-out (“LIFO”) method of accounting for inventories. The higher LIFO inventory credits for the third quarter and first nine months of 2019 were primarily due to lower full year expectations for the net price increases compared to the same periods a year ago. Operating profit for the third quarter and first nine months of 2019 also includes $104 million and $139 million of cash receipts for our share of antitrust legal settlements and a $60 million pre-tax charge related to a customer bankruptcy. In addition, operating profit for the first nine months of 2018 includes a pre-tax gain of $43 million ($26 million after-tax) recognized from the 2018 second quarter sale of an equity investment.

(3)
European Pharmaceutical Solutions segment’s operating profit for the first nine months of 2019 includes non-cash goodwill impairment charges (pre-tax and after-tax) of $570 million. European Pharmaceutical Solutions segment’s operating profit for the first nine months of 2018 includes pre-tax charges of $242 million ($202 million after-tax) primarily related to the impairment of certain long-lived assets and employee severance for our U.K. retail businesses as well as the previously discussed non-cash goodwill impairment charge (pre-tax and after-tax) of $350 million.

(4)
Operating profit for Other for the third quarter and first nine months of 2019 includes goodwill and long-lived asset impairment charges of $56 million (pre-tax and after-tax) recognized for our Rexall Health retail business. The first nine months of 2019 operating profit for Other include pre-tax restructuring and asset impairment charges of $89 million ($83 million after-tax) primarily associated with the closure of retail pharmacy stores within our Canadian business. The first nine months of 2019 includes a pre-tax and after-tax gain from escrow settlement of $97 million representing certain indemnity and other claims related to our 2017 third quarter acquisition of Rexall Health. In addition, operating profit for the third quarter and first nine months of 2019 includes a pre-tax gain of $56 million ($41 million after-tax) recognized from the 2019 third quarter sale of an equity investment.

(5)
Operating profit for Other for the first nine months of 2019 includes a pre-tax credit of $90 million ($66 million after-tax) representing the derecognition of the TRA liability payable to the shareholders of Change. Operating profit for Other also includes our proportionate share of loss from Change Healthcare of $50 million and $162 million for the third quarter and first nine months of 2019, and $90 million and $271 million for the third quarter and first nine months of 2018.

(6)
Operating profit for Other for the third quarter and first nine months of 2018 includes a pre-tax gain of $109 million ($30 million after-tax) from the 2018 third quarter sale of our EIS business and a pre-tax credit of $46 million ($30 million after-tax) representing a reduction in our TRA liability. Additionally, operating profit for Other for the first nine months of 2018 includes a pre-tax gain of $37 million ($22 million after-tax) from the Healthcare Technology Net Asset Exchange related to the final net working capital and other adjustments.

(7)
Corporate expenses, net, for the third quarter and first nine months of 2019 include a pre-tax restructuring charge of $31 million ($23 million after-tax) related to our corporate headquarters relocation announced during the third quarter of 2019.

(8)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
2019 Operating Segments
Commencing in the first quarter of 2019, a new segment reporting structure was implemented, and we report our financial results in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other also on a retrospective basis. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Refer to Financial Note 18, “Segments of Business” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Quarter Ended December 31,				Nine Months Ended December 31,
	2018	2017	Change		2018	2017	Change
Revenues	$56,208	$53,617	5%		$161,890	$156,729	3%

Gross Profit	2,970	2,715	9		8,553	8,109	5

Gross Profit Margin	5.28	5.06	22	bp	5.28	5.17	11	bp

Operating Expenses:
Operating Expenses	(2,156)	(1,984)	9%		(6,219)	(5,920)	5%
Goodwill Impairment Charges	(21)	—	NM		(591)	(350)	69
Restructuring and Asset Impairment Charges	(110)	(6)	NM		(288)	(242)	19
Gain from Sale of Business	—	109	(100)		—	109	(100)
Total Operating Expenses	(2,287)	(1,881)	22%		(7,098)	(6,403)	11%

Operating Expenses as a Percentage of Revenues	4.07	3.51	56	bp	4.38	4.09	29	bp

Other Income, Net	84	20	320%		144	102	41%

Loss from Equity Method Investment in Change Healthcare	(50)	(90)	(44)		(162)	(271)	(40)

Interest Expense	(67)	(67)	—		(194)	(204)	(5)

Income from Continuing Operations Before Income Taxes	650	697	(7)		1,243	1,333	(7)
Income Tax (Expense) Benefit	(123)	263	(147)		(245)	46	(633)
Income from Continuing Operations	527	960	(45)		998	1,379	(28)
(Loss) Income from Discontinued Operations, Net of Tax	(1)	1	(200)		1	3	(67)
Net Income	526	961	(45)		999	1,382	(28)
Net Income Attributable to Noncontrolling Interests	(57)	(58)	(2)		(169)	(169)	—
Net Income Attributable to McKesson Corporation	$469	$903	(48)%		$830	$1,213	(32)%

Diluted Earnings Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.41	$4.32	(44)%		$4.17	$5.75	(27)%
Discontinued Operations	(0.01)	0.01	(200)		0.01	0.01	—
Total	$2.40	$4.33	(45)%		$4.18	$5.76	(27)%

Weighted Average Diluted Common Shares	195	208	(6)%		199	210	(5)%
bp - basis points
NM - not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues
Revenues increased in 2019 primarily due to market growth, including expanded business with existing customers and our business acquisitions including our 2019 first quarter acquisition of Medical Specialties Distributors LLC (“MSD”), partially offset by loss of customers within our U.S. Pharmaceutical and Specialty Solutions segment. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross Profit
Gross profit increased in 2019 due to market growth, partially offset by loss of customers. In addition, gross profit and gross profit margin for the third quarter and first nine months of 2019 were favorably affected by net cash proceeds representing our share of antitrust legal settlements of $104 million and $139 million, our business acquisitions and higher last-in, first-out (“LIFO”) credits, as further discussed below. Gross profit and gross profit margin for 2019 were unfavorably affected by the government reimbursement reductions in the United Kingdom (“U.K.”) and generics price decline in Canada. Gross profit and gross profit margin for the nine months of 2019 were also unfavorably affected by the 2018 third quarter sale of our Enterprise Information Solutions (“EIS”) business.
LIFO inventory credits were $21 million and $2 million in the third quarters of 2019 and 2018 and $64 million and $5 million in the first nine months of 2019 and 2018. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense or benefit is based on our estimates of annual LIFO expense or benefit which are impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense or benefit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. The higher LIFO inventory credits for the third quarter and first nine months of 2019 were primarily due to lower full year expectations for the net price increases compared to the same periods a year ago.
Operating Expenses
Operating expenses, and operating expenses as a percentage of revenues increased for the third quarter and first nine months of 2019 compared to the same periods a year ago. Operating expenses for 2019 and 2018 were affected by the following significant items:
2019

•
Pre-tax restructuring and asset impairment charges of $110 million ($92 million after-tax) for the third quarter of 2019 and $288 million ($244 million after-tax) for the first nine months of 2019, primarily representing employee severance and exit-related costs related to our strategic growth initiative and asset impairment charges, as further discussed below;

•
Non-cash goodwill impairment charges of $570 million (pre-tax and after-tax) recognized in the first quarter of 2019 related to our two reporting units within the European Pharmaceutical Solutions segment, and $21 million (pre-tax and after-tax) recognized in the third quarter of 2019 related to our Rexall Health reporting unit included in Other, as further described below;

•
Gain from an escrow settlement of $97 million (pre-tax and after-tax) recognized in the first quarter of 2019 representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health;

•
A pre-tax credit of $90 million ($66 million after-tax) recognized in the second quarter of 2019 related to the derecognition of a tax receivable agreement (“TRA”) payable to the shareholders of Change Healthcare Holdings, Inc. (“Change”);

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

•	Higher operating expenses due to our business acquisitions for the third quarter and first nine months of 2019;

•	An increase in charges in the third quarter and first nine months of 2019 related to a customer bankruptcy; and

•	Higher opioid-related costs primarily related to litigation expenses for the third quarter and first nine months of 2019, as further described below.
2018

•
A pre-tax gain of $109 million ($30 million after-tax) recognized from the fiscal 2018 third quarter sale of our Enterprise Information Solutions (“EIS”) business within our former (prior to the 2019 first quarter realignment in our operating segment structure) Technology Solutions segment;

•
A pre-tax credit of $46 million ($30 million after-tax) recognized in the third quarter of 2018 representing a reduction in our TRA liability within our former Technology Solutions segment as a result of the enactment of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”);

•
Pre-tax restructuring and asset impairment charges of $6 million ($5 million after-tax) for the third quarter of 2018 and pre-tax restructuring and asset impairment charges of $242 million ($202 million after-tax) for the first nine months of 2018, primarily representing asset impairment charges (as further described below), exit-related costs and employee severance related to McKesson Europe’s U.K. retail business;

•
Non-cash goodwill impairment charges of $350 million (pre-tax and after-tax) recognized in the second quarter of 2018 related to our McKesson Europe AG (“McKesson Europe”) reporting unit, within our former (prior to the 2019 first quarter realignment in our operating segment structure) Distribution Solutions segment; and

•
A pre-tax gain of $37 million ($22 million after-tax) for the first nine months of 2018, which was recognized in the first quarter of 2018 upon the finalization of net working capital and other adjustments related to the fourth quarter 2017 contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the Change Healthcare joint venture.

Strategic Growth Initiative
On April 25, 2018, the Company announced a strategic growth initiative (the “Growth Initiative”) intended to drive long-term incremental profit growth and increase operational efficiency. The initiative consists of multiple growth priorities and plans to optimize the Company’s operating models and cost structures primarily through centralization and outsourcing of certain administrative functions and cost management.
As part of the preliminary phase of the Growth Initiative, we committed to implement certain actions including a reduction in workforce, facility consolidation and store closures, which will be substantially completed by 2020. In connection with this preliminary phase, we expect to record total after-tax charges of approximately $150 million to $210 million. We recorded pre-tax charges of $19 million ($14 million after-tax) during the third quarter of 2019, and $130 million ($114 million after-tax) during the first nine months of 2019. The charges primarily represent employee severance, exit-related costs and asset impairment charges. Estimated remaining charges primarily consist of exit-related costs.
On November 30, 2018, the Company announced that its corporate headquarters will be relocated from San Francisco, California to Las Colinas, Texas to improve efficiency, collaboration and cost competitiveness, effective April 1, 2019. We anticipate that the relocation will be completed by the fourth quarter of 2021. As a result, during the third quarter of 2019, we recorded a pre-tax charge of $31 million ($23 million after-tax) primarily representing employee severance. We expect to record total pre-tax charges of approximately $60 million to $120 million. The estimated remaining charges primarily consists of lease exit costs and employee retention and relocation expenses.
As part of the Growth Initiative, we expanded the existing outsourcing arrangement with a third-party vendor in December 2018. We continue to commit to achieve operational efficiency through further centralization of certain functions and outsourcing.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Asset Impairment Charges
During the third quarter of 2019, we performed an interim impairment test of long-lived assets for our Rexall Health retail business due to the decline in the estimated future cash flows primarily driven by a lower projected overall growth rate resulting from the ongoing impact of government regulations. As a result, we recognized a non-cash charge of $35 million (pre-tax and after-tax) to impair certain long-lived assets at retail stores and certain intangible assets (primarily customer relationships).

During the first quarter of 2019, we performed an interim impairment test of long-lived assets primarily for our U.K. retail business due to the decline in the estimated future cash flows driven by additional U.K. government reimbursement reductions announced on June 29, 2018. As a result, we recognized a non-cash pre-tax charge of $20 million ($16 million after-tax) to impair the carrying value of certain intangible assets (primarily pharmacy licenses).
During the second quarter of 2018, we performed an interim impairment test of long-lived assets primarily for our U.K. retail business due to the decline in the estimated future cash flows driven by government reimbursement reductions in the U.K. As a result, we recognized a non-cash pre-tax charge of $189 million ($157 million after-tax) to impair the carrying value of certain intangible assets (notably pharmacy licenses) and store assets (primarily fixtures).

Refer to Financial Note 2, “Restructuring and Asset Impairment Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Opioid-Related Costs
As previously disclosed, the Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. In addition, legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that we may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York.  On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law.  On January 17, 2019, the State filed a notice of appeal.  In addition, other states are considering legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states. These proposed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted.  Operating expenses for the third quarter and first nine months of 2019 include opioid-related costs of $20 million ($15 million after-tax), and $96 million ($75 million after-tax) primarily related to litigation expenses. Refer to Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
2019 Goodwill Impairments
Upon the first quarter 2019 segment changes, our European Pharmaceutical Solutions segment was split into two distinct reporting units - retail pharmacy operations (“Consumer Solutions”) and wholesale operations (“Pharmacy Solutions”). As a result, we were required to perform a goodwill impairment test for these two new reporting units and recorded a non-cash goodwill impairment charge of $238 million (pre-tax and after-tax) in the first quarter of 2019 primarily because the estimated fair value of the Pharmacy Solutions reporting unit was determined to be lower than its reassigned carrying value. Additionally, during the first quarter of 2019, these two reporting units had a decline in the estimated future cash flows primarily driven by additional U.K. government reimbursement reductions which were announced on June 29, 2018. Accordingly, we performed an interim goodwill impairment test for these reporting units. As a result, the estimated fair value of these reporting units was determined to be lower than the carrying value and we recorded non-cash goodwill impairment charges of $332 million (pre-tax and after-tax) primarily for our Consumer Solutions reporting unit within the European Pharmaceutical Solutions segment. During the third quarter of 2019, we also recorded a non-cash goodwill impairment charge of $21 million (pre-tax and after-tax) for our Rexall Health reporting unit, included in Other. The charges were recorded under the caption, “Goodwill Impairment Charges” within operating expenses in the accompanying condensed consolidated statements of operations. At December 31, 2018, our Consumer Solutions and Pharmacy Solutions reporting units’ remaining goodwill balances were $461 million and $732 million.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Other risks, expenses and future developments, such as additional government reimbursement reductions, increased regulatory uncertainty including the impact of the U.K.’s potential exit from the European Union (commonly referred to as “Brexit”) and material changes in key market assumptions that we were unable to anticipate as of the testing date may require us to further revise the projected cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges in future reporting periods. Refer to Financial Note 3, “Goodwill Impairment Charges” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Other Income, Net: Other income, net, for the third quarter and first nine months of 2019 increased compared to the same periods a year ago primarily due to higher gains recognized from the sales of investments.
Loss from Equity Method Investment in Change Healthcare: Our investment in Change Healthcare is accounted for using the equity method of accounting. Our proportionate share of loss from equity method investment in Change Healthcare was $50 million and $90 million for the third quarters of 2019 and 2018, and $162 million and $271 million for the first nine months of 2019 and 2018. Our proportionate share of loss for 2019 and 2018 includes amortization expenses associated with equity method intangible assets and integration expenses incurred by the joint venture and for 2018 also includes certain transaction expenses. The amounts are recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our condensed consolidated statements of operations. Refer to Financial Note 5, “Healthcare Technology Net Asset Exchange,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which primarily included transaction and integration expenses that were directly related to business acquisitions, were $52 million and $43 million in the third quarters of 2019 and 2018 and $167 million and $95 million for the first nine months of 2019 and 2018. The first nine months of 2018 also includes a pre-tax gain of $37 million ($22 million after-tax) associated with the final net working capital and other adjustments related to Healthcare Technology Net Asset Exchange.
Acquisition-related expenses and adjustments were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Operating Expenses
Integration related expenses	$26	$12	$77	$27
Restructuring, severance and relocation	—	12	4	18
Transaction closing expenses	1	—	3	11
Gain on Healthcare Technology Net Asset Exchange	—	—	—	(37)
Other Expenses (1)	25	19	83	76
Acquisition-Related Expenses and Adjustments	$52	$43	$167	$95

(1)
Includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, excluding certain fair value adjustments, which was recorded within “Loss from Equity Method Investment in Change Healthcare”.

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and the Healthcare Technology Net Asset Exchange were $197 million and $193 million for the third quarters of 2019 and 2018, and $594 million and $584 million for the first nine months of 2019 and 2018. The amounts are primarily recorded in operating expenses and under the caption, “Loss from Equity Method Investment in Change Healthcare”.
Income Taxes: Our reported income tax expense rates for the third quarter and first nine months of 2019 were 18.9% and 19.7% compared to income tax benefit rates of 37.7% and 3.5% for the third quarter and first nine months of 2018. Fluctuations in our reported income tax rates are primarily due to discrete items mainly driven by the impact of the 2017 Tax Act, the impact of nondeductible impairment charges, changes within our business mix of income and the effect of an intercompany sale of software.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

During the third quarter and first nine months of 2019, income tax expense related to continuing operations was $123 million and $245 million and included net discrete tax benefits of $31 million and $138 million. During the third quarter and first nine months of 2018, income tax benefit related to continuing operations was $263 million and $46 million and included net discrete tax benefits of $424 million and $420 million.
Our discrete tax benefits for the third quarter of 2019 included $58 million of tax benefits primarily related to a change in a tax method for inventory rebates approved by the tax authorities during the quarter, partially offset by $27 million of tax expense related to the impact of the 2017 Tax Act. Our discrete tax benefits for the third quarter of 2018 included a provisional $370 million related to the impact of the 2017 Tax Act and other discrete tax benefits of $54 million primarily related to the conclusion of certain tax audits.
During the first nine months of 2019, no tax benefit was recognized for the 2019 pre-tax charge of $591 million to impair the carrying value of goodwill for our two reporting units within the European Pharmaceutical Solutions segment and Rexall Health reporting unit. Refer to Financial Note 3, “Goodwill Impairment Charges,” within operating expenses in the accompanying condensed consolidated statement of operations.
On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which was comprehensive new tax legislation. The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with this guidance, we recognized a tax benefit of $1,324 million in prior periods due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate. During the third quarter and first nine months of 2019, we have not made any measurement period adjustments to this amount. We recognized tax expense of $457 million in prior periods for the one-time transition tax on certain accumulated earnings and profits of our foreign subsidiaries resulting from the 2017 Tax Act. During the third quarter and first nine months of 2019, we recognized a discrete tax expense of $10 million and a discrete tax benefit of $5 million in measurement period adjustments to the one-time transition tax on certain accumulated earnings and profits of our foreign subsidiaries. Our accounting for the impact of the 2017 Tax Act has now been completed as of the period ending December 31, 2018.
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
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the third quarters and first nine months of 2019 and 2018, primarily represents ClarusONE, Vantage Oncology Holdings, LLC and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $469 million and $903 million for the third quarters of 2019 and 2018 and $830 million and $1,213 million for the first nine months of 2019 and 2018. Diluted earnings per common share attributable to McKesson Corporation was $2.40 and $4.33 in the third quarters of 2019 and 2018 and $4.18 and $5.76 in the first nine months of 2019 and 2018. Our 2019 and 2018 diluted earnings per share reflect the cumulative effects of share repurchases.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 195 million and 208 million for the third quarters of 2019 and 2018 and 199 million and 210 million in the first nine months of 2019 and 2018. Weighted average diluted shares for 2019 decreased from 2018 primarily reflecting common stock repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Results:
Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2018	2017	Change	2018	2017	Change
U.S. Pharmaceutical and Specialty Solutions	$44,279	$41,969	6%	$126,866	$122,854	3%
European Pharmaceutical Solutions	6,911	6,989	(1)	20,485	20,144	2
Medical-Surgical Solutions	2,012	1,693	19	5,663	4,886	16
Other	3,006	2,966	1	8,876	8,845	—
Total Revenues	$56,208	$53,617	5%	$161,890	$156,729	3%
U.S. Pharmaceutical and Specialty Solutions
U.S. Pharmaceutical and Specialty Solutions revenues increased 6% for the third quarter and 3% for the first nine months of 2019 primarily due to market growth, including expanded business with existing customers, growth of specialty pharmaceuticals and our business acquisitions, partially offset by loss of customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
European Pharmaceutical Solutions
European Pharmaceutical Solutions revenues decreased 1% for the third quarter and increased 2% for the first nine months of 2019 compared to the same periods a year ago. Excluding the effects of foreign currency exchange fluctuations, this segment’s revenues increased 2% for the third quarter of 2019 and 1% for the first nine months of 2019 primarily due to market growth and business acquisitions, partially offset by the retail pharmacy closures and additional government reimbursement reductions in the U.K. Revenues for the first nine months of 2019 were also unfavorably affected by the competitive environment in France and lower generics sales volume in the U.K.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the third quarter and first nine months of 2019 increased 19% and 16% compared to the same periods a year ago primarily due to market growth and our 2019 first quarter acquisition of MSD.
Other
Revenues in Other for the third quarter and first nine months of 2019 increased 1% and was flat compared to the same periods a year ago. Revenues in Other for the third quarter and first nine months of 2019 increased primarily due to growth in our Canadian and McKesson Prescription Technology Solutions (“MRxTS”) businesses and the effects of acquisitions in Canada. These increases for 2019 are partially offset by unfavorable effects of foreign currency exchange fluctuations of 4% and 2%, the effect of generics price decline and retail pharmacy closures related to our Canadian business. In addition, revenues in Other for the first nine months of 2019 were negatively impacted by the 2018 third quarter sale of our EIS business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2018	2017	Change		2018	2017	Change
Segment Operating Profit (1)
U.S. Pharmaceutical and Specialty Solutions	$671	$565	19%		$1,824	$1,750	4%
European Pharmaceutical Solutions (2)	26	16	63		(524)	(496)	6
Medical-Surgical Solutions	136	123	11		334	349	(4)
Other	74	180	(59)		283	271	4
Subtotal	907	884	3		1,917	1,874	2
Corporate Expenses, Net	(190)	(120)	58		(480)	(337)	42
Interest Expense	(67)	(67)	—		(194)	(204)	(5)
Income from Continuing Operations Before Income Taxes	$650	$697	(7)%		$1,243	$1,333	(7)%

Segment Operating Profit Margin
U.S. Pharmaceutical and Specialty Solutions	1.52%	1.35%	17	bp	1.44%	1.42%	2	bp
European Pharmaceutical Solutions	0.38	0.23	15		(2.56)	(2.46)	(10)
Medical-Surgical Solutions	6.76	7.27	(51)		5.90	7.14	(124)
bp - basis points

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.

(2)
Operating profit of our European Pharmaceutical Solutions segment for the first nine months of 2019 and 2018 includes pre-tax goodwill impairment charges of $570 million and $350 million, and for the first nine months of 2018 also includes a pre-tax long-lived asset impairment charge of $189 million related to the U.K. retail business.

Segment Operating Profit
U.S. Pharmaceutical and Specialty Solutions: Operating profit increased for this segment for the third quarter and first nine months of 2019 primarily due to market growth, partially offset by loss of customers. Operating profit and operating profit margin for the third quarter and first nine months of 2019 benefited from the net cash proceeds representing our share of antitrust legal settlements and higher LIFO credits. Operating profit for the third quarter and first nine months of 2019 includes a $60 million pre-tax charge related to a customer bankruptcy and a reversal of the previously accrued estimated liability under the New York State OSA. In addition, operating profit for the first nine months of 2018 included a pre-tax gain of $43 million recognized from the second quarter 2018 sale of an equity method investment.
European Pharmaceutical Solutions: Operating profit and operating profit margin increased for the third quarter of 2019 primarily due to market growth in our distribution businesses and higher income from an equity method investment, partially offset by the effect of government reimbursement reductions in the U.K. Operating profit and operating profit margin decreased for the first nine months of 2019 primarily due to higher goodwill impairment charges recorded in 2019 compared to 2018, the effect of government reimbursement reductions and lower generics sales volume in the U.K. and the increased competition in France. These decreases for the first nine months of 2019 were partially offset by the long-lived asset impairment charges recognized for our U.K. retail business in 2018.
Medical-Surgical Solutions: Operating profit for this segment increased for the third quarter of 2019 primarily due to market growth, partially offset by higher restructuring charges. Operating profit decreased for the first nine months of 2019 primarily due to higher restructuring charges and an increase in bad debt expenses, partially offset by market growth. Operating profit margin for the third quarter and first nine months of 2019 decreased primarily due to higher restructuring charges and changes in our mix of business. In addition, operating profit margin for the third quarter of 2019 was favorably affected by ongoing cost management.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Other:
Operating profit for Other decreased for the third quarter of 2019 and increased for the first nine months of 2019. Operating profit for Other in 2019 and 2018 is affected by the following significant items:
2019

•	Goodwill and long-lived asset impairment charges of $56 million (pre-tax) recognized for our Rexall Health retail business in the third quarter of 2019;

•	Pre-tax gain of $56 million from the divestiture of an equity investment recognized in the third quarter of 2019;

•	Market growth in our MRxTS business during the third quarter and first nine months of 2019;

•
Lower amount of our proportionate share of losses from our equity method investment in Change Healthcare during the third quarter and first nine months of 2019, compared to the same prior year periods;

•	Escrow settlement gain of $97 million (pre-tax) related to our 2017 acquisition of Rexall Health recognized in the first nine months of 2019;

•	$90 million pre-tax credit resulting from the derecognition of a TRA liability payable to the shareholders of Change recognized in the first nine months of 2019;

•	Higher restructuring and asset impairment charges related to closures of our retail pharmacy stores in Canada during the first nine months of 2019, compared to the same period in 2018;

•	Lower operating profit due to the 2018 third quarter sale of our EIS business during the first nine months of 2019, compared to the same prior year period; and

•	Generics price decline in Canada during the third quarter and first nine months of 2019.
2018

•	$109 million pre-tax gain from the sale of our EIS business in the third quarter of 2018;

•	$46 million pre-tax credit representing a reduction of our TRA liability related to the adoption of the 2017 Tax Act in the third quarter of 2018; and

•
Pre-tax gain of $37 million resulting from the finalization of net working capital and other adjustments related to the contribution of the Core MTS Business to Change Healthcare in the first nine months of 2018.

Corporate: Corporate expenses, net, increased for the third quarter and first nine months of 2019 primarily due to an increase in opioid-related costs and higher restructuring-related charges. Corporate expenses, net, for the third quarter of 2019 include a pre-tax charge of $31 million (primarily employee severance) related to the Company’s announcement of its headquarters relocation in the third quarter of 2019.
Interest Expense: Interest expense for the third quarter of 2019 was flat primarily due to the refinancing of debt at lower interest rates, fully offset by increased short-term borrowings and long-term debt. Interest expense for the first nine months of 2019 decreased primarily due to the refinancing of debt at lower interest rates, partially offset by increased short-term borrowings and long-term debt.

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
Operating activities generated cash of $141 million and $1,321 million during the first nine months of 2019 and 2018. Operating activities for the first nine months of 2019 and 2018 were affected by increases in receivables, inventories and draft and accounts payable primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms. Operating activities for the first nine months of 2019 also include a non-cash derecognition of the TRA liability of $90 million.
Investing activities utilized cash of $1,151 million and $1,952 million during the first nine months of 2019 and 2018. Investing activities for 2019 include $866 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD. Investing activities for 2019 also included $97 million cash received as a result of resolving certain indemnity and other claims related to our 2017 acquisition of Rexall Health. Investing activities for 2018 included $1,979 million of cash paid for acquisitions, including $1.3 billion for our acquisition of CoverMyMeds LLC and a $126 million cash payment received related to the Healthcare Technology Net Asset Exchange. Investing activities for 2019 and 2018 also included receipts of $81 million and $329 million of net cash proceeds from the sale of businesses and investments.
Financing activities provided cash of $317 million and utilized cash of $1,147 million during the first nine months of 2019 and 2018. Financing activities for 2019 include cash receipts of $30,392 million and payments of $29,346 million for short-term borrowings, primarily commercial paper. Financing activities for 2019 also include cash receipts from issuance of long-term debt of $1,099 million. Financing activities for the first nine months of 2018 included cash receipts of $12,699 million and payments of $12,133 million for short-term borrowings. Additionally, financing activities for the first nine months of 2019 and 2018 include $1,388 million and $951 million of cash paid for stock repurchases, including shares surrendered for tax withholding. Financing activities for 2019 and 2018 also include $216 million and $192 million of cash paid for dividends.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

During the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92. During the second quarter of 2019, we repurchased 4.6 million of the Company’s shares for $580 million through open market transactions at an average price per share of $127.39. During the third quarter of 2019, we repurchased 2.0 million of the Company’s shares for $250 million through open market transactions at an average price per share of $125.53.

In December 2018, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. As of December 31, 2018, we received 1.6 million shares (or $200 million at the initial per share price of $122.15) representing the initial number of shares due under the December 2018 ASR program. The total number of shares to be ultimately repurchased by the Company under the December 2018 ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of the Company’s common stock during this program, less a discount. The program is anticipated to be completed during the fourth quarter of 2019. The total authorization outstanding for repurchases of the Company’s common stock was $3.7 billion at December 31, 2018.

During the third quarter of 2019, we retired 5.0 million or $542 million of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $472 million and $70 million during the third quarter of 2019.

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

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2018	March 31, 2018
Cash, cash equivalents and restricted cash	$1,849	$2,672
Working capital	895	451
Debt to capital ratio (1)	47.0%	40.6%
Return on McKesson stockholders’ equity (2)	(3.2)	0.6

(1)
Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests and accumulated other comprehensive income (loss).

(2)
Ratio is computed as net income (loss) attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests.

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
Our cash and cash equivalents balance as of December 31, 2018 included approximately $893 million of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.

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
Our debt to capital ratio increased in 2019 primarily due to an increase in short-term borrowings and long-term debt.
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
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.40 billion at December 31, 2018, which exceeded the maximum redemption value of $1.26 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their McKesson Europe shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests.
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amount will be paid as specified currently in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remain unadjusted. Noncontrolling shareholders of McKesson Europe appealed this decision. McKesson Europe also appealed the decision. If upon final resolution of the appeal an upwards adjustment is ordered, we would be required to make certain additional payments for any shortfall to all McKesson Europe noncontrolling shareholders who previously received amounts under the Domination Agreement.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the first quarter of 2019, we repurchased 2.0 million of the Company’s shares for $297 million through open market transactions at an average price per share of $147.92. During the second quarter of 2019, we repurchased 4.6 million of the Company’s shares for $580 million through open market transactions at an average price per share of $127.39. During the third quarter of 2019, we repurchased 2.0 million of the Company’s shares for $250 million through open market transactions at an average price per share of $125.53.

McKESSON CORPORATION

In December 2018, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. As of December 31, 2018, we received 1.6 million shares (or $200 million at the initial per share price of $122.15) representing the initial number of shares due under the December 2018 ASR program. The total number of shares to be ultimately repurchased by the Company under the December 2018 ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of the Company’s common stock during this program, less a discount. The program is anticipated to be completed during the fourth quarter of 2019. The total authorization outstanding for repurchases of the Company’s common stock was $3.7 billion at December 31, 2018.

During the third quarter of 2019, we retired 5.0 million or $542 million of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $472 million and $70 million during the third quarter of 2019.

The following table provides information on the Company’s share repurchases during the third quarter of 2019.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2018 – October 31, 2018	—	$—	—	$4,219
November 1, 2018 – November 30, 2018	0.6	125.53	0.6	4,144
December 1, 2018 – December 31, 2018	3.0	123.71 (2)	3.0	3,719
Total	3.6		3.6

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)
The average price paid per share computation includes the initial share settlement of 1.6 million shares from the December 2018 ASR program, of which the actual average price of shares will be determined at the termination of the program in the fourth quarter of 2019.

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	January 31, 2019	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	January 31, 2019	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller