Form 10-K
period 2019-03-31
MCKESSON CORP
filed 2019-05-15
CIK 927653

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-13252
McKESSON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3207296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 State Hwy 161, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)
(972) 446-4800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common stock, $0.01 par value	MCK	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2018, was approximately $26 billion.
Number of shares of common stock outstanding on April 30, 2019: 189,961,556
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.	Business.
General
McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns), currently ranked 6th on the FORTUNE 500, is a global leader in healthcare supply chain management solutions, retail pharmacy, healthcare technology, community oncology and specialty care. We partner with life sciences companies, manufacturers, providers, pharmacies, governments and other healthcare organizations to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively.
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
Business Segments
Commencing in the first quarter of 2019, we changed our operating structure into three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. We have reported our financial results on a retrospective basis in this Annual Report on Form 10-K to reflect the new operating structure.

Our U.S. Pharmaceutical and Specialty Solutions segment distributes branded, generic, specialty, biosimilar and over-the-counter (“OTC”) pharmaceutical drugs and other healthcare-related products. This segment provides practice management, technology, clinical support and business solutions to community-based oncology and other specialty practices. This segment also provides solutions for life sciences companies including offering multiple distribution channels and clinical trial access to specific patient populations through our network of oncology physicians. It also sells financial, operational and clinical solutions to pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services.

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

Other primarily consists of the following:

•	McKesson Canada which distributes pharmaceutical and medical products and operates Rexall Health retail pharmacies;

•	McKesson Prescription Technology Solutions (“MRxTS”) which provides innovative technologies that support retail pharmacies; and

•	Our 70% equity ownership interest in a joint venture, Change Healthcare, which is accounted for by us using the equity investment method of accounting.

McKESSON CORPORATION

U.S. Pharmaceutical and Specialty Solutions Segment:
Our U.S. Pharmaceutical and Specialty Solutions segment provides distribution and logistics services for branded, generic, specialty, biosimilar and OTC pharmaceutical drugs and other healthcare-related products to customers. This business also provides solutions and services to pharmacies, hospitals, pharmaceutical manufacturers, physicians, payers and patients throughout the United States and Puerto Rico. We also source generic pharmaceutical drugs through our joint sourcing entity, ClarusONE Sourcing Services LLP (“ClarusONE”).

Our U.S. Pharmaceutical and Specialty Solutions segment operates and serves customer through a network of 30 distribution centers, as well as a primary redistribution center, one strategic redistribution center and one repackaging facility. We invest in technology and other systems at all of our distribution centers to enhance safety and reliability and product availability. For example, we offer McKesson ConnectSM, an internet-based ordering system that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. We make extensive use of technology as an enabler to ensure customers have the right products at the right time in the right place.

To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology, which is an analytical approach that emphasizes setting high-quality objectives, collecting data and analyzing results to a fine degree in order to improve processes, reduce costs and enhance service accuracy and safety. We provide solutions to our customers including supply management technology, world-class marketing programs, managed care, repackaging products and services to help them meet their business and quality goals. We continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers.

We have three primary customer channels: (i) retail national accounts which include national and regional chains, food and drug combinations, mail order pharmacies and mass merchandisers, (ii) independent, small and medium chain retail pharmacies, and (iii) institutional healthcare providers such as hospitals, health systems, integrated delivery networks and long-term care providers.

Retail National Accounts: We provide business solutions that help retail national account customers increase revenues and profitability. Solutions include:

•
Central FillSM - Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately and at a lower cost, while reducing inventory levels and improving customer service.

•
Redistribution Centers - Two facilities totaling over 750,000 square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologics. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.

•
McKesson SynerGx® - Generic pharmaceutical purchasing program and inventory management that helps pharmacies maximize their cost savings with a broad selection of generic drugs, competitive pricing and one-stop shopping.

•
RxPakSM - Bulk-to-bottle repackaging service that leverages our purchasing scale and supplier relationships to provide pharmaceuticals at competitive prices, help increase inventory turns and reduce working capital investment.

•	Inventory Management - An integrated solution comprising forecasting software and automated replenishment technologies that reduce inventory-carrying costs.

•	ExpressRx Track™ - Pharmacy automation solution featuring state-of-the-art robotics, upgraded imaging and expanded vial capabilities, and industry-leading speed and accuracy in a small footprint.

McKESSON CORPORATION

Independent, Small and Medium Chain Retail Pharmacies: We provide managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:

•
Health Mart® - Health Mart® is a national network of more than 5,000 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees support for managed care contracting, branding and local marketing solutions, the Health Mart private label line of products, merchandising solutions and programs for enhanced patient support.

•	Health Mart Atlas® - Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.

•
McKesson Reimbursement AdvantageSM (“MRA”) - MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services and customer care.

•
McKesson OneStop Generics® - Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of generic drugs, competitive pricing and one-stop shopping.

•	Sunmark® - Complete line of more than 600 products that provide retail independent pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ - Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Sponsored Clinical Services (SCS) Network - Access to patient-support services that allow pharmacists to earn service fees and to develop stronger patient relationships.

•	McKesson RxOwnership Program - Assist independent pharmacist owners the opportunity to remain independent via succession planning and business operation loans.

Institutional Healthcare Providers: We provide electronic ordering/purchasing and supply chain management systems that help customers improve financial performance, increase operational efficiencies and deliver better patient care. Solutions include:

•	Fulfill-RxSM - Ordering and inventory management system that empowers hospitals to optimize the often complicated processes related to unit-based cabinet replenishment and inventory management.

•	Asset Management - Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.

•
SKY Packaging - Blister, Unit of Use and Unit dose packaging containing the most widely prescribed dosages and strengths in generic oral-solid medications. SKY Packaging enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.

•	McKesson Plasma and Biologics - A full portfolio of plasma-derivatives and biologic products.

•	McKesson OneStop Generics® - Described above.

This segment also provides a range of solutions to oncology and other specialty practices operating in communities across the country, to pharmaceutical and biotechnology suppliers who manufacture specialty drugs and vaccines, and to payers and hospitals. We have two core specialty business lines: Specialty Provider Organization and McKesson Life Sciences.

McKESSON CORPORATION

Specialty Provider Organization: This business offers community specialists (oncologists, rheumatologists, ophthalmologists, urologists, neurologists and other specialists) an extensive set of customizable products and services designed to strengthen core practice operations, enhance value-based care delivery and expand their service offering to patients. Tools and services include specialty drug distribution and group purchasing organization (“GPO”) services, technology solutions, practice consulting services, and vaccine distribution, including our exclusive distributor relationship with the Centers for Disease Control and Prevention’s (“CDC”) Vaccines for Children program. Community-based physicians in this business have broad flexibility and discretion to select the products and commitment levels that best meet their practice needs. This business also provides a variety of solutions, including practice operations, healthcare information technology, revenue cycle management and managed care contracting solutions, evidence-based guidelines and quality measurements to support U.S. Oncology Network, one of the nation’s largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care. We also support U.S. Oncology Research, one of the nation’s largest research networks, specializing in oncology clinical trials.

McKesson Life Sciences: This business helps life sciences companies accelerate the approval and successful commercialization of branded, specialty, generic and biosimilar pharmaceuticals across the product life cycle. Our offerings to life sciences companies include specialty pharmacy services, third-party logistics (“3PL”), provider and patient engagement programs, clinical trial support, patient assistance programs, reimbursement services, analytics, and other tailored services. In addition, we help life sciences companies minimize reimbursement challenges while offering affordable, safe access to therapies through Risk Evaluation and Mitigation Strategies (“REMS”) programs. Our recent acquisitions of RxCrossroads and Biologics help expand our capabilities to support life sciences companies.

When we discuss specialty products or services, we consider the following factors: diseases requiring complex treatment regimens such as cancer and rheumatoid arthritis; plasma and biologics products; ongoing clinical monitoring requirements, high-cost, special handling, storage and delivery requirements and, in some cases, exclusive distribution arrangements. Our use of the term “specialty” may not be comparable to that used by other industry participants, including our competitors.

European Pharmaceutical Solutions Segment:
Our European Pharmaceutical Solutions segment provides distribution and services to wholesale, institutional and retail customers in 13 European countries where we own, partner or franchise with retail pharmacies, as further described below. The business consists of Pharmacy Solutions and Consumer Solutions.

Our Pharmacy Solutions business delivers pharmaceutical and other healthcare-related products to pharmacies across Europe. This business functions as a vital link connecting manufacturers to retail pharmacies. This business supplies medicines and other products sold in pharmacies.  Pharmaceutical and other healthcare-related products are stored at regional wholesale branches using technology-enabled management systems. Our European business leverages its scale and provides innovative and effective medical care services to create enhanced customer value.

Our Consumer Solutions business serves patients and consumers in European countries directly through approximately 2,000 of our own pharmacies and 6,900 participant pharmacies operating under brand partnership arrangements. In addition, this business includes outpatient dispensing and homecare arrangements mainly in the United Kingdom (“U.K.”).  This business provides traditional prescription pharmaceuticals, non-prescription products and medical services and operates under the Lloyds Pharmacy brand in Belgium, Ireland, Italy, Sweden and the U.K. In addition, we partner with independent pharmacies under our franchise program.

McKESSON CORPORATION

Medical-Surgical Solutions Segment:
Our Medical-Surgical Solutions segment delivers medical-supply distribution, logistics, biomedical and other services to healthcare providers across the alternate-site spectrum. Our more than 200,000 customers include physicians’ offices, surgery centers, post-acute care facilities, hospital reference labs, home health agencies, and occupational and alternative health sites. We distribute medical-surgical supplies (such as gloves, needles, syringes and wound care products), infusion pumps, laboratory equipment and pharmaceuticals. Through a network of distribution centers within the U.S., we offer more than 275,000 products from national brand manufacturers and McKesson’s own high-quality product line. Through the right mix of products and services, we help improve efficiencies, profitability and compliance. We also never lose focus on helping customers improve patient and business outcomes. With 85% of patient visits occurring outside the hospital, each customer has unique needs and challenges. We develop customized plans to address the product, operational and clinical support needs of our customers, including tackling reimbursements, reducing administrative burdens, and training and educating clinical staff. We care for our customers, so they can care for their patients.

Other:
Other primarily consists of the following operating segments and business activities: McKesson Canada, MRxTS and our equity method investment in Change Healthcare.
McKesson Canada: This business is one of the largest pharmaceutical wholesale and retail distributors in Canada. The wholesale business delivers their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions in Canada through a network of 15 distribution centers and provides logistics and distribution services for manufacturers. Beyond wholesale pharmaceutical logistics and distribution, McKesson Canada provides automation solutions to its retail and hospital customers. McKesson Canada also provides health information exchange solutions that streamline clinical and administrative communication. The retail business operates approximately 410 owned pharmacies under the Rexall Health brand in Canada where we provide patients with greater choice and access, integrated pharmacy care and industry-leading service levels.
MRxTS: This business provides innovative technologies that support retail pharmacies and manufacturers that ultimately enable patients to fulfill their prescriptions. This business supports our customers, with a comprehensive, expanded portfolio of solutions designed to help them drive business growth, realize greater business efficiencies, deliver high-quality care, enhance medication adherence and safety, and more effectively connect with other players in the pharmaceutical supply chain.
Change Healthcare: Our 70% equity ownership interest in Change Healthcare is accounted for by us using the equity method of accounting. Change Healthcare provides software and analytics, network solutions and technology-enabled services that delivers wide-ranging financial, operational and clinical benefits to payers, providers and consumers. Change Healthcare Inc., the entity that owns 30% of the joint venture, filed a registration statement with the Securities and Exchange Commission on March 15, 2019 and amended on April 5, 2019 regarding its intent to pursue an initial public offering.

Restructuring, Business Combinations, Investments, Divestitures and Discontinued Operations
We have undertaken additional strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 3, 4, 5, 6 and 7, “Restructuring and Asset Impairment Charges,” “Business Combinations”, “Healthcare Technology Net Asset Exchange,” “Divestitures,” and “Discontinued Operations” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION

Competition
We face highly competitive global environments with strong competition from international, national, regional and local full-line, short-line and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations.  In addition, we compete with other service providers, pharmaceutical and other healthcare manufacturers as well as other potential customers of our businesses, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by our businesses.  Our retail businesses also face competition from various local, regional, national and global retailers, including chain and independent pharmacies. In all areas, key competitive factors include price, quality of service, breadth of product lines, innovation and, in some cases, convenience to the customer.
Patents, Trademarks, Copyrights and Licenses
McKesson and its subsidiaries hold patents, copyrights, trademarks and trade secrets related to McKesson products and services. We pursue patent protection for our innovations, and obtain copyright protection for our original works of authorship, when such protection is advantageous. Through these efforts, we have developed a portfolio of patents and copyrights in the U.S. and worldwide. In addition, we have registered or applied to register certain trademarks and service marks in the U.S. and in foreign countries.
We believe that, in the aggregate, McKesson’s confidential information, patents, copyrights, trademarks and intellectual property licenses are important to its operations and market position, but we do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same. We cannot guarantee that our intellectual property portfolio will be sufficient to deter misappropriation, theft, or misuse of our technology, nor that we can successfully enjoin infringers. We periodically receive notices alleging that our products or services infringe on third party patents and other intellectual property rights. These claims may result in McKesson entering settlement agreements, paying damages, discontinuing use or sale of accused products, or ceasing other activities. While the outcome of any litigation or dispute is inherently uncertain, we do not believe that the resolution of any of these infringement notices would have a material adverse impact on our results of operation.
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
Other Information about the Business
Customers: During 2019, sales to our ten largest customers, including GPOs accounted for approximately 49.9% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.4% of our total consolidated revenues. In May 2019, we extended our pharmaceutical distribution relationship with CVS to June 2023. At March 31, 2019, trade accounts receivable from our ten largest customers were approximately 31.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 18.4% of total trade accounts receivable. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our U.S. Pharmaceutical and Specialty Solutions segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than 6% of our purchases in 2019. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in 2019 accounted for approximately 42% of our purchases.

McKESSON CORPORATION

Some of our distribution arrangements with the manufacturers provides us compensation based on a percentage of our purchases. In addition, we have certain distribution arrangements with pharmaceutical manufacturers that include an inflation-based compensation component whereby we benefit when the manufacturers increase their prices as we sell our existing inventory at the new higher prices. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to us, could have an adverse impact on our gross profit margin.
Research and Development: Research and development (“R&D”) expenses were $71 million, $125 million and $341 million during 2019, 2018 and 2017. R&D expenses were lower in 2019 due to the sale of our Enterprise Information Solutions (“EIS”) business. R&D costs were lower in 2018 due to the 2017 contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the Change Healthcare joint venture.
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
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2019 and is not expected to be material in the next year.
Employees: On March 31, 2019, we employed approximately 80,000 employees, including approximately 20,000 part-time employees.
Financial Information About Foreign and Domestic Operations: Certain financial information relating to foreign and domestic operations is included in Financial Note 28, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K. See “Risk Factors” in Item 1A of Part I below for information regarding risks associated with our foreign operations.
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

McKESSON CORPORATION

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
The majority of our U.S. pharmaceutical distribution business agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide. Failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations. Certain distribution business agreements with manufacturers continue to have pharmaceutical price inflation as a component of our compensation. Consequently, our results of operations could be adversely affected if the frequency or magnitude of pharmaceutical price increases or decreases, which we do not control. In addition, we distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. Our generic pharmaceutical sourcing program has benefited from sourcing through our joint venture with Walmart, Inc., ClarusONE. If ClarusONE does not continue to be successful, our margins could be adversely affected. Our U.S. Pharmaceutical and Specialty Solutions segment experienced weaker pharmaceutical pricing trends over the last three years. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the nature, frequency and magnitude of generic pharmaceutical launches, could have a material adverse impact on our results of operations. Additionally, any future changes in branded and generics drug pricing could be significantly different than our projections.
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

McKESSON CORPORATION

Healthcare Fraud: We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, waste and abuse. Local, state and federal governments continue to strengthen their position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse, which among other things: (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs; (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal healthcare program such as Medicare and Medicaid. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. The regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could be subject to federal or state government investigations or qui tam actions, and could become liable for damages and suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Reimbursements: Our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates (including government rates) for pharmaceuticals, medical treatments and related services, imposing additional requirements on healthcare entities, or changing the methodology by which reimbursement levels are determined.
For example, on October 25, 2018, the Department of Health & Human Services (“HHS”) announced its intent to propose an International Pricing Index (“IPI”) payment model to reduce government payments for Medicare Part B drugs to levels more closely aligned with prices paid in other countries. If proposed and finalized, the far-reaching model could reduce Part B drug reimbursement by 30 percent between 2020 and 2025. The model would eliminate the “buy and bill” model and reintroduce the Competitive Acquisition Program (“CAP”). This could allow private vendors (including non-wholesaler entities) to procure and distribute drugs to physicians and hospitals, while Medicare would pay the vendor for the included drugs based on the target price driven by the IPI. Also, on January 31, 2019, the HHS Office of Inspector General released the Removal of Safe Harbor Protection for Rebates to Plans or Pharmacy Benefit Managers (“PBM”) Involving Prescription Pharmaceuticals and Creation of New Safe Harbor Protection Proposed Rule. If finalized, the proposal would create significant change in the pharmaceutical value chain as manufacturers, PBM, managed care organizations and other industry stakeholders look to implement new transactional flows and adapt their business models. Additionally, federal and state lawmakers are increasingly exploring other policy proposals to reduce drug price, including price transparency measurers and drug reimportation.
There can be no assurance that the preceding changes would not have a material adverse impact on our results of operations.
Operating, Security and Licensure Standards: We are subject to the operating and security standards of the Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, HHS, the Centers for Medicare & Medicaid Services (“CMS”) and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, FDA, HHS, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. For example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, distribution, and disposal of controlled substances.
As part of these operating, security and licensure standards, we regularly receive requests for information and occasionally subpoenas from government authorities. In some instances, these can lead to monetary penalties and/or license revocation. In January 2017, we reached an agreement with the DEA and Department of Justice pursuant to which we paid $150 million to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances. The DEA suspended, on a staggered basis for limited periods of time, McKesson’s DEA registrations to distribute certain controlled substances from four McKesson distribution centers. As of March 31, 2019, staggered suspensions have expired for two DEA registrations and two remain applicable.

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
Pedigree Tracking: There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system, otherwise known as pedigree tracking. In November 2013, Congress passed and the President signed into law the Drug Quality and Security Act (“DQSA”). The DQSA establishes federal standards requiring supply-chain stakeholders to participate in a prescription drug track and trace system. Track and trace began in 2015 at the lot-level and evolves to a serialized level electronic, interoperable system by November 2023. The law also preempts state drug pedigree requirements. The DSQA also establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements in states that had not previously licensed such entities.
In addition, the Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track and trace or authentication technologies, such as radio frequency identification devices, 2D data matrix barcodes and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (“SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have a material adverse impact on our results of operations.
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
If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS performs compliance audits of Covered Entities and Business Associates and enforces the HIPAA privacy and security standards. HHS has become an increasingly active regulator and has signaled its intention to continue this trend. HHS has the discretion to impose penalties without being required to attempt to resolve violations through informal means, such as implementing a corrective action plan. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by HHS, state attorney generals are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintained policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurance regarding how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level, including the California Consumer Protection Act, which becomes effective in 2020, might also require us to make costly system purchases and/or modifications from time to time.

McKESSON CORPORATION

Healthcare Reform:    The Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement and/or finalize (e.g. nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage). Further, as a result of the November 2016 U.S. presidential election and the November 2018 midterm election, there are continued uncertainties associated with efforts to change or repeal certain provisions of the ACA as well as moves to achieve universal healthcare coverage. While there is currently a substantial lack of clarity around the likelihood, timing and details of any such policies and reforms, such policies and reforms may have a material adverse impact on our results of operations.
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
Our foreign operations expose us to a number of risks including changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment; changes in licensing regimes for pharmacies; unexpected regulatory, social, political, or economic changes in a specific country or region such as the reduction of reimbursement rates within the National Health Service in the United Kingdom (“U.K.”); changes in intellectual property, privacy and data protection; import/export regulations and trade sanctions in both the United States and foreign countries and difficulties in staffing and managing foreign operations. For example, the Falsified Medicines Directive became operational in most European Union (“EU”) countries on February 9, 2019 and required implementing safety features for medicines, including a unique identifier (a two-dimension barcode) and an anti-tampering device on outer packaging. Political changes, labor strikes, acts of war or terrorism and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location.
In June 2016, voters in the U.K. approved a referendum to withdraw the U.K.'s membership from the EU, commonly referred to as "Brexit". In March 2017, the U.K. government officially gave notice to leave, starting a two-year negotiation process. The resulting Withdrawal Agreement was intended to ensure continuity, as the U.K. could remain a de facto member until the end of 2020, during which time the two sides could negotiate their future political and trade relations. However, the U.K. legislature has declined to ratify the Withdrawal Agreement, and no alternative agreement has been negotiated to govern the withdrawal of the U.K. from the EU. The U.K. and the EU agreed to an extension of the deadline for withdrawal until October 31, 2019, although the U.K. could leave the EU sooner than that date if the Withdrawal Agreement is ratified, or if the parties reach an alternative agreement governing the withdrawal of the U.K. from the EU. If no agreement is reached and the U.K. leaves the EU after the October 31, 2019 deadline, significant trade barriers would exist between the EU and the U.K.
We have operations in the U.K. and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may lead up to and follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the U.K. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the U.K. could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our clients to closely monitor their costs and reduce their spending budget on our solutions and services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

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
In addition, in many European countries the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. In recent years, in response to the recessionary environment and financial crisis in Europe, a number of European governments, including the government in the U.K. in the past year, have announced or implemented austerity measures to reduce healthcare spending and constrain overall government expenditures. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceuticals and may cause our customers to purchase fewer of our products and services and reduce the prices they are willing to pay.
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

McKESSON CORPORATION

Changes in the foreign regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.
Personal data is highly regulated in many other countries in which we operate. In addition, some of the data that we process, store and transmit may travel outside of the United States. In Europe, we are subject to the General Data Protection Regulation (“GDPR”) and in Canada, we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”). The GDPR and PIPEDA impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.
Our results of operations, which are stated in U.S. dollars, could be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a significant adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies.
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
Achieving the anticipated benefits of any acquisition is subject to a number of risks and uncertainties, including foreign exchange fluctuations, challenges of managing new domestic or international operations, and whether we can ensure continued performance or market growth of products and services. The integration process is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of any transaction will be realized or, if realized, the timing of its realization. It is possible that the integration process could take longer than anticipated, and could result in the loss of employees, the disruption of each company’s ongoing businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. Any of these events could adversely affect our ability to achieve the anticipated benefits of an acquisition and could have a material adverse impact on our results of operations.
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
On March 1, 2017, McKesson contributed the majority of our Core MTS Business and Change contributed substantially all of its businesses, excluding its pharmacy switch and prescription routing businesses, to form a joint venture, Change Healthcare. The purpose of the transaction was to create a new healthcare information technology company, bringing together the complementary strengths of the contributed assets to provide software and analytics, network solutions and technology-enabled services that will help customers obtain actionable insights, exchange mission-critical information, control costs, optimize revenue opportunities, increase cash flow and effectively navigate the shift to value-based healthcare. Change Healthcare is jointly governed by McKesson and Change. Operating a business under joint governance of unaffiliated, controlling members could lead to conflicts of interest or deadlocks on important and time-sensitive operational, financial or strategic decisions, and will require additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. If we are unable to manage our joint venture relationship and to realize the strategic and financial benefits that we expect, including an initial public offering of Change Healthcare Inc., such inability to manage the relationship or realize benefits may have a material adverse impact on our results of operations.
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

McKESSON CORPORATION

Competition and industry consolidation may erode our profit.
Our businesses face a highly competitive global environment with strong competition from international, national, regional and local full-line, short-line and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, our businesses face competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by our businesses. In all areas, key competitive factors include price, quality of service, breadth of product lines, innovation and, in some cases, convenience to the customer.
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
In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2019, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 49.9% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.4% of our total consolidated revenues. At March 31, 2019, trade accounts receivable from our ten largest customers were approximately 31.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 18.4% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations and liquidity.

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
Our future results could be materially affected by public health issues whether occurring in the United States or abroad.
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
We rely on sophisticated computer systems to perform our business operations. Although we, our customers, our strategic partners and our external service providers use a variety of security measures to protect our and their computer systems, a failure or compromise of our, our customers’, our strategic partners’ or our external service providers’ computer systems from a cyberattack, natural disaster, or malfunction may result in material adverse operational and financial consequences.
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company and workforce. We routinely process, store and transmit large amounts of data in our operations, including sensitive personal information, protected health information, financial information, and confidential information relating to our business or third parties. Additionally, we outsource some important IT functions to external service providers worldwide.
Our industry is subject to various evolving federal, state and international data and security laws and regulations, which impose operational costs to achieve compliance. Any failure to comply with these laws and regulations could result in regulatory enforcement activity and the imposition of fines and other costs. In addition, compliance with these requirements could require changes in business practices, complicate our operations, and increase our oversight needs.

McKESSON CORPORATION

The constant evolution of cyberattacks has caused us to spend more time and money to deal with increasingly sophisticated attacks. Despite our implementation of a variety of physical, technical and administrative security measures, our, our customers’ and our external service providers’ computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we and our customers have experienced threats to data and systems, including malware and ransomware attacks, unauthorized access, system failures, user errors and disruptions.
A failure or compromise of our, our customers’, our strategic partners’ or our external service providers’ computer systems may result in business disruption or jeopardize the sensitive information processed, stored, and transmitted through such computer systems. Such an event may result in significant damage to our reputation, financial losses, litigation, increased costs, regulatory penalties, notification costs, remediation expenses, customer attrition, brand impairment, or other business harm. These risks may increase in the future as we continue to expand our internet and mobile strategies and to build an integrated digital enterprise.
We could experience losses or liability not covered by insurance.
In order to provide prompt and complete service to our major customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, there can be no assurance that our property insurance will be adequate or available on acceptable terms. One or more large casualty losses caused by fire, earthquake or other natural disaster in excess of our coverage limits could have a material adverse impact on our results of operations.
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
We may be required to record a significant charge to earnings if our goodwill, intangible and other long-lived assets, or investments become further impaired.
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

McKESSON CORPORATION

Our investment in Change Healthcare represents the fair value of our 70% equity interest in Change Healthcare. We may experience declines in its fair value. A decline in the fair value of our Change Healthcare investment may require that we review the carrying value for potential impairment, and such review could result in an impairment charge to our consolidated statements of operations.
Tax legislation initiatives or challenges to our tax positions could have a material adverse impact on our results of operations.
We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, legislation may be enacted that could adversely affect our tax positions. There can be no assurance that our effective tax rate and the resulting cash flow will not be adversely affected by these changes in legislation. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), which was comprehensive new tax legislation. The 2017 Tax Act made broad and complex changes to the U.S. tax code, including but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%, creating the base erosion anti-abuse tax, creating a new provision designed to tax global intangible low-income and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. In addition, we were subject to a one-time transition tax in 2018 on certain accumulated earnings and profits of our foreign subsidiaries not previously subject to U.S. income tax. Our accounting for the impact of the 2017 Tax Act was completed as of the period ended December 31, 2018. The U.S. Treasury Department and IRS continue to issue regulations with respect to the 2017 Tax Act. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the 2017 Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, material adjustments to our tax estimates may impact our provision for income taxes and our earnings per share, as well as our cash flows, in the period in which any such adjustments are made. Refer to Financial Note 10, “Income Taxes,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
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
We are currently subject to tax examinations in various jurisdictions, and these jurisdictions may assess tax liabilities against us. Developments in ongoing examinations could have a material impact on our provision for income taxes and our earnings per share, as well as our cash flows, in the period in which any such adjustments are made, and for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our tax reserves. Although we believe our estimates are reasonable, the final outcome of any ongoing tax controversy could be materially different from our historical tax accruals.
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
Our consolidated financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could result in a material adverse impact on our financial position and results of operations.
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
Our ability to conduct our business might be negatively impacted if we experience difficulties with outsourcing and managing similar third-party relationships. We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. If we fail to develop, implement and monitor our outsourcing strategies, such strategies prove to be ineffective or fail to provide expected cost savings, or our third-party providers fail to perform as anticipated, we may experience operational difficulties and increased costs may adversely affect our results of operations.

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

In recent years, we have expanded our retail operations through a number of acquisitions. As we expand our retail footprint, we may face risks that are different from those we currently encounter. Our expansion into additional retail markets, such as those in Europe and Canada, could result in increased competitive, merchandising and distribution challenges. We may encounter difficulties in attracting customers to our retail locations due to a lack of customer familiarity with our brands and our lack of familiarity with local customer preferences and seasonal differences in the market. Our ability to expand successfully will depend on acceptance of our retail store experience by customers, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers. Furthermore, our continued growth in the retail sector may strain relations with certain of our distribution customers who also compete in the retail pharmacy sector. There can be no assurance that our retail locations will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. If our retail expansion fails to achieve, or is unable to sustain, acceptable net sales and profitability levels, our business, results of operations and growth prospects may be materially adversely affected.

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
Not applicable.

McKESSON CORPORATION

Information about our Executive Officers
The following table sets forth information regarding the executive officers of the Company, including their principal occupations during the past five years. The number of years of service with the Company includes service with predecessor companies.
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

Name	Age	Position with Registrant and Business Experience

Brian S. Tyler	52
Chief Executive Officer since April 2019; President and Chief Operating Officer from August 2018 to March 2019; Chairman of the Management Board of McKesson Europe AG from 2017 to 2018; President and Chief Operating Officer, McKesson Europe from 2016 to 2017; President of North America Distribution and Services from 2015 to 2016; Executive Vice President, Corporate Strategy and Business Development from 2012 to 2015; and a director since April 2019.  Service with the Company - 22 years.

Britt J. Vitalone	50
Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014.  Service with the Company - 13 years.

Jorge L. Figueredo	58	Executive Vice President and Chief Human Resources Officer since May 2008. Service with the Company - 11 years.

Kathleen D. McElligott	63
Executive Vice President, Chief Information Officer and Chief Technology Officer since July 2015; Chief Information Officer and Vice President, Information Technology, Emerson Electric from 2010 to July 2015. Service with the Company - 3 years.

Bansi Nagji	54
Executive Vice President and Chief Strategy and Business Development Officer since February 2015; Principal, Deloitte Consulting, LLP and Global Leader, Monitor Deloitte (which was formed by the global merger of Monitor Group with Deloitte) from January 2013 to February 2015; President, Monitor Group from July 2012 to January 2013; Partner, Monitor Group from 2001 to January 2013. Service with the Company - 4 years.

Lori A. Schechter	57
Executive Vice President, General Counsel and Chief Compliance Officer since June 2014; Associate General Counsel from January 2012 to June 2014; Litigation Partner, Morrison & Foerster LLP from 1995 to December 2011. Service with the Company - 7 years.

McKESSON CORPORATION

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”) under the trading symbol of “MCK”.

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2019 was approximately 5,333.

(c)
Dividends: In July 2018, the Company’s quarterly dividend was raised from $0.34 to $0.39 per common share for dividends declared on or after such date by the Board.  The Company declared regular cash dividends of $1.51 and $1.30 per share in the years ended March 31, 2019 and 2018.

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
In 2018, we repurchased 3.5 million of the Company’s shares for $500 million through open market transactions at an average price per share of $144.43. In June 2017, August 2017 and March 2018, we entered into three separate ASR programs with third-party financial institutions to repurchase $250 million, $400 million and $500 million of the Company’s common stock. As of March 31, 2018, we completed and received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. In addition, we received 2.5 million shares representing the initial number of shares due in March 2018 and an additional 1.0 million shares in the first quarter of 2019. The March 2018 ASR program was completed at an average price per share of $143.66 during the first quarter of 2019. The total authorization outstanding for repurchase of the Company’s common stock was $1.1 billion at March 31, 2018.
In May 2018, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock. The total authorization outstanding for repurchases of the Company’s common stock was increased to $5.1 billion.

During 2019, we repurchased 10.4 million of the Company’s shares for $1.4 billion through open market transactions at an average price per share of $132.14.

In December 2018, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. The total number of shares repurchased under this ASR program was 2.1 million shares at an average price per share of $117.98. The total authorization outstanding for repurchase of the Company’s common stock was $3.5 billion at March 31, 2019.

McKESSON CORPORATION

In 2019, we retired 5.0 million or $542 million of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $472 million and $70 million during 2019.

The following table provides information on the Company’s share repurchases during the fourth quarter of 2019:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2019 - January 31, 2019	—	$—	—	$3,719
February 1, 2019 - February 28, 2019	2.3	130.57	2.3	3,469
March 1, 2019 - March 31, 2019	—	—	—	3,469
Total	2.3		2.3

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

	March 31,
	2014	2015	2016	2017	2018	2019
McKesson Corporation	$100.00	$128.71	$89.99	$85.43	$81.17	$67.45
S&P 500 Index	$100.00	$112.73	$114.74	$134.45	$153.26	$167.81
S&P 500 Health Care Index	$100.00	$126.19	$119.65	$133.52	$148.57	$170.70
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2014 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2019	2018	2017	2016	2015
Operating Results
Revenues	$214,319	$208,357	$198,533	$190,884	$179,045
Percent change	2.9%	4.9%	4.0%	6.6%	30.3%
Gross profit	$11,754	$11,184	$11,271	$11,416	$11,411
Income from continuing operations before income taxes (1)	610	239	6,891	3,250	2,657
Income (Loss) after income taxes
Continuing operations (1)	254	292	5,277	2,342	1,842
Discontinued operations	1	5	(124)	(32)	(299)
Net income	255	297	5,153	2,310	1,543
Net income attributable to noncontrolling interests (2)	(221)	(230)	(83)	(52)	(67)
Net income attributable to McKesson Corporation (1)	34	67	5,070	2,258	1,476

Financial Position
Working capital	$839	$451	$1,336	$3,366	$3,173
Days sales outstanding for: (3)
Customer receivables	26	25	27	28	26
Inventories	31	30	30	32	31
Drafts and accounts payable	62	60	61	59	54
Total assets	$59,672	$60,381	$60,969	$56,523	$53,870
Total debt, including capital lease obligations	7,595	7,880	8,545	8,114	9,844
Total McKesson stockholders’ equity (4)	8,094	9,804	11,095	8,924	8,001
Payments for property, plant and equipment	426	405	404	488	376
Acquisitions, net of cash, cash equivalents and restricted cash acquired	905	2,893	4,212	40	170

Common Share Information
Common shares outstanding at year-end	190	202	211	225	232
Shares on which earnings per common share were based
Diluted	197	209	223	233	235
Basic	196	208	221	230	232
Diluted earnings (loss) per common share attributable to McKesson Corporation (5)
Continuing operations	$0.17	$0.30	$23.28	$9.84	$7.54
Discontinued operations	—	0.02	(0.55)	(0.14)	(1.27)
Total	0.17	0.32	22.73	9.70	6.27
Cash dividends declared	298	270	249	249	226
Cash dividends declared per common share	1.51	1.30	1.12	1.08	0.96
Book value per common share (5) (6)	42.60	48.53	52.58	39.66	34.49
Market value per common share - year-end	117.06	140.87	148.26	157.25	226.20

Supplemental Data
Debt to capital ratio (7)	43.3%	40.6%	39.2%	43.6%	50.3%
Average McKesson stockholders’ equity (8)	$9,163	$11,016	$9,282	$8,688	$8,703
Return on McKesson stockholders’ equity (9)	0.4%	0.6%	54.6%	26.0%	17.0%

McKESSON CORPORATION

Footnotes to Five-Year Highlights:

(1)
2019 includes non-cash pre-tax goodwill impairment charges of $1,776 million ($1,756 million after-tax) primarily for our two reporting units within our McKesson European Pharmaceutical Solutions segment. 2018 includes total non-cash goodwill impairment charges of $1,738 million (pre-tax and after-tax) for our European Pharmaceutical Solutions segment and Other. These impairment charges are generally not deductible for income tax purposes. 2019 and 2018 also include non-cash asset impairment charges of $210 million ($172 million after-tax) and $446 million ($410 million after-tax) primarily for our U.K. retail businesses. 2017 includes a pre-tax gain of $3,947 million ($3,018 million after-tax) from the contribution of the majority of our Core MTS Business in connection with Healthcare Technology Net Asset Exchange.

(2)
Includes guaranteed dividends for 2015 and annual recurring compensation for 2016, 2017, 2018 and 2019 that McKesson became obligated to pay to the noncontrolling shareholders of McKesson Europe upon the effectiveness of the Domination Agreement in 2015. 2019, 2018 and 2017 include net income attributable to third-party equity interests in our consolidated entities including Vantage Oncology, LLC and ClarusONE Sourcing Services LLP, which was formed in 2017.

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
We conduct our business through three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 28, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for a description of these segments.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

RESULTS OF OPERATIONS
Overview:

(Dollars in millions, except per share data and ratios)	Years Ended March 31,			Change
	2019	2018	2017	2019		2018
Revenues	$214,319	$208,357	$198,533	3%		5%

Gross Profit	$11,754	$11,184	$11,271	5%		(1)%

Gross Profit Margin	5.48%	5.37%	5.68%	11	bp	(31)	bp

Operating Expenses:
Operating Expenses	$(8,474)	$(8,263)	$(7,788)	3%		6%
Goodwill Impairment Charges	(1,797)	(1,738)	(290)	3		499
Restructuring and Asset Impairment Charges	(597)	(567)	(18)	5		3,050
Gain from Sale of Business	—	109	—	(100)		NM
Gain on Healthcare Technology Net Asset Exchange, Net	—	37	3,947	(100)		(99)
Total Operating Expenses	$(10,868)	$(10,422)	$(4,149)	4%		151%

Operating Expenses as a Percentage of Revenues	5.07%	5.00%	2.09%	7	bp	291	bp

Other Income, Net	$182	$130	$77	40%		69%

Loss from Equity Method Investment in Change Healthcare	(194)	(248)	—	(22)		NM

Loss on Debt Extinguishment	—	(122)	—	(100)		NM

Interest Expense	(264)	(283)	(308)	(7)		(8)

Income from Continuing Operations Before Income Taxes	610	239	6,891	155		(97)
Income Tax (Expense) Benefit	(356)	53	(1,614)	(772)		(103)
Income from Continuing Operations	254	292	5,277	(13)		(94)
Income (Loss) from Discontinued Operations, Net of Tax	1	5	(124)	(80)		(104)
Net Income	255	297	5,153	(14)		(94)
Net Income Attributable to Noncontrolling Interests	(221)	(230)	(83)	(4)		177
Net Income Attributable to McKesson Corporation	$34	$67	$5,070	(49)%		(99)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$0.17	$0.30	$23.28	(43)%		(99)%
Discontinued Operations	—	0.02	(0.55)	(100)		(104)
Total	$0.17	$0.32	$22.73	(47)%		(99)%

Weighted Average Diluted Common Shares	197	209	223	(6)%		(6)%
bp - basis points
NM - not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Revenues:
Revenues increased in 2019 and 2018 primarily due to market growth, including expanded business with existing customers and our business acquisitions, partially offset by loss of customers within our U.S. Pharmaceutical and Specialty Solutions segment. The increase in revenue for 2018 was also offset by the 2017 contribution of the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to form the Change Healthcare joint venture. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross Profit:
Gross profit and gross profit margin increased in 2019 compared to 2018. Gross profit increased due to market growth, partially offset by loss of customers. The increase in gross profit and gross profit margin for 2019 was also due to the receipt of net cash proceeds representing our share of antitrust legal settlements of $202 million, higher last-in, first-out (“LIFO”) credits and our business acquisitions. These increases in 2019 were partially offset by the incremental government reimbursement reductions in the United Kingdom (“U.K.”), government imposed generic price cuts in Canada and the 2018 third quarter sale of our Enterprise Information Solutions (“EIS”) business.
Gross profit and gross profit margin decreased in 2018 compared to 2017. The decrease was primarily due to the 2017 contribution of the Core MTS Business to the Change Healthcare joint venture, significant government reimbursement reductions in the U.K., the competitive sell-side environment and weaker pharmaceutical manufacturer pricing trends. These decreases in 2018 were partially offset by market growth, procurement benefits realized through the joint sourcing entity, ClarusONE Sourcing Services LLP (“ClarusONE”), higher LIFO credits and our business acquisitions.
Gross profit for 2019, 2018 and 2017 included LIFO credits of $210 million, $99 million and $7 million. Gross profit for 2017 benefited from $144 million of cash receipts representing our share of antitrust legal settlements.
Operating Expenses:
Operating expenses, and operating expenses as a percentage of revenues increased in 2019 and 2018. Operating expenses for 2019, 2018 and 2017 were affected by the following significant items:
2019

•
Non-cash pre-tax goodwill impairment charges of $1,776 million ($1,756 million after-tax) in our Consumer Solutions (“CS”) and Pharmacy Solutions (“PS”) reporting units within the European Pharmaceutical Solutions segment. Of these impairment charges, $238 million was recognized upon the 2019 first quarter segment changes, which resulted in two new reporting units. The remaining charges were primarily due to declines in the reporting units’ estimated future cash flows and the selection of higher discount rates. These impairment charges were generally not deductible for income tax purposes. The declines in estimated future cash flows were primarily attributed to additional government reimbursement reductions and competitive pressures within the U.K. The risk of successfully achieving certain business initiatives was the primary factor in the use of a higher discount rate. At March 31, 2019, both CS and PS reporting units had no remaining goodwill balances;

•
Pre-tax restructuring and asset impairment charges of $331 million ($273 million after-tax), primarily representing employee severance and exit-related costs related to the 2019 restructuring initiatives, as further discussed below;

•
Non-cash pre-tax long-lived asset impairment charges of $245 million ($207 million after-tax) primarily for our U.K. business (mainly pharmacy licenses) driven by additional government reimbursement reductions and competitive pressures in the U.K.;

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

•
Higher opioid-related costs of $151 million ($122 million after-tax) primarily related to litigation expenses. The Company is a defendant in many cases alleging claims related to the distribution of controlled substances to pharmacies, often together with other pharmaceutical wholesale distributors and pharmaceutical manufacturers and retail pharmacy chains named as defendants. In addition, the State of New York has recently adopted a tax on sales of opioids in the State, and other states are considering legislation that could require us to pay taxes, licensing fees, or assessments on the distribution of opioid medications in those states. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted. Refer to Financial Note 24, “Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10-K for more information;

•	Gain from an escrow settlement of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to our 2017 acquisition of Rexall Health;

•	Pre-tax credit of $90 million ($66 million after-tax) related to the derecognition of a tax receivable agreement (“TRA”) payable to the shareholders of Change Healthcare Inc. (“Change”); and

•	Higher operating expenses due to our business acquisitions and to support growth
2018

•
Non-cash goodwill impairment charges of $1,283 million (pre-tax and after-tax) for the European Pharmaceutical Solutions segment and $455 million (pre-tax and after-tax) for our Rexall Health reporting unit in Other. There were no tax benefits associated with these goodwill impairment charges. The impairments for Europe were triggered primarily by government reimbursement reductions in our retail business in the U.K. and a more competitive environment in France. The impairments for Rexall Health were primarily driven by significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces. At March 31, 2018, the Rexall Health reporting unit had no remaining goodwill related to our acquisition of Rexall Health;

•
Non-cash pre-tax long-lived asset impairment charges of $446 million ($410 million after-tax) primarily due to the declines in estimated future cash flows in our European business including those declines in our U.K. retail business driven by government reimbursement reductions;

•
Pre-tax restructuring charges of $74 million ($67 million after-tax) primarily representing employee severance and lease exit costs related to the 2018 restructuring plan for our McKesson Europe business. Under this plan, we expect to record total pre-tax charges of approximately $90 million to $130 million, of which $92 million of pre-tax charges were recorded to date;

•	Higher expenses due to our business acquisitions;

•	Pre-tax charitable contribution expense of $100 million ($64 million after-tax) to a public benefit California foundation; and

•	Pre-tax gain of $109 million ($30 million after-tax) recognized from the sale of our EIS business within Other
2017

•	Pre-tax gain of $3,947 million ($3,018 million after-tax) related to the 2017 contribution of the Core MTS Business to the Change Healthcare joint venture; and

•
Non-cash pre-tax goodwill impairment charge of $290 million ($282 million after-tax) related to our EIS business within Other. This impairment charge was generally not deductible for income tax purposes.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Goodwill Impairments:
As a result of the 2019 annual goodwill impairment test, the estimated fair value of our reporting units excluding the CS and PS reporting units exceeded their carrying value. However, other risks, expenses and future developments, such as additional government actions, increased regulatory uncertainty and material changes in key market assumptions that we were unable to anticipate as of the testing date may require us to further revise the projected cash flows, which could adversely affect the fair value of our McKesson Canada reporting unit in Other in future periods.
Fiscal 2019 Restructuring Initiatives
On April 25, 2018, the Company announced a strategic growth initiative intended to drive long-term incremental profit growth and increase operational efficiency. The initiative consists of multiple growth priorities and plans to optimize the Company’s operating models and cost structures primarily through the centralization and outsourcing of certain administrative functions and cost management. As part of the growth initiative, we committed to implement certain actions including a reduction in workforce, facility consolidation and store closures. We expect to record total pre-tax charges of approximately $140 million to $180 million, of which we recorded pre-tax charges of $135 million ($122 million after-tax) in 2019. This set of the initiatives will be substantially completed by the end of 2020. Estimated remaining charges primarily consist of exit-related costs including contract termination costs.

As previously announced on November 30, 2018, the Company relocated its corporate headquarters from San Francisco, California to Irving, Texas to improve efficiency, collaboration and cost competitiveness, effective April 1, 2019. We anticipate that the relocation will be completed by January 2021. We expect to record total pre-tax charges of approximately $80 million to $130 million, of which pre-tax charges of $33 million ($24 million after-tax) were recorded in 2019 primarily representing employee severance. Estimated remaining charges primarily consist of lease and other exit-related costs, employee retention and relocation expenses.

During the fourth quarter of 2019, the Company committed to additional programs to continue our operating model and cost optimization efforts. We continue to implement centralization of certain functions and outsourcing through the expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of our business operations and related headcount reductions as well as the further closures of retail pharmacy stores in Europe and facilities. We expect to incur total pre-tax charges of approximately $300 million to $350 million for these programs, which are expected to be completed by the end of 2021. In 2019, pre-tax charges of $163 million ($127 million after-tax) were recorded, which primarily represent employee severance and accelerated depreciation expense. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.

Refer to Financial Note 3, “Restructuring and Asset Impairment Charges,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10-K for more information.

Other Income, Net: Other income, net, for 2019 and 2018 increased compared to the same periods a year ago primarily due to higher gains recognized from the sales of investments.
Loss from Equity Method Investment in Change Healthcare: 2019 and 2018 include our proportionate share of the loss from the Change Healthcare joint venture of $194 million and $248 million, which includes amortization expenses associated with equity method intangible assets and integration expenses incurred by the joint venture. 2018 also includes certain transaction expenses, partially offset by a tax benefit of $76 million primarily due to a reduction in the future applicable tax rate related to the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Refer to Financial Note 5, “Healthcare Technology Net Asset Exchange,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10-K for more information.
Acquisition-Related Expenses and Adjustments
Acquisition-related expenses, which included transaction and integration expenses directly related to business acquisitions and the gain on the Healthcare Technology Net Asset Exchange were $228 million and $168 million in 2019 and 2018, and net credit of $3,797 million in 2017. 2019 and 2018 include our proportionate share of transaction and integration expenses incurred by Change Healthcare. 2018 includes a pre-tax gain of $37 million associated with the final net working capital and other adjustments from the Healthcare Technology Net Asset Exchange. 2017 includes a pre-tax gain of $3,947 million from the Healthcare Technology Net Asset Exchange.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Acquisition-related expenses and adjustments were recorded as follows:

	Years Ended March 31,
(Dollars in millions)	2019	2018	2017
Operating Expenses
Gain on Change Healthcare Net Asset Exchange, net	$—	$(37)	$(3,947)
Transaction closing expenses	3	15	30
Restructuring, severance and relocation	12	36	25
Other (1)	103	54	85
Total	118	68	(3,807)
Other Expenses (2)	110	100	10
Total Acquisition-Related Expenses and Adjustments	$228	$168	$(3,797)

(1)	These expenses primarily include outside service fees, costs associated with information technology and other integration activities.

(2)
Fiscal 2019 and 2018 includes our proportionate share of transaction and integration expenses incurred by Change Healthcare, excluding certain fair value adjustments, which were recorded within “Loss from Equity Method Investment in Change Healthcare”.

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of acquired intangible assets directly related to business acquisitions and the formation of the Change Healthcare joint venture were $790 million, $792 million and $440 million in 2019, 2018 and 2017. These expenses were primarily recorded in our operating expenses and for 2019 and 2018 also in our proportionate share of loss from the equity method investment in Change Healthcare.
Income Taxes
We recorded income tax expense of $356 million, benefit of $53 million and expense of $1,614 million related to continuing operations in 2019, 2018 and 2017. Our reported income tax expense rate for 2019 was 58.4% compared to an income tax benefit rate of 22.2% for 2018 and an income tax expense rate of 23.4% in 2017. Fluctuations in our reported income tax rates are primarily due to the impact of the 2017 Tax Act, the impact of nondeductible impairment charges, and varying proportions of income attributable to foreign countries that have income tax rates different from the U.S. rate.
Our reported income tax expense rate for 2019 was unfavorably impacted by non-cash pre-tax charges of $1,776 million ($1,756 million after-tax) to impair the carrying value of goodwill for our European Pharmaceutical Solutions segment, given that these charges are generally not deductible for tax purposes. As a result of the enactment of the 2017 Tax Act, the 2018 income tax benefit rate included a tax benefit of $1,324 million from the re-measurement of certain deferred taxes to the lower U.S. federal tax rate, partially offset by a tax expense of $457 million representing the one-time tax imposed on certain accumulated earnings and profits of our foreign subsidiaries. The reported income tax benefit and expense rates for 2018 and 2017 were also unfavorably affected by the non-cash goodwill impairment charges of $1,738 million (pre-tax and after-tax) and $290 million ($282 million after-tax), given that these charges are generally not deductible for tax purposes. Refer to Financial Note 2, “Goodwill Impairment Charges,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10‑K for additional information.
Significant judgments and estimates are required in determining the consolidated income tax provision and evaluating income tax uncertainties. Although our major taxing jurisdictions include the U.S., Canada and the U.K., we are subject to income taxes in numerous foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities and uncertain tax liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We believe that we have made adequate provision for all income tax uncertainties.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Income (Loss) from Discontinued Operations, Net of Tax: Income (Loss) from discontinued operations, net of tax, were income of $1 million and $5 million in 2019 and 2018, and loss of $124 million in 2017. Loss from discontinued operations, net for 2017 includes an after-tax loss of $113 million related to the sale of our Brazilian pharmaceutical distribution business within our European Pharmaceutical Solutions segment. We made a payment of approximately $100 million related to this sale in 2017. Refer to Financial Note 7, “Discontinued Operations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests includes the annual recurring compensation that we are obligated to pay to the noncontrolling shareholders of McKesson Europe under the domination and profit and loss transfer agreement (the “Domination Agreement”).  Net income attributable to noncontrolling interests also includes third-party equity interests in our consolidated entities including ClarusONE and Vantage. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.  Redeemable noncontrolling interests are presented outside of Stockholders’ Equity on our consolidated balance sheet. Refer to Financial Note 11, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $34 million, $67 million and $5,070 million in 2019, 2018 and 2017. Diluted earnings per common share were $0.17, $0.32 and $22.73 in 2019, 2018 and 2017.
Weighted Average Diluted Common Shares Outstanding:  Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 197 million, 209 million and 223 million for 2019, 2018 and 2017. Weighted average diluted common shares outstanding is affected by the exercise and settlement of share-based awards and the cumulative effect of share repurchases.
Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2019	2018	2017	2019	2018
U.S. Pharmaceutical and Specialty Solutions	$167,763	$162,587	$155,236	3%	5%
European Pharmaceutical Solutions	27,242	27,320	24,847	—	10
Medical-Surgical Solutions	7,618	6,611	6,244	15	6
Other	11,696	11,839	12,206	(1)	(3)
Total Revenues	$214,319	$208,357	$198,533	3%	5%
U.S. Pharmaceutical and Specialty Solutions
U.S. Pharmaceutical and Specialty Solutions revenues increased over the past two years primarily due to market growth, including expanded business with existing customers, growth of specialty pharmaceuticals and our business acquisitions, partially offset by loss of customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
European Pharmaceutical Solutions
European Pharmaceutical Solutions revenues remained flat and increased 10% in 2019 and 2018. This segment’s revenues increased 1% and 5% in 2019 and 2018 primarily due to market growth, with the difference due to the effects of foreign currency exchange fluctuations. Revenues in 2019 were also unfavorably affected by the retail pharmacy closures and additional government reimbursement reductions in the U.K., and the competitive environment in France.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues increased over the past two years compared to the same periods a year ago primarily due to our 2019 acquisition of Medical Specialties Distributors LLC (“MSD”) and market growth.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Other
Revenues in Other for 2019 and 2018 decreased 1% and 3% compared to the same periods a year ago. Revenues in Other for 2019 decreased primarily due to unfavorable effects of foreign currency exchange fluctuations of 2% and the effect of government imposed generic price cuts and retail pharmacy closures related to our Canadian business. In addition, revenues in Other for 2019 were negatively impacted by the 2018 sale of our EIS business. These decreases for 2019 are partially offset by growth in our Canadian and McKesson Prescription Technology Solutions (“MRxTS”) businesses and the effects of acquisitions in Canada. Revenues in Other for 2018 decreased primarily due to the 2017 contribution of the Core MTS Business to the Change Healthcare joint venture, partially offset by market growth, the effects of acquisitions in Canada and favorable effects of foreign currency exchange fluctuations of 2%.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Years Ended March 31,			Change
(Dollars in millions, except ratios)	2019	2018	2017	2019		2018
Segment Operating Profit (1)
U.S. Pharmaceutical and Specialty Solutions	$2,697	$2,535	$2,488	6%		2%
European Pharmaceutical Solutions (2)	(1,978)	(1,681)	173	18		NM
Medical-Surgical Solutions	455	461	401	(1)		15
Other	394	(107)	4,514	468		(102)
Subtotal	1,568	1,208	7,576	30		(84)
Corporate Expenses, Net	(694)	(564)	(377)	23		50
Loss on Debt Extinguishment	—	(122)	—	(100)		NM
Interest Expense	(264)	(283)	(308)	(7)		(8)
Income from Continuing Operations Before Income Taxes	$610	$239	$6,891	155%		(97)%

Segment Operating Profit Margin
U.S. Pharmaceutical and Specialty Solutions	1.61%	1.56%	1.60%	5	bp	(4) bp
European Pharmaceutical Solutions	(7.26)	(6.15)	0.70	(111)		(685)
Medical-Surgical Solutions	5.97	6.97	6.42	(100)		55
bp - basis points
NM - not meaningful

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.

(2)
Operating profit of our European Pharmaceutical Solutions segment for 2019 and 2018 include non-cash pre-tax goodwill impairment charges of $1,776 million and $1,283 million. This segment’s operating profit for 2019 and 2018 also includes non-cash pre-tax long-lived asset impairment charges of $210 million and $446 million.

Segment Operating Profit
U.S. Pharmaceutical and Specialty Solutions: Operating profit increased for 2019 and 2018 primarily due to market growth including growth in our specialty business, partially offset by loss of customers. Operating profit and operating profit margin for 2019 benefited from the net cash proceeds representing our share of antitrust legal settlements and higher LIFO credits, partially offset by a $61 million pre-tax charge related to a customer bankruptcy. Operating profit and operating profit margin for 2018 were favorably affected by procurement benefits, higher LIFO credits and a pre-tax gain of $43 million recognized from the 2018 sale of an equity method investment, partially offset by competitive sell-side pricing environment and net cash proceeds representing our share of antitrust legal settlements received in 2017.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

European Pharmaceutical Solutions: Operating profit and operating profit margin decreased for 2019 and 2018 primarily due to the goodwill impairment charges recorded in 2019 and 2018. 2019 operating profit and operating profit margin also were negatively impacted by the effect of government reimbursement reductions and lower sales volume in the U.K. and the increased competition in France, partially offset by market growth. 2018 operating profit and operating profit margin were negatively impacted by the effect of government reimbursement reductions in the U.K.
Medical-Surgical Solutions: Operating profit decreased for 2019 primarily due to higher restructuring charges, partially offset by market growth. Operating profit margin for 2019 decreased primarily due to higher restructuring charges and changes in our mix of business, partially offset by ongoing cost management. Operating profit and operating profit margin for 2018 increased primarily due to higher bad debt expense in 2017. In addition, 2018 operating profit increased due to market growth.
Other:
Operating profit for Other increased for 2019 and decreased in 2018. Operating profit for Other in 2019, 2018 and 2017 were affected by the following significant items:
2019

•	Market growth in our MRxTS business;

•	Lower operating profit due to the 2018 sale of our EIS business;

•	Escrow settlement gain of $97 million (pre-tax) related to our 2017 acquisition of Rexall Health;

•	Pre-tax credit of $90 million resulting from the derecognition of a TRA liability payable to the shareholders of Change Healthcare;

•	Higher restructuring and asset impairment charges related to closures of our retail pharmacy stores in Canada;

•	Lower amount of our proportionate share of losses from our equity method investment in Change Healthcare during 2019;

•	Pre-tax goodwill and long-lived asset impairment charges of $56 million recognized for our Rexall Health retail business;

•	Pre-tax gain of $56 million from the divestiture of an equity investment; and

•	Government imposed generic price cuts in Canada.
2018

•	Lower operating profit due to the 2017 contribution of the Core MTS Business to the Change Healthcare joint venture;

•	Pre-tax goodwill charges of $455 million and long-lived asset impairment charges of $33 million recognized for our Rexall Health retail business;

•	Market growth in our MRxTS business;

•	Our proportionate share of losses from our equity method investment in Change Healthcare during 2018;

•	$109 million pre-tax gain from the sale of our EIS business in 2018;

•	$46 million pre-tax credit representing a reduction of our TRA liability related to the adoption of the 2017 Tax Act; and

•	Pre-tax gain of $37 million resulting from the finalization of net working capital and other adjustments related to the contribution of the Core MTS Business to Change Healthcare.
2017

•	Pre-tax gain of $3,947 million related to the 2017 contribution of the Core MTS Business to the Change Healthcare joint venture; and

•	Non-cash pre-tax goodwill impairment charge of $290 million related to our EIS reporting unit.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Corporate: Corporate expenses, net, increased for 2019 primarily due to an increase in opioid-related costs, higher restructuring-related charges and costs for technology initiatives. Corporate expenses, net, increased for 2018 primarily due to a charitable contribution expense of $100 million and higher professional fees incurred for Corporate initiatives.
Loss on Debt Extinguishment: In 2018, we recognized a pre-tax loss on debt extinguishment of $122 million ($78 million after-tax) primarily representing premiums related to our February 2018 tender offers to redeem a portion of our existing outstanding long-term debt.
Interest Expense: Interest expense decreased over the last two years primarily due to the refinancing of debt at lower interest rates, partially offset by an increase in the issuance of commercial paper. Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Foreign Operations
Our foreign operations represented approximately 18%, 18% and 17% of our consolidated revenues in 2019, 2018 and 2017. Foreign operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies including Euro, British pound sterling and Canadian dollar. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates.  In discussing our operating results, we may use the term “foreign currency effect”, which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations.  In computing foreign currency effect, we translate our current year results in local currencies into U.S dollars by applying average foreign exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods in U.S. dollars. Additional information regarding our foreign operations is included in Financial Note 28, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Business Combinations
Refer to Financial Note 4, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Fiscal 2020 Outlook
Information regarding the Company’s fiscal 2020 outlook is contained in our Forms 8-K and 8-K/A dated May 8, 2019. These Forms should be read in conjunction with the sections Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors in Part I of this Annual Report on Form 10-K.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

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
In determining the appropriate allowance for doubtful accounts, which includes general and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2019, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 49.9% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.4% of our total consolidated revenues. At March 31, 2019, trade accounts receivable from our ten largest customers were approximately 31.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 18.4% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2019 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in our allowance for doubtful accounts as a percentage of net revenue in the foreseeable future.
At March 31, 2019, trade and notes receivables were $15,329 million prior to allowances of $273 million. In 2019, 2018 and 2017, our provision for bad debts was $132 million, $44 million and $93 million. At March 31, 2019 and 2018, the allowance as a percentage of trade and notes receivables was 1.8% and 1.3%. An increase or decrease of a hypothetical 0.1% in the 2019 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $15 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
Inventories: Inventories consist of merchandise held for resale. Prior to 2018, we reported inventories at the lower of cost or market (“LCM”). Effective in the first quarter of 2018, we report inventories at the lower of cost or net realizable value, except for inventories determined using the LIFO method. The majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign locations is based on first-in, first-out method and weighted average purchase prices. Rebates, cash discounts and other incentives received from vendors relating to the purchase or distribution of inventory are considered as product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories, net were $16,709 million and $16,310 million at March 31, 2019 and 2018.
The LIFO method was used to value approximately 62% and 63% of our inventories at March 31, 2019 and 2018. If we had used the moving average method of inventory valuation, inventories would have been approximately $696 million and $906 million higher than the amounts reported at March 31, 2019 and 2018. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. We recognized LIFO credits of $210 million, $99 million and $7 million in 2019, 2018 and 2017 within our consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

We believe that moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO or market.  As of March 31, 2019 and 2018, inventories at LIFO did not exceed market.
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
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use a method based on the income approach. Methods under the income approach start with a forecast of all of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in methods based on the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives. Refer to Financial Note 4, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information regarding our acquisitions.
Goodwill and Long-Lived Assets: As a result of acquiring businesses, we have $9,358 million and $10,924 million of goodwill at March 31, 2019 and 2018, $3,689 million and $4,102 million of intangible assets, net at March 31, 2019 and 2018. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant declines in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.
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
To estimate the fair value of our reporting units, we generally use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow (“DCF”) model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. In addition, we compare the aggregate of the reporting units’ fair values to our market capitalization as further corroboration of the fair values.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations.  The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. For example, some of the more significant estimates and assumptions inherent in the goodwill impairment estimation process using the market approach include the selection of appropriate guideline companies, the determination of market value multiples for both the guideline companies and the reporting unit, the determination of applicable premiums and discounts based on any differences in marketability between the business and the guideline companies and for the income approach, the required rate of return used in the DCF method, which reflects capital market conditions and the specific risks associated with the business.  Under the income approach, the fair value estimates in the goodwill impairment analysis are highly sensitive to the discount rates used in the discounting of expected cash flows attributable to the reporting units.  The discount rates are the weighted average cost of capital measuring the reporting unit’s cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. The unsystematic risk premium is an input factor used in calculating discount rate that specifically addresses uncertainty related to the reporting units’ future cash flow projections. Increases in the unsystematic risk premium increase the discount rate.
As a result of the 2019 annual goodwill impairment test, the estimated fair value of our reporting units excluding the CS and PS reporting units exceeded their carrying value. However, other risks, expenses and future developments, such as additional government actions, increased regulatory uncertainty and material changes in key market assumptions that we were unable to anticipate as of the testing date may require us to further revise the projected cash flows, which could adversely affect the fair value of our other reporting units in future periods. For example, the estimated fair value of our McKesson Canada reporting unit within Other exceeded the carrying value of this reporting unit by 8% in 2019. The goodwill balance of this reporting unit was $1,444 million at March 31, 2019 or approximately 15% of the consolidated goodwill balance. Generally, a decline in estimated future cash flows in excess of 12% or an increase in the discount rate in excess of 1.0% could result in an indication of goodwill impairment for this reporting unit in future reporting periods. Refer to Financial Note 2, “Goodwill Impairment Charges” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Currently, all of our intangible and other long-lived assets are amortized or depreciated based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 38 years.  We review intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Determination of recoverability of intangible assets is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition.  Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value.  Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
Our ongoing consideration of all the factors described previously could result in further impairment charges in the future, which could adversely affect our net income. Refer to Financial Note 3, “Restructuring and Asset Impairment Charges” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

Restructuring Charges: We have certain restructuring reserves which require significant estimates related to the timing and amount of future employee severance and other exit-related costs to be incurred when the restructuring actions take place. We generally recognize employee severance costs when payments are probable and amounts are estimable. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred. In connection with these restructuring actions, we also assess the recoverability of long-lived assets used in the business, and as a result, we may recognize accelerated depreciation reflecting shortened useful lives of the underlying assets.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in facts and circumstances. The final outcome of any outstanding claims may differ from our estimate. The supplier reserves primarily pertain to our U.S. Pharmaceutical and Specialty Solutions segment.
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
In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex new tax regulations across multiple global jurisdictions where we conduct our operations. For example, on December 22, 2017, the U.S. government enacted comprehensive new tax legislation referred to as the 2017 Tax Act. The 2017 Tax Act made broad and complex changes to the U.S. tax code. Refer to Financial Note 10, “Income Taxes,” to the accompanying consolidated financial statements appearing in this Annual Report on Form 10‑K for additional information.
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
Loss Contingencies: We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a material loss is reasonably possible or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided.
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
Net cash flow provided from operating activities was $4,036 million in 2019 compared to $4,345 million in 2018 and $4,744 million in 2017. Operating activities for 2019 were primarily affected by an increase in receivables due to overall increase in sales volume and timing of receipts and increases in drafts and accounts payable primarily due to increased inventory purchases and timing of payments. Operating activities for 2018 were primarily affected by a decrease in receivables primarily due to timing of receipts and loss of customers and increases in drafts and accounts payable reflecting longer payment terms for certain purchases. Operating activities for 2017 were primarily affected by an increase in drafts and accounts payable reflecting longer payment terms for certain purchases and increases in receivables primarily associated with our revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms. Operating activities for 2017 included cash generated from our Core MTS business. Operating activities for 2017 were also affected by $150 million of a settlement payment.
Net cash used in investing activities was $1,381 million in 2019 compared to $2,993 million in 2018 and $3,269 million in 2017. Investing activities for 2019 include $905 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD, $426 million and $131 million in capital expenditures for property, plant and equipment, and capitalized software, and $101 million of net cash proceeds from sales of businesses and investments.
Investing activities for 2018 include $2,893 million of net cash payments for acquisitions, including $1.3 billion and $720 million for our acquisitions of CoverMyMeds, LLC and RxCrossroads, $405 million and $175 million in capital expenditures for property, plant and equipment, and capitalized software, $374 million of net cash proceeds from sales of businesses and investments and $126 million cash payment received related to the Healthcare Technology Net Asset Exchange.
Investing activities for 2017 included $4,212 million of net cash payments for acquisitions including $2.1 billion for our acquisition of Rexall Health, $1,226 million of net payments received on the Healthcare Technology Net Asset Exchange, $404 million and $158 million in capital expenditures for property, plant and equipment, and capitalized software, and $206 million of net cash proceeds from sales of businesses and investments.
Financing activities utilized $2,227 million, $3,084 million and $2,069 million of cash in 2019, 2018 and 2017. Financing activities for 2019 include cash receipts of $37,265 million and payments of $37,268 million from short-term borrowings (primarily commercial paper).  We received cash from long-term debt issuances of $1,099 million and made repayments on long-term debt of $1,112 million in 2019. Financing activities in 2019 also include $1,627 million of cash paid for stock repurchases and $292 million of dividends paid.
Financing activities for 2018 include cash receipts of $20,542 million and payments of $20,725 million from short-term borrowings (primarily commercial paper). We received cash from long-term debt issuances of $1,522 million and made repayments on long-term debt of $2,287 million in 2018. Financing activities in 2018 also include $1,650 million of cash paid for stock repurchases $262 million of dividends paid and $112 million of payments for debt extinguishment.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

In 2017, we repurchased 14.1 million of our shares through open market transactions and 1.4 million of our shares through an ASR program. We received 0.3 million additional shares in April 2017 for the 2017 ASR program. In 2018, we repurchased 3.5 million of our shares through open market transactions and 6.7 million of our shares through ASR programs. We received an additional 1.0 million shares in the first quarter of 2019 under the March 2018 ASR program. In 2019, we repurchased 10.4 million of our shares through open market transactions and 2.1 million of our shares through the December 2018 ASR program.

In 2019, we retired 5.0 million or $542 million of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $472 million and $70 million during 2019.

	Years Ended March 31,
(In millions, except per share data)	2019	2018	2017
Number of shares repurchased (1)	13.5	10.5	15.5
Average price paid per share	$130.72	$151.06	$141.16
Total value of shares repurchased (1)	$1,627	$1,650	$2,250

(1)	Excludes shares surrendered for tax withholding.

The total authorization outstanding for repurchase of the Company’s common stock was $3.5 billion at March 31, 2019.

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
Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions, except ratios)	2019	2018	2017
Cash and cash equivalents	$2,981	$2,672	$2,783
Working capital	839	451	1,336
Debt to capital ratio (1)	43.3%	40.6%	39.2%
Return on McKesson stockholders’ equity (2)	0.4	0.6	54.6

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
Our cash and cash equivalents balance as of March 31, 2019 included approximately $1,450 million of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes.  Following enactment of the 2017 Tax Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, short-term borrowings, current portion of long-term debt and other current liabilities. We require a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital increased at March 31, 2019 compared to March 31, 2018 primarily due to an increase in the cash and cash equivalents, receivables, inventories and a decrease in current portion of long-term debt, partially offset by a increase in drafts and accounts payable. Consolidated working capital decreased at March 31, 2018 compared to March 31, 2017 primarily due to increases in drafts and accounts payable and a decrease in receivables, partially offset by an increase in inventories.
Our debt to capital ratio increased for 2019 and 2018 primarily due to a decrease in stockholders’ equity.
In July 2018, the Company’s quarterly dividend was raised from $0.34 to $0.39 per common share for dividends declared on or after such date by the Board. Dividends were $1.51 per share in 2019, $1.30 per share in 2018 and $1.12 per share in 2017. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2019, 2018 and 2017, we paid total cash dividends of $292 million, $262 million and $253 million. Additionally, as required under the Domination Agreement, we are obligated to pay an annual recurring compensation amount of €0.83 per McKesson Europe share (effective January 1, 2015) to the noncontrolling shareholders of McKesson Europe.
Contractual Obligations:
The table and information below presents our significant financial obligations and commitments at March 31, 2019:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt (1)	$7,595	$330	$1,737	$1,900	$3,628
Other (2)	648	223	91	89	245

Off balance sheet
Interest on borrowings (3)	2,018	234	413	348	1,023
Purchase obligations (4)	4,631	4,544	35	52	—
Operating lease obligations (5)	2,656	454	740	526	936
Other (6)	366	195	31	50	90
Total	$17,914	$5,980	$3,047	$2,965	$5,922

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations.

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

(4)
A purchase obligation is defined as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases and capital commitments.

(5)	Represents minimum rental payments for operating leases.

(6)
Includes agreements under which we have guaranteed the repurchase of our customers’ inventory and our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions.

The contractual obligations table above excludes the following obligations:
At March 31, 2019, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $810 million. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

During 2019, we renegotiated the terms of the TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability.  In exchange for the shareholders of Change agreeing to extinguish the liability, we agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from the Change Healthcare joint venture that would otherwise have been required to be made to the shareholders of Change.  As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses in the accompanying consolidated statement of operations in 2019.
Our banks and insurance companies have issued $165 million of standby letters of credit and surety bonds at March 31, 2019. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.39 billion at March 31, 2019, which exceeded the maximum redemption value of $1.23 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020.
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
Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2019 and 2018, we had $3.0 billion and $2.7 billion and in cash and cash equivalents. The effect of a hypothetical 50 bp increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and variable rate debt, would have resulted in a favorable impact to earnings in 2019 and 2018 of approximately $4 million and $10 million.
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
As of March 31, 2019 and 2018, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of our foreign exchange contracts by approximately $581 million and $458 million. However, our risk management programs are designed such that the potential loss in value of these risk management portfolios described above would be largely offset by changes in the value of the underlying exposure. Refer to Financial Note 20, “Hedging Activities,” for more information on our foreign currency forward contracts and cross-currency swaps.
The selected hypothetical change in interest rates and foreign currency exchange rates does not reflect what could be considered the best or worst case scenarios.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. This audit report appears on page 52 of this Annual Report on Form 10-K.
May 15, 2019

/s/ Brian S. Tyler
Brian S. Tyler
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

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
May 15, 2019

We have served as the Company’s auditor since 1968.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2019	2018	2017
Revenues	$214,319	$208,357	$198,533
Cost of Sales	(202,565)	(197,173)	(187,262)
Gross Profit	11,754	11,184	11,271
Operating Expenses
Selling, distribution and administrative expenses	(8,403)	(8,138)	(7,447)
Research and development	(71)	(125)	(341)
Goodwill impairment charges	(1,797)	(1,738)	(290)
Restructuring and asset impairment charges	(597)	(567)	(18)
Gain from sale of business	—	109	—
Gain on healthcare technology net asset exchange, net	—	37	3,947
Total Operating Expenses	(10,868)	(10,422)	(4,149)
Operating Income	886	762	7,122
Other Income, Net	182	130	77
Loss from Equity Method Investment in Change Healthcare	(194)	(248)	—
Loss on Debt Extinguishment	—	(122)	—
Interest Expense	(264)	(283)	(308)
Income from Continuing Operations Before Income Taxes	610	239	6,891
Income Tax (Expense) Benefit	(356)	53	(1,614)
Income from Continuing Operations	254	292	5,277
Income (Loss) from Discontinued Operations, Net of Tax	1	5	(124)
Net Income	255	297	5,153
Net Income Attributable to Noncontrolling Interests	(221)	(230)	(83)
Net Income Attributable to McKesson Corporation	$34	$67	$5,070

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$0.17	$0.30	$23.28
Discontinued operations	—	0.02	(0.55)
Total	$0.17	$0.32	$22.73
Basic
Continuing operations	$0.17	$0.30	$23.50
Discontinued operations	—	0.02	(0.55)
Total	$0.17	$0.32	$22.95

Weighted Average Common Shares
Diluted	197	209	223
Basic	196	208	221

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2019	2018	2017
Net Income	$255	$297	$5,153

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(190)	624	(632)

Unrealized gains (losses) on cash flow hedges	24	(30)	(19)

Changes in retirement-related benefit plans	(32)	15	(8)
Other Comprehensive Income (Loss), Net of Tax	(198)	609	(659)

Comprehensive Income	57	906	4,494
Comprehensive (Income) Attributable to Noncontrolling Interests	(155)	(415)	(4)
Comprehensive Income (Loss) Attributable to McKesson Corporation	$(98)	$491	$4,490

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$2,981	$2,672
Receivables, net	18,246	17,711
Inventories, net	16,709	16,310
Prepaid expenses and other	529	443
Total Current Assets	38,465	37,136
Property, Plant and Equipment, Net	2,548	2,464
Goodwill	9,358	10,924
Intangible Assets, Net	3,689	4,102
Equity Method Investment in Change Healthcare	3,513	3,728
Other Noncurrent Assets	2,099	2,027
Total Assets	$59,672	$60,381
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$33,853	$32,177
Current portion of long-term debt	330	1,129
Other accrued liabilities	3,443	3,379
Total Current Liabilities	37,626	36,685
Long-Term Debt	7,265	6,751
Long-Term Deferred Tax Liabilities	2,998	2,804
Other Noncurrent Liabilities	2,103	2,625
Commitments and Contingent Liabilities (Note 24)
Redeemable Noncontrolling Interests	1,393	1,459
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2019 and 2018, 271 and 275 shares issued at March 31, 2019 and 2018	3	3
Additional Paid-in Capital	6,435	6,188
Retained Earnings	12,409	12,986
Accumulated Other Comprehensive Loss	(1,849)	(1,717)
Other	(2)	(1)
Treasury Stock, at Cost, 81 and 73 shares at March 31, 2019 and 2018	(8,902)	(7,655)
Total McKesson Corporation Stockholders’ Equity	8,094	9,804
Noncontrolling Interests	193	253
Total Equity	8,287	10,057
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$59,672	$60,381

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2019, 2018 and 2017
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2016	271	$3	$5,845	$(2)	$8,360	$(1,561)	(46)	$(3,721)	$84	$9,008
Issuance of shares under employee plans	3	—	125					(61)		64
Share-based compensation			110							110
Tax benefit related to issuance of shares under employee plans					7					7
Acquisition of Vantage									89	89
Other comprehensive loss						(580)				(580)
Net income					5,070				39	5,109
Repurchase of common stock			(50)				(16)	(2,200)		(2,250)
Cash dividends declared, $1.12 per common share					(249)					(249)
Other	(1)		(2)	—	1				(34)	(35)
Balances, March 31, 2017	273	$3	$6,028	$(2)	$13,189	$(2,141)	(62)	$(5,982)	$178	$11,273
Issuance of shares under employee plans	2	—	126					(59)		67
Share-based compensation			67							67
Payments to noncontrolling interests									(98)	(98)
Other comprehensive income						424				424
Net income					67				187	254
Repurchase of common stock			(36)				(11)	(1,614)		(1,650)
Exercise of put right by noncontrolling shareholders of McKesson Europe			3							3
Cash dividends declared, $1.30 per common share					(270)					(270)
Other				1					(14)	(13)
Balances, March 31, 2018	275	$3	$6,188	$(1)	$12,986	$(1,717)	(73)	$(7,655)	$253	$10,057
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards					154					154
Balances, April 1, 2018	275	3	6,188	(1)	13,140	(1,717)	(73)	(7,655)	253	10,211
Issuance of shares under employee plans	1	—	75					(12)		63
Share-based compensation			92							92
Payments to noncontrolling interests									(184)	(184)
Other comprehensive loss						(132)				(132)
Net income					34				176	210
Repurchase of common stock			150				(13)	(1,777)		(1,627)
Retirement of common stock	(5)	—	(70)		(472)		5	542		—
Cash dividends declared, $1.51 per common share					(298)					(298)
Other				(1)	5				(52)	(48)
Balances, March 31, 2019	271	$3	$6,435	$(2)	$12,409	$(1,849)	(81)	$(8,902)	$193	$8,287

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2019	2018	2017
Operating Activities
Net income	$255	$297	$5,153
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	317	303	324
Amortization	632	648	586
Gain on Healthcare Technology Net Asset Exchange, net	—	(37)	(3,947)
Goodwill and other asset impairment charges	2,079	2,217	290
Loss from equity method investment in Change Healthcare	194	248	—
Deferred taxes	189	(868)	882
Credits associated with last-in, first-out inventory method	(210)	(99)	(7)
Loss (gain) from sales of businesses and investments	(86)	(169)	94
Other non-cash items	52	67	203
Changes in assets and liabilities, net of acquisitions:
Receivables	(967)	1,175	(762)
Inventories	(368)	(458)	320
Drafts and accounts payable	1,976	271	2,070
Taxes	(95)	671	146
Other	68	79	(458)
Settlement payment	—	—	(150)
Net cash provided by operating activities	4,036	4,345	4,744

Investing Activities
Payments for property, plant and equipment	(426)	(405)	(404)
Capitalized software expenditures	(131)	(175)	(158)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(905)	(2,893)	(4,212)
Proceeds from sale of businesses and investments, net	101	374	206
Payments received on Healthcare Technology Net Asset Exchange, net	—	126	1,226
Other	(20)	(20)	73
Net cash used in investing activities	(1,381)	(2,993)	(3,269)

Financing Activities
Proceeds from short-term borrowings	37,265	20,542	8,294
Repayments of short-term borrowings	(37,268)	(20,725)	(8,124)
Proceeds from issuances of long-term debt	1,099	1,522	1,824
Repayments of long-term debt	(1,112)	(2,287)	(1,601)
Payments for debt extinguishments	—	(112)	—
Common stock transactions:
Issuances	75	132	120
Share repurchases, including shares surrendered for tax withholding	(1,639)	(1,709)	(2,311)
Dividends paid	(292)	(262)	(253)
Other	(355)	(185)	(18)
Net cash used in financing activities	(2,227)	(3,084)	(2,069)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(119)	150	(144)
Net increase (decrease) in cash, cash equivalents and restricted cash	309	(1,582)	(738)
Cash, cash equivalents and restricted cash at beginning of year	2,672	4,254	4,992
Cash, cash equivalents and restricted cash at end of year	$2,981	$2,672	$4,254

Supplemental Cash Flow Information
Cash paid for:
Interest	$383	$298	$315
Income taxes, net of refunds	$262	$144	$587

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers a comprehensive offering of pharmaceuticals and medical supplies and provides services to help our customers improve the efficiency and effectiveness of their healthcare operations. Commencing in the first quarter of 2019, our new segment reporting structure was implemented and we have reported our financial results in three reportable segments on a retrospective basis: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 28, “Segments of Business” for more information.
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
We consider ourselves to control an entity if we are the majority owner of or have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE. Investments in business entities in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Refer to Financial Note 5, “Healthcare Technology Net Asset Exchange” for further information on our equity method investment in Change Healthcare, LLC (“Change Healthcare”).
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
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within “Prepaid expenses and other” and “Other Noncurrent Assets” in the consolidated balance sheets. At March 31, 2019 and 2018, our restricted cash balance was not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Marketable Securities Available-for-Sale: Our marketable securities, which are available-for-sale, are carried at fair value and are included within “Prepaid expenses and other” in the consolidated balance sheets. The unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2019 and 2018, marketable securities were not material. In determining whether an other-than-temporary decline in market value has occurred, we consider the duration that, and extent to which, the fair value of the investment is below its cost, the financial condition and future prospects of the issuer or underlying collateral of a security, and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity securities that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis are charged to other income, net, in the period in which the loss occurs.
Equity Method Investments: Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. We evaluate our equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded. Refer to Financial Note 5, “Healthcare Technology Net Asset Exchange” for further information relating to our equity method investment in Change Healthcare, LLC (“Change Healthcare”).
Concentrations of Credit Risk and Receivables: Our trade accounts receivable are subject to concentrations of credit risk with customers primarily in our U.S. Pharmaceutical and Specialty Solutions segment. During 2019, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 49.9% of our total consolidated revenues. Sales to our largest customer, CVS Health (“CVS”), accounted for approximately 19.4% of our total consolidated revenues. At March 31, 2019, trade accounts receivable from our ten largest customers were approximately 31.9% of total trade accounts receivable. Accounts receivable from CVS were approximately 18.4% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to concentrations of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these estimated amounts.
Financing Receivables: We assess and monitor credit risk associated with financing receivables, primarily notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as considering existing economic conditions, to determine if an allowance is required. Financing receivables are derecognized if legal title to them has been transferred and all related risks and rewards incidental to ownership have passed to the buyer.  As of March 31, 2019 and 2018, financing receivables and the related allowance were not material to our consolidated financial statements.
Inventories: Inventories consist of merchandise held for resale. Prior to 2018, we reported inventories at the lower of cost or market (“LCM”). Effective in the first quarter of 2018, we report inventories at the lower of cost or net realizable value, except for inventories determined using the last-in, first-out (“LIFO”) method. The majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign locations is based on first-in, first-out method and weighted average purchase prices. Rebates, cash discounts, and other incentives received from vendors are recognized within cost of sales upon the sale of the related inventory.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The LIFO method was used to value approximately 62% and 63% of our inventories at March 31, 2019 and 2018. If we had used the moving average method of inventory valuation, inventories would have been approximately $696 million and $906 million higher than the amounts reported at March 31, 2019 and 2018. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. We recognized LIFO credits of $210 million, $99 million and $7 million in 2019, 2018 and 2017 in cost of sales within our consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
We believe that moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”).  As such, our LIFO inventory is valued at the lower of LIFO cost or market.  As of March 31, 2019 and 2018, inventories at LIFO did not exceed market.
Shipping and Handling Costs: We include costs to pack and deliver inventory to our customers in selling, distribution and administrative expenses. Shipping and handling costs of $951 million, $914 million, and $814 million were recognized in 2019, 2018 and 2017.
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
To estimate the fair value of our reporting units, we generally use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow (“DCF”) model in which cash flows anticipated over future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an estimated expected rate of return. Other estimates inherent in both the market and income approaches include long-term growth rates, projected revenues, earnings and cash flow forecasts for the reporting units. In addition, we compare the aggregate of the reporting units’ fair values to the Company’s market capitalization as a further corroboration of the fair values. Goodwill testing requires a complex series of assumptions and judgments by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations.
Intangible Assets: Currently all of our intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 38 years. We review intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its estimated fair market value.
Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over their estimated useful lives ranging from one to ten years. As of March 31, 2019 and 2018, capitalized software held for internal use was $394 million and $425 million, net of accumulated amortization of $1,246 million and $1,182 million, and was included in other noncurrent assets in the consolidated balance sheets.

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
Revenues generated from the distribution of pharmaceutical and medical products represent the majority of our revenues. We order product from the manufacturer, receive and carry the product at our central distribution facilities and deliver the product directly to our customers’ warehouses, hospitals or retail pharmacies. The distribution business primarily generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon our delivery to the customer or upon customer pick-up. We also earn revenues from a variety of other sources including our retail, services and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are rendered. Revenues derived from distribution and retail business at the point of sale, and revenues derived from services represent approximately 98% and 2% of total revenues for the year ended on March 31, 2019.

Revenues are recorded gross when we are the principal in the transaction, have the ability to direct the use of the goods or services prior to transfer to a customer, are responsible for fulfilling the promise to our customer, have latitude in establishing prices, and control the relationship with the customer. We record our revenues net of sales taxes. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, discounts and rebates using historical data. Sales returns from customers were approximately $2.9 billion in 2019, and $3.1 billion in 2018 and 2017. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of March 31, 2019. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in selling, distribution and administrative expenses. We record deferred revenues when payments are received or due in advance of our performance. Deferred revenues are primarily from our services arrangements and are recognized as revenues over the periods when services are performed.

We had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets.
We elected the practical expedient and generally expense costs to obtain a contract when incurred because the amortization period would have been one year or less.

Supplier Incentives: Fees for services and other incentives received from suppliers, relating to the purchase or distribution of inventory, are considered product discounts and are generally reported as a reduction to cost of sales.
Supplier Reserves: We establish reserves against amounts due from suppliers relating to various fees for services and price and rebate incentives, including deductions taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in facts and circumstances. Adjustments to supplier reserves are generally included within cost of sales. The ultimate outcome of any outstanding claims may be different than our estimate. The supplier reserves primarily pertain to our U.S. Pharmaceutical and Specialty Solutions segment.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Our foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ equity accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in other comprehensive income or loss in the consolidated statements of comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2019, 2018 or 2017. We release cumulative translation adjustments from stockholders’ equity into earnings as a gain or loss only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  We also release all or a pro rata portion of the cumulative translation adjustments into earnings upon the sale of an equity method investment that is a foreign entity.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. We use foreign currency-denominated notes and cross-currency swaps to hedge a portion of our net investment in our foreign subsidiaries.  We use cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in other comprehensive income or loss in the consolidated statements of comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the consolidated statements of operations when the hedged item affects earnings. We evaluate hedge effectiveness at inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized in earnings following the date when ineffectiveness was identified. In the fourth quarter of 2018, we adopted amended guidance for derivatives and hedging which eliminates the existing requirement to recognize periodic hedge ineffectiveness in earnings for cash flow hedges and net investment hedges that are highly effective. The adoption had no material impact on our financial statements as there was no ineffectiveness recognized on our cash flow hedges or net investment hedges prior to adoption. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.
Comprehensive Income: Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from earnings. Our other comprehensive income primarily consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency including gains and losses on net investment hedges, unrealized gains and losses on cash flow hedges, as well as unrealized gains and losses on retirement-related benefit plans.
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
Share-Based Compensation: We account for all share-based compensation transactions at fair value. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period. The share-based compensation expense recognized has been classified in the consolidated statements of operations in the same manner as cash compensation paid to our employees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Loss Contingencies: We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate the loss or a range of possible loss. When a material loss is reasonably possible or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided.
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
Restructuring Charges: Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates.  Other exit-related costs are recognized as incurred.

Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses including transaction and integration costs are expensed as incurred.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed.  For intangible assets, we typically use a method that is a form or variation of the income approach. Income approach methods start with a forecast of all of the expected future net cash flows for each asset.  These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.  Some of the more significant estimates and assumptions inherent in income approach methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.  Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
Recently Adopted Accounting Pronouncements
Revenue Recognition: In the first quarter of 2019, we adopted amended guidance for revenue recognition using the modified retrospective method and applied the amended guidance to those contracts which were not completed as of April 1, 2018. The adoption of this amended guidance did not have a material impact on our consolidated financial statements. Our equity method investee, Change Healthcare, is required to adopt the amended guidance in our first quarter of 2020. The adoption of this amended guidance by Change Healthcare is not expected to have a material effect on our consolidated financial statements.
We elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed and (iii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Share-Based Payments: In the first quarter of 2019, we prospectively adopted amended guidance for employee share-based payment awards. This amendment provides guidance on which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the amended guidance, we are required to account for the effects of a modification of the fair value, the vesting conditions or the classification (as an equity instrument or a liability instrument) of the modified award from that of the original award immediately before the modification. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.

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
Restricted Cash: In the first quarter of 2019, we retrospectively adopted amended guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows. Our restricted cash balances at March 31, 2019 and 2018 were not material. The adoption of this amended guidance had no effect on our consolidated statements of operations, comprehensive income or our balance sheets. This amended guidance resulted in a change in presentation of restricted cash on our consolidated statement of cash flows.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In the first quarter of 2019, we adopted on a modified retrospective basis amended guidance that requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Upon adoption of this amended guidance, we recorded $152 million of deferred tax assets with a corresponding cumulative-effect increase to the beginning balance of retained earnings in our consolidated financial statements for the tax consequences relating to an intra-entity transfer of certain software in December 2016.
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

Derivatives and Hedging:  In October 2018, amended guidance was issued which allowed for the inclusion of the Secured Overnight Financing Rate Overnight Index Swap Rate as a benchmark interest rate for hedge accounting purposes. The amended guidance is effective for us on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the first quarter of 2020. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material impact on our consolidated financial statements.

Disclosure Update and Simplification: In August 2018, the Securities and Exchange Commission (“SEC”) issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation and transition guidance on adoption of this SEC rule. The amended guidance is effective for us commencing in the first quarter of 2020. We do not expect the adoption of this amended guidance to have a material effect on our consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
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
Compensation - Retirement Benefits - Defined Benefit Plans: In August 2018, amended guidance was issued for defined benefit pension or other postretirement plans. The amended guidance requires us to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period. The amended guidance also requires us to remove disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs over the next fiscal year. The amended guidance is effective for us on a retrospective basis commencing in the fiscal year ended March 31, 2021. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material effect on our consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
Fair Value Measurement: In August 2018, amended guidance was issued to remove, modify and add disclosure requirements on the fair value measurements. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains or losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for us commencing in the first quarter of 2021. Certain requirements will be applied prospectively while other changes will be applied retrospectively upon the effective date. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material effect on our consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accumulated Other Comprehensive Income: In February 2018, amended guidance was issued to address a narrow-scope financial reporting issue that arose as a consequence of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Existing guidance requires that deferred tax liabilities and assets be adjusted for a change in tax laws with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in net income, such as amounts related to benefit plans and hedging activity. As a result, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate. These differences are referred to as stranded tax effects. The amended guidance allows for a reclassification of only those amounts related to the 2017 Tax Act to retained earnings thereby eliminating the stranded tax effects. The amended guidance also requires certain disclosures about stranded tax effects. The amended guidance is effective for us commencing in the first quarter of 2020 on a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material effect on our consolidated financial statements.
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
Leases: In February 2016, amended guidance was issued for lease arrangements. The amended guidance requires lessees to recognize lease liabilities and right-of-use (“ROU”) assets on the balance sheet for all leases and to provide enhanced disclosures on key information of leasing arrangements. The amended guidance is effective for us commencing in the first quarter of 2020. Early adoption is permitted. We will adopt the amended guidance on a modified retrospective basis through a cumulative-effect adjustment to the beginning retained earnings in the period of adoption.

We will elect the transition package of practical expedients provided within the amended guidance, which eliminates the requirements to reassess lease identification, lease classification and initial direct costs for leases commenced before the effective date. The Company will also elect not to separate lease from non-lease components and to exclude short-term leases from its consolidated balance sheets.

The adoption of the amended guidance is expected to have a material impact on our consolidated balance sheet from the recognition of lease assets and liabilities. While we continue to assess all the impacts of adoption, we anticipate recognizing operating lease liabilities in excess of $2.0 billion based on the present value of the remaining minimum lease commitments using our incremental borrowing rate as of the effective date under the full lease term. We also expect to record corresponding ROU assets based upon the operating lease liabilities adjusted for prepaid and deferred rents, unamortized initial direct costs, liabilities associated with lease termination costs and impairments of ROU assets recognized to opening retained earnings at the effective date. Additionally, existing deferred gain on our sale-leaseback transaction will be derecognized from the consolidated balance sheet and recognized to opening retained earnings at the effective date. While we have not completed our evaluation of impairments of ROU assets upon adoption, we anticipate that the historical impairments of certain retail pharmacy stores in the historical periods prior to adoption will result in impairments of retail store ROU assets recognized through retained earnings upon adoption. We are finalizing the impact that the amended lease guidance will have on our consolidated financial statements, systems, processes and internal controls.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

2.	Goodwill Impairment Charges
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
The fair value of the reporting unit was determined using a combination of an income approach based on a DCF model and a market approach based on appropriate valuation multiples observed for the reporting unit’s guideline public companies. Fair value estimates result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Any material changes in key assumptions, including failure to improve operations of certain retail pharmacy stores, additional government reimbursement reductions, deterioration in the financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may affect such estimates. The discount rates are the weighted average cost of capital measuring the reporting unit’s cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. The unsystematic risk premium is an input factor used in calculating discount rate that specifically addresses uncertainty related to the reporting unit’s future cash flow projections. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information.

In 2019, we recorded total non-cash pre-tax goodwill impairment charges of $1,776 million ($1,756 million after-tax) for our two reporting units in our European Pharmaceutical Solutions segment. In 2018, we recorded non-cash goodwill impairment charges of $1,283 million (pre-tax and after-tax) in our European Pharmaceutical Solutions segment and $455 million (pre-tax and after-tax) for our Rexall Health reporting unit included in Other. In 2017, we recorded a non-cash pre-tax goodwill impairment charge of $290 million ($282 million after-tax) for our Enterprise Information Solutions (“EIS”) reporting unit included in Other. These charges were recorded under the caption, “Goodwill Impairment Charges” within operating expenses in the accompanying consolidated statements of operations. Most of the goodwill impairment for these reporting units were generally not deductible for income tax purposes.
McKesson Europe:
Fiscal 2019
In 2019, we recorded total non-cash pre-tax charges of $1,776 million ($1,756 million after-tax) to impair the carrying value of goodwill for our Consumer Solutions (“CS”) and Pharmacy Solutions (“PS”) reporting units in our European Pharmaceutical Solutions segment.
Prior to implementing the new segment reporting structure in the first quarter of 2019, our European operations were considered a single reporting unit. Following the change in reportable segments, our European Pharmaceutical Solutions segment was split into two distinct reporting units, CS and PS, for the purposes of goodwill impairment testing. As a result, we were required to perform a goodwill impairment test for these two new reporting units upon the change in reportable segment. Consequently, we recorded a non-cash goodwill impairment charge of $238 million (pre-tax and after-tax) in the first quarter of 2019 because the estimated fair value of the PS reporting unit was determined to be lower than its reassigned carrying value.
In the first quarter of 2019, both CS and PS reporting units projected a decline in the estimated future cash flows primarily triggered by additional U.K. government actions which were announced on June 29, 2018. Accordingly, we performed an interim goodwill impairment test for these reporting units. As a result, we determined that the carrying values of these reporting units exceeded their estimated fair value and recorded non-cash goodwill impairment charges of $332 million (pre-tax and after-tax) primarily for our CS reporting unit. The discount rate and terminal growth rate used for the CS reporting unit in the first quarter 2019 impairment test were 8.5% and 1.25%. The discount rate and terminal growth rate used for the PS reporting unit in the first quarter 2019 impairment test were 8.0% and 1.25%.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In the fourth quarter of 2019, as a result of our annual goodwill impairment test, we determined that the carrying values of our CS and PS reporting units exceeded their estimated fair value and recorded non-cash charges of $465 million ($445 million after-tax) for the CS reporting unit and $741 million (pre-tax and after-tax) for the PS reporting unit. The additional impairments were primarily due to declines in the reporting units’ estimated future cash flows and the selection of higher discount rates. The declines in estimated future cash flows were primarily attributed to additional government reimbursement reductions and competitive pressures within the U.K. The risk of successfully achieving certain business initiatives was the primary factor in the use of a higher discount rate. The discount rate and terminal growth rate used for the CS reporting unit in our 2019 annual impairment test were 10.0% and 1.25%. The discount rate and terminal growth rate used for the PS reporting unit in our 2019 annual impairment test were 9.0% and 1.25%. At March 31, 2019, both CS and PS reporting units had no remaining goodwill balances.

Fiscal 2018

In 2018, we recorded total non-cash charges of $1,283 million (pre-tax and after-tax) to impair the carrying value of goodwill within our European Pharmaceutical Solutions segment.

During the second quarter of 2018, our former McKesson Europe reporting unit projected a decline in its estimated future cash flows primarily triggered by government reimbursement reductions in their retail business in the U.K. Accordingly, we performed an interim one-step goodwill impairment test in accordance with the amended goodwill guidance for this reporting unit prior to our annual impairment test. As a result of the interim impairment test, we determined that the carrying value of this reporting unit exceeded its estimated fair value and recorded a non-cash charge of $350 million (pre-tax and after-tax) to impair the carrying value of this reporting unit’s goodwill. The discount rate and terminal growth rate used in our 2018 second quarter impairment test were 7.5% and 1.25% compared to 7.0% and 1.5% in our 2017 annual impairment test.

Additionally, as a result of our 2018 annual impairment test, we determined that the carrying value of the former McKesson Europe reporting unit further exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $933 million (pre-tax and after-tax) in the fourth quarter of 2018. This reporting unit had a further decline in its estimated future cash flows driven by weakening script growth outlook in our U.K. business and by a more competitive environment in France during the fourth quarter of 2018. The discount rate and terminal growth rate used in our 2018 annual impairment test were 8.0% and 1.25%.

Rexall Health:

Fiscal 2018

In 2018, as a result of our 2018 annual impairment test, we determined that the carrying value of our Rexall Health reporting unit within Other exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $455 million (pre-tax and after-tax). The impairment was the result of a decline in estimated future cash flows primarily driven by significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces which can only be partially mitigated through the business’ cost saving efforts. The discount rate and terminal growth rate used in our impairment testing for this reporting unit were 10.0% and 2.0%. At March 31, 2019 and 2018, the Rexall Health reporting unit had no remaining goodwill related to our acquisition of Rexall Health.

Enterprise Information Solutions:

Fiscal 2017

In conjunction with the 2017 Healthcare Technology Net Asset Exchange, we evaluated strategic options for our EIS business, which was a reporting unit within Other. In 2017, we recorded a non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of this reporting unit’s goodwill. The impairment primarily resulted from a decline in estimated cash flows. The amount of goodwill impairment for the EIS reporting unit was determined under the former accounting guidance on goodwill impairment testing, and computed as the excess of the carrying value of the reporting unit’s goodwill over its implied fair value of its goodwill.

Refer to Financial Note 21, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

3.	Restructuring and Asset Impairment Charges
We recorded pre-tax restructuring and asset impairment charges of $597 million, $567 million and $18 million in 2019, 2018 and 2017. These charges are included under the caption, “Restructuring and Asset Impairment Charges” within operating expenses in the accompanying consolidated statements of operations.
Fiscal 2019 Initiatives
On April 25, 2018, the Company announced a strategic growth initiative intended to drive long-term incremental profit growth and increase operational efficiency. The initiative consists of multiple growth priorities and plans to optimize the Company’s operating models and cost structures primarily through the centralization and outsourcing of certain administrative functions and cost management.

As part of the growth initiative, we committed to implement certain actions including a reduction in workforce, facility consolidation and store closures. We expect to record total pre-tax charges of approximately $140 million to $180 million, of which we recorded pre-tax charges of $135 million ($122 million after-tax) in 2019. This set of the initiatives will be substantially completed by the end of 2020. Estimated remaining charges primarily consist of exit-related costs including contract termination costs.

As previously announced on November 30, 2018, the Company relocated its corporate headquarters from San Francisco, California to Irving, Texas to improve efficiency, collaboration and cost competitiveness, effective April 1, 2019. We anticipate that the relocation will be completed by January 2021. We expect to record total pre-tax charges of approximately $80 million to $130 million and for 2019 recorded pre-tax charges of $33 million ($24 million after-tax) primarily representing employee severance. Estimated remaining charges primarily consist of lease and other exit-related costs, employee retention and relocation expenses.

During the fourth quarter of 2019, the Company committed to additional programs to continue our operating model and cost optimization efforts. We continue to implement centralization of certain functions and outsourcing through the expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of our business operations and related headcount reductions as well as the further closures of retail pharmacy stores in Europe and facilities. We expect to incur total pre-tax charges of approximately $300 million to $350 million for these programs, which are expected to be completed by the end of 2021. In 2019, pre-tax charges of $163 million ($127 million after-tax) were recorded, which primarily represent employee severance and accelerated depreciation expense. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.

Restructuring charges for the fiscal 2019 initiatives for the year ended March 31, 2019 consisted of the following:

	Year Ended March 31, 2019
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$50	$33	$19	$16	$36	$154
Exit and other-related costs (1)	7	3	20	57	57	144
Asset impairments and accelerated depreciation	6	5	3	18	1	33
Total	$63	$41	$42	$91	$94	$331
(1)    Exit and other-related costs primarily include lease and other contract exit costs associated with closures of facilities and retail pharmacy stores as well as project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the activity related to the restructuring liabilities associated with the fiscal 2019 initiatives for the year ended March 31, 2019:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Balance, March 31, 2018	$—	$—	$—	$—	$—	$—
Restructuring charges recognized	63	41	42	91	94	331
Non-cash charges	(6)	(5)	(3)	(18)	(1)	(33)
Cash payments	(8)	(5)	(23)	(52)	(53)	(141)
Other	(18)	7	(1)	8	(3)	(7)
Balance, March 31, 2019 (1)	$31	$38	$15	$29	$37	$150

(1)	As of March 31, 2019, the total reserve balance was $150 million of which $117 million was recorded in other accrued liabilities and $33 million was recorded in other noncurrent liabilities.

Fiscal 2018 McKesson Europe Plan
In the second quarter of 2018, we committed to a restructuring plan, which primarily consists of the closures of underperforming retail pharmacy stores in the U.K. and a reduction in workforce. Under this plan, we expect to record total pre-tax charges of approximately $90 million to $130 million for our European Pharmaceutical Solutions segment, of which $92 million of pre-tax charges were recorded to date. The plan will be substantially completed by 2020. In 2019 and 2018, we recorded pre-tax charges of $18 million ($16 million after-tax) and $74 million ($67 million after-tax) in operating expenses primarily representing employee severance and lease exit costs. We made cash payments of $32 million and $10 million during 2019 and 2018, primarily related to severance. The reserve balances as of March 31, 2019 and 2018 were $19 million and $42 million, recorded in other accrued liabilities in our consolidated balance sheets. Estimated remaining restructuring charges primarily consist of lease termination and other exit costs.
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
There were no material restructuring charges recorded during 2019, 2018 and 2017. We made cash payments of $18 million and $45 million during 2019 and 2018, primarily related to severance. The reserve balances as of March 31, 2019 and 2018 were $9 million and $39 million, recorded in other accrued liabilities, and $25 million and $30 million recorded in other noncurrent liabilities in our consolidated balance sheets. Estimated remaining restructuring charges primarily consist of exit-related activities for our European Pharmaceutical Solutions segment.

Other plans

There were no material restructuring charges for other plans recorded during 2019, 2018 and 2017.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Long-Lived Asset Impairments
McKesson Europe

In 2019, we recorded non-cash pre-tax charges of $210 million ($172 million after-tax) to impair the carrying value of certain long-lived assets (primarily pharmacy licenses) for our U.K. retail business primarily driven by government reimbursement reductions and competitive pressures in the U.K. In 2018, we recorded non-cash pre-tax charges of $446 million ($410 million after-tax) to impair the carrying value of certain intangible assets (primarily customer relationships and pharmacy licenses), store assets and capitalized software assets due to continuing declines in estimated future cash flows in our European businesses including consideration of significant government reimbursement reductions in our U.K. retail business. In 2019 and 2018, we used an income approach (DCF method) or a combination of an income approach and a market approach to estimate the fair value of the long-lived assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

Rexall Health

In 2019 and 2018, we recorded non-cash charges of $35 million and $33 million (pre-tax and after-tax) to impair certain intangible assets (primarily customer relationships) for our Rexall Health retail business. The impairments were primarily the results of the decline in estimated future cash flows for this business. The estimated cash flow projections were negatively affected by lower projected overall growth rate resulting from the ongoing impact of government regulations in 2019 and significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces in 2018. We utilized an income approach (DCF method) for estimating the fair value of long-lived assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

There were no material impairments of long-lived assets in 2017.

4.	Business Combinations
2019 Acquisitions
Medical Specialties Distributors LLC (“MSD”)
On June 1, 2018, we completed our acquisition of MSD for the net purchase consideration of $784 million, which was funded from cash on hand. MSD is a leading national distributor of infusion and medical-surgical supplies as well as a provider of biomedical services to alternate site and home health providers. The financial results of MSD have been included in our consolidated statements of operations within our Medical-Surgical Solutions segment since the acquisition date.
The adjusted provisional fair value of assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $240 million and $163 million. Approximately $381 million of the adjusted preliminary purchase price allocation has been assigned to goodwill, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. The adjusted preliminary purchase price allocation includes acquired identifiable intangibles of $326 million primarily representing customer relationships with a weighted average life of 18 years. These amounts are provisional within the measurement period and subject to change as our fair value assessments are finalized.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the preliminary recording of the fair value of the assets acquired and liabilities assumed for this acquisition as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date (Provisional As Adjusted)
Receivables	$113
Other current assets, net of cash and cash equivalents acquired	72
Goodwill	381
Intangible assets	326
Other long-term assets	55
Current liabilities	(72)
Other long-term liabilities	(91)
Net assets acquired, net of cash and cash equivalents	$784
2018 Acquisitions

RxCrossroads
On January 2, 2018, we completed our acquisition of RxCrossroads for the net purchase consideration of $720 million, which was funded from cash on hand. The financial results of RxCrossroads have been included in the consolidated statements of operations within our U.S. Pharmaceutical and Specialty Solutions segment since the acquisition date.
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
CoverMyMeds LLC (“CMM”)
On April 3, 2017, we completed our acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in April 2018. The financial results of CMM have been included in our consolidated statements of operations within Other since the acquisition date.
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, we recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date on our consolidated balance sheet.  The contingent consideration was estimated using a Monte Carlo simulation, which utilized Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability was re-measured at fair value at each reporting date until the liability is extinguished with changes in fair value being recorded in our consolidated statements of operations. The initial fair value of this contingent consideration was a non-cash investing activity. In May 2018, we made a cash payment of $68 million representing the contingent consideration for 2018. As of March 31, 2019 and 2018, the related liability was $69 million and $124 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Other
During 2018, we also completed our acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for net cash consideration of $485 million, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed of intraFUSION, BDI and Uniprix as of the acquisition dates were finalized upon completion of the measurement period. As of September 30, 2018, the final amounts of fair value recognized for the assets acquired and liabilities assumed for these acquisitions as of the acquisition dates, excluding goodwill and intangibles, were $292 million and $160 million. Approximately $246 million of the final purchase price allocation was assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $118 million primarily representing customer relationships. The financial results of intraFUSION and BDI have been included within our U.S. Pharmaceutical and Specialty Solutions segment since the acquisition dates. The financial results of Uniprix have been included within Other since the acquisition date.
2017 Acquisitions
Rexall Health
In the third quarter of 2017, we completed our acquisition of Rexall Health which operated approximately 400 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (approximately $2.1 billion) was funded from cash on hand. The measurement period to finalize the accounting for this acquisition ended in the third quarter of 2018. As part of the transaction, McKesson agreed to divest 27 local stores that the Competition Bureau of Canada identified during its review of the transaction. During 2018, we completed the sales of all 27 stores and received net cash proceeds of $116 million Canadian dollars (approximately $94 million) from a third-party buyer. We also received $147 million Canadian dollars (approximately $119 million) in cash from the third-party seller of Rexall Health as the settlement of the post-closing purchase price adjustment related to these store divestitures. No gain or loss was recognized from the sales of these stores. On May 23, 2018, as the result of resolving certain indemnity and other claims related to this acquisition, $125 million Canadian dollars (approximately $97 million) was released to us from an escrow account. The receipt of this cash was recorded as a settlement gain within operating expenses in our consolidated statement of operations in 2019.
Other
During 2017, we also completed our acquisitions of Vantage, Biologics, Inc. (“Biologics”) and UDG Healthcare PLC (“UDG”) for net cash consideration of $1.6 billion.

Other Acquisitions
During the three years presented, we also completed a number of other small acquisitions within all of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.
Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

5.	Healthcare Technology Net Asset Exchange
In the fourth quarter of 2017, we contributed the majority of our McKesson Technology Solutions businesses (“Core MTS Business”) to the newly formed joint venture, Change Healthcare, under the terms of a contribution agreement previously entered into between McKesson and Change Healthcare Inc. (“Change”, formerly known as Change Healthcare Holdings, Inc.) and others including shareholders of Change. In exchange for the contribution, we own 70% of the joint venture with the remaining equity ownership held by shareholders of Change. The joint venture is jointly governed by us and shareholders of Change.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Change Healthcare Inc., the entity that owns 30% of the joint venture, filed a registration statement with the Securities and Exchange Commission on March 15, 2019 and amended on April 5, 2019 regarding its intent to pursue an initial public offering.
Gain from Healthcare Technology Net Asset Exchange
We accounted for this transaction as a sale of the Core MTS Business and a subsequent purchase of a 70% interest in the newly formed joint venture. Accordingly, in 2017, we deconsolidated the Core MTS Business and recorded a pre-tax gain of $3.9 billion (after-tax gain of $3.0 billion) in operating expenses. Additionally, in 2018, we recorded a pre-tax gain of $37 million (after-tax gain of $22 million) in operating expenses upon the finalization of net working capital and other adjustments. During 2018, we received $126 million in cash from Change Healthcare representing the final settlement of the net working capital and other adjustments.
Equity Method Investment in Change Healthcare
Our investment in the joint venture is accounted for using the equity method of accounting on a one-month reporting lag. We recorded our proportionate share of loss from Change Healthcare of $194 million and $248 million in 2019 and 2018, which included transaction and integration expenses incurred by the joint venture and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible amortization and removal of profit associated with the recognition of deferred revenue. The proportionate share of loss from Change Healthcare recorded in 2018, was partially offset by a provisional tax benefit of $76 million recognized by Change Healthcare primarily due to a reduction in the future applicable tax rate related to the December 2017 enactment of the 2017 Tax Act. These amounts were recorded under the caption, “Loss from Equity Method Investment in Change Healthcare,” in our consolidated statement of operations.
At March 31, 2019 and 2018, our carrying value of this equity method investment was $3,513 million and $3,728 million, which exceeded our proportionate share of the joint venture’s book value of net assets by approximately $4,158 million and $4,472 million, primarily reflecting equity method intangible assets and goodwill.
Related Party Transactions
In connection with the transaction, McKesson, Change Healthcare and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”) and certain other commercial agreements. Fees incurred or earned from Advisory Agreement were not material for 2019 and 2018. Fees incurred or earned from TSA were $60 million in 2019, $91 million in 2018 and not material in 2017. Transition service fees are included within operating expenses in our consolidated statements of operations. Revenues recognized and expenses incurred under commercial arrangements with Change Healthcare were not material during 2019, 2018 and 2017. At March 31, 2019 and 2018, receivables due from the joint venture were not material.
Tax Receivable Agreement

In connection with the net asset exchange transaction, we also entered into a tax receivable agreement (“TRA”) with the shareholders of Change. At March 31, 2018, we had a $90 million noncurrent liability payable to the shareholders of Change. During 2019, we renegotiated the terms of the TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability.  In exchange for the shareholders of Change agreeing to extinguish the liability, we agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from the Change Healthcare joint venture that would otherwise have been required to be made to the shareholders of Change.  As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses in the accompanying consolidated statement of operations in 2019.  We had no outstanding payable balance to the shareholders of Change at March 31, 2019.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

6.	Divestitures
Fiscal 2019

Equity Investment

In November 2018, we divested all of our ownership interest in an equity investment included in Other for proceeds of approximately $61 million. As a result, we recorded a pre-tax gain of $56 million ($41 million after-tax) in the third quarter of 2019. The gain is included within other income, net, in our consolidated statement of operations. Under the terms of agreements entered into for this transaction, we elected to receive cash consideration of $23 million and concurrently contribute $38 million of the proceeds to obtain an equity interest in a newly formed entity.

Fiscal 2018

Enterprise Information Solutions

On August 1, 2017, we entered into an agreement with a third party to sell our EIS business included in Other for $185 million, subject to adjustments for net debt and working capital. On October 2, 2017, the transaction closed upon satisfaction of all closing conditions including the termination of the waiting period under U.S. antitrust laws. We received net cash proceeds of $169 million after $16 million of assumed net debt by the third party. We recognized a pre-tax gain of $109 million ($30 million after-tax) upon the disposition of this business in the third quarter of 2018 within operating expenses.

Equity Investment

On July 18, 2017, we completed the sale of an equity investment included in our U.S. Pharmaceutical and Specialty Solutions segment to a third party for total cash proceeds of $42 million and recorded a pre-tax gain of $43 million ($26 million after-tax) within other income, net, in the second quarter of 2018.

Fiscal 2017

There were no material divestitures in 2017.

These divestitures did not meet the criteria to be reported as discontinued operations since they did not constitute a significant strategic business shift.  Accordingly, pre-tax gains from 2019 and 2018 divestitures were recorded within continuing operations of our consolidated statements of operations. Pre- and after-tax income of divested businesses were not material for 2019 and 2018.

7.	Discontinued Operations
On May 31, 2016, we completed the sale of our Brazilian pharmaceutical distribution business and recognized an after-tax loss of $113 million within discontinued operations in 2017 primarily for the settlement of certain indemnification matters as well as the release of the cumulative translation losses. We made a payment of approximately $100 million related to the sale of this business.

The results of discontinued operations for the years ended March 31, 2019, 2018 and 2017 were not material except for the loss recognized upon the disposition of our Brazilian business in 2017. As of March 31, 2019 and 2018, the carrying amounts of total assets and liabilities of discontinued operations were not material.

8.	Share-Based Compensation
We provide share-based compensation to our employees, officers and non-employee directors, including stock options, an employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”), performance-based restricted stock units (“PeRSUs”) and performance-based stock units ("PSUs", formerly referred to as total shareholder return units or “TSRUs”) (collectively, “share-based awards”). Most of our share-based awards are granted in the first quarter of each fiscal year.

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
The compensation expense recognized has been classified in the consolidated statements of operations or capitalized in the consolidated balance sheets in the same manner as cash compensation paid to our employees. No share-based compensation expenses were capitalized as part of the cost of an asset in 2019, and no material amounts were capitalized in 2018 and 2017.

Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2019	2018	2017
Restricted stock unit awards (1)	$75	$46	$79
Stock options	12	14	24
Employee stock purchase plan	8	9	12
Share-based compensation expense	95	69	115
Tax benefit for share-based compensation expense (2)	(12)	(28)	(92)
Share-based compensation expense, net of tax	$83	$41	$23

(1)	Includes compensation expense recognized for RSUs, PeRSUs and PSUs.

(2)
Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible. Income tax expense for 2019 included discrete income tax expense of $4 million, 2018 and 2017 included discrete income tax benefits of $8 million and $54 million related to the adoption of the amended accounting guidance on share-based compensation.

Stock Plans
In July 2013, our stockholders approved the 2013 Stock Plan to replace the 2005 Stock Plan. These stock plans provide our employees, officers and non-employee directors the opportunity to receive equity-based, long-term incentives in the form of stock options, restricted stock, RSUs, PeRSUs, PSUs and other share-based awards. The 2013 Stock Plan reserves 30 million shares plus the remaining number of shares reserved but unused under the 2005 Stock Plan. As of March 31, 2019, 25 million shares remain available for future grant under the 2013 Stock Plan.
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

Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2019	2018	2017
Expected stock price volatility	26%	25%	21%
Expected dividend yield	0.9%	0.8%	0.7%
Risk-free interest rate	2.8%	1.7%	1.1%
Expected life (in years)	4.6	4.5	4
The following is a summary of stock options outstanding at March 31, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$87.24	–	$162.55	1	4	$133.54	1	$119.65
162.56	–	239.93	2	3	197.98	1	199.08
			3			2

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes stock option activity during 2019:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2018	3	$161.27	4	$36
Granted	1	141.93
Cancelled	—	167.37
Exercised	(1)	86.65
Outstanding, March 31, 2019	3	$166.72	3	$4
Vested and expected to vest (1)	3	$166.88	3	$3
Vested and exercisable, March 31, 2019	2	167.27	2	4

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2019	2018	2017
Weighted-average grant date fair value per stock option	$34.98	$34.24	$32.19
Aggregate intrinsic value on exercise	$16	$60	$97
Cash received upon exercise	$29	$77	$54
Tax benefits realized related to exercise	$4	$22	$38
Total fair value of stock options vested	$16	$20	$18
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$15	$15	$21
Weighted-average period in years over which stock option compensation cost is expected to be recognized	2	2	2
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
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2019, approximately 63,000 RSUs for our directors are vested.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

PeRSUs are awards for which the number of RSUs awarded is conditional upon the attainment of one or more performance objectives over a specified period. Each year, the Compensation Committee approves the target number of PeRSUs representing the base number of RSUs that could be awarded if performance goals are attained. PeRSUs are accounted for as variable awards until the performance goals are reached at which time the grant date is established. Total compensation expense for PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the compensation expense for PeRSUs is re-computed using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. We recognize compensation expense for these awards on a straight-line basis over the requisite aggregate service period of generally four years.
PSUs, formerly referred to as TSRUs, are conditional upon the attainment of market and performance objectives over a specified period. The number of vested PSUs is assessed at the end of a three-year performance period upon attainment of a total shareholder return metric relative to a peer group of companies and meeting certain earnings per share targets, and for special PSUs granted in 2019 meeting certain cumulative operating profit metric. We use the Monte Carlo simulation model to measure the fair value of the total shareholder return portion of the PSUs. The earnings per share portion of the PSUs is measured at the grant date market price. PSUs have a requisite service period of approximately three years. Expense is attributed to the requisite service period on a straight-line basis based on the fair value of the PSUs, adjusted for the performance modifier at the end of each reporting period. For PSUs that are designated as equity awards, the fair value is measured at the grant date. For PSUs that are eligible for cash settlement and designated as liability awards, we re-measure the fair value at the end of each reporting period and adjust a corresponding liability on our balance sheet for changes in fair value.

The weighted-average assumptions used in the Monte Carlo valuations are as follows:

	Years Ended March 31,
	2019	2018	2017
Expected stock price volatility	31%	29%	23%
Expected dividend yield	0.9%	0.8%	0.7%
Risk-free interest rate	2.6%	1.5%	1.1%
Expected life (in years)	3	3	3

The following table summarizes activity for restricted stock unit awards (RSUs, PeRSUs, and PSUs) during 2019:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2018	2	$176.74
Granted	1	143.94
Cancelled	—	147.88
Vested	(1)	210.30
Nonvested, March 31, 2019	2	$142.77
The following table provides data related to restricted stock unit award activity:

	Years Ended March 31,
(In millions)	2019	2018	2017
Total fair value of shares vested	$59	$156	$109
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$119	$97	$99
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	2	2	2

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

ESPP
The Company has an ESPP under which 21 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant for all the years presented. We recognize costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in 2019, 2018, and 2017. At March 31, 2019, 3 million shares remain available for issuance.

9.	Other Income, Net

	Years Ended March 31,
(In millions)	2019	2018	2017
Interest income	$39	$48	$29
Equity in earnings, net (1)	43	32	30
Gain from sale of equity investment (2)	56	43	—
Other, net	44	7	18
Total	$182	$130	$77

(1)	Primarily recorded within our European Pharmaceutical Solutions segment.

(2)	Amount represented a pre-tax gain from the sale of an equity investment to a third party included in Other during 2019 and in our U.S. Pharmaceutical and Specialty Solutions segment during 2018.

10.	Income Taxes

	Years Ended March 31,
(In millions)	2019	2018	2017
Income from continuing operations before income taxes
U.S.	$1,512	$1,175	$5,772
Foreign	(902)	(936)	1,119
Total income from continuing operations before income taxes	$610	$239	$6,891
Income tax expense (benefit) related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2019	2018	2017
Current
Federal	$(20)	$577	$524
State	35	33	86
Foreign	152	205	122
Total current	167	815	732

Deferred
Federal	223	(767)	767
State	44	17	164
Foreign	(78)	(118)	(49)
Total deferred	189	(868)	882
Income tax expense (benefit)	$356	$(53)	$1,614

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We recorded income tax expense of $356 million, benefit of $53 million and expense of $1,614 million related to continuing operations in 2019, 2018 and 2017.
Our reported income tax expense rate for 2019 was 58.4% compared to income tax benefit rate of 22.2% for 2018 and an income tax expense rate of 23.4% in 2017. Fluctuations in our reported income tax rates are primarily due to the impact of the 2017 Tax Act, the impact of nondeductible impairment charges, and varying proportions of income attributable to foreign countries that have income tax rates different from the U.S. rate.
The reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% for 2019, 31.6% for 2018 and 35% for 2017 to the income before income taxes is as follows:

	Years Ended March 31,
(In millions)	2019	2018	2017
Income tax expense at federal statutory rate	$128	$75	$2,411
State income taxes net of federal tax benefit	70	50	153
Tax effect of foreign operations	(86)	(146)	(326)
Unrecognized tax benefits and settlements	20	454	57
Non-deductible goodwill	357	585	106
Share-based compensation	4	(8)	(54)
Net tax benefit on intellectual property transfer	(42)	(178)	(137)
Rate differential on gain from Change Healthcare Net Asset Exchange	—	—	(587)
Impact of change in U.S. tax rate on temporary differences	(81)	(1,324)	—
Transition tax on foreign earnings	(5)	457	—
Other, net (1)	(9)	(18)	(9)
Income tax expense (benefit)	$356	$(53)	$1,614

(1)
Our effective tax rates were impacted by other favorable U.S. federal permanent differences including research and development credits of $7 million, $11 million and $14 million in 2019, 2018 and 2017.

Our reported income tax expense rate for 2019 was unfavorably impacted by non-cash pre-tax charges of $1,776 million ($1,756 million after-tax) to impair the carrying value of goodwill for our European Pharmaceutical Solutions segment, given that these charges are generally not deductible for tax purposes. Our reported income tax benefit rate for 2018 was unfavorably impacted by non-cash charges of $1,738 million (pre-tax and after-tax) to impair the carrying value of goodwill, given that generally no tax benefit was recognized for these charges. Our reported income tax expense rate for 2017 was unfavorably impacted by the non-cash pre-tax charge of $290 million ($282 million after-tax) to impair the carrying value of goodwill, given that generally the majority of this charge was not deductible for income tax purposes. Refer to Financial Note 2, “Goodwill Impairment Charges,” for more information.
During 2019, we sold software between wholly-owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. An entity based in the U.S. was the acquirer of the software and is entitled to amortize the purchase price of the assets for tax purposes. In accordance with the recently adopted amended accounting guidance on income taxes, a discrete tax benefit of $42 million was recognized in the second quarter of 2019 with a corresponding increase to a deferred tax asset for the future tax amortization.
On December 19, 2016, we sold various software relating to our technology businesses between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. A McKesson entity based in the U.S. was the recipient of the software and is entitled to amortize the fair value of the assets for book and tax purposes. The tax benefit associated with the amortization of these assets is recognized over the tax lives of the assets. As a result, we recognized a net tax benefit of $178 million and $137 million in 2018 and 2017. We no longer recognize the tax benefit associated with this amortization in continuing operations upon adoption of the amended guidance related to intra-entity transfer of an asset other than inventory in 2019. Refer to Financial Note 1, “Significant Accounting Policies,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On March 1, 2017, we contributed assets to Change Healthcare as described in Financial Note 5, “Healthcare Technology Net Asset Exchange”. While this transaction was predominantly structured as a tax free asset contribution for U.S. federal income tax purposes under Section 721(a) of the Internal Revenue Code, we recorded tax expense of $929 million on the gain. The tax expense was primarily driven by the recognition of a deferred tax liability on the excess book over tax basis in our equity investment in Change Healthcare.
In March 2016, amended guidance was issued for employee share-based payment awards. Under the amended guidance, all windfalls and shortfalls related to employee share-based compensation arrangements are recognized within income tax expense. We elected to early adopt this amended guidance in the first quarter of 2017. The primary impact of the adoption was the recognition of excess tax benefits in the income statement on a prospective basis, rather than additional paid-in capital. As a result, we recognized net tax expense of $4 million in 2019 and net tax benefits of $8 million and $54 million in 2018 and 2017.
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2019	2018
Assets
Receivable allowances	$70	$58
Compensation and benefit related accruals	377	345
Net operating loss and credit carryforwards	885	811
Long-term contractual obligations	—	59
Other	216	279
Subtotal	1,548	1,552
Less: valuation allowance	(870)	(751)
Total assets	678	801
Liabilities
Inventory valuation and other assets	(2,016)	(1,869)
Fixed assets and systems development costs	(170)	(158)
Intangibles	(513)	(644)
Change Healthcare Equity Investment	(885)	(814)
Other	(34)	(71)
Total liabilities	(3,618)	(3,556)
Net deferred tax liability	$(2,940)	$(2,755)

Long-term deferred tax asset	$58	$49
Long-term deferred tax liability	(2,998)	(2,804)
Net deferred tax liability	$(2,940)	$(2,755)
We assess the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized.  As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions.  The valuation allowance was approximately $870 million and $751 million in 2019 and 2018. The increase of $119 million in valuation allowances in the current year relates primarily to net operating and capital losses incurred in certain tax jurisdictions for which no tax benefit was recognized.
We have federal, state and foreign net operating loss carryforwards of $92 million, $3,551 million and $2,143 million. Federal and state net operating losses will expire at various dates from 2019 through 2040. Substantially all our foreign net operating losses have indefinite lives. In addition, we have foreign capital loss carryforwards of $742 million with indefinite lives.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2019	2018	2017
Unrecognized tax benefits at beginning of period	$1,183	$486	$555
Additions based on tax positions related to prior years	78	47	7
Reductions based on tax positions related to prior years	(234)	(124)	(67)
Additions based on tax positions related to current year	68	778	105
Reductions based on settlements	(13)	(7)	(113)
Reductions based on the lapse of the applicable statutes of limitations	(25)	—	—
Exchange rate fluctuations	(5)	3	(1)
Unrecognized tax benefits at end of period	$1,052	$1,183	$486
As of March 31, 2019, we had $1,052 million of unrecognized tax benefits, of which $877 million would reduce income tax expense and the effective tax rate, if recognized. The decrease in unrecognized tax benefits in 2019 compared to 2018 is primarily attributable to a $171 million decrease, with a corresponding increase in taxes payable, due to the issuance of new tax regulations. The increase in unrecognized tax benefits in 2018 compared to 2017 is primarily attributable to provisional amounts relating to the application of certain provisions of the 2017 Tax Act, partially offset by a decrease in unrecognized tax benefit due to the resolution of the U.S. Internal Revenue Services (“IRS”) relating to the fiscal years 2010 through 2012.  During the next twelve months, we do not expect any material reduction in our unrecognized tax benefits. However, this may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on income taxes as income tax expense. We recognized income tax expense of $33 million in 2019 and income tax benefits of $1 million and $6 million in 2018 and 2017, representing interest and penalties, in our consolidated statements of operations. As of March 31, 2019 and 2018, we had accrued $68 million and $37 million cumulatively in interest and penalties on unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. The IRS is currently examining our U.S. corporation income tax returns for 2013 through 2015. During the third quarter of 2018, we signed the Revenue Agent’s Report from the U.S. IRS relating to their audit of the fiscal years 2010 through 2012 and recorded a $39 million tax benefit due to the favorable resolution of various uncertain tax positions for those years. During the first quarter of 2017, we reached an agreement with the IRS to settle all outstanding issues relating to the fiscal years 2007 through 2009 without a material impact to our provision for income taxes. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2010 through the current fiscal year.
2017 Tax Act
On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which was comprehensive new tax legislation. The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with this guidance, we recognized a tax benefit of $1,324 million in 2018 due to the re-measurement of certain deferred taxes to the lower U.S. federal tax rate mainly driven by a decrease in our deferred tax liabilities for inventories and investments. During 2019, we have not made any measurement period adjustments to this amount. Our reported income tax expense for 2019 included $81 million of tax benefits primarily related to a change in a tax method for inventory approved by the tax authorities and other elections made on our 2018 tax return filed after enactment of the 2017 Tax Act but prior to the reduction in U.S. tax rates. We recognized tax expense of $457 million in 2018 for the one-time transition tax on certain accumulated earnings and profits of our foreign subsidiaries resulting from the 2017 Tax Act. During 2019, we recognized a discrete tax benefit of $5 million in measurement period adjustments to the one-time transition tax on certain accumulated earnings and profits of our foreign subsidiaries. Our accounting for the impact of the 2017 Tax Act was completed as of the period ending December 31, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The 2017 Tax Act made broad and complex changes to the U.S. tax code that affected our fiscal year 2019 and 2018 in multiple ways, including but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; creating the base erosion anti-abuse tax; creating a new provision designed to tax global intangible low-tax income (“GILTI”); and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. We have estimated the impact of these changes in our income tax provision for 2019.
The Company is allowed to make an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to treat the tax effect of GILTI as a current period expense when incurred.
Undistributed earnings of our foreign operations totaling $4.9 billion were considered indefinitely reinvested. Following enactment of the 2017 Tax Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the United States could be subject to applicable foreign withholding taxes and state income taxes.  We may remit foreign earnings to this United States to the extent it is tax efficient to do so. We do not expect the tax impact from remitting these earnings to be material.

11.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, during 2019, 2018 and 2017, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $45 million, $43 million and $44 million. All amounts were recorded in our consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During 2019 there were no material exercises of the Put Right. During 2018, we paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At March 31, 2019 and 2018, the carrying value of redeemable noncontrolling interests of $1.39 billion and $1.46 billion exceeded the maximum redemption value of $1.23 billion and $1.35 billion. At March 31, 2019 and 2018, we owned approximately 77% of McKesson Europe’s outstanding common shares.
Appraisal Proceedings
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amount will be paid as specified currently in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remain unadjusted. Noncontrolling shareholders of McKesson Europe appealed this decision. McKesson Europe Holdings GmbH & Co. KGaA also appealed the decision. If upon final resolution of the appeal an upwards adjustment is ordered, we would be required to make certain additional payments for any shortfall to all McKesson Europe noncontrolling shareholders who previously received amounts under the Domination Agreement.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in our consolidated entities primarily related to ClarusONE and Vantage, which were $193 million and $253 million at March 31, 2019 and 2018 on our consolidated balance sheets. During 2019, 2018 and 2017, we allocated a total of $176 million, $187 million and $39 million of net income to noncontrolling interests.

Changes in redeemable noncontrolling interests and noncontrolling interests for the years ended March 31, 2019 and 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2017	$178	$1,327
Net income attributable to noncontrolling interests	187	43
Other comprehensive income	—	185
Reclassification of recurring compensation to other accrued liabilities	—	(43)
Payments to noncontrolling interests	(98)	—
Exercises of Put Right	—	(53)
Other	(14)	—
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	176	45
Other comprehensive income	—	(66)
Reclassification of recurring compensation to other accrued liabilities	—	(45)
Payments to noncontrolling interests	(184)	—
Other	(52)	—
Balance, March 31, 2019	$193	$1,393

There were no material changes in our ownership interests related to redeemable noncontrolling interests during 2019.The effect of changes in our ownership interests related to redeemable noncontrolling interests on our equity of $3 million resulting from exercises of Put Right was recorded as a net increase to McKesson’s stockholders’ paid-in capital during 2018. Net income attributable to McKesson and transfers from redeemable noncontrolling interests were $34 million and $70 million in 2019 and 2018.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2019	2018	2017
Income from continuing operations	$254	$292	$5,277
Net income attributable to noncontrolling interests	(221)	(230)	(83)
Income from continuing operations attributable to McKesson	33	62	5,194
Income (Loss) from discontinued operations, net of tax	1	5	(124)
Net income attributable to McKesson	$34	$67	$5,070

Weighted average common shares outstanding:
Basic	196	208	221
Effect of dilutive securities:
Options to purchase common stock	—	—	1
Restricted stock units	1	1	1
Diluted	197	209	223

Earnings (Loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$0.17	$0.30	$23.28
Discontinued operations	—	0.02	(0.55)
Total	$0.17	$0.32	$22.73
Basic
Continuing operations	$0.17	$0.30	$23.50
Discontinued operations	—	0.02	(0.55)
Total	$0.17	$0.32	$22.95

(1)	Certain computations may reflect rounding adjustments.

Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based and other restricted stock units. Approximately 3 million, 2 million and 2 million potentially dilutive securities for 2019, 2018 and 2017 were excluded from the computations of diluted net earnings per common share, as they were anti-dilutive.

13.Receivables, Net

	March 31,
(In millions)	2019	2018
Customer accounts	$14,941	$14,349
Other	3,584	3,578
Total	18,525	17,927
Allowances	(279)	(216)
Net	$18,246	$17,711

Other receivables primarily include amounts due from suppliers. The allowances are primarily for estimated uncollectible accounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

14.    Property, Plant and Equipment, Net

	March 31,
(In millions)	2019	2018
Land	$172	$187
Building, machinery, equipment and other	4,154	3,746
Total property, plant and equipment	4,326	3,933
Accumulated depreciation	(1,778)	(1,469)
Property, plant and equipment, net	$2,548	$2,464

15.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2017	$3,391	$2,789	$2,069	$2,337	$10,586
Goodwill acquired	657	26	—	1,024	1,707
Acquisition accounting, transfers and other adjustments	4	—	1	34	39
Goodwill impairment (1)	—	(1,283)	—	(455)	(1,738)
Goodwill disposed (2)	(37)	(11)	—	(124)	(172)
Amount reclassified to assets held for sale	—	(2)	—	—	(2)
Foreign currency translation adjustments, net	95	331	—	78	504
Balance, March 31, 2018	4,110	1,850	2,070	2,894	10,924
Goodwill acquired	17	52	360	13	442
Goodwill impairment (1)	—	(1,776)	—	(21)	(1,797)
Acquisition accounting, transfers and other adjustments	13	(5)	21	6	35
Foreign currency translation adjustments, net	(62)	(121)	—	(63)	(246)
Balance, March 31, 2019	$4,078	$—	$2,451	$2,829	$9,358

(1)
In 2019 and 2018, goodwill impairment charges from our international businesses were translated at average exchange rates during the corresponding period and accumulated goodwill impairment losses described below were translated at year-end exchange rates.

(2)	2018 Other amount primarily represents goodwill disposal associated with the sale of our EIS business. Refer to Financial Note 6, “Divestitures” for more information.

As of March 31, 2019, accumulated goodwill impairment losses were $2,943 million in our European Pharmaceutical Solutions segment and $461 million in Other. As of March 31, 2018, accumulated goodwill impairment losses were $1,299 million in our European Pharmaceutical Solutions segment and $456 million in Other. Refer to Financial Note 2 “Goodwill Impairment Charges,” for more information on the impairment charges recorded in 2019 and 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding intangible assets is as follows:

	March 31, 2019				March 31, 2018
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,818	$(1,801)	$2,017	$3,619	$(1,550)	$2,069
Service agreements	11	1,017	(430)	587	1,037	(386)	651
Pharmacy licenses	26	513	(209)	304	684	(196)	488
Trademarks and trade names	13	887	(232)	655	932	(187)	745
Technology	4	141	(94)	47	147	(84)	63
Other	5	288	(209)	79	262	(176)	86
Total		$6,664	$(2,975)	$3,689	$6,681	$(2,579)	$4,102
Amortization expense of intangible assets was $485 million, $503 million and $444 million for 2019, 2018 and 2017. Estimated annual amortization expense of intangible assets is as follows: $419 million, $400 million, $368 million, $265 million and $249 million for 2020 through 2024, and $1,988 million thereafter. All intangible assets were subject to amortization as of March 31, 2019 and 2018.

Refer to Financial Note 3, “Restructuring and Asset Impairment Charges,” for more information on intangible asset impairment charges recorded in 2019 and 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

16.	Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2019	2018
U.S. Dollar notes (1) (2)
2.28% Notes due March 15, 2019	$—	$1,100
3.65% Notes due November 30, 2020	700	—
4.75% Notes due March 1, 2021	323	323
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
7.65% Debentures due March 1, 2027	167	167
3.95% Notes due February 16, 2028	600	600
4.75% Notes due May 30, 2029	400	—
6.00% Notes due March 1, 2041	282	282
4.88% Notes due March 15, 2044	411	411
Foreign currency notes (1) (3)
Floating Rate Euro Notes due February 12, 2020 (4)	280	337
0.63% Euro Notes due August 17, 2021	673	695
1.50% Euro Notes due November 17, 2025	670	691
1.63% Euro Notes due October 30, 2026	560	669
3.13% Sterling Notes due February 17, 2029	586	630

Lease and other obligations	43	75
Total debt	7,595	7,880
Less: Current portion	330	1,129
Total long-term debt	$7,265	$6,751

(1)	These notes are unsecured and unsubordinated obligations of the Company.

(2)	Interest on these notes is payable semi-annually.

(3)	Interest on these foreign bonds and notes is payable annually, except the 2020 Floating Rate Euro Notes.

(4)	Interest on these notes is payable quarterly.

Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2019 and March 31, 2018, $7,595 million and $7,880 million of total debt were outstanding, of which $330 million and $1,129 million were included under the caption “Current portion of long-term debt” within our consolidated balance sheets.
Fiscal 2019

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
On March 26, 2018, we paid an aggregate consideration of $317 million to redeem $302 million principal amount of the 7.50% Notes due 2019 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest of $2 million, and the applicable redemption premium of $13 million pursuant to the terms of the indentures. As a result of the redemption, we incurred a pre-tax loss on debt extinguishment of $13 million ($8 million after-tax), which primarily represented the premiums.
Repayments at maturity
In 2019, we repaid at maturity our $1.1 billion 2.28% notes due March 15, 2019. In 2018, we repaid at maturity our €500 million Euro-denominated bond due April 26, 2017 and our $500 million 1.40% notes due March 15, 2018. In 2017, we repaid at maturity our €350 million Euro-denominated bond (or, approximately $385 million) due October 18, 2016, our $500 million 5.70% notes due March 1, 2017 and our $700 million 1.29% notes due March 10, 2017.
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

Other Information
Scheduled principal payments of long-term debt are $330 million in 2020, $1,062 million in 2021, $675 million in 2022, $801 million in 2023, $1,099 million in 2024 and $3,628 million thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian Dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At March 31, 2019, we were in compliance with all covenants. There were no borrowings under this facility during 2019, 2018 and 2017, and no borrowings outstanding as of March 31, 2019 and 2018.
We also maintain bilateral credit lines primarily denominated in Euros with a committed balance of $9 million and an uncommitted balance of $195 million as of March 31, 2019. Borrowings and repayments were not material in 2019 and 2018 and amounts outstanding under these credit lines were not material as of March 31, 2019 and 2018.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding commercial paper notes. During 2019 and 2018, we borrowed $37,264 million and $20,542 million and repaid $37,264 million and $20,725 million under the program. At March 31, 2019 and 2018, there were no commercial paper notes outstanding.

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
Consolidated Variable Interest Entities
We consolidate a VIE when we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, are considered the primary beneficiary of the VIE. We consolidate certain single-lessee leasing entities where we, as the lessee, have the majority risk of the leased assets due to our minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide us with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have a material impact on our consolidated statements of operations and cash flows. Total assets and liabilities included in our consolidated balance sheets for these VIEs were $896 million and $64 million at March 31, 2019 and $819 million and $92 million at March 31, 2018.
Investments in Unconsolidated Variable Interest Entities
We are involved with VIEs which we do not consolidate because we do not have the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiary of the entities. Our relationships include equity method investments and lending, leasing, contractual or other relationships with the VIEs. Our most significant relationships are with oncology and other specialty practices. Under these practice arrangements, we generally own or lease all of the real estate and equipment used by the affiliated practices and manage the practices’ administrative functions. We also have relationships with certain pharmacies in Europe with whom we may provide financing, have equity ownership and/or a supply agreement whereby we supply the vast majority of the pharmacies’ purchases. Our maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.1 billion at March 31, 2019 and 2018, which primarily represents the value of intangible assets related to service agreements, equity investments and lease and loan receivables. This amount excludes the customer loan guarantees discussed in Financial Note 23, “Financial Guarantees and Warranties.” We believe there is no material loss exposure on these assets or from these relationships.

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
On May 23, 2018, the Company’s Board of Directors approved the termination of our frozen U.S. defined benefit pension plan (“Plan”).  The distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by the second half of 2020. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The plan termination is expected to result in pension settlement expense in 2020, which will be determined based on prevailing market conditions, the actual lump sum distributions and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate timing nor the final amount of such settlement charges. However, as of March 31, 2019 and 2018, this defined benefit pension plan had an accumulated comprehensive loss of approximately $121 million and $120 million.
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
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end.
The net periodic expense for our pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2019	2018	2017	2019	2018	2017
Service cost - benefits earned during the year	$—	$3	$5	$15	$15	$15
Interest cost on projected benefit obligation	14	14	13	21	22	23
Expected return on assets	(16)	(19)	(15)	(23)	(26)	(26)
Amortization of unrecognized actuarial loss and prior service costs	5	6	11	4	5	4
Curtailment/settlement loss (gain)	4	2	—	1	1	(2)
Net periodic pension expense	$7	$6	$14	$18	$17	$14
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service period of active employees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Years Ended March 31,		Years Ended March 31,
(In millions)	2019	2018	2019	2018
Change in benefit obligations
Benefit obligation at beginning of period (1)	$485	$513	$1,035	$943
Service cost	—	3	15	15
Interest cost	14	14	21	22
Actuarial loss (gain)	4	1	35	(15)
Benefits paid	(64)	(44)	(36)	(42)
Expenses paid	—	(2)	(1)	(1)
Amendments	—	—	—	(2)
Acquisitions	—	—	1	—
Foreign exchange impact and other	—	—	(80)	115
Benefit obligation at end of period (1)	$439	$485	$990	$1,035

Change in plan assets
Fair value of plan assets at beginning of period	$335	$293	$687	$623
Actual return on plan assets	12	35	18	21
Employer and participant contributions	39	53	23	17
Benefits paid	(64)	(44)	(36)	(42)
Expenses paid	—	(2)	(1)	(1)
Acquisitions	—	—	—	—
Foreign exchange impact and other	—	—	(49)	69
Fair value of plan assets at end of period	$322	$335	$642	$687

Funded status at end of period	$(117)	$(150)	$(348)	$(348)

Amounts recognized on the balance sheet
Assets	$7	$10	$20	$19
Current liabilities	(115)	(39)	(13)	(7)
Long-term liabilities	(9)	(121)	(355)	(360)
Total	$(117)	$(150)	$(348)	$(348)

(1)	The benefit obligation is the projected benefit obligation.
The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans, including accumulated benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2019	2018	2019	2018
Projected benefit obligation	$439	$485	$990	$1,035
Accumulated benefit obligation	439	485	949	990
Fair value of plan assets	322	335	642	687

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2019	2018	2019	2018
Net actuarial loss	$133	$134	$186	$162
Prior service credit	—	—	(4)	(5)
Total	$133	$134	$182	$157
Other changes in accumulated other comprehensive income (pre-tax) were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2019	2018	2017	2019	2018	2017
Net actuarial loss (gain)	$8	$(15)	$(17)	$42	$(11)	$47
Prior service credit	—	—	—	—	(2)	—
Amortization of:
Net actuarial loss	(9)	(8)	(11)	(5)	(6)	(4)
Prior service credit (cost)	—	—	—	—	—	2
Foreign exchange impact and other	—	—	—	(12)	19	(10)
Total recognized in other comprehensive loss (income)	$(1)	$(23)	$(28)	$25	$—	$35
We expect to amortize $11 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2020. The comparable 2019 amount was $14 million of actuarial loss. In addition, we expect to recognize $132 million in actuarial losses for the pension plans to stockholders’ equity in 2020 as a result of $121 million from the termination of the U.S. defined benefit pension plan and $11 million from the settlement from the executive benefit retirement plan for a recently retired executive.
Projected benefit obligations related to our unfunded U.S. plans were $124 million and $160 million at March 31, 2019 and 2018. Pension obligations for our unfunded plans are based on the recommendations of independent actuaries. Projected benefit obligations relating to our unfunded non-U.S. plans were $293 million and $297 million at March 31, 2019 and 2018. Funding obligations for our non-U.S. plans vary based on the laws of each non-U.S. jurisdiction.
Expected benefit payments, including assumed executive lump sum payments, for our pension plans are as follows: $180 million, $64 million, $64 million, $62 million and $62 million for 2020 to 2024 and $327 million for 2025 through 2029. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $146 million for 2020.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
	2019	2018	2017	2019	2018	2017
Net periodic pension expense
Discount rates	3.83%	3.55%	3.40%	2.35%	2.34%	2.72%
Rate of increase in compensation	N/A (1)	4.00	4.00	3.13	2.72	2.76
Expected long-term rate of return on plan assets	5.25	6.25	6.25	3.71	4.03	4.51
Benefit obligation
Discount rates	3.65%	3.69%	3.39%	2.13%	2.35%	2.35%
Rate of increase in compensation	N/A (1)	N/A (1)	4.00	3.18	2.59	3.18

(1)	This assumption is no longer needed in actuarial valuations as U.S. plans are frozen or have fixed benefits for the remaining active participants.
Our defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2019, our U.S. defined benefit liabilities are valued using a weighted average discount rate of 3.65%, which represents a decrease of 4 basis points from our 2018 weighted-average discount rate of 3.69%. Our non-U.S. defined benefit pension plan liabilities are valued using a weighted-average discount rate of 2.13%, which represents a decrease of 22 basis points from our 2018 weighted average discount rate of 2.35%.
Plan Assets
Investment Strategy: The overall objective for U. S. pension plan assets has been to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments were made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
In September 2018, a new investment allocation strategy was put in place to protect the funded status of the U.S. plan assets subsequent to Board approval of U.S. pension plan termination. The target allocation for U.S. plan assets at March 31, 2019 is 100% fixed income investments including cash and cash equivalents. The target allocations for U.S. plan assets at March 31, 2018 were 26% equity investments, 70% fixed income investments including cash and cash equivalents and 4% real estate. Equity investments include common stock, preferred stock, and equity commingled funds. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. The real estate investments are in a commingled real estate fund.
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
Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2019 and 2018, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2019				March 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11	$—	$—	$11	$6	$—	$—	$6
Equity securities:
Common and preferred stock	—	—	—	—	—	—	—	—
Equity commingled funds	—	—	—	—	62	82	—	144
Fixed income securities:
Government securities	—	33	—	33	4	135	—	139
Corporate bonds	—	273	—	273	8	18	—	26
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities and other	—	5	—	5	—	—	—	—
Fixed income commingled funds	—	—	—	—	125	110	6	241
Other:
Real estate funds	—	—	—	—	2	3	—	5
Other	—	—	—	—	21	—	3	24
Total	$11	$311	$—	$322	$228	$348	$9	$585
Assets held at NAV practical expedient (1)
Equity commingled funds				—				8
Fixed income commingled funds				—				—
Real estate funds				—				—
Other				—				49
Total plan assets				$322				$642

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2018				March 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39	$—	$—	$39	$3	$—	$—	$3
Equity securities:
Common and preferred stock	7	—	—	7	—	—	—	—
Equity commingled funds	—	—	—	—	41	94	—	135
Fixed income securities:
Government securities	—	85	—	85	5	113	—	118
Corporate bonds	—	58	—	58	114	136	—	250
Mortgage-backed securities	—	7	—	7	—	—	—	—
Asset-backed securities and other	—	21	—	21	—	—	—	—
Fixed income commingled funds	—	—	—	—	—	64	—	64
Other:
Real estate funds	—	—	—	—	2	—	—	2
Other	—	—	—	—	22	—	4	26
Total	$46	$171	$—	$217	$187	$407	$4	$598
Assets held at NAV practical expedient (1)
Equity commingled funds				54				27
Fixed income commingled funds				53				—
Real estate funds				11				—
Other				—				62
Total plan assets				$335				$687

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fixed income commingled funds - Some fixed income investments are held in exchange traded or commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 1, 2 or 3 investments.
Real estate funds - The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals and market based comparable data. The real estate funds are classified as Level 1, 2, or 3 investments.
Other - At March 31, 2019 and 2018, this includes $35 million and $38 million of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The activity attributable to Level 3 plan assets was insignificant in the years ended March 31, 2019 and 2018.
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
Contributions and amounts accrued for U.S. Plans were not material for the years ended March 31, 2019, 2018, and 2017. Contributions to the POA for non-U.S. Plans exceeding 5% of total plan contributions were $27 million, $16 million and $18 million in 2019, 2018 and 2017. Based on actuarial calculations, we estimate the funded status for our non-U.S. Plans to be approximately 75% as of March 31, 2019. No amounts were accrued for liability associated with the POA as we have no intention to withdraw from the plan.
Defined Contribution Plans
We have a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $92 million, $82 million and $98 million for the years ended March 31, 2019, 2018, and 2017.

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
The net periodic (credit) expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2019	2018	2017
Service cost - benefits earned during the year	$1	$1	$1
Interest cost on accumulated benefit obligation	2	2	2
Amortization of unrecognized actuarial gain and prior service credit	(5)	(6)	(1)
Net periodic postretirement (credit) expense	$(2)	$(3)	$2
Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2019	2018
Benefit obligation at beginning of period	$78	$82
Service cost	1	1
Interest cost	2	2
Actuarial gain	(3)	(1)
Benefit payments	(5)	(6)
Benefit obligation at end of period	$73	$78
The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement benefits at March 31, 2019 and 2018 were net actuarial gains of $7 million and $8 million and net prior service credits of $9 million and $11 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial gains of $1 million and $3 million in 2019 and 2018 and net prior service credits of $2 million and $3 million in 2019 and 2018.
We estimate that the amortization of the actuarial income from stockholders’ equity to other postretirement gain in 2020 will be $5 million. Comparable 2019 amount was a benefit of $5 million.
Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans are as follows: $7 million, $7 million, $7 million, $7 million and $6 million for 2020 to 2024 and $26 million cumulatively for 2025 through 2029. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $7 million for 2020.
Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 3.79%, 3.83% and 3.68% for 2019, 2018 and 2017. Weighted-average discount rates for the actuarial present value of benefit obligations were 3.92%, 3.92% and 3.82% for 2019, 2018 and 2017.
Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 3.00% for 2019 and 2018. For 2019, 2018 and 2017, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Pursuant to various collective bargaining agreements, we contribute to multiemployer health and welfare plans that cover union-represented employees. Our liability is limited to the contractual dollar obligations set forth by the collective bargaining agreements. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2019, 2018, and 2017.

20.	Hedging Activities
In the normal course of business, we are exposed to interest rate and foreign currency exchange rate fluctuations. At times, we limit these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts and interest rate swaps. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
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
At March 31, 2019 and 2018, we had €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within Accumulated Other Comprehensive Income in the consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments.  To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. Gains of $259 million in 2019 and losses of $268 million and $13 million in 2018 and 2017 were recorded in other comprehensive income for net investment hedges. There was no ineffectiveness in our net investment hedges for the years ended March 31, 2019 and 2018.
Derivatives Designated as Hedges
In March 2019, we entered into cross-currency swap contracts with total gross notional amounts of $499 million Canadian dollars, which are designated as net investment hedges. In March 2018, we entered into cross-currency swap contracts with total gross notional amounts of £432 million British pound sterling, which are designated as net investment hedges. In November 2018, we entered into cross-currency swap contracts with total gross notional amounts of £500 million British pound sterling and $1 billion Canadian dollars, which are designated as net investment hedges.  Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of our net investments denominated in British pound sterling and Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in accumulated other comprehensive income in the consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments denominated in British pound sterling and Canadian dollars. To the extent foreign currency denominated notes designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. Gains of $53 million in 2019 and losses of $7 million in 2018 were recorded in other comprehensive income for net investment hedges. There was no ineffectiveness in our hedges for the years ended March 31, 2019 and 2018. These cross-currency swaps will mature between November 2020 and November 2024.
At March 31, 2019 and 2018, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional amounts of $81 million and $162 million, which were designated as cash flow hedges. The remaining contract will mature in March 2020.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

From time to time, we also enter into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For our cross-currency swap transactions, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At March 31, 2019 and March 31, 2018, we had cross-currency swaps with total gross notional amounts of approximately $2,908 million and $3,412 million, which are designated as cash flow hedges. These swaps will mature between April 2020 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded in Accumulated Other Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains from cash flow hedges recorded in other comprehensive income were $28 million in 2019 and losses of $30 million and $19 million in 2018 and 2017. Gains or losses reclassified from Accumulated Other Comprehensive Income and recorded in operating expenses in the consolidated statements of operations were not material in 2019, 2018 and 2017. There was no ineffectiveness in our cash flow hedges for the years ended March 31, 2019, 2018 and 2017.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in value included in earnings.
We have a number of forward contracts to hedge the Euro against cash flows denominated primarily in British pound sterling and other European currencies. At March 31, 2019 and 2018, the total gross notional amounts of these contracts were $28 million and $29 million. These contracts will mature through October 2020 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings within operating expenses and were not material in 2019, 2018 and 2017. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	March 31, 2019			March 31, 2018
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$17	$—	$81	$15	$—	$81
Foreign exchange contracts (non-current)	Other Noncurrent Assets	—	—	—	14	—	81
Cross-currency swaps (current)	Prepaid expenses and other/Other Accrued Liabilities	—	18	—	—	7	504
Cross-currency swaps (non-current)	Other Noncurrent Assets/Liabilities	91	33	5,283	—	222	3,508
Total		$108	$51		$29	$229
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$14	$—	$—	$13
Foreign exchange contracts (current)	Other accrued liabilities	—	—	14	—	—	16
Total		$—	$—		$—	$—
Refer to Financial Note 21, “Fair Value Measurements,” for more information on these recurring fair value measurements.

21.	Fair Value Measurements
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
At March 31, 2019 and 2018, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered to be Level 1 inputs.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.6 billion and $7.9 billion at March 31, 2019 and $7.9 billion and $8.1 billion at March 31, 2018. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents included investments in money market funds of $1,205 million and $799 million at March 31, 2019 and 2018. The fair value of the money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for our marketable securities were not material at March 31, 2019 and 2018.
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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended March 31, 2019 and 2018.
Assets Measured at Fair Value on a Nonrecurring Basis
At March 31, 2019, assets measured at fair value on a nonrecurring basis primarily consisted of goodwill and long-lived assets for our European Pharmaceutical Solutions segment.
At March 31, 2018, assets measured at fair value on a nonrecurring basis consisted of goodwill, intangibles and other long-lived assets for our European Pharmaceutical Solutions segment and our Rexall Health business in Other.
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

Refer to Financial Note 2, “Goodwill Impairment Charges,” for more information regarding goodwill impairment charges recorded for certain reporting units during 2019, 2018 and 2017.

Long-lived Assets

We utilized multiple approaches including the DCF model and market approaches for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets is considered a Level 3 fair value measurement.
We measure certain intangible and other long-lived assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. An impairment charge is recorded when the cost of the asset exceeds its fair value and this condition is determined to be other-than-temporary.
As discussed in Financial Note 3, “Restructuring and Asset Impairment Charges,” we recorded non-cash pre-tax charges of $245 million ($207 million after-tax) during 2019 and $479 million ($443 million after-tax) during 2018 to impair the carrying values of certain long-lived assets including intangible assets and capitalized software assets.
Liabilities Measured at Fair Value on a Nonrecurring Basis

At March 31, 2018, we remeasured the contingent consideration liability related to our acquisition of CMM at fair value on a nonrecurring basis. Refer to Financial Note 4, “Business Combinations,” for more information on the fair value of the contingent consideration liability. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2019.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

22.	Lease Obligations
We lease facilities and equipment almost solely under operating leases. At March 31, 2019, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancelable Operating Leases
2020	$454
2021	397
2022	343
2023	290
2024	236
Thereafter	936
Total minimum lease payments (1) (2)	$2,656

(1)	Amount includes future minimum lease payments for the sale-leaseback transaction of $49 million.

(2)	Total minimum lease payments have not been reduced by minimum sublease income of $133 million due under future noncancelable subleases.

Rent expense under operating leases was $576 million, $568 million and $474 million in 2019, 2018 and 2017. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to fifteen years, while remaining terms for equipment leases range from one to six years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for 2019, 2018 and 2017.

23.	Financial Guarantees and Warranties
Financial Guarantees
We have agreements with certain of our customers’ financial institutions, mainly in Canada and Europe, under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees range from one to ten years and are primarily provided to facilitate financing for certain customers. The majority of our customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2019, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $251 million and $115 million, of which we have not accrued any material amounts. The expirations of these financial guarantees are as follows: $195 million, $22 million, $9 million, $15 million and $35 million from 2020 through 2024 and $90 million thereafter.
At March 31, 2019, our banks and insurance companies have issued $165 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
In addition to commitments and obligations incurred in our business, we are subject to a variety of claims incidental to the normal conduct of our business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company is vigorously defending itself against claims in the legal proceedings described below. If we are unsuccessful in defending, or if we determine to settle, any of these matters, we may be required to pay substantial sums, be subject to injunction or be forced to change how we operate our business, which could have a material adverse impact on our financial position or results of operations.
Unless otherwise stated, we are unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, it is not reasonably possible for us determine that a loss is probable for a claim, or to reasonably estimate the amount of loss or a range of loss, because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described below are at preliminary stages, raise novel theories of liability or seek an indeterminate amount of damages. It is not uncommon for claims to be resolved over many years. We review loss contingencies at least quarterly, to determine whether the loss probability has changed and whether we can make a reasonable estimate of the possible loss or range of loss. When we determine that a loss from a claim is probable and reasonably estimable, we record a liability in the amount of our estimate for the ultimate loss. We also provide disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed our recorded liability.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

I. Litigation and Claims Involving Distribution of Controlled Substances
The Company is a defendant in many cases asserting claims related to distribution of controlled substances to pharmacies. We often are named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail pharmacy chains. The plaintiffs in these actions include state attorneys general, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. These actions have been filed in state and federal courts throughout the United States, and in Puerto Rico and Canada. They contain a variety of causes of action, including negligence, public nuisance, unjust enrichment, civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act, state and federal controlled substances laws and other statutes.
Since December 5, 2017, nearly all such cases pending in federal district courts have been transferred for consolidated pre-trial proceeding to a multi-district litigation (“MDL”) in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. At present, there are approximately 1,700 cases under the jurisdiction of the MDL court. On December 19, 2018, the court dismissed the City of Akron’s public nuisance claim and denied dismissal of all other claims challenged in defendants’ motions to dismiss. The court has set a trial date of October 21, 2019 for the claims brought by Cuyahoga County, Ohio and Summit County, Ohio.
The Company is also named in more than 240 similar state court cases in 37 states plus Puerto Rico. These include actions filed by sixteen state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits and putative class action lawsuits brought on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids in utero. Some of the state courts have ruled on defendants’ motions to dismiss. In the Connecticut coordinated actions, the court granted defendants’ motion to dismiss on January 8, 2019 and dismissed all claims filed by 21 municipalities; plaintiffs appealed this decision on January 22, 2019. In the New York coordinated actions, the court denied the distributors’ motion to dismiss on July 17, 2018; the distributor defendants appealed this decision on August 3, 2018. In the action filed by the Commonwealth of Puerto Rico, the court, on December 12, 2018, dismissed plaintiff’s unjust enrichment claim and declined to dismiss the remaining claims; the distributor defendants filed a motion for reconsideration on December 27, 2018. On December 29, 2018, the court denied the distributors’ motion to dismiss in a case filed by eight West Virginia counties in Marshall County, West Virginia. On March 8, 2019, the distributors filed a petition for writ of prohibition seeking discretionary review of this denial by the West Virginia Supreme Court. In the case file by the Delaware Attorney General, on February 4, 2019, the court dismissed all the causes of action except the claims for negligence and consumer fraud. On February 27, 2019, the court in the action brought by Clark County, Nevada denied the defendants’ motions to dismiss; the defendants have filed a motion for reconsideration of this decision.
In the suit filed against the Company by the Attorney General of West Virginia in January 2016, on May 1, 2019, the parties reached a settlement of all claims in the suit against McKesson. State of West Virginia ex rel. Patrick Morrisey v. McKesson Corp., Circuit Court of Boone County, West Virginia, Case No. 16-C-1. On May 2, 2019, the court entered an order dismissing the State’s complaint as part of the parties’ settlement. Under the settlement agreement, McKesson paid $14.5 million on May 3, 2019, and will pay five additional installments of $4.5 million over the next five years. The agreement provides that funds from the settlement will be used in support of state initiatives to combat the opioid epidemic. The settlement does not include any admission of liability, and McKesson expressly denies wrongdoing.
On April 3, 2017, Eli Inzlicht, a purported shareholder, filed a shareholder derivative complaint in the United States District Court for the Northern District of California against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the Drug Enforcement Administration (“DEA”) and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking restitution and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Inzlicht v. McKesson Corporation, et.al., No. 5:17-cv-01850. On July 26, 2017, Vladimir Gusinsky, as trustee for the Vladimir Gusinsky Living Trust, a purported shareholder, filed a shareholder derivative complaint in the same court based on similar allegations, Vladimir Gusinsky, as Trustee for the Vladimir Gusinsky Living Trust v. McKesson Corporation, et.al., No. 5:17-cv-4248.  On October 9, 2017, the court consolidated the two matters, In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850. On January 5, 2018, the defendants moved to dismiss the consolidated suit. On May 14, 2018, the court denied in part and granted in part the motions to dismiss. On September 17, 2018, a Special Litigation Committee established by the Board of Directors of the Company moved to stay the entire litigation while the Special Litigation Committee conducts an independent investigation concerning the plaintiffs’ allegations. On November 13, 2018, the court granted the motion to stay as to deposition discovery only.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On October 17, 2017, Chaile Steinberg, a purported shareholder, filed a shareholder derivative complaint in the Delaware Court of Chancery against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking damages and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, all in unspecified amounts, Steinberg v. McKesson Corporation, et.al., No. 2017-0736. Three similar suits were thereafter filed by purported shareholders in the Court of Chancery of the State of Delaware, including Police & Fire Ret. Sys. of the City of Detroit v. McKesson Corporation, et al., No. 2017-0803, Amalgamated Bank v. McKesson Corporation, et al., No. 2017-0881, and Greene v. McKesson Corporation, et al., No. 2018-0042. The court ordered that all four actions be consolidated, and the plaintiffs designated the complaint in the Steinberg action as the operative complaint. The consolidated matter is captioned In re McKesson Corporation Stockholder Derivative Litigation, No. 2017-0736. The defendants filed a motion to dismiss the complaint on January 18, 2018. On May 25, 2018, the court stayed further proceedings in this matter in favor of the In re McKesson Corporation Derivative Litigation action referenced above.
On August 8, 2018, the Company was served with a qui tam complaint pending in the United States District Court for the District of Massachusetts alleging that the Company violated the False Claims Act and various state false claims acts due to the alleged failure of the Company and other defendants to report providers who were engaged in diversion. United States ex rel. Manchester v. Purdue Pharma, L.P., et al., Case No. 1-16-cv-10947. On August 22, 2018, the United States filed a motion to dismiss. The relator recently died, and on February 25, 2019 the court entered an order staying the matter until a proper party can be substituted, and providing that if no party is substituted within 90 days of February 25, 2019, the case will be dismissed. On April 3, 2019, the widow of the relator filed a motion to substitute their daughter as the relator; on April 12, 2019, the United States filed its opposition to this substitution request.
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219 (HG). True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that the Company violated the TCPA because it sent faxes that did not contain notices regarding how to opt out of receiving the faxes. On July 16, 2015, plaintiffs filed a motion for class certification and on August 22, 2016, the court denied this motion, based, in part, on the grounds that identifying solicited faxes would require individualized inquiries as to consent. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. In March 2017, however, the United States Court of Appeals for the District of Columbia Circuit held, in an unrelated matter, that the FCC’s rule requiring opt-out notices does not apply to solicited fax advertisements (i.e. those sent with consent.) On July 27, 2018, the Ninth Circuit affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings. Plaintiffs filed a renewed motion for class certification on December 4, 2018. On January 25, 2019, the Company filed a petition for writ of certiorari in the Supreme Court of the United States, asking the court to review the ruling by the Ninth Circuit. On April 17, 2019, the court denied the Company’s motion to stay the action pending the decision by the Supreme Court on the Company’s petition for writ of certiorari.
On December 29, 2017, two investment funds holding shares in Celesio AG filed a complaint against McKesson Europe Holdings (formerly known as “Dragonfly GmbH & Co KGaA”), a subsidiary of the Company, in a German court in Stuttgart, Germany, Polygon European Equity Opportunity Master Fund et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 18 O 455/17. The complaint alleges that the public tender offer document published by McKesson Europe in its acquisition of Celesio AG incorrectly stated that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under Section 4 of the German Takeover Offer Ordinance. On May 11, 2018, the court dismissed the claims against McKesson Europe. Plaintiffs appealed this ruling and, on December 19, 2018, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of this matter. On March 13, 2019, the Higher Regional Court issued an order dismissing Plaintiffs’ application to amend the factual part of the Court’s December 2018 opinion. On February 4, 2019, Plaintiffs filed a complaint against denial of leave to appeal with the Federal Supreme Civil Court (Bundesgerichtshof).

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On December 30, 2017, four additional investment funds, which allegedly entered into swap transactions regarding shares in Celesio AG that would have enabled them to decide whether to accept the takeover offer described above, filed a claim, Davidson Kempner International (BVI) Ltd. et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No.16 O 475/17, that is similar to the Polygon matter. On March 15, 2019, the lower court dismissed the case; plaintiffs filed an appeal with the Higher Regional Court (Oberlandesgericht) of Stuttgart on April 15, 2019.
On March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads), was served with a qui tam complaint filed in July 2017 in the United States District Court for the Southern District of Illinois by a relator against RxC Acquisition Company, among others, alleging that UCB, Inc., provided illegal “kickbacks” to providers, including nurse educator services and reimbursement assistance services provided through RxC Acquisition Company, in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZNHCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The complaint seeks treble damages, civil penalties, and further relief, all in unspecified amounts. The United States and the states named in the complaint have declined to intervene in the suit. On December 17, 2018, the Department of Justice filed a motion to dismiss the complaint in its entirety; this motion was denied on April 15, 2019. On April 29, 2019, the Department of Justice filed a motion for reconsideration of this denial. The court has set a trial date of April 5, 2021.
On April 16, 2013, the Company’s subsidiary, U.S. Oncology, Inc. (“USON”), was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York by two relators, purportedly on behalf of the United States, 21 states and the District of Columbia, against USON and five other defendants, alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Piacentile v. Amgen Inc., et al., CV 04-3983 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On September 30, 2013, the court granted the United States’ motion to dismiss the claims pled against Amgen. On September 17, 2018, the court granted USON’s motion to dismiss the claims pled against it, with leave to amend. On November 16, 2018, the relators filed a fourth amended complaint. On March 29, 2019, USON filed a motion to dismiss that amended complaint.
On June 17, 2014, U.S. Oncology Specialty, LP (“USOS”) was served with a fifth amended qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator against USOS, among others, alleging that USOS solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Hanks v. Amgen, Inc., et al. , CV-08-03096 (SJ). These claims are based on the same grounds as the Piacentile action referenced above. Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On September 17, 2018, the court granted USOS’s motion to dismiss and gave the relator leave to file another action after the Piacentile action is no longer pending. The relator appealed this order to the United States Court of Appeals for the Second Circuit, and on December 11, 2018 the defendants moved to dismiss the appeal.
On November 27, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads) was served with a qui tam complaint filed in the United States District Court for the Eastern District of Pennsylvania alleging that EMD Serono, Inc. and Pfizer, Inc. provided illegal “kickbacks” to providers, including services provided through RxC Acquisition Company and others, in violation of the Anti-Kickback statute, the False Claims Act, and various state false claims statutes. United States ex rel. Harris et al. v. EMD Serono, Inc. et al., No. 16-5594. The United States and the named states declined to intervene in the case. On December 17, 2018, the Department of Justice filed a motion to dismiss the complaint in its entirety. On December 28, 2018, relators filed a second amended complaint, and on January 7, 2019, relators and defendants jointly moved for a stay of the defendants’ response deadline until after the Department of Justice’s motion to dismiss has been resolved. On April 3, 2019, the court granted the motion to dismiss.
On January 24, 2019, the Company was served with a qui tam complaint that had previously been unsealed in the United States District Court for the Eastern District of Texas, alleging that the Company and its subsidiary, U.S. Oncology, Inc., among others, received payments for unnecessary medical services in violation of the False Claims Act and the Texas Medicaid Fraud Prevention Act. United States ex rel. Nguyen v. McKesson Corp., et al., No. 4:15-00814. Previously, the United States and Texas declined to intervene in the case. On March 19, 2019, the court granted relator’s motion to stay proceedings for ninety days.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On April 3, 2018, a second amended qui tam complaint was filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities against McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc. and US Oncology Specialty, L.P., alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al. , 12-CV-06440 (NG).  The United States and the named states have declined to intervene in the case. On October 15, 2018, the Company filed a motion to dismiss the complaint as to all named defendants. On February 3, 2019, the court granted the motion to dismiss in part and denied it in part, leaving the Company and Oncology Therapeutics Network Corporation as the only remaining defendants in the case. On February 19, 2019, the relator filed a motion for reconsideration of the court’s dismissal of Oncology Therapeutics Network Joint Venture.
The Company is a defendant in an amended complaint filed on June 15, 2018 in a case pending in the United States District Court for the Southern District of Illinois alleging that the Company’s subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of safety and conventional syringes and safety IV catheters. Marion Diagnostic Center, LLC v. Becton, Dickinson, et al., No. 18:1059. The action is filed on behalf of a purported class of purchasers, and seeks treble damages and further relief, all in unspecified amounts. On July 20, 2018, the defendants filed a motion to dismiss. On November 30, 2018, the district court granted the motion to dismiss, and dismissed the complaint with prejudice. On December 27, 2018, plaintiffs appealed the order to the United States Court of Appeals for the Seventh Circuit.
On September 25, 2018, plaintiffs filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and its subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of generic drugs. Marion Diagnostic Center, LLC v. McKesson Corporation, et al., No. 2:18-cv-4137. A motion to dismiss was filed on February 21, 2019 and the plaintiffs have agreed to a discovery stay until the motion is resolved.
On December 12, 2018, the Company was served with a class action complaint in the United States District Court for the Northern District of California, alleging that McKesson and two of its officers, CEO John Hammergren and former CFO James Beer, violated the Securities Exchange Act of 1934 by reporting profits and revenues from 2013 until early 2017 that were false and misleading, due to an alleged conspiracy to fix the prices of generic drugs. Evanston Police Pension Fund v. McKesson Corporation, No. 3:18-06525. On February 8, 2019, the court appointed the Pension Trust Fund for Operating Engineers as the lead plaintiff. On April 10, 2019, the lead plaintiff filed an amended complaint that added insider trading allegations against defendant Hammergren.
The Great Atlantic & Pacific Tea Company (“A&P”), a former customer of the Company, filed Chapter 11 in the United States Bankruptcy Court for the Southern District of New York in July 2015. In re The Great Atlantic & Pacific Tea Company, Inc., et al., Case No. 15-23007. The Company has been sued in a lawsuit in this bankruptcy case which seeks to recover approximately $68 million in allegedly preferential transfers. The Official Committee of Unsecured Creditors on behalf of the bankruptcy estate of The Great Atlantic & Pacific Tea Company, Inc., et al. v. McKesson Corporation d/b/a McKesson Drug Co., Adv. Proc. No. 17-08264.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

III. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. As an example of the type of subpoenas or requests the Company receives from time to time, in August 2015, the Company was served with a Civil Investigative Demand by the U.S. Attorney’s Office for the Southern District of New York relating to certain business analytics tools offered to its customers. In May 2017 and August 2018, respectively, the Company was served with two separate Civil Investigative Demands by the U.S. Attorney’s Office for the Eastern District of New York relating to the certification the Company obtained for two software products under the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program.  In September 2017, the Company received a request for information and documents from a group of approximately 40 state attorneys general related to an investigation into the factors contributing to the increasing number of opioid-related hospitalizations and deaths in the United States. The Company has also received civil investigative demands, subpoenas or requests for information from several other state attorneys general on the same issues. In January 2019, the Company was served with a subpoena by the U.S. Department of Health and Human Services, Office of Inspector General, related to the Company’s participation in the Medicaid Drug Rebate Program. The Company is currently responding to these requests.
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
New York Opioid Statute
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that we may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York.  The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On December 19, 2018, the United States District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. On January 17, 2019, the State filed a notice of appeal. The State of New York has subsequently adopted a tax on sales of opioids in the State. The excise tax would apply only to the first sale occurring in New York, and thus may not apply to sales from the Company’s distribution centers in New York to pharmacy customers.
In addition, other states are considering legislation that could require us to pay taxes, licensing fees, or assessments on the distribution of opioid medications in those states. These proposed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted.
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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these five sites is $10 million, net of amounts anticipated from third parties. The $10 million is expected to be paid out between April 2019 and March 2049. The Company’s estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In addition, the Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liabilities upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $1.38 billion. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company or by the numerous other PRPs. Accordingly, the Company’s estimated probable loss at those 14 sites is approximately $23.1 million, which has been entirely accrued for in the accompanying consolidated balance sheets. However, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.
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
In July 2018, the Company’s quarterly dividend was raised from $0.34 to $0.39 per common share for dividends declared on or after such date by the Board. Dividends were $1.51 per share in 2019, $1.30 per share in 2018 and $1.12 per share in 2017. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2016			$996
Shares repurchase plans authorized
October 2016			4,000
Shares repurchased	15.5	$141.16	(2,250)
Balance, March 31, 2017			$2,746
Shares repurchased	10.5	$151.06	(1,650)
Balance, March 31, 2018			$1,096
Shares repurchase plans authorized
May 2018			4,000
Shares repurchased	13.5	$130.72	(1,627)
Balance, March 31, 2019			$3,469

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
In 2018, we repurchased 3.5 million of the Company’s shares for $500 million through open market transactions at an average price per share of $144.43. In June 2017, August 2017 and March 2018, we entered into three separate ASR programs with third-party financial institutions to repurchase $250 million, $400 million and $500 million of the Company’s common stock. As of March 31, 2018, we completed and received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. In addition, we received 2.5 million shares representing the initial number of shares due in March 2018 and an additional 1.0 million shares in the first quarter of 2019. The March 2018 ASR program was completed at an average price per share of $143.66 during the first quarter of 2019. The total authorization outstanding for repurchase of the Company’s common stock was $1.1 billion at March 31, 2018.
In May 2018, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock. The total authorization outstanding for repurchases of the Company’s common stock was increased to $5.1 billion.

During 2019, we repurchased 10.4 million of the Company’s shares for $1.4 billion through open market transactions at an average price per share of $132.14.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In December 2018, we entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. The total number of shares repurchased under this ASR program was 2.1 million shares at an average price per share of $117.98. The total authorization outstanding for repurchase of the Company’s common stock was $3.5 billion at March 31, 2019.

In 2019, we retired 5.0 million or $542 million of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $472 million and $70 million during 2019.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Years Ended March 31,
(In millions)	2019	2018	2017
Foreign currency translation adjustments:(1)
Foreign currency translation adjustments arising during period, net of income tax (expense) benefit of nil, nil and $1 (2) (3)	$(431)	$804	$(644)
Reclassified to income statement, net of income tax expense of nil, nil and nil (4)	—	—	20
	(431)	804	(624)
Unrealized gains (losses) on net investment hedges (5)
Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of ($71), $95 and $5	241	(180)	(8)
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	241	(180)	(8)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax (expense) benefit of ($4), $9 and nil	24	(30)	(19)
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	24	(30)	(19)
Changes in retirement-related benefit plans:
Net actuarial gain (loss) and prior service credit (cost) arising during the period, net of income tax (expense) benefit of $5, ($2) and ($4) (6)	(51)	25	(20)
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax (expense) of nil, ($2) and ($4) (7)	9	5	9
Foreign currency translation adjustments and other, net of income tax expense of nil, nil and nil	10	(15)	3
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	(32)	15	(8)

Other Comprehensive Income (Loss), net of tax	$(198)	$609	$(659)

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiaries McKesson Europe, into the Company’s reporting currency, U.S. dollars.

(2)
The 2019 net foreign currency translation losses of $431 million were primarily due to the weakening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from April 1, 2018 to March 31, 2019. The 2018 net foreign currency translation gains of $804 million were primarily due to the strengthening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from April 1, 2017 to March 31, 2018. The 2017 net foreign currency translation losses of $644 million were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2016 to March 31, 2017.

(3)
2019 includes net foreign currency translation losses of $61 million and 2018 includes net foreign currency translation gains of $189 million attributable to noncontrolling and redeemable noncontrolling interests.

(4)
These net foreign currency losses were reclassified from accumulated other comprehensive income (loss) to discontinued operations within our consolidated statement of operations due to the sale of our Brazilian pharmaceutical distribution business.

(5)
2019, 2018 and 2017 include foreign currency gains of $259 million and losses of $268 million and $13 million on the net investment hedges from the Euro and British pound sterling-denominated notes. 2019 and 2018 also include foreign currency gains of $53 million and losses of $7 million on the net investment hedges from the cross-currency swaps.

(6)	The net actuarial losses of $5 million and $4 million were attributable to noncontrolling and redeemable noncontrolling interests in 2019 and 2018.

(7)
Pre-tax amount was reclassified into cost of sales and operating expenses in the consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(1,873)	$(8)	$(31)	$(229)	$(2,141)
Other comprehensive income (loss) before reclassifications	804	(180)	(30)	10	604
Amounts reclassified to earnings	—	—	—	5	5
Other comprehensive income (loss)	$804	$(180)	$(30)	$15	$609
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	189	—	—	(4)	185
Other comprehensive income (loss) attributable to McKesson	$615	$(180)	$(30)	$19	$424
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)
Other comprehensive income (loss) before reclassifications	(431)	241	24	(41)	(207)
Amounts reclassified to earnings and other	—	—	—	9	9
Other comprehensive income (loss)	$(431)	$241	$24	$(32)	$(198)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(61)	—	—	(5)	(66)
Other comprehensive income (loss) attributable to McKesson	$(370)	$241	$24	$(27)	$(132)
Balance at March 31, 2019	$(1,628)	$53	$(37)	$(237)	$(1,849)

26.	Related Party Balances and Transactions
During the fourth quarter of 2018, a public benefit California foundation (“Foundation”) was established to provide opioid education to patients, caregivers, and providers, address policy issues, and increase patient access to life-saving treatments.  Certain officers of the Company also serve as directors and officers of the Foundation. In March 2018, we made a pledge to the Foundation and incurred a pre-tax charitable contribution expense of $100 million ($64 million after-tax) for 2018, which was recorded under the caption, “Selling, distribution and administrative expenses,” in the accompanying consolidated statement of operations. The Company had a pledge payable balance of $100 million to the Foundation as of March 31, 2018, which was included under the caption, “Other accrued liabilities,” in our consolidated balance sheet. The pledge was fully paid in 2019.
McKesson Europe has investments in pharmacies located across Europe that are accounted for under the equity method. McKesson Europe maintains distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $137 million, $154 million, and $112 million are included in our consolidated statements of operations for the years ended March 31, 2019, 2018 and 2017 and receivables of $13 million and $15 million are included in our consolidated balance sheets as of March 31, 2019 and 2018.
Refer to Financial Note 5, “Healthcare Technology Net Asset Exchange,” for information regarding related party balances and transactions with Change Healthcare.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

27.	Sale-Leaseback
In 2017, we completed a sale-leaseback transaction for our corporate headquarters building in San Francisco, California. The transaction resulted in net cash proceeds of $223 million and a pre-tax gain of $15 million, which represents the amount of total gain in excess of the present value of the minimum lease payments. Additionally, we initially deferred a pre-tax gain of $48 million; such gain was being amortized on a straight-line basis over the lease term as a reduction to selling, distribution, and administrative expense in the accompanying consolidated statements of operations. Upon the adoption of the amended lease guidance in the first quarter of 2020, the existing deferred gain on this sale-leaseback transaction will be derecognized from the consolidated balance sheet and recognized to opening retained earnings. Refer to Financial Note 1, “Significant Accounting Policies,” for more information. Refer to Financial Note 22, “Lease Obligations,” for the future minimum lease payments associated with this sale-leaseback.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2019	2018	2017
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$167,763	$162,587	$155,236
European Pharmaceutical Solutions (1)	27,242	27,320	24,847
Medical-Surgical Solutions (1)	7,618	6,611	6,244
Other	11,696	11,839	12,206
Total Revenues	$214,319	$208,357	$198,533

Operating profit (2)
U.S. Pharmaceutical and Specialty Solutions (3)	$2,697	$2,535	$2,488
European Pharmaceutical Solutions (4)	(1,978)	(1,681)	173
Medical-Surgical Solutions	455	461	401
Other (5) (6) (7)	394	(107)	4,514
Total	1,568	1,208	7,576
Corporate Expenses, Net (8)	(694)	(564)	(377)
Loss on Debt Extinguishment	—	(122)	—
Interest Expense	(264)	(283)	(308)
Income from Continuing Operations Before Income Taxes	$610	$239	$6,891

Depreciation and amortization (9)
U.S. Pharmaceutical and Specialty Solutions	$238	$210	$235
European Pharmaceutical Solutions	257	296	315
Medical-Surgical Solutions	118	97	101
Other	214	237	149
Corporate	122	111	110
Total	$949	$951	$910

Expenditures for long-lived assets (10)
U.S. Pharmaceutical and Specialty Solutions	$88	$126	$109
European Pharmaceutical Solutions	85	104	125
Medical-Surgical Solutions	110	34	9
Other	68	42	63
Corporate	75	99	98
Total	$426	$405	$404

Revenues, net by geographic area
United States	$176,296	$169,943	$164,428
Foreign	38,023	38,414	34,105
Total Revenues	$214,319	$208,357	$198,533

(1)
Revenues derived from services represent less than 1% of our U.S. Pharmaceutical and Specialty Solutions segment’s total revenues, less than 10% of our European Pharmaceutical Solutions segment’s total revenues and less than 1% of our Medical-Surgical Solutions segment’s total revenues.

(2)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.

(3)
Our U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for 2019, 2018 and 2017 includes pre-tax credits of $210 million, $99 million and $7 million related to our LIFO method of accounting for inventories. LIFO credits were higher in 2019 and 2018 compared to the comparable prior year periods primarily due to higher net effect of price declines. Operating profit for 2019 and 2017 includes $202 million and $144 million of net cash proceeds representing our share of net settlements of antitrust class action lawsuits. In addition, operating profit for 2018 includes a pre-tax gain of $43 million recognized from the sale of an equity investment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

(4)
European Pharmaceutical Solutions segment’s operating profit for 2019 and 2018 include non-cash pre-tax goodwill impairment charges of $1,776 million and $1,283 million. This segment’s operating profit for 2019 and 2018 also includes non-cash pre-tax long-lived asset impairment charges of $210 million and $446 million.

(5)
Operating profit for Other for 2019 and 2018 includes non-cash pre-tax goodwill and long-lived asset impairment charges of $35 million and $488 million recognized for our Rexall Health retail business. 2019 operating profit for Other also includes a pre-tax gain from escrow settlement of $97 million representing certain indemnity and other claims related to our 2017 acquisition of Rexall Health. In addition, operating profit for 2019 include pre-tax restructuring and asset impairment charges of $91 million, primarily associated with the lease and other exit-related costs and a pre-tax gain of $56 million recognized from the sale of an equity investment.

(6)
Operating profit for Other for 2019 includes a pre-tax credit of $90 million representing the derecognition of the TRA liability payable to the shareholders of Change. Operating profit for Other also includes our proportionate share of loss from Change Healthcare of $194 million and $248 million for 2019 and 2018.

(7)
Operating profit for Other for 2018 includes a pre-tax gain of $109 million from the sale of our EIS business and a pre-tax credit of $46 million representing a reduction in our TRA liability. Additionally, operating profit for 2017 includes a pre-tax gain of $3,947 million recognized from the Healthcare Technology Net Asset Exchange, net of transaction and related expenses, and a non-cash pre-tax charge of $290 million for goodwill impairment related to the EIS reporting unit.

(8)	Corporate expenses, net, for 2019 include pre-tax restructuring and asset impairment charges of $94 million primarily associated with employee severance and other exit-related costs.

(9)	Amounts primarily include amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use.

(10)	Long-lived assets consist of property, plant and equipment.

Segment assets and property, plant and equipment, net by geographic areas were as follows:

	March 31,
(In millions)	2019	2018
Segment assets
U.S. Pharmaceutical and Specialty Solutions	$32,310	$31,431
European Pharmaceutical Solutions	7,829	10,467
Medical-Surgical Solutions	5,260	4,243
Other	11,006	11,509
Corporate	3,267	2,731
Total	$59,672	$60,381

Property, plant and equipment, net
United States	$1,698	$1,529
Foreign	850	935
Total	$2,548	$2,464

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

29.	Quarterly Financial Information (Unaudited)
The quarterly results of operations are not necessarily indicative of the results that may be expected for the entire year. Selected quarterly financial information for the last two years is as follows:

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019
Revenues	$52,607	$53,075	$56,208	$52,429
Gross profit (1) (2)	2,779	2,804	2,970	3,201
Income (Loss) after income taxes:
Continuing operations (1) (2) (3) (4) (5) (6) (7)	$(81)	$552	$527	$(744)
Discontinued operations	1	1	(1)	—
Net income (loss)	$(80)	$553	$526	$(744)
Net income (loss) attributable to McKesson	$(138)	$499	$469	$(796)
Earnings (loss) per common share attributable to McKesson (8)
Diluted (9)
Continuing operations	$(0.69)	$2.51	$2.41	$(4.17)
Discontinued operations	0.01	—	(0.01)	—
Total	$(0.68)	$2.51	$2.40	$(4.17)
Basic
Continuing operations	$(0.69)	$2.52	$2.42	$(4.17)
Discontinued operations	0.01	—	(0.01)	—
Total	$(0.68)	$2.52	$2.41	$(4.17)

(1)
Gross profit for the first, second, third and fourth quarters of 2019 includes pre-tax credits of $21 million, $22 million, $21 million and $146 million related to our LIFO method of accounting for inventories.

(2)
Gross profit for the first, third and fourth quarters of 2019 includes $35 million, $104 million, and $63 million of cash proceeds representing our share of net settlements of antitrust class action lawsuits.

(3)
Financial results for the first and fourth quarter of 2019 include non-cash pre-tax goodwill impairment charges of $570 million and $1,206 million within our two reporting units within the European Pharmaceutical Solutions segment.

(4)
Financial results for the first and fourth quarters of 2019 include non-cash pre-tax asset impairment charges of $20 million and $190 million primarily for our U.K. retail business. Financial results for the third quarter of 2019 include non-cash pre-tax asset impairment charges of $35 million for our Rexall Health retail business.

(5)	Financial results for the first, second, third and fourth quarters of 2019 include our proportionate share of loss from Change Healthcare of $56 million, $56 million, $50 million and $32 million.

(6)
Financial results for the first quarter of 2019 include a pre-tax gain from escrow settlement of $97 million representing certain indemnity and other claims related to our 2017 acquisition of Rexall Health.

(7)	Financial results for the second quarter of 2019 include a pre-tax credit of $90 million representing the derecognition of the TRA liability payable to the shareholders of Change.

(8)	Certain computations may reflect rounding adjustments.

(9)
As a result of our reported net loss for the first and fourth quarters of 2019, potentially dilutive securities were excluded from the per share computations for those quarters due to their antidilutive effect.

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

(1)
Gross profit for the first, second, third and fourth quarters of 2018 includes pre-tax charge of $26 million, pre-tax credits of $29 million, $2 million and $94 million related to our LIFO method of accounting for inventories.

(2)
Financial results for the second and fourth quarter of 2018 include non-cash pre-tax goodwill impairment charges of $350 million and $933 million for our former McKesson Europe reporting unit in European Pharmaceutical Solutions segment. In addition, financial results for the fourth quarter of 2018 include a non-cash pre-tax goodwill impairment charge of $455 million for our Rexall Health reporting unit in Other.

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
Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about our Executive Officers is incorporated by reference from the discussion in Part I of this report under the heading “Information about our Executive Officers.” Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee,” and “Audit Committee Report” in our Proxy Statement.
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
The following table sets forth information as of March 31, 2019 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4.3 (2)	$166.72	28.3 (3)
Equity compensation plans not approved by security holders	—	$—	—

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; and (iii) the 2013 Stock Plan.

(3)	Represents 3,053,377 shares available for purchase under the 2000 Employee Stock Purchase Plan and 25,205,160 shares available for grant under the 2013 Stock Plan.
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
Stock options are granted at no less than fair market value and those options granted under the 2013 Stock Plan generally have a contractual term of seven years. Options generally become exercisable in four equal annual installments beginning one year after the grant date. The vesting of RS or RSUs is determined by the Compensation Committee at the time of grant. RS and RSUs generally vest over four years. PeRSUs vest three years following the end of the performance period. Beginning in May 2014, the Company’s executive officers are annually granted performance awards currently called performance-based stock units (“PSUs”), which have a three-year performance period and are payable in shares without an additional vesting period.
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
Information with respect to certain transactions with directors and management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Information regarding Director independence is incorporated by reference from the Proxy Statement under the heading “Director Independence.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this report and Financial Note 26, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this report.

Item 14.	Principal Accounting Fees and Services.
Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2020” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	52

Consolidated Statements of Operations for the years ended March 31, 2019, 2018 and 2017	54

Consolidated Statements of Comprehensive Income for the years ended March 31, 2019, 2018 and 2017	55

Consolidated Balance Sheets as of March 31, 2019 and 2018	56

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2019, 2018 and 2017	57

Consolidated Statements of Cash Flows for the years ended March 31, 2019, 2018 and 2017	58

Financial Notes	59

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	127

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	128

Item 16.	Form 10-K Summary
None.

McKESSON CORPORATION

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2019, 2018 and 2017
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2019
Allowances for doubtful accounts	$187	$132	$(1)	$(45)	$273
Other allowances	39	—	(15)	—	24
	$226	$132	$(16)	$(45)	$297

Year Ended March 31, 2018
Allowances for doubtful accounts	$243	$44	$13	$(113)	$187
Other allowances	42	—	(3)	—	39
	$285	$44	$10	$(113)	$226

Year Ended March 31, 2017
Allowances for doubtful accounts	$212	$93	$7	$(69)	$243
Other allowances	41	—	2	(1)	42
	$253	$93	$9	$(70)	$285

		2019	2018	2017
(1)	Deductions:
	Written off	$(45)	$(113)	$(70)
	Credited to other accounts	—	—	—
	Total	$(45)	$(113)	$(70)

(2)	Amounts shown as deductions from current and non-current receivables	$297	$226	$285

(3)	Primarily represents reclassifications from other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P.	8-K	1-13252	2.1	July 5, 2016
2.2	Amendment No. 1 to Agreement Contribution and Sale, dated as of March 1, 2017, by and among by and among Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC, Change Healthcare Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., a Delaware corporation, for itself and in its capacity as Echo Representative, certain affiliates of The Blackstone Group, L.P., certain affiliates of Hellman & Friedman LLC, and McKesson Corporation, a Delaware corporation.	8-K	1-13252	2.1	March 7, 2017
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended January 30, 2019.	8-K	1-13252	3.1	February 5, 2019
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	Officers’ Certificate, dated as of March 5, 2007, and related Form of 2017 Note.	8-K	1-13252	4.2	March 5, 2007
4.5	Officers’ Certificate, dated as of February 12, 2009, and related Form of 2014 Note and Form of 2019 Note.	8-K	1-13252	4.2	February 12, 2009

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.6	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2016 Note, Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.7	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.8	Officers’ Certificate, dated as of December 4, 2012, and related Form of 2015 Note and Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.9	Officers’ Certificate, dated as of March 8, 2013, and related Form of 2018 Note and Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013
4.10	Officers’ Certificate, dated as of March 10, 2014, and related Form of Floating Rate Note, Form of 2017 Note, Form of 2019 Note, Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.11	Officer’s Certificate, dated as of February 17, 2017, with respect to the Notes, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.12	Officer’s Certificate, dated as of February 12, 2018, with respect to the Euro Notes, and related Form of Floating Rate Note and Form of Fixed Rate Note.	8-K	1-13252	4.1	February 13, 2018
4.13	Officer’s Certificate, dated as of February 16, 2018, with respect to the Notes, and related Form of Note.	8-K	1-13252	4.1	February 21, 2018
4.14	Officer’s Certificate, dated as of November 30, 2018, with respect to the Notes, and related Form of 2020 Note and Form of 2029 Note.	8-K	1-13252	4.1	November 30, 2018
4.15†	Description of securities	—	—	—	—
10.1*	McKesson Corporation 1997 Non-Employee Directors’Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004
10.2*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.3*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on July 29, 2014.	10-Q	1-13252	10.1	October 28, 2014
10.4*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.5*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated July 29, 2014.	10-Q	1-13252	10.2	October 28, 2014
10.6*	McKesson Corporation Executive Survivor Benefits Plan,as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.7*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated as of April 23, 2013.	10-K	1-13252	10.11	May 7, 2013
10.8*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011
10.9*	McKesson Corporation Management Incentive Plan, effective July 29, 2015.	8-K	1-13252	10.1	July 31, 2015
10.10*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 26, 2015.	10-Q	1-13252	10.1	July 29, 2015

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.11*	McKesson Corporation Long-Term Incentive Plan, as amended and restated, effective May 26, 2015, as amended effective October 23, 2018.	10-Q	1-13252	10.1	October 25, 2018
10.12*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, effective May 24, 2016.	10-K	1-13252	10.14	May 5, 2016
10.13*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.14*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.15*	McKesson Corporation 2013 Stock Plan, as adopted on May 22, 2013.	8-K	1-13252	10.1	August 2, 2013
10.16*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-Q	1-13252	10.1	January 31, 2019
10.17	Third Amended and Restated Limited Liability Company Agreement of Change Healthcare LLC, dated as of March 1, 2017.	8-K	1-13252	10.1	March 7, 2017
10.18	Form of Commercial Paper Dealer Agreement between McKesson Corporation, as Issuer, and the Dealer.	10-K	1-13252	10.19	May 5, 2016
10.19
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
		8-K	1-3252	10.1	February 5, 2014
10.21*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008
10.22*	Letter dated March 27, 2012 relinquishing certain rights provided in the Amended and Restated Employment Agreement by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	99.1	April 2, 2012

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.23*	Letter dated February 27, 2014 relinquishing certain rights provided in the McKesson Corporation Executive Benefit Retirement Plan by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	February 28, 2014
10.24*	Senior Advisor Agreement	8-K	1-13252	10.1	March 19, 2019
10.25*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
21†	List of Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
24†	Power of Attorney.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
________________

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

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

MCKESSON CORPORATION

Date: May 15, 2019	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

*	*
Brian S. Tyler Chief Executive Officer and Director (Principal Executive Officer)	Donald R. Knauss, Director

*	*
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Marie L. Knowles, Director

*	*
Sundeep G. Reddy Senior Vice President and Controller (Principal Accounting Officer)	Bradley E. Lerman, Director

*	*
Dominic J. Caruso, Director	Edward A. Mueller, Director

*	*
N. Anthony Coles, M.D., Director	Susan R. Salka, Director

*	/s/ Lori A. Schechter
M. Christine Jacobs, Director	Lori A. Schechter *Attorney-in-Fact

Date: May 15, 2019

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

Dominic J. Caruso	Brian S. Tyler
Executive Vice President and	Chief Executive Officer
Chief Financial Officer, Retired,
Johnson & Johnson	Britt J. Vitalone
Executive Vice President and Chief Financial Officer
N. Anthony Coles, M. D.
Chairman and Chief Executive Officer,	Jorge L. Figueredo
Yumanity Therapeutics, LLC	Executive Vice President and Chief Human Resources Officer

M. Christine Jacobs	Kathleen D. McElligott
Chairman of the Board, President and	Executive Vice President, Chief Information Officer and
Chief Executive Officer, Retired,	Chief Technology Officer
Theragenics Corporation
Bansi Nagji
Donald R. Knauss	Executive Vice President and
Executive Chairman of the Board, Retired,	Chief Strategy and Business Development Officer
The Clorox Company
Lori A. Schechter
Marie L. Knowles	Executive Vice President, General Counsel and
Executive Vice President and	Chief Compliance Officer
Chief Financial Officer, Retired,
Atlantic Richfield Company	Sundeep G. Reddy
Senior Vice President and Controller
Bradley E. Lerman
Senior Vice President, General Counsel and	Brian P. Moore
Corporate Secretary,	Senior Vice President and Treasurer
Medtronic plc
Paul A. Smith
Edward A. Mueller	Senior Vice President, Taxes
Chairman of the Board and
Chief Executive Officer, Retired,	Michele Lau
Qwest Communications International Inc.	Corporate Secretary

Susan R. Salka
Chief Executive Officer and President,
AMN Healthcare Services, Inc.

Brian S. Tyler
Chief Executive Officer,
McKesson Corporation

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
Annual Meeting
McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. CDT, on July 31, 2019 at the Dallas/Fort Worth Airport Marriott, 8440 Freeport Parkway, Irving, TX 75063.