Form 10-Q
period 2019-06-30
MCKESSON CORP
filed 2019-08-01
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-13252
McKESSON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3207296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 State Hwy 161,
Irving, TX 75039
(Address of principal executive offices, including zip code)
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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 184,904,125 shares of the issuer’s common stock were outstanding as of June 30, 2019.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2019	2018
Revenues	$55,728	$52,607
Cost of Sales	(52,941)	(49,828)
Gross Profit	2,787	2,779
Operating Expenses	(2,130)	(2,127)
Goodwill Impairment Charges	—	(570)
Restructuring and Asset Impairment Charges	(23)	(96)
Gain from Escrow Settlement	—	97
Total Operating Expenses	(2,153)	(2,696)
Operating Income	634	83
Other Income, Net	37	40
Income (Loss) from Equity Method Investment in Change Healthcare Joint Venture	4	(56)
Interest Expense	(56)	(61)
Income from Continuing Operations Before Income Taxes	619	6
Income Tax Expense	(136)	(87)
Income (Loss) from Continuing Operations	483	(81)
Income (Loss) from Discontinued Operations, Net of Tax	(6)	1
Net Income (Loss)	477	(80)
Net Income Attributable to Noncontrolling Interests	(54)	(58)
Net Income (Loss) Attributable to McKesson Corporation	$423	$(138)

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.27	$(0.69)
Discontinued operations	(0.03)	0.01
Total	$2.24	$(0.68)
Basic
Continuing operations	$2.28	$(0.69)
Discontinued operations	(0.03)	0.01
Total	$2.25	$(0.68)

Dividends Declared Per Common Share	$0.39	$0.34

Weighted Average Common Shares
Diluted	189	202
Basic	188	202

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2019	2018
Net Income (Loss)	$477	$(80)

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	44	(129)

Unrealized gains on cash flow hedges	12	—

Changes in retirement-related benefit plans	21	8
Other Comprehensive Income (Loss), Net of Tax	77	(121)

Comprehensive Income (Loss)	554	(201)
Comprehensive Income Attributable to Noncontrolling Interests	(60)	(21)
Comprehensive Income (Loss) Attributable to McKesson Corporation	$494	$(222)

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,947	$2,981
Receivables, net	19,287	18,246
Inventories, net	16,604	16,709
Prepaid expenses and other	590	529
Total Current Assets	38,428	38,465
Property, Plant and Equipment, Net	2,466	2,548
Operating Lease Right-of-Use Assets	2,031	—
Goodwill	9,441	9,358
Intangible Assets, Net	3,600	3,689
Equity Method Investment in Change Healthcare Joint Venture	3,617	3,513
Other Noncurrent Assets	2,097	2,099
Total Assets	$61,680	$59,672

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$34,021	$33,853
Current portion of long-term debt	310	330
Current portion of operating lease liabilities	373	—
Other accrued liabilities	3,248	3,443
Total Current Liabilities	37,952	37,626
Long-Term Debt	7,382	7,265
Long-Term Deferred Tax Liabilities	3,058	2,998
Long-Term Operating Lease Liabilities	1,805	—
Other Noncurrent Liabilities	2,016	2,103
Redeemable Noncontrolling Interests	1,399	1,393
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2019 and March 31, 2019, 271 shares issued at June 30, 2019 and March 31, 2019	3	3
Additional Paid-in Capital	6,483	6,435
Retained Earnings	12,770	12,409
Accumulated Other Comprehensive Loss	(1,778)	(1,849)
Other	(1)	(2)
Treasury Shares, at Cost, 86 and 81 shares at June 30, 2019 and March 31, 2019	(9,603)	(8,902)
Total McKesson Corporation Stockholders’ Equity	7,874	8,094
Noncontrolling Interests	194	193
Total Equity	8,068	8,287
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$61,680	$59,672

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2019	271	$3	$6,435	$(2)	$12,409	$(1,849)	(81)	$(8,902)	$193	$8,287
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards					11					11
Balances, April 1, 2019	271	3	6,435	(2)	12,420	(1,849)	(81)	(8,902)	193	8,298
Issuance of shares under employee plans			22					(17)		5
Share-based compensation			26							26
Payments to noncontrolling interests									(39)	(39)
Other comprehensive income						71				71
Net income					423				43	466
Repurchase of common stock							(5)	(684)		(684)
Cash dividends declared, $0.39 per common share					(73)					(73)
Other				1					(3)	(2)
Balances, June 30, 2019	271	$3	$6,483	$(1)	$12,770	$(1,778)	(86)	$(9,603)	$194	$8,068

	Quarter Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2018	275	$3	$6,188	$(1)	$12,986	$(1,717)	(73)	$(7,655)	$253	$10,057
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards					154					154
Balances, April 1, 2018	275	3	6,188	(1)	13,140	(1,717)	(73)	(7,655)	253	10,211
Issuance of shares under employee plans			22					(11)		11
Share-based compensation			25							25
Payments to noncontrolling interests									(64)	(64)
Other comprehensive loss						(84)				(84)
Net income (loss)					(138)				46	(92)
Repurchase of common stock			135				(3)	(432)		(297)
Cash dividends declared, $0.34 per common share					(69)					(69)
Other			2		(1)				5	6
Balances, June 30, 2018	275	$3	$6,372	$(1)	$12,932	$(1,801)	(76)	$(8,098)	$240	$9,647

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2019	2018
Operating Activities
Net income (loss)	$477	$(80)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	229	235
Goodwill and other asset impairment charges	5	610
Deferred taxes	16	45
Credits associated with last-in, first-out inventory method	(15)	(21)
Loss (Income) from equity method investment in Change Healthcare Joint Venture	(4)	56
Other non-cash items	121	(79)
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,061)	(1,414)
Inventories	145	(114)
Drafts and accounts payable	127	32
Taxes	82	(61)
Other	(173)	(270)
Net cash used in operating activities	(51)	(1,061)

Investing Activities
Payments for property, plant and equipment	(87)	(101)
Capitalized software expenditures	(24)	(44)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(46)	(826)
Other	28	96
Net cash used in investing activities	(129)	(875)

Financing Activities
Proceeds from short-term borrowings	2,610	9,036
Repayments of short-term borrowings	(2,610)	(7,005)
Common stock transactions:
Issuances	22	22
Share repurchases, including shares surrendered for tax withholding	(701)	(307)
Dividends paid	(75)	(71)
Other	(118)	(134)
Net cash provided by (used in) financing activities	(872)	1,541
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(78)
Net decrease in cash, cash equivalents and restricted cash	(1,034)	(473)
Cash, cash equivalents and restricted cash at beginning of period	2,981	2,672
Cash, cash equivalents and restricted cash at end of period	$1,947	$2,199

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns), currently ranked 7th on the FORTUNE 500, is a global leader in healthcare supply chain management solutions, retail pharmacy, healthcare technology, community oncology and specialty care. McKesson partners with life sciences companies, manufacturers, providers, pharmacies, governments and other healthcare organizations to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively. We report our financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 18, “Segments of Business,” for more information.
Basis of Presentation: The condensed consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and controlled companies. For those consolidated subsidiaries where our ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net Income Attributable to Noncontrolling Interests” on the condensed consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation including the intercompany portion of transactions with equity method investees.
We consider ourselves to control an entity if we have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.
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
The results of operations for the quarter ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 previously filed with the SEC on May 15, 2019 (“2019 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain prior year amounts have been reclassified to conform to the current year presentation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Recently Adopted Accounting Pronouncements
Leases: In the first quarter of 2020, we adopted amended guidance for leases using the modified retrospective basis and recorded a cumulative-effect adjustment to the opening retained earnings on the date of adoption. Under the amended guidance, entities are required to recognize operating lease liabilities and operating lease right-of-use (“ROU”) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures on key information of leasing arrangements.
We elected the transition package of practical expedients provided within the amended guidance, which eliminates the requirements to reassess lease identification, lease classification and initial direct costs for leases commenced before April 1, 2019. We also elected not to separate lease from non-lease components for all leases and to exclude short-term leases with an initial term of 12 months or less from our condensed consolidated balance sheets.
Upon adoption of this amended guidance, we recorded $2.2 billion of operating lease liabilities, $2.1 billion of operating lease ROU assets and a cumulative-effect adjustment of $69 million to the opening retained earnings. The adjustment to the opening retained earnings included impairment charges of $89 million, net of tax to the ROU assets primarily related to previously impaired long-lived assets at the retail pharmacies in our United Kingdom (“U.K.”) and Canadian businesses, partially offset by derecognition of existing deferred gain on our sale-leaseback transaction related to our former corporate headquarters building. The adoption of this amended guidance did not have a material impact on our condensed consolidated statements of operations and cash flows.

Refer to Financial Note 11, “Leases,” for more information.

Derivatives and Hedging:  In the first quarter of 2020, we prospectively adopted amended guidance that allows us to include the Secured Overnight Financing Rate Overnight Index Swap Rate as a benchmark interest rate for hedge accounting purposes. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.

Disclosure Update and Simplification: In the first quarter of 2020, we adopted amended guidance that simplifies certain disclosure requirements and expands the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. The adoption of this amended guidance had no effect on our condensed consolidated statements of operations, comprehensive income, balance sheets and cash flows. This amended guidance resulted in a disclosure of the interim condensed consolidated statements of stockholders’ equity.
Accumulated Other Comprehensive Income: In the first quarter of 2020, we adopted amended guidance that allows for a reclassification of only those amounts related to the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) to retained earnings thereby eliminating the stranded tax effects. Previous guidance required that deferred tax liabilities and assets be adjusted for a change in tax laws with the effect included in income from continuing operations in the reporting period that includes the enactment date. We have elected not to reclassify the stranded tax effects within accumulated other comprehensive loss to retained earnings. The adoption of this amended guidance did not affect our condensed consolidated financial statements.
Premium Amortization of Purchased Callable Debt Securities: In the first quarter of 2020, we adopted amended guidance on a modified retrospective basis that shortens the amortization period for certain callable debt securities held at a premium. The amended guidance requires the premium of callable debt securities to be amortized to the earliest call date but does not require an accounting change for securities held at a discount as they would still be amortized to maturity. The adoption of this amended guidance did not affect our condensed consolidated financial statements.
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
Fair Value Measurement: In August 2018, amended guidance was issued to remove, modify and add disclosure requirements on fair value measurements. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains or losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for us commencing in the first quarter of 2021. Certain requirements will be applied prospectively while other changes will be applied retrospectively upon the effective date. Early adoption is permitted. We do not expect the adoption of this amended guidance to have a material effect on our condensed consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
Financial Instruments - Credit Losses: In June 2016, amended guidance was issued, which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The guidance was further amended in May 2019 to provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The amended guidance becomes effective for us commencing in the first quarter of 2021 and will be applied through a cumulative-effect adjustment to the opening retained earnings in the year of adoption. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
2.    Equity Method Investment in Change Healthcare Joint Venture
In the fourth quarter of 2017, we contributed the majority of our McKesson Technology Solutions businesses to form a joint venture, Change Healthcare LLC (“Change Healthcare JV”), under a contribution agreement between McKesson and Change Healthcare Inc. and others, including shareholders of Change Healthcare Inc. In exchange for the contribution, we initially owned approximately 70% of the joint venture with the remaining equity ownership of approximately 30% held by Change Healthcare Inc. The Change Healthcare JV is jointly governed by McKesson and shareholders of Change Healthcare Inc. The initial investment in Change Healthcare JV represented the fair value of our 70% equity interest in the joint venture upon closing of the transaction.
We account for our investment in Change Healthcare JV using the equity method of accounting with a one-month reporting lag. The Company’s accounting policy is to disclose any intervening events of the joint venture in the lag period that could materially affect our condensed consolidated financial statements. Effective April 1, 2019, Change Healthcare JV adopted the amended revenue recognition guidance. In the first quarter of 2020, we recorded our proportionate share of the joint venture’s adoption impact of the amended revenue recognition guidance of approximately $80 million, net of tax to the opening retained earnings.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

During the first quarters of 2020 and 2019, we recorded our proportionate share of income of $4 million and loss of $56 million from Change Healthcare JV. Our proportionate share of income or loss from this equity method investment includes integration expenses incurred by Change Healthcare JV and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible assets. These amounts were recorded under the caption, “Income (Loss) from Equity Method Investment in Change Healthcare Joint Venture,” in our condensed consolidated statements of operations.
At June 30, 2019 and March 31, 2019, our carrying value of this equity method investment was $3,617 million and $3,513 million. Our carrying value included equity method intangible assets and goodwill which caused our investment basis to exceed our proportionate share of the Change Healthcare JV’s book value of net assets by approximately $4,091 million and $4,158 million at June 30, 2019 and March 31, 2019.
Initial Public Offering by Change Healthcare Inc.
On June 27, 2019, common stock and certain other securities of Change Healthcare Inc. began trading on the NASDAQ (“IPO”). Change Healthcare Inc. is a holding company and does not own any material assets or have any operations other than through its interest in Change Healthcare JV.
On July 1, 2019, upon the completion of its IPO, Change Healthcare Inc. received net cash proceeds of approximately $888 million. Change Healthcare Inc. contributed the proceeds from its offering of common stock of $609 million to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities of $279 million were used by Change Healthcare Inc. to acquire certain securities of Change Healthcare JV that substantially mirror the terms of other securities included in the offering by Change Healthcare Inc. Change Healthcare JV, in return, used the majority of the IPO proceeds to repay a portion of the joint venture’s outstanding debt. As a result, McKesson’s equity interest in Change Healthcare JV diluted from approximately 70% to approximately 58.5% and Change Healthcare Inc. now owns approximately 41.5% of the outstanding LLC Units. Accordingly, in the second quarter of 2020, we expect to recognize a pre-tax dilution loss of approximately $246 million associated with our reduction of our ownership in the Change Healthcare JV. The loss represents the difference between our proportionate share of the IPO proceeds and the dilution effect on our investment’s carrying value. Effective with the second quarter of 2020, we will recognize our proportionate share in net income or loss based on our reduced share of equity interest in Change Healthcare JV, adjusted for the effect of basis differences and other items as applicable.

Subsequent to the IPO, we now have a publicly available indication of the value of our investment in Change Healthcare JV. The fair value that was derived from trading prices of Change Healthcare Inc.’s common stock was below the carrying value of our investment in Change Healthcare JV indicating a potential impairment. Accordingly, we evaluated our equity method investment for an other-than-temporary impairment (“OTTI”). We considered various factors in determining whether an OTTI has occurred, including the limited trading history available, our ability and intent to hold the investment until its fair value recovers, the implied EBITDA valuation multiples compared to public guideline companies, the joint venture’s ability to achieve milestones and any notable operational and strategic changes by the joint venture. After the evaluation, we determined that an OTTI has not occurred as of June 30, 2019 and as of the date of this Quarterly Report on Form 10-Q. However, we may be required to recognize an impairment loss in future reporting periods if and when a decline in fair value of our investment in Change Healthcare JV below the carrying value is determined to be other than temporary. Such determination will be based on the prevailing facts and circumstances at that time, including the reported results and disclosures of Change Healthcare Inc. as well as the market price of its common stock.
Related Party Transactions
In connection with the formation of Change Healthcare JV, McKesson, Change Healthcare JV and certain shareholders of Change Healthcare Inc. entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other agreements. Fees incurred or earned from TSA and Advisory Agreement were not material to us during the first quarters of 2020 and 2019. At June 30, 2019 and March 31, 2019, we had no outstanding payable balance to the shareholders of Change Healthcare Inc. under the TRA.

Revenues recognized, and expenses incurred under these agreements with Change Healthcare JV were not material during the first quarters of 2020 and 2019. At June 30, 2019 and March 31, 2019, receivables due from the joint venture were not material.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Concurrent with the IPO, Change Healthcare Inc. appointed two of our current executive officers and our former chief executive officer to its Board of Directors. These appointments had no impact on the equity method of accounting we apply to our investment in Change Healthcare JV. There were no material transactions with Change Healthcare Inc.

3.	Restructuring and Asset Impairment Charges
We recorded pre-tax restructuring and asset impairment charges of $23 million ($17 million after-tax) and $96 million ($85 million after-tax) during the first quarters of 2020 and 2019. These charges are included under the caption, “Restructuring and Asset Impairment Charges” within operating expenses in the accompanying condensed consolidated statements of operations.
Fiscal 2019 Initiatives
On April 25, 2018, the Company announced a strategic growth initiative intended to drive long-term incremental profit growth and to increase operational efficiency. The initiative consists of multiple growth priorities and plans to optimize the Company’s operating models and cost structures primarily through centralization, cost management and outsourcing of certain administrative functions.
As part of the growth initiative, we committed to implement certain actions including a reduction in workforce, facility consolidation and store closures. This set of the initiatives will be substantially completed by the end of 2020. We recorded pre-tax restructuring charges of $4 million ($3 million after-tax) during the first quarter of 2020. We expect to record total pre-tax charges of approximately $140 million to $180 million, of which $139 million of pre-tax charges were recorded to date. The charges primarily represent employee severance, exit-related costs and asset impairment charges. Estimated remaining charges primarily consist of exit-related costs.
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration and cost competitiveness. We anticipate that the relocation will be completed by January 2021. As a result, during the first quarter of 2020, we recorded pre-tax charges of $8 million ($6 million after-tax) primarily representing employee retention expenses. We expect to record total pre-tax charges of approximately $80 million to $130 million, of which $41 million of pre-tax charges were recorded to date. Estimated remaining charges primarily consist of lease and other exit-related costs, and employee-related expenses, including retention.

During the fourth quarter of 2019, the Company committed to additional programs to continue our operating model and cost optimization efforts. We continue to implement centralization of certain functions and outsourcing through the expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of our business operations and related headcount reductions as well as the further closures of retail pharmacy stores in Europe and closure of other facilities. We anticipate these additional programs will be substantially completed by the end of 2021. During the first quarter of 2020, we recorded pre-tax charges of $11 million ($8 million after-tax) primarily representing project consulting fees. We expect to incur total pre-tax charges of approximately $300 million to $350 million for these programs, of which $174 million of pre-tax charges were recorded to date. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.

Restructuring charges for our fiscal 2019 initiatives during the first quarter of 2020 consisted of the following:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$(1)	$(1)	$—	$—	$6	$4
Exit and other-related costs (1)	—	1	2	1	10	14
Asset impairments and accelerated depreciation	—	3	1	—	1	5
Total	$(1)	$3	$3	$1	$17	$23

(1)	Exit and other-related costs primarily include project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Restructuring charges for our fiscal 2019 initiatives during the first quarter of 2019 consisted of the following:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$3	$10	$1	$—	$14
Exit and other-related costs (1)	1	2	21	11	35
Asset impairments and accelerated depreciation	4	—	16	—	20
Total	$8	$12	$38	$11	$69

(1)	Exit and other-related costs primarily include lease exit costs associated with closures of retail pharmacy stores within our Canadian business as well as project consulting fees.
The following table summarizes the activity related to the restructuring liabilities associated with our fiscal 2019 initiatives for the first quarter of 2020:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Balance, March 31, 2019 (1)	$31	$38	$15	$29	$37	$150
Restructuring charges recognized	(1)	3	3	1	17	23
Non-cash charges	—	(3)	(1)	—	(1)	(5)
Cash payments	(1)	(7)	—	(12)	(7)	(27)
Other	—	1	—	(6)	(3)	(8)
Balance, June 30, 2019 (2)	$29	$32	$17	$12	$43	$133

(1)	As of March 31, 2019, the total reserve balance was $150 million of which $117 million was recorded in other accrued liabilities and $33 million was recorded in other noncurrent liabilities.

(2)	As of June 30, 2019, the total reserve balance was $133 million of which $107 million was recorded in other accrued liabilities and $26 million was recorded in other noncurrent liabilities.

Other Plans

There were no material restructuring charges for other plans recorded during the first quarters of 2020 and 2019. The restructuring liabilities for other plans as of June 30, 2019 and March 31, 2019 were $60 million and $87 million.
Long-Lived Asset Impairments
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
4.    Goodwill Impairment Charges
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2020 First Quarter
In the first quarter of 2020, there was no goodwill impairment charge recorded.
2019 First Quarter
In the first quarter of 2019, we recorded non-cash goodwill impairment charges of $570 million (pre-tax and after-tax) for our two reporting units in the European Pharmaceutical Solutions segment. These charges were recorded under the caption, “Goodwill Impairment Charges” within operating expenses in the accompanying condensed consolidated statements of operations.
Prior to implementing the new segment reporting structure in the first quarter of 2019, our European operations were considered a single reporting unit. Following the change in reportable segments, our European Pharmaceutical Solutions segment was split into two distinct reporting units, Retail Pharmacy and Pharmaceutical Distribution (formerly known as “Consumer Solutions” and “Pharmacy Solutions”) for purposes of goodwill impairment testing. As a result, we were required to perform a goodwill impairment test for these two new reporting units upon the change in reportable segment. Consequently, we recorded a non-cash goodwill impairment charge of $238 million (pre-tax and after-tax) in the first quarter of 2019 primarily because the estimated fair value of the Pharmaceutical Distribution reporting unit was determined to be lower than its reassigned carrying value.
During the first quarter of 2019, both reporting units projected a decline in the estimated future cash flows primarily triggered by additional U.K. government actions which were announced on June 29, 2018. Accordingly, we performed an interim goodwill impairment test for these reporting units. As a result, we determined that the carrying values of these reporting units exceeded their estimated fair values and recorded non-cash goodwill impairment charges of $332 million (pre-tax and after-tax) primarily for our Retail Pharmacy reporting unit. The discount rate and terminal growth rate used for the Retail Pharmacy reporting unit in the first quarter 2019 impairment test were 8.5% and 1.25%. The discount rate and terminal growth rate used for the Pharmaceutical Distribution reporting unit in the first quarter 2019 impairment test were 8.0% and 1.25%. As previously disclosed in our 2019 Annual Report, we had impaired the entire remaining goodwill balances of both reporting units as of March 31, 2019.
Refer to Financial Note 14, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.
5.    Business Combinations
2019 Acquisition
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
The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the first quarter of 2020. As of June 30, 2019, the final amounts of fair value recognized for the assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $239 million and $169 million. Approximately $388 million of the final purchase price allocation was assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $326 million primarily representing customer relationships with a weighted average life of 18 years.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2018 Acquisition
CoverMyMeds LLC (“CMM”)
On April 3, 2017, we completed our acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the first quarter of 2019. The financial results of CMM have been included in our condensed consolidated statements of operations within Other since the acquisition date.
Pursuant to the agreement, McKesson paid additional contingent consideration of $69 million and $68 million for each of May 2019 and 2018. As of June 30, 2019 and March 31, 2019, the related liability was nil and $69 million.
2017 Acquisition
Rexall Health
In the third quarter of 2017, we completed our acquisition of Rexall Health which operated approximately 400 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (approximately $2.1 billion) was funded from cash on hand. On May 23, 2018, as a result of resolving certain indemnity and other claims related to this acquisition, $125 million Canadian dollars (approximately $97 million) was released to us from an escrow account. The receipt of this cash was recorded as a settlement gain within operating expenses in our condensed consolidated statement of operations in the first quarter of 2019.
Other Acquisitions
During the first quarters of 2020 and 2019, we also completed several other small acquisitions within our operating segments. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

6.	Income Taxes
During the first quarters of 2020 and 2019, income tax expense related to continuing operations was $136 million and $87 million. During the first quarter of 2019, no tax benefits were recognized for the pre-tax goodwill impairment charges of $570 million related to our European Pharmaceutical Solutions segment given that these charges are not deductible for income tax purposes. Fluctuations in our reported income tax rates are primarily due to the prior year impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized in the quarter.

As of June 30, 2019, we had $1,071 million of unrecognized tax benefits, of which $887 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, we do not anticipate a significant increase or decrease to our unrecognized tax benefits based on the information currently available. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. The IRS is currently examining our U.S. corporation income tax returns for 2013 through 2015. We are generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2012 through the current fiscal year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

7.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests relate to our consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million and $12 million during the first quarters of 2020 and 2019. All amounts were recorded in our condensed consolidated statements of operations within the caption, “Net Income Attributable to Noncontrolling Interests,” and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the first quarters of 2020 and 2019, there were no material exercises of the Put Right. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted each period for exchange rate fluctuations. At June 30, 2019 and March 31, 2019, the carrying value of redeemable noncontrolling interests of $1.40 billion and $1.39 billion exceeded the maximum redemption value of $1.25 billion and $1.23 billion. At June 30, 2019 and March 31, 2019, we owned approximately 77% of McKesson Europe’s outstanding common shares.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in our consolidated entities primarily related to ClarusONE and Vantage Oncology Holdings, LLC, which were $194 million and $193 million at June 30, 2019 and March 31, 2019 on our condensed consolidated balance sheets. During the first quarters of 2020 and 2019, we allocated a total of $43 million and $46 million of net income to noncontrolling interests.

Changes in redeemable noncontrolling interests and noncontrolling interests for the first quarter of 2020 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2019	$193	$1,393
Net income attributable to noncontrolling interests	43	11
Other comprehensive income	—	6
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(39)	—
Other	(3)	—
Balance, June 30, 2019	$194	$1,399

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests and noncontrolling interests for the first quarter of 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	46	12
Other comprehensive income	—	(37)
Reclassification of recurring compensation to other accrued liabilities	—	(12)
Payments to noncontrolling interests	(64)	—
Other	5	—
Balance, June 30, 2018	$240	$1,422

8.	Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similarly to basic earnings per common share except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted loss per share for the first quarter of 2019 was calculated by excluding potentially dilutive securities from the denominator of the share computation due to their anti-dilutive effects.
The computations for basic and diluted earnings or loss per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2019	2018
Income (Loss) from continuing operations	$483	$(81)
Net income attributable to noncontrolling interests	(54)	(58)
Income (Loss) from continuing operations attributable to McKesson	429	(139)
Income (Loss) from discontinued operations, net of tax	(6)	1
Net income (loss) attributable to McKesson	$423	$(138)

Weighted average common shares outstanding:
Basic	188	202
Effect of dilutive securities:
Restricted stock units	1	—
Diluted	189	202

Earnings (Loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.27	$(0.69)
Discontinued operations	(0.03)	0.01
Total	$2.24	$(0.68)
Basic
Continuing operations	$2.28	$(0.69)
Discontinued operations	(0.03)	0.01
Total	$2.25	$(0.68)

(1)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 3 million and 2 million potentially dilutive securities for the first quarters of 2020 and 2019 were excluded from the computations of diluted net earnings per common share, as they were anti-dilutive.

9.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2019	$4,078	$—	$2,451	$2,829	$9,358
Goodwill acquired	—	39	—	—	39
Acquisition accounting, transfers and other adjustments	1	1	7	—	9
Foreign currency translation adjustments, net	9	—	—	26	35
Balance, June 30, 2019	$4,088	$40	$2,458	$2,855	$9,441

As of June 30, 2019 accumulated goodwill impairment losses were $2,913 million in our European Pharmaceutical Solutions segment and $470 million in Other. As of March 31, 2019 accumulated goodwill impairment losses were $2,943 million in our European Pharmaceutical Solutions segment and $461 million in Other.
Information regarding intangible assets is as follows:

	June 30, 2019				March 31, 2019
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,831	$(1,871)	$1,960	$3,818	$(1,801)	$2,017
Service agreements	11	1,022	(447)	575	1,017	(430)	587
Pharmacy licenses	26	513	(210)	303	513	(209)	304
Trademarks and trade names	13	893	(244)	649	887	(232)	655
Technology	4	141	(98)	43	141	(94)	47
Other	5	282	(212)	70	288	(209)	79
Total		$6,682	$(3,082)	$3,600	$6,664	$(2,975)	$3,689

Amortization expense of intangible assets was $112 million and $122 million for the quarters ended June 30, 2019 and 2018. Estimated amortization expense of these assets is as follows: $298 million, $389 million, $365 million, $277 million and $248 million for the remainder of 2020 and each of the succeeding years through 2024 and $2,023 million thereafter. All intangible assets were subject to amortization as of June 30, 2019 and March 31, 2019.

10.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At June 30, 2019 and March 31, 2019, $7,692 million and $7,595 million of total debt were outstanding, of which $310 million and $330 million were included under the caption “Current portion of long-term debt” within our condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revolving Credit Facilities
We have a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which has a $3.15 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euros. The Global Facility matures on October 22, 2020. Borrowings under the Global Facility bear interest based upon the London Interbank Offered Rate, Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The Global Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If we do not comply with these covenants, our ability to use the Global Facility may be suspended and repayment of any outstanding balances under the Global Facility may be required. At June 30, 2019, we were in compliance with all covenants. There were no borrowings under this facility during the first quarters of 2020 and 2019, and no borrowings outstanding as of June 30, 2019 and March 31, 2019.

We also maintain bilateral credit lines primarily denominated in Euros with a committed balance of $9 million and an uncommitted balance of $199 million as of June 30, 2019. Borrowings and repayments were not material during the first quarters of 2020 and 2019 and amounts outstanding under these credit lines were not material as of June 30, 2019 and March 31, 2019.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $3.5 billion in outstanding commercial paper notes. During the first quarters of 2020 and 2019, we borrowed $2.6 billion and $9.0 billion and repaid $2.6 billion and $7.0 billion under the program. At June 30, 2019 and March 31, 2019, there were no commercial paper notes outstanding.

11.	Leases

Lessee
We lease facilities and equipment primarily under operating leases. We recognize lease expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Remaining terms for facility leases generally range from one to fifteen years, while remaining terms for equipment leases generally range from one to six years. Most real property leases contain renewal options (typically for five-year increments). Generally, the renewal option periods are not included within the lease term as we are not reasonably certain to exercise that right at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
ROU assets and operating lease liabilities are recognized at the lease commencement date. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases liabilities are recognized based on the present value of the future lease payments over the lease term discounted at our incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of our leases. We estimate the discount rate as our incremental borrowing rate based on qualitative factors including Company-specific credit rating, lease term, general economic and the interest rate environment. For existing leases that commenced prior to the adoption of the amended leasing guidance, we determined the discount rate on April 1, 2019 using the full lease term. Operating lease liabilities are recorded under the caption, “Current portion of operating lease liabilities” and “Long-Term Operating Lease Liabilities” and the corresponding lease assets are recorded under the caption, “Operating Lease Right-of-Use Assets,” in our condensed consolidated balance sheet. Finance lease assets are included in property, plant and equipment, net and finance lease liabilities are included in current portion of long-term debt and long-term debt in our condensed consolidated balance sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	June 30, 2019
Operating leases
Operating Lease Right-of-Use Assets	$2,031

Current portion of operating lease liabilities	$373
Long-Term Operating Lease Liabilities	1,805
Total operating lease liabilities	$2,178

Finance Leases
Property, Plant and Equipment, net	$67

Current portion of long-term debt	$7
Long-Term Debt	86
Total finance lease liabilities	$93

Weighted Average Remaining Lease Term (Years)
Operating leases	8.56
Finance leases	11.76

Weighted Average Discount Rate
Operating leases	3.61%
Finance leases	3.99%

The components of lease cost were as follows:

Quarter Ended June 30,
(In millions)	2019
Short-term lease cost	$8
Operating lease cost	115

Finance lease cost:
Amortization of right-of-use assets	2
Interest on lease liabilities	1
Total finance lease cost	3

Variable lease cost (1)	31
Sublease income	(8)
Total lease cost (2)	$149

(1)	These amounts include payments for maintenance, taxes, payments affected by the consumer price index and other similar metrics and payments contingent on usage.

(2)	These amounts were primarily recorded within operating expenses in the accompanying condensed consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Supplemental cash flow information related to leases was as follows:

Quarter Ended June 30,
(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(99)
Operating cash flows from finance leases	—
Financing cash flows from finance leases	(3)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$2,290
Finance leases	55
(1) These amounts include the transition adjustment for the adoption of the amended leasing guidance discussed in Financial Note 1, “Significant Accounting Policies.”
Maturities of lease liabilities as of June 30, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
The remainder of 2020	$319	$8	$327
2021	401	10	411
2022	344	10	354
2023	286	10	296
2024	232	10	242
Thereafter	900	69	969
Total lease payments (1)	$2,482	$117	$2,599
Less imputed interest	(304)	(24)	(328)
Present value of lease liabilities	$2,178	$93	$2,271

(1)	Total lease payments have not been reduced by minimum sublease income of $191 million due under future noncancelable subleases.
As of June 30, 2019, we entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $275 million that are not reflected in the table above. These operating leases will commence between 2020 and 2022 with noncancelable lease terms of 5 to 20 years.
As previously disclosed in our 2019 Annual Report and under the previous lease accounting, the minimum lease payments required under operating leases were as follows as of March 31, 2019:

(In millions)	Noncancelable Operating Leases
2020	$454
2021	397
2022	343
2023	290
2024	236
Thereafter	936
Total minimum lease payments (1) (2)	$2,656

(1)	Amount includes future minimum lease payments for the sale-leaseback transaction of $49 million.

(2)	Total minimum lease payments have not been reduced by minimum sublease income of $133 million due under future noncancelable subleases.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Lessor

We lease primarily certain owned equipment to the physician practices that are classified as direct financing or sales-type leases. As of June 30, 2019, the total lease receivable was $303 million with a weighted average remaining lease term of approximately nine years. Interest income from these leases recorded was not material during the first quarter of 2020.

12.	Pension Benefits
The net periodic expense for our defined pension benefit plans was $24 million and $5 million for the first quarters of 2020 and 2019.

Cash contributions to these plans were $6 million and $3 million for the first quarters of 2020 and 2019. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

On May 23, 2018, the Company’s Board of Directors approved the termination of our frozen U.S. defined benefit pension plan (“Plan”). The Plan was fully funded by its plan assets at June 30, 2019 and March 31, 2019. During the first quarter of 2020, we offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from plan assets to these participants in June 2019. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement charge of $17 million was recorded during the first quarter of 2020. We expect to purchase non-participating annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants, which is expected to be completed by September 30, 2019.
As of June 30, 2019 and March 31, 2019, this Plan had an accumulated other comprehensive loss of approximately $95 million and $121 million.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Non-Derivative Instruments Designated as Hedges
At June 30, 2019 and March 31, 2019, we had €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges which hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within Accumulated Other Comprehensive Loss in the consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. Losses of $24 million and gains of $161 million for net investment hedges were recorded in other comprehensive income during the first quarters of 2020 and 2019. Ineffectiveness on our non-derivative net investment hedges during the first quarter of 2020 resulted in gains of $10 million which were recorded in earnings within other income, net. There was no ineffectiveness in our non-derivative net investment hedges during the first quarter of 2019.
Derivatives Designated as Hedges
At June 30, 2019 and March 31, 2019, we had cross-currency swaps designated as net investment hedges with total gross notional amounts of $1,499 million Canadian dollars. At March 2019, we also had cross-currency swaps designated as net investment hedges with total gross notional amounts of £932 million British pound sterling.

Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of our net investments denominated in British pound sterling and Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in accumulated other comprehensive loss in the condensed consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments denominated in British pound sterling and Canadian dollars. To the extent foreign currency denominated notes designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. Losses of $11 million and gains of $34 million were recorded in other comprehensive income for net investment hedges during the first quarters of 2020 and 2019. During the first quarter of 2020, we terminated cross-currency swaps with total gross notional amounts of £932 million British pound sterling due to ineffectiveness in our hedges within our British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in our U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million recorded in earnings within other income, net. There was no ineffectiveness in our hedges for the first quarter of 2019. The remaining cross-currency swaps will mature between November 2020 and November 2024.
At June 30, 2019 and March 31, 2019, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional amounts of $81 million, which were designated as cash flow hedges. The remaining contract will mature in March 2020.
From time to time, we also enter into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At June 30, 2019 and March 31, 2019, we had cross-currency swaps with total gross notional amounts of approximately $2,908 million, which are designated as cash flow hedges. These swaps will mature between April 2020 and January 2024.

For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded in Accumulated Other Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses from cash flow hedges recorded in other comprehensive income were not material during the first quarters of 2020 and 2019. Gains or losses reclassified from Accumulated Other Comprehensive Income and recorded in operating expenses in the consolidated statements of operations were not material during the first quarters of 2020 and 2019. There was no ineffectiveness in our cash flow hedges during the first quarters of 2020 and 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in value included in earnings.
We have a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At June 30, 2019 and March 31, 2019, the total gross notional amounts of these contracts were approximately $28 million. These contracts will mature through October 2020 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly in earnings within operating expenses. Changes in the fair values were not material during the first quarters of 2020 and 2019. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
During the first quarter of 2020, we also entered a number of forward contracts to offset a portion of the earnings impacts from the ineffectiveness of net investment hedges discussed above. At June 30, 2019, the total gross notional amounts of these contracts were approximately $630 million. These contracts matured in July 2019 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly in earnings. During the first quarter of 2020, losses of $19 million were recorded in earnings within other income, net.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2019			March 31, 2019
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$16	$—	$81	$17	$—	$81
Foreign exchange contracts (non-current)	Other Noncurrent Assets	—	—	—	—	—	—
Cross-currency swaps (current)	Prepaid expenses and other/Other Accrued Liabilities	37	8	355	—	18	—
Cross-currency swaps (non-current)	Other Noncurrent Assets/Liabilities	15	61	3,681	91	33	5,283
Total		$68	$69		$108	$51
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$655	$—	$—	$14
Foreign exchange contracts (current)	Other accrued liabilities	—	—	3	—	—	14
Total		$—	$—		$—	$—

Refer to Financial Note 14, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

14.	Fair Value Measurements
At June 30, 2019 and March 31, 2019, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.7 billion and $8.1 billion at June 30, 2019, and $7.6 billion and $7.9 billion at March 31, 2019. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2019 and March 31, 2019 included investments in money market funds of $460 million and $1,205 million, which are reported at fair value. The fair value of money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the first quarters of 2020 and 2019.
Assets Measured at Fair Value on a Nonrecurring Basis
At March 31, 2019, assets measured at fair value on a nonrecurring basis primarily consisted of goodwill and long-lived assets for our European Pharmaceutical Solutions segment. There were no assets measured at fair value on a nonrecurring basis at June 30, 2019.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. We considered a market approach as well as an income approach using the discounted cash flow (“DCF”) model to determine the fair value of the reporting unit.
Long-lived Assets

We utilize multiple approaches including the DCF model and market approaches for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets is considered a Level 3 fair value measurement.
We measure certain intangible and other long-lived assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. An impairment charge is recorded when the cost of the asset exceeds its fair value and this condition is determined to be other-than-temporary.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2019 and March 31, 2019.

15.	Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in our business, we are subject to a variety of claims and legal proceedings incidental to the normal conduct of our business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Note 24 to our 2019 Annual Report on Form 10-K which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If we are unsuccessful in defending, or if we determine to settle any of these matters, we may be required to pay substantial sums, be subject to injunction or be forced to change how we operate our business, which could have a material adverse impact on our financial position or results of operations.
Unless otherwise stated, we are unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, it is not reasonably possible for us to determine that a loss is probable for a claim, or to reasonably estimate the amount of loss or a range of loss, because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability or seek an indeterminate amount of damages. It is not uncommon for claims to be resolved over many years. We review loss contingencies at least quarterly, to determine whether the loss probability has changed and whether we can make a reasonable estimate of the possible loss or range of loss. When we determine that a loss from a claim is probable and reasonably estimable, we record a liability in the amount of our estimate for the ultimate loss. We also provide disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed our recorded liability.
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company is a defendant in many cases asserting claims related to distribution of controlled substances to pharmacies. We often are named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail pharmacy chains. The plaintiffs in these actions include state attorneys general, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. These actions have been filed in state and federal courts throughout the United States, and in Puerto Rico and Canada. They contain a variety of causes of action, including negligence, public nuisance, unjust enrichment, civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes.
Since December 5, 2017, nearly all such cases pending in federal district courts have been transferred for consolidated pre-trial proceeding to a multi-district litigation (“MDL”) in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. At present, there are approximately 2,000 cases under the jurisdiction of the MDL court. The court has set a trial date of October 21, 2019 for the claims brought by Cuyahoga County, Ohio and Summit County, Ohio. The Company has joined motions for summary judgments filed on July 19, 2019 addressing the RICO and Ohio Corrupt Practices Act claims, civil conspiracy, negligence per se, causation, preemption, and statute of limitations. On July 19, 2019, plaintiffs also filed motions for summary judgment addressing duties under the federal Controlled Substances Act and claims for abatement of public nuisance.
The Company is also named in more than 245 similar state court cases pending in 30 states plus Puerto Rico. These include actions filed by nineteen state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits and putative class action lawsuits brought on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids in utero. In the Connecticut coordinated actions, the court granted defendants’ motion to dismiss and dismissed all claims filed by 21 municipalities; plaintiffs have appealed this decision. Defendants’ motions to dismiss have been denied by courts in various other jurisdictions. Trial dates have been set in several of these state cases: March 2, 2020 for the New York State Coordinated Proceedings; March 9, 2020 for the action brought by the Washington Attorney General; March 23, 2020 for the action brought by the Alaska Attorney General; July 21, 2020 brought by the Ohio Attorney General; January 25, 2021 for the action brought by Shelby County, Tennessee; and May 24, 2021 for the action brought by the Delaware Attorney General.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that the Company violated the TCPA because it sent faxes that did not contain notices regarding how to opt out of receiving the faxes. On July 16, 2015, plaintiffs filed a motion for class certification and on August 22, 2016, the court denied this motion, based, in part, on the grounds that identifying solicited faxes would require individualized inquiries as to consent. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On July 17, 2018, the Ninth Circuit affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings. On June 24, 2019, the Supreme Court of the United States denied the Company’s petition for writ of certiorari asking the court to review the ruling by the Ninth Circuit.
On March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads), was served with a qui tam complaint filed in July 2017 in the United States District Court for the Southern District of Illinois by a relator against RxC Acquisition Company, among others, alleging that UCB, Inc., provided illegal “kickbacks” to providers, including nurse educator services and reimbursement assistance services provided through RxC Acquisition Company, in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZNHCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The complaint seeks treble damages, civil penalties, and further relief, all in unspecified amounts. The United States and the states named in the complaint have declined to intervene in the suit. On December 17, 2018, the United States filed a motion to dismiss the complaint in its entirety; this motion was denied on April 15, 2019. On June 7, 2019, the court denied the United States’ motion for reconsideration. On July 8, 2019, the United States appealed to the United States Court of Appeals for the Seventh Circuit seeking interlocutory review of the denial of its motion for reconsideration of the denial of the motion to dismiss the complaint. The court has set a trial date of April 5, 2021.
On November 27, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads) was served with a qui tam complaint filed in the United States District Court for the Eastern District of Pennsylvania alleging that EMD Serono, Inc. and Pfizer, Inc. provided illegal “kickbacks” to providers, including services provided through RxC Acquisition Company and others, in violation of the Anti-Kickback statute, the False Claims Act, and various state false claims statutes. United States ex rel. Harris et al. v. EMD Serono, Inc. et al. No. 16-5594. The United States and the named states declined to intervene in the case. On December 17, 2018, the United States filed a motion to dismiss the complaint in its entirety. On April 3, 2019, the court granted the motion to dismiss. The time to appeal this ruling has expired.
On April 3, 2018, a second amended qui tam complaint was filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities against McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc. and US Oncology Specialty, L.P., alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al., 12-CV-06440 (NG).  The United States and the named states have declined to intervene in the case. On October 15, 2018, the Company filed a motion to dismiss the complaint as to all named defendants. On February 3, 2019, the court granted the motion to dismiss in part and denied it in part, leaving the Company and Oncology Therapeutics Network Corporation as the only remaining defendants in the case. On February 19, 2019, the relator filed a motion for reconsideration of the court’s dismissal of Oncology Therapeutics Network Joint Venture; this motion was denied by the court on June 28, 2019.
On September 25, 2018, plaintiffs filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and its subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of generic drugs. Marion Diagnostic Center, LLC v. McKesson Corporation, et al., No. 2:18-cv-4137. On June 26, 2019, the court granted the Company’s motion to dismiss and authorized plaintiffs to seek leave to amend the claims against the Company.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On May 21, 2019, Jean E. Henry, a purported Company shareholder, filed a shareholder derivative complaint in the Superior Court of San Francisco, California against certain current and former officers and directors of the Company, and the Company as a nominal defendant, alleging violations of fiduciary duties and waste of corporate assets with respect to an alleged conspiracy to fix the prices of generic drugs, Henry v. Tyler, et al., CGC-19-576119. On May 23, 2019, the Company removed the case to the United States District Court for the Northern District of California, Case No. 19-cv-02869.
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
The Company currently pays quarterly dividends of $0.39 per common share. In July 2019, the Company’s quarterly dividend was raised from $0.39 to $0.41 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
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
In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. We repurchased a total of 4.7 million shares at an average price per share of $127.68 during the first quarter of 2020.
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64.
The total authorization outstanding for repurchases of the Company’s common stock was $2.8 billion at June 30, 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

 Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended June 30,
(In millions)	2019	2018
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax benefit of nil and nil (2) (3)	$70	$(273)
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	70	(273)

Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of $9 and ($51) (4)	(26)	144
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	(26)	144
Unrealized gains on cash flow hedges
Unrealized gains on cash flow hedges arising during period, net of income tax expense of $6 and nil	12	—
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	12	—
Changes in retirement-related benefit plans (5)
Net actuarial gain and prior service cost arising during the period, net of income tax expense of $1 and nil	6	—
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of nil and nil (6)	1	1
Foreign currency translation adjustments and other, net of income tax expense of nil and nil	2	7
Reclassified to income statement, net of income tax expense of $5 and nil (7)	12	—
	21	8

Other comprehensive income (loss), net of tax	$77	$(121)

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiary, McKesson Europe, into the Company’s reporting currency, U.S. dollars, during the first quarters of 2020 and 2019.

(2)
During the first quarter of 2020, the net foreign currency translation gains were primarily due to the strengthening of the Canadian dollar and Euro against the U.S. dollar from April 1, 2019 to June 30, 2019. During the first quarter of 2019, the net foreign currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2018 to June 30, 2018.

(3)
The first quarter of 2020 includes net foreign currency translation gains of $6 million attributable to redeemable noncontrolling interests and the first quarter of 2019 includes net foreign currency translation losses of $39 million attributable to redeemable noncontrolling interests.

(4)
The first quarter of 2020 includes foreign currency losses of $24 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and losses of $11 million on the net investment hedges from the cross-currency swaps. The first quarter of 2019 includes foreign currency gains of $161 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gains of $34 million on the net investment hedges from cross-currency swaps.

(5)	The first quarters of 2020 and 2019 include net actuarial losses of nil and $2 million which are attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

(7)
The first quarter of 2020 reflects a reclassification of a pension settlement charge from accumulated other comprehensive loss to other income, net in our condensed consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the first quarters of 2020 and 2019 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(1,628)	$53	$(37)	$(237)	$(1,849)

Other comprehensive income (loss) before reclassifications	70	(26)	12	8	64
Amounts reclassified to earnings and other	—	—	—	13	13
Other comprehensive income (loss)	70	(26)	12	21	77
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	6	—	—	—	6
Other comprehensive income (loss) attributable to McKesson	64	(26)	12	21	71
Balance at June 30, 2019	$(1,564)	$27	$(25)	$(216)	$(1,778)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)

Other comprehensive income (loss) before reclassifications	(273)	144	—	8	(121)
Amounts reclassified to earnings and other	—	—	—	—	—
Other comprehensive income (loss)	(273)	144	—	8	(121)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(39)	—	—	2	(37)
Other comprehensive income (loss) attributable to McKesson	(234)	144	—	6	(84)
Balance at June 30, 2018	$(1,492)	$(44)	$(61)	$(204)	$(1,801)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

17.	Related Party Balances and Transactions
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
Refer to Financial Note 2, “Equity Method Investment in Change Healthcare Joint Venture,” for information regarding related party balances and transactions with Change Healthcare Inc.

18.	Segments of Business
We report our financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
Our U.S. Pharmaceutical and Specialty Solutions segment distributes pharmaceutical and other healthcare-related products and also provides pharmaceutical solutions to life sciences companies in the United States.
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
Other primarily consists of the following:

•	McKesson Canada which distributes pharmaceutical and medical products and operates Rexall Health retail pharmacies;

•	McKesson Prescription Technology Solutions which provides innovative technologies that support retail pharmacies; and

•	Our equity method investment in Change Healthcare JV

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2019	2018
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$44,165	$40,977
European Pharmaceutical Solutions (1)	6,710	6,935
Medical-Surgical Solutions (1)	1,903	1,703
Other	2,950	2,992
Total Revenues	$55,728	$52,607

Operating profit (2)
U.S. Pharmaceutical and Specialty Solutions (3)	$579	$543
European Pharmaceutical Solutions (4)	5	(560)
Medical-Surgical Solutions	125	93
Other (5) (6)	141	114
Total	850	190
Corporate Expenses, Net (7)	(175)	(123)
Interest Expense	(56)	(61)
Income from Continuing Operations Before Income Taxes	$619	$6

Revenues, net by geographic area
United States	$46,321	$42,890
Foreign	9,407	9,717
Total Revenues	$55,728	$52,607

(1)
Revenues derived from services represent less than 1% of our U.S. Pharmaceutical and Specialty Solutions segment’s total revenues, less than 10% of our European Pharmaceutical Solutions segment’s total revenues and less than 2% of our Medical-Surgical Solutions segment’s total revenues.

(2)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.

(3)
Our U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for the first quarters of 2020 and 2019 includes $15 million and $21 million pre-tax credits related to our last-in, first-out (“LIFO”) method of accounting for inventories. Operating profit for the first quarter of 2019 also include $35 million of cash receipts for our share of antitrust legal settlements.

(4)	European Pharmaceutical Solutions segment’s operating profit for the first quarter of 2019 includes non-cash goodwill impairment charges of $570 million (pre-tax and after-tax).

(5)
Operating profit for Other for the first quarter of 2019 includes pre-tax restructuring charges of $38 million (pre-tax and after-tax) primarily associated with the closure of retail pharmacy stores within our Canadian business and an escrow settlement gain of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to our 2017 third quarter acquisition of Rexall Health.

(6)	Operating profit for Other also includes our proportionate share of income of $4 million and loss of $56 million from Change Healthcare JV for the first quarters of 2020 and 2019.

(7)
Corporate expenses, net, for the first quarter of 2020 include pre-tax net settlement gains of $25 million from our net investment hedges and forward contracts and a pre-tax settlement charge of $17 million from the termination of our defined benefit pension plan.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 previously filed with the SEC on May 15, 2019 (“2019 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Cautionary Notice About Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Operating Segments
We report our financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other . The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Refer to Financial Note 18, “Segments of Business,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Quarter Ended June 30,
	2019	2018	Change
Revenues	$55,728	$52,607	6%

Gross Profit	$2,787	$2,779	—

Gross Profit Margin	5.00%	5.28%	(28)	bp

Operating Expenses:
Operating Expenses	$(2,130)	$(2,127)	—%
Goodwill Impairment Charges	—	(570)	(100)
Restructuring and Asset Impairment Charges	(23)	(96)	(76)
Gain from Escrow Settlement	—	97	(100)
Total Operating Expenses	$(2,153)	$(2,696)	(20)%

Operating Expenses as a Percentage of Revenues	3.86%	5.12%	(126)	bp

Other Income, Net	$37	$40	(8)%

Income (Loss) from Equity Method Investment in Change Healthcare Joint Venture	4	(56)	107

Interest Expense	(56)	(61)	(8)

Income from Continuing Operations Before Income Taxes	619	6	NM
Income Tax Expense	(136)	(87)	56
Income (Loss) from Continuing Operations	483	(81)	696
Income (Loss) from Discontinued Operations, Net of Tax	(6)	1	(700)
Net Income (Loss)	477	(80)	696
Net Income Attributable to Noncontrolling Interests	(54)	(58)	(7)
Net Income (Loss) Attributable to McKesson Corporation	$423	$(138)	407%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.27	$(0.69)	429%
Discontinued Operations	(0.03)	0.01	(400)
Total	$2.24	$(0.68)	429%

Weighted Average Diluted Common Shares	189	202	(6)%
bp - basis points
NM - not meaningful
Revenues
Revenues increased in the first quarter of 2020 compared to the same period a year ago primarily due to market growth, including expanded business with existing customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit
Gross profit remained flat in the first quarter of 2020 primarily due to market growth and an acquisition, partially offset by unfavorable effects of foreign currency exchange fluctuations. Gross profit margin decreased in 2020 due to our mix of businesses. Gross profit and gross profit margin for 2020 were also unfavorably affected by continuous lower government reimbursements in the United Kingdom (“U.K.”) and lower last-in, first-out (“LIFO”) credits. Additionally, gross profit in the first quarter of 2019 included $35 million of net cash proceeds representing our share of antitrust legal settlements.
LIFO inventory credits were $15 million and $21 million in the first quarters of 2020 and 2019. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO expense is based on our estimates of annual LIFO expense which are impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO expense. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Operating Expenses
Operating expenses, and operating expenses as a percentage of revenues decreased for the first quarter of 2020 compared to the same period a year ago primarily due to the 2019 first quarter goodwill impairment charges of $570 million (pre-tax and after-tax) for our European Pharmaceutical Solutions segment and lower restructuring and asset impairment charges. Additionally, operating expenses decreased due to favorable effects of foreign currency exchange fluctuations. Refer to Financial Note 4, “Goodwill Impairment Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for more information.
Operating expenses were also affected by the following significant items:

•
Opioid-related pre-tax expenses of $36 million and $42 million in the first quarters of 2020 and 2019 primarily related to litigation expenses. Refer to Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q;

•
First quarter 2019 pre-tax restructuring and asset impairment charges of $96 million ($85 million after-tax), primarily representing employee severance, exit-related costs and asset impairment charges; and

•	First quarter 2019 gain from an escrow settlement of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health.
Restructuring Initiatives
During 2019, we committed to various restructuring initiatives intended to drive long-term incremental profit growth and increase operational efficiency. The initiatives consist of the optimization of the Company’s operating models and cost structures primarily through centralization and outsourcing of certain administrative functions and cost management. The initiatives also consist of implementing certain actions including a reduction in workforce, reorganization and consolidation of our business operations and related headcount reductions, the closures of retail pharmacy stores in Europe as well as other facility closures. This set of initiatives are expected to be completed by the end of 2021. Additionally, we committed to certain actions in connection with the previously announced relocation of our corporate headquarters from San Francisco, California to Irving, Texas, which became effective April 1, 2019. We anticipate that the relocation will be completed by January 2021. In connection with these initiatives, we expect to record total pre-tax charges of approximately $520 million to $660 million, of which $354 million of pre-tax charges were recorded to date primarily representing employee severance, exit-related costs, asset impairment charges and accelerated depreciation. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs. Refer to Financial Note 3, “Restructuring and Asset Impairment Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for more information on various initiatives.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Goodwill Impairment
As previously disclosed in our 2019 Annual Report on Form 10-K, the estimated fair value of our McKesson Canada reporting unit exceeded the carrying value as part of our 2019 annual goodwill impairment test. However, other risks, expenses and future developments, such as additional government actions and material changes in key market assumptions that we were unable to anticipate as of the 2019 testing date may require us to revise the projected cash flows, which could adversely affect the fair value of our McKesson Canada reporting unit in Other in future periods.
State Opioid Statutes
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that we may not be able to predict. In April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the imposition of certain annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York.  On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State appealed to the U.S. Court of Appeals to the Second Circuit but did not seek a stay of the district court’s ruling. During the third quarter of 2019, we reversed the previously accrued estimated liability under the New York State OSA. The State of New York has subsequently adopted an exercise tax on sales of opioids in the State, which became effective July 1, 2019. The excise tax would apply only to the first sale occurring in New York, and thus may not apply to sales from the Company’s distribution centers in New York to New York customers. In addition, certain states have now passed legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states. Other states are also considering similar legislation. These proposed and passed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted.
Other Income, Net: Other income, net, for the first quarter of 2020 decreased slightly compared to the same period a year ago primarily due to the 2019 higher gains recognized from the sale of investments and a pension settlement charge, as further discussed below. The decreases are partially offset by net settlement gains of $25 million from our net investment hedges and forward contracts.
Other income, net, for the first quarter of 2020 also includes a pre-tax settlement charge of $17 million related to the Company’s previously approved termination of its frozen U.S. defined benefit pension plan. In connection with the plan termination, we expect to purchase non-participating annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants, which is expected to be completed during the second quarter of 2020. Upon transfer of the remaining pension liabilities to the insurer, we expect to record a pre-tax settlement charge for the remaining balance of the plan-related accumulated other comprehensive loss. As of June 30, 2019, this benefit plan had an accumulated other comprehensive loss of approximately $95 million.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Income (Loss) from Equity Method Investment in Change Healthcare Joint Venture: Our investment in Change Healthcare LLC (“Change Healthcare JV”) is accounted for using the equity method of accounting. During the first quarters of 2019 and 2020, we owned approximately 70% of the joint venture with the remaining equity ownership of approximately 30% held by shareholders of Change Healthcare Inc. Our proportionate share of income from equity method investment in Change Healthcare JV was $4 million and loss of $56 million for the first quarters of 2020 and 2019. Our proportionate share of income or loss for 2020 and 2019 includes amortization expenses associated with equity method intangible assets and integration expenses incurred by the joint venture. The amounts are recorded under the caption, “Income (Loss) from Equity Method Investment in Change Healthcare Joint Venture,” in our condensed consolidated statements of operations.
On June 27, 2019, common stock and certain other securities of Change Healthcare Inc. began trading on the NASDAQ (“IPO.”). On July 1, 2019, upon the completion of its IPO, Change Healthcare Inc. received net cash proceeds of approximately $888 million. Change Healthcare Inc. contributed the proceeds from its offering of common stock of $609 million to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities of $279 million were used by Change Healthcare Inc. to acquire certain securities of Change Healthcare JV that substantially mirror the terms of other securities included in the offering by Change Healthcare Inc. As a result, McKesson’s equity interest in Change Healthcare JV was reduced to approximately 58.5%, which will be used to recognize our proportionate share in net income or loss from Change Healthcare JV, commencing the second quarter of 2020. As a result of this ownership dilution to 58.5% from 70%, we expect to recognize a pre-tax dilution loss of approximately $246 million in the second quarter of 2020. Additionally, our proportionate share of income or loss from this equity method investment is expected to be further reduced as settlements of other securities may occur in the future reporting periods.
Subsequent to the IPO, the fair value that was derived from trading prices of Change Healthcare Inc.’s common stock was below the carrying value of our investment in Change Healthcare JV indicating a potential impairment. Accordingly, we evaluated our equity method investment in Change Healthcare JV for an other-than-temporary impairment (“OTTI”). We considered various factors in determining whether an OTTI has occurred, including the limited trading history available, our ability and intent to hold the investment until its fair value recovers, the implied EBITDA valuation multiples compared to public guideline companies, the joint venture’s ability to achieve milestones and any notable operational and strategic changes by the joint venture. After the evaluation, we determined that an OTTI has not occurred as of June 30, 2019 and as of the date of this Quarterly Report on Form 10-Q. However, we may be required to recognize an impairment loss in future reporting periods if and when a decline in fair value of our investment in Change Healthcare JV below the carrying value is determined to be other than temporary. Such determination will be based on the prevailing facts and circumstances at that time, including the reported results and disclosures of Change Healthcare Inc. as well as the market price of its common stock. Refer to Financial Note 2, “Equity Method Investment in Change Healthcare Joint Venture,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for more information.
We expect to complete a tax-efficient exit from our equity method investment in Change Healthcare JV through a distribution of the shares of a subsidiary holding all of our interests in the Change Healthcare JV to our shareholders, followed by a merger of such subsidiary with and into Change Healthcare Inc. in exchange for shares of common stock in Change Healthcare Inc. (“Qualified McKesson Exit”). If the Qualified McKesson Exit does not qualify as a tax-efficient transaction, Change Healthcare Inc. has agreed to pay us 85% of related cash tax savings realized subsequent to the spin-off or split-off and, in certain circumstances, if the failure of the Qualified McKesson Exit to qualify as a tax efficient transaction is due to Change Healthcare Inc.’s failure to comply with a tax matters agreement, to indemnify us for certain tax-related losses. In the event of a partial exit, Change Healthcare Inc. will be required to pay us 85% of the net cash tax savings realized from the exchange of a portion of our interest in Change Healthcare JV for shares of common stock in Change Healthcare Inc.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Transaction-Related Expenses and Adjustments
Transaction-related expenses generally included transaction and integration expenses that are directly related to business acquisitions and divestitures.
Transaction-related expenses and adjustments for the first quarters of 2020 and 2019 were $44 million and $52 million, as follows:

	Quarter Ended June 30,
(Dollars in millions)	2019	2018
Operating Expenses
Integration related expenses	$17	$16
Restructuring, severance and relocation	—	3
Transaction closing expenses	—	1
Other Expenses (1)	27	32
Transaction-Related Expenses and Adjustments	$44	$52

(1)
Includes our proportionate share of transaction and integration expenses incurred by Change Healthcare JV, excluding certain fair value adjustments, which were recorded within “Income (Loss) from Equity Method Investment in Change Healthcare Joint Venture”.

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and our equity method investment in Change Healthcare JV were $189 million and $199 million for the first quarters of 2020 and 2019. The amounts are primarily recorded in operating expenses and under the caption, “Income (Loss) from Equity Method Investment in Change Healthcare Joint Venture”.
Income Taxes: During the first quarters of 2020 and 2019, income tax expense related to continuing operations was $136 million and $87 million. During the first quarter of 2019, no tax benefit was recognized for the pre-tax goodwill impairment charge of $570 million related to our European Pharmaceutical Solutions segment given that this charge is not deductible for income tax purposes. Fluctuations in our reported income tax rates are primarily due to the prior year impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized in the quarter.
On June 7, 2019, after a rehearing, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. The opinion reversed the prior decision of the United States Tax Court which had ruled in favor of the taxpayer. We will continue to monitor developments in this case, including further appeals. The ultimate outcome may have an adverse impact on our effective tax rate.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the first quarters of 2020 and 2019, primarily represents ClarusONE, Vantage Oncology Holdings, LLC and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for more information.
Net Income (Loss) Attributable to McKesson Corporation: Net income (loss) attributable to McKesson Corporation was net income of $423 million and a net loss of $138 million for the first quarters of 2020 and 2019. Diluted earnings per common share attributable to McKesson Corporation was $2.24 in the first quarter of 2020 and diluted loss per common share attributable to McKesson Corporation was $0.68 in the first quarter of 2019. The first quarter of 2019 diluted loss per share was calculated by excluding dilutive securities from the denominator due to their anti-dilutive effects. Additionally, our 2020 and 2019 diluted earnings per share reflect the cumulative effects of share repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 189 million and 202 million for the first quarters of 2020 and 2019. Weighted average diluted shares for 2020 decreased from 2019 primarily reflecting common stock repurchases.
Segment Results:
Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2019	2018	Change
U.S. Pharmaceutical and Specialty Solutions	$44,165	$40,977	8%
European Pharmaceutical Solutions	6,710	6,935	(3)
Medical-Surgical Solutions	1,903	1,703	12
Other	2,950	2,992	(1)
Total Revenues	$55,728	$52,607	6%
U.S. Pharmaceutical and Specialty Solutions
U.S. Pharmaceutical and Specialty Solutions revenues for the first quarter of 2020 compared to the same period a year ago increased 8% primarily due to market growth, including expanded business with existing customers, and growth of specialty pharmaceuticals. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
European Pharmaceutical Solutions
European Pharmaceutical Solutions revenues decreased 3% for the first quarter of 2020 compared to the same period a year ago primarily due to unfavorable effects of foreign currency exchange fluctuations of 6%, partially offset by market growth in our distribution businesses.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the first quarter of 2020 compared to the same period a year ago increased 12% primarily due to our 2019 first quarter acquisition of Medical Specialties Distributors LLC (“MSD”) and market growth.
Other
Revenues in Other decreased 1% for the first quarter of 2020 compared to the same period a year ago. Revenues decreased primarily due to unfavorable effects of foreign currency exchange fluctuations of 3%, partially offset by growth in our McKesson Prescription Technology Solutions (“MRxTS”) business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended June 30,
(Dollars in millions)	2019	2018	Change
Segment Operating Profit (1)
U.S. Pharmaceutical and Specialty Solutions	$579	$543	7%
European Pharmaceutical Solutions (2)	5	(560)	101
Medical-Surgical Solutions	125	93	34
Other	141	114	24
Subtotal	850	190	347
Corporate Expenses, Net	(175)	(123)	42
Interest Expense	(56)	(61)	(8)%
Income from Continuing Operations Before Income Taxes	$619	$6	NM

Segment Operating Profit (Loss) Margin
U.S. Pharmaceutical and Specialty Solutions	1.31%	1.33%	(2) bp
European Pharmaceutical Solutions	0.07	(8.07)	814
Medical-Surgical Solutions	6.57	5.46	111
bp - basis points
NM - not meaningful

(1)	Segment operating profit includes gross profit, net of operating expenses, as well as other income, net, for our operating segments.

(2)	Operating profit of our European Pharmaceutical Solutions segment for 2019 includes a goodwill impairment charge of $570 million.

Segment Operating Profit
U.S. Pharmaceutical and Specialty Solutions: Operating profit increased for this segment for the first quarter of 2020 compared to the same period a year ago primarily due to market growth including growth in our specialty business. Operating profit margin slightly decreased primarily due to the 2019 net cash proceeds representing our share of antitrust legal settlements and lower LIFO credits, partially offset by lower opioid-related costs.
European Pharmaceutical Solutions: Operating profit and operating profit margin increased for the first quarter of 2020 compared to the same period a year ago primarily due to the 2019 goodwill impairment charges of $570 million and lower restructuring and asset impairment charges, partially offset by continuous lower government reimbursements in the U.K. Operating profit in in the first quarter of 2020 was also unfavorably impacted by lower sales volume in retail pharmacy U.K.
Medical-Surgical Solutions: Operating profit for this segment increased for the first quarter of 2020 compared to the same period a year ago primarily due to market growth. Operating profit margin for the first quarter of 2020 compared to the same period a year ago increased primarily due to lower restructuring charges and ongoing cost management.
Other: Operating profit for Other increased for the first quarter of 2020 compared to the same period a year ago primarily due to growth in our MRxTS business, lower restructuring charges related to our Canada business, partially offset by the 2019 gain from an escrow settlement of $97 million related to our 2017 acquisition of Rexall Health. Operating profit for Other for the first quarter of 2020 also includes income of $4 million from our equity method investment in Change Healthcare JV compared to a loss of $56 million in the same prior year period.
Corporate: Corporate expenses, net, increased for the first quarter of 2020 compared to the same period a year ago primarily due to an increase in opioid-related costs, a pension settlement charge, higher costs for technology initiatives, partially offset by net settlement gains from our net investment hedges and forward contracts. The first quarter of 2019 included gains recognized from the sale of investments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Interest Expense: Interest expense for the first quarter of 2020 compared to the same period a year ago decreased primarily due to a decrease in the issuance of commercial paper. Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Business Combinations
Refer to Financial Note 5, “Business Combinations,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Except as noted below, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the "Critical Accounting Policies and Estimates" disclosed in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

Equity Method Investments

We evaluate our investments for other-than-temporary impairments when circumstances indicate those assets may be impaired. When the decline in value is deemed to be other than temporary, an impairment is recognized to the extent that the fair value is less than the carrying value of the investment. We consider various factors in determining whether a loss in value of an investment is other than temporary including: the length of time and the extent to which the fair value has been below cost; the financial condition of the investees, and our intent and ability to retain the investment for a period of time sufficient to allow for recovery of value. Management makes certain judgments and estimates in its assessment including but not limited to: identifying if circumstances indicate a decline in value is other than temporary, expectations about the business operations of investees, as well as industry, financial and market factors. Any significant changes in assumptions or judgments in assessing impairments could result in an impairment charge.

The carrying value of our equity method investment in the Change Healthcare JV was $3,617 million at June 30, 2019.  We have not disposed of any LLC units in our investment in Change Healthcare JV and management believes it has the ability and intent to hold the investment for sufficient time to allow for the fair value to recover.
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

Operating activities utilized cash of $51 million and $1,061 million during the first quarters of 2020 and 2019. Operating activities for the first quarter of 2020 were affected by increases in receivables, and for the first quarter of 2019 were affected by increases in receivables and inventory, primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms.

Investing activities utilized cash of $129 million and $875 million during the first quarters of 2020 and 2019. Investing activities for 2020 and 2019 include $111 million and $145 million in capital expenditures for property, plant and equipment, and capitalized software. Investing activities for 2019 include $826 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD. Investing activities for 2019 also included $97 million cash received as a result of resolving certain indemnity and other claims related to our 2017 acquisition of Rexall Health.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Financing activities utilized cash of $872 million during the first quarter of 2020, and provided cash of $1,541 million during the first quarter of 2019. Financing activities for 2020 include cash receipts and payments of $2,610 million for short-term borrowings, primarily commercial paper. Financing activities for the first quarter of 2019 included cash receipts of $9,036 million and payments of $7,005 million for short-term borrowings. Financing activities for the first quarters of 2020 and 2019 include $701 million and $307 million of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for 2020 and 2019 also include $75 million and $71 million of cash paid for dividends.

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

In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. We repurchased a total of 4.7 million shares at an average price per share of $127.68 during the first quarter of 2020.
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64.
The total authorization outstanding for repurchases of the Company’s common stock was $2.8 billion at June 30, 2019.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2019	March 31, 2019
Cash, cash equivalents and restricted cash	$1,947	$2,981
Working capital	476	839
Debt to capital ratio (1)	44.3%	43.3%
Return on McKesson stockholders’ equity (2)	6.8	0.4

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
Our cash and cash equivalents balance as of June 30, 2019 included approximately $1,012 million of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes.  Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes.

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
Our debt to capital ratio increased in the first quarter of 2020 primarily due to a decrease in stockholders’ equity driven by share repurchases.
In July 2019, the Company’s quarterly dividend was raised from $0.39 to $0.41 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.40 billion at June 30, 2019, which exceeded the maximum redemption value of $1.25 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Readers are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date such statements were first made. We undertake no obligation to publicly release any updates or revisions to our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include the following factors, which are described in more detail in the Risk Factors discussion in Item 1A of Part I of our most recent Annual Report on Form 10-K, as updated in Item 1A of Part II of this report. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

•	Changes in the U.S. and European healthcare industry and regulatory environments could have a material adverse impact on our results of operations.

•	Our foreign operations subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial position and results of operations.

•	Changes in the Canadian healthcare industry and regulatory environment could have a material adverse impact on our results of operations.

•	General European economic conditions together with austerity measures taken by certain European governments could have a material adverse impact on our results of operations.

•	Changes in the European regulatory environment with respect to privacy and data protection regulations could have a material adverse impact on our results of operations.

•	Our results of operations, which are stated in U.S. dollars, could be adversely impacted by fluctuations in foreign currency exchange rates.

•	Our business could be hindered if we are unable to complete and integrate acquisitions successfully.

•	Our results of operations are impacted by our investment in Change Healthcare JV.

•	Our business and results of operations could be impacted if we fail to manage and complete divestitures and distributions.

•	We are subject to legal and regulatory proceedings that could have a material adverse impact on our financial position and results of operations.

•	Competition and industry consolidation may erode our profit.

•
A material reduction in purchases or the loss of a large customer or group purchasing organization, as well as substantial defaults in payments by a large customer or group purchasing organization, could have a material adverse impact on our financial position and results of operations.

•	Contracts with foreign and domestic government entities and their agencies pose additional risks relating to future funding and compliance.

•	Our future results could be materially affected by public health issues whether occurring in the United States or abroad.

•
We rely on sophisticated computer systems to perform our business operations. Although we, our customers, our strategic partners and our external service providers use a variety of security measures to protect our and their computer systems, a failure or compromise of our, our customers’, our strategic partners’ or our external service providers’ computer systems from a cyberattack, disaster, or malfunction may result in material adverse operational and financial consequences.

•	We could experience losses or liability not covered by insurance.

•	Proprietary protections may not be adequate, and products may be found to infringe the rights of third parties.

•
System errors or failures of our products or services to conform to specifications cause unforeseen liabilities or injury, harm our reputation and have a material adverse impact on our results of operations.

•	Various risks could interrupt customers’ access to their data residing in our service centers, exposing us to significant costs.

•	We may be required to record a significant charge to earnings if our goodwill, intangible and other long-lived assets, or investments become further impaired.

•	Tax legislation initiatives or challenges to our tax positions could have a material adverse impact on our results of operations.

•	Volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit, our cost of credit and the financial soundness of our customers and suppliers.

•	Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

•
We could face significant liability if we withdraw from participation in one or more multiemployer pension plans in which we participate, or if one or more multiemployer plans in which we participate is underfunded.

•	We may not realize the expected benefits from our restructuring and business process initiatives.

•	We may experience difficulties with outsourcing and similar third-party relationships.

•	We may face risks associated with our retail expansion.

•	We may be unable to keep existing retail store locations or open new retail locations in desirable places, which could materially adversely affect our results of operations.

McKESSON CORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2019 Annual Report on Form 10-K.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
Except as noted below, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K.
Our results of operations are impacted by our investment in Change Healthcare JV.
Change Healthcare JV is jointly governed by McKesson and Change Healthcare Inc. Operating a business under joint governance of unaffiliated, controlling members could lead to conflicts of interest or deadlocks on important and time-sensitive operational, financial or strategic decisions, and will require additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. Any failure to manage the joint venture relationship or to realize the strategic and financial benefits that we expect, may have a material adverse impact on our results of operations.
Our business and results of operations could be impacted if we fail to manage and complete divestitures and distributions.
We regularly evaluate our portfolio in order to determine whether an asset or business may no longer help us meet our objectives. When we decide to sell assets or otherwise exit a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. For example, we might experience unexpected challenges in our plans for a tax-efficient distribution of our investment in Change Healthcare JV that could delay our exit from that investment. We may also experience greater dissynergies than expected from divestitures, and the impact of any divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer, we likely will be subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could have a material adverse impact on our results of operations.

We may be required to record a significant charge to earnings if our goodwill, intangible and other long-lived assets, or investments become further impaired.
We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances, such as a divestiture, indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, or divestiture of a business or asset for less than our carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined. Any such charge could have a material adverse impact on our results of operations.
For example, we expect to continue to review the carrying value of our equity method investment in Change Healthcare JV for potential impairment, and we might incur a material impairment charge. Any such impairment charge could materially adversely affect our consolidated statements of operations. Refer to Financial Note 2, “Equity Method Investment in Change Healthcare Joint Venture,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.
There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible, other long-lived assets, or investments. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, a deterioration in the U.S. and global financial markets, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge that could have a material adverse effect on our results of operations.

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
In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. We repurchased a total of 4.7 million shares at an average price per share of $127.68 during the first quarter of 2020.
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64.
The total authorization outstanding for repurchases of the Company’s common stock was $2.8 billion at June 30, 2019.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2020.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2019 – April 31, 2019	—	$—	—	$3,469
May 1, 2019 – May 31, 2019	3.8	127.68	3.8	2,984
June 1, 2019 – June 30, 2019	1.6	128.08	1.6	2,785
Total	5.4		5.4

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	July 31, 2019	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	July 31, 2019	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller