Form 10-Q
period 2019-09-30
MCKESSON CORP
filed 2019-10-30
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 180,187,900 shares of the issuer’s common stock were outstanding as of September 30, 2019.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues	$57,616	$53,075	$113,344	$105,682
Cost of Sales	(54,749)	(50,271)	(107,690)	(100,099)
Gross Profit	2,867	2,804	5,654	5,583
Operating Expenses	(2,196)	(2,033)	(4,326)	(4,063)
Goodwill Impairment Charges	—	—	—	(570)
Restructuring, Impairment and Related Charges	(45)	(82)	(68)	(178)
Total Operating Expenses	(2,241)	(2,115)	(4,394)	(4,811)
Operating Income	626	689	1,260	772
Other Income (Expense), Net	(78)	20	(41)	60
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture	(1,454)	(56)	(1,450)	(112)
Interest Expense	(64)	(66)	(120)	(127)
Income (Loss) from Continuing Operations Before Income Taxes	(970)	587	(351)	593
Income Tax Benefit (Expense)	294	(35)	158	(122)
Income (Loss) from Continuing Operations	(676)	552	(193)	471
Income (Loss) from Discontinued Operations, Net of Tax	(1)	1	(7)	2
Net Income (Loss)	(677)	553	(200)	473
Net Income Attributable to Noncontrolling Interests	(53)	(54)	(107)	(112)
Net Income (Loss) Attributable to McKesson Corporation	$(730)	$499	$(307)	$361

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$(3.99)	$2.51	$(1.62)	$1.79
Discontinued operations	—	—	(0.03)	0.01
Total	$(3.99)	$2.51	$(1.65)	$1.80
Basic
Continuing operations	$(3.99)	$2.52	$(1.62)	$1.80
Discontinued operations	—	—	(0.03)	0.01
Total	$(3.99)	$2.52	$(1.65)	$1.81

Weighted Average Common Shares
Diluted	183	199	185	201
Basic	183	198	185	200

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$(677)	$553	$(200)	$473

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(32)	26	12	(103)

Unrealized gains on cash flow hedges	13	2	25	2

Changes in retirement-related benefit plans	75	4	96	12
Other Comprehensive Income (Loss), Net of Tax	56	32	133	(89)

Comprehensive Income (Loss)	(621)	585	(67)	384
Comprehensive Income Attributable to Noncontrolling Interests	(35)	(47)	(95)	(68)
Comprehensive Income (Loss) Attributable to McKesson Corporation	$(656)	$538	$(162)	$316

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,356	$2,981
Receivables, net	18,984	18,246
Inventories, net	16,356	16,709
Prepaid expenses and other	657	529
Total Current Assets	37,353	38,465
Property, Plant and Equipment, Net	2,493	2,548
Operating Lease Right-of-Use Assets	2,002	—
Goodwill	9,408	9,358
Intangible Assets, Net	3,489	3,689
Investment in Change Healthcare Joint Venture	2,167	3,513
Other Noncurrent Assets	2,082	2,099
Total Assets	$58,994	$59,672

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$32,560	$33,853
Short-term borrowing	549	—
Current portion of long-term debt	302	330
Current portion of operating lease liabilities	362	—
Other accrued liabilities	3,372	3,443
Total Current Liabilities	37,145	37,626
Long-Term Debt	7,342	7,265
Long-Term Deferred Tax Liabilities	2,718	2,998
Long-Term Operating Lease Liabilities	1,763	—
Other Noncurrent Liabilities	1,950	2,103
Redeemable Noncontrolling Interests	1,384	1,393
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2019 and March 31, 2019, 272 and 271 shares issued at September 30, 2019 and March 31, 2019	3	3
Additional Paid-in Capital	6,573	6,435
Retained Earnings	11,965	12,409
Accumulated Other Comprehensive Loss	(1,704)	(1,849)
Other	(2)	(2)
Treasury Shares, at Cost, 92 and 81 shares at September 30, 2019 and March 31, 2019	(10,353)	(8,902)
Total McKesson Corporation Stockholders’ Equity	6,482	8,094
Noncontrolling Interests	210	193
Total Equity	6,692	8,287
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$58,994	$59,672

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, June 30, 2019	271	$3	$6,483	$(1)	$12,770	$(1,778)	(86)	$(9,603)	$194	$8,068
Issuance of shares under employee plans	1	—	56	—	—	—	—	—	—	56
Share-based compensation	—	—	34	—	—	—	—	—	—	34
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(37)	(37)
Other comprehensive income	—	—	—	—	—	74	—	—	—	74
Net income (loss)	—	—	—	—	(730)	—	—	—	42	(688)
Repurchase of common stock	—	—	—	—	—	—	(6)	(750)	—	(750)
Cash dividends declared, $0.41 per common share	—	—	—	—	(75)	—	—	—	—	(75)
Other	—	—	—	(1)	—	—	—	—	11	10
Balances, September 30, 2019	272	$3	$6,573	$(2)	$11,965	$(1,704)	(92)	$(10,353)	$210	$6,692

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2019	271	$3	$6,435	$(2)	$12,409	$(1,849)	(81)	$(8,902)	$193	$8,287
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards	—	—	—	—	11	—	—	—	—	11
Balances, April 1, 2019	271	3	6,435	(2)	12,420	(1,849)	(81)	(8,902)	193	8,298
Issuance of shares under employee plans	1	—	78	—	—	—	—	(17)	—	61
Share-based compensation	—	—	60	—	—	—	—	—	—	60
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(76)	(76)
Other comprehensive income	—	—	—	—	—	145	—	—	—	145
Net income (loss)	—	—	—	—	(307)	—	—	—	85	(222)
Repurchase of common stock	—	—	—	—	—	—	(11)	(1,434)	—	(1,434)
Cash dividends declared, $0.80 per common share	—	—	—	—	(148)	—	—	—	—	(148)
Other	—	—	—	—	—	—	—	—	8	8
Balances, September 30, 2019	272	$3	$6,573	$(2)	$11,965	$(1,704)	(92)	$(10,353)	$210	$6,692

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, June 30, 2018	275	$3	$6,372	$(1)	$12,932	$(1,801)	(76)	$(8,098)	$240	$9,647
Issuance of shares under employee plans	—	—	16	—	—	—	—	—	—	16
Share-based compensation	—	—	24	—	—	—	—	—	—	24
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(42)	(42)
Other comprehensive income	—	—	—	—	—	39	—	—	—	39
Net income	—	—	—	—	499	—	—	—	43	542
Repurchase of common stock	—	—	—	—	—	—	(4)	(580)	—	(580)
Cash dividends declared, $0.39 per common share	—	—	—	—	(78)	—	—	—	—	(78)
Other	—	—	(1)	(1)	1	—	—	—	(33)	(34)
Balances, September 30, 2018	275	$3	$6,411	$(2)	$13,354	$(1,762)	(80)	$(8,678)	$208	$9,534

	Six Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2018	275	$3	$6,188	$(1)	$12,986	$(1,717)	(73)	$(7,655)	$253	$10,057
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards	—	—	—	—	154	—	—	—	—	154
Balances, April 1, 2018	275	3	6,188	(1)	13,140	(1,717)	(73)	(7,655)	253	10,211
Issuance of shares under employee plans	—	—	38	—	—	—	—	(11)	—	27
Share-based compensation	—	—	49	—	—	—	—	—	—	49
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(106)	(106)
Other comprehensive loss	—	—	—	—	—	(45)	—	—	—	(45)
Net income	—	—	—	—	361	—	—	—	89	450
Repurchase of common stock	—	—	135	—	—	—	(7)	(1,012)	—	(877)
Cash dividends declared, $0.73 per common share	—	—	—	—	(147)	—	—	—	—	(147)
Other	—	—	1	(1)	—	—	—	—	(28)	(28)
Balances, September 30, 2018	275	$3	$6,411	$(2)	$13,354	$(1,762)	(80)	$(8,678)	$208	$9,534

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2019	2018
Operating Activities
Net income (loss)	$(200)	$473
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	463	475
Goodwill and other asset impairment charges	12	611
Deferred taxes	(380)	60
Credits associated with last-in, first-out inventory method	(48)	(43)
Equity earnings and charges from investment in Change Healthcare Joint Venture	1,450	112
Non-cash operating lease expense	180	—
Other non-cash items	144	(138)
Changes in assets and liabilities, net of acquisitions:
Receivables	(866)	(1,705)
Inventories	331	(398)
Drafts and accounts payable	(1,203)	1,197
Taxes	70	(99)
Operating lease liabilities	(189)	—
Other	77	(227)
Net cash provided by (used in) operating activities	(159)	318

Investing Activities
Payments for property, plant and equipment	(126)	(178)
Capitalized software expenditures	(58)	(70)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(95)	(840)
Other	(6)	105
Net cash used in investing activities	(285)	(983)

Financing Activities
Proceeds from short-term borrowings	8,670	19,735
Repayments of short-term borrowings	(8,122)	(18,342)
Common stock transactions:
Issuances	78	38
Share repurchases, including shares surrendered for tax withholding	(1,452)	(888)
Dividends paid	(148)	(139)
Other	(229)	(206)
Net cash provided by (used in) financing activities	(1,203)	198
Effect of exchange rate changes on cash, cash equivalents and restricted cash	22	(87)
Net decrease in cash, cash equivalents and restricted cash	(1,625)	(554)
Cash, cash equivalents and restricted cash at beginning of period	2,981	2,672
Cash, cash equivalents and restricted cash at end of period	$1,356	$2,118

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
The results of operations for the quarter ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 previously filed with the SEC on May 15, 2019 (“2019 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain prior year amounts have been reclassified to conform to the current year presentation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Recently Adopted Accounting Pronouncements
Leases: In the first quarter of 2020, we adopted amended guidance for leases using the modified retrospective method and recorded a cumulative-effect adjustment to the opening retained earnings on the date of adoption. Under the amended guidance, entities are required to recognize operating lease liabilities and operating lease right-of-use (“ROU”) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures on key information of leasing arrangements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Collaborative Arrangements: In November 2018, amended guidance was issued which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under revenue recognition guidance when the counterparty is a customer. The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The amended guidance is effective for us in the first quarter of 2021 on a retrospective basis with a cumulative-effect adjustment to opening retained earnings. We may elect to apply this amended guidance retrospectively either to all contracts or only to contracts that are not completed at the date of initial adoption. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Intangibles - Goodwill and Other - Internal-Use Software: In August 2018, amended guidance was issued for a customer’s accounting for implementation and other upfront costs incurred in a cloud computing arrangement that is a service contract. The amended guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs in a cloud computing arrangement that has a software license. The amended guidance is effective for us either on a retrospective or prospective basis commencing in the first quarter of 2021. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
Financial Instruments - Credit Losses: In June 2016, amended guidance was issued which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The guidance was further amended in May 2019 to provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The amended guidance becomes effective for us commencing in the first quarter of 2021 and will be applied through a cumulative-effect adjustment to the opening retained earnings in the year of adoption. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.
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
On July 1, 2019, upon the completion of its IPO, Change Healthcare Inc. received net cash proceeds of approximately $888 million. Change Healthcare Inc. contributed the proceeds from its offering of common stock of $609 million to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities of $279 million were used by Change Healthcare Inc. to acquire certain securities of Change Healthcare JV that substantially mirror the terms of other securities included in the offering by Change Healthcare Inc. Change Healthcare JV, in return, used the majority of the IPO proceeds to repay a portion of the joint venture’s outstanding debt. As a result, McKesson’s equity interest in Change Healthcare JV was diluted from approximately 70% to approximately 58.5% and Change Healthcare Inc. now owns approximately 41.5% of the outstanding LLC Units. Accordingly, in the second quarter of 2020, we recognized a pre-tax dilution loss of $246 million ($184 million after-tax) primarily representing the difference between our proportionate share of the IPO proceeds and the dilution effect on our investment’s carrying value. Effective with the second quarter of 2020, we recognized our proportionate share of net income or loss based on our reduced equity interest in Change Healthcare JV, adjusted for the effect of basis differences and other items as applicable. This amount was included within equity earnings and charges from investment in Change Healthcare joint venture in our condensed consolidated statements of operations.

Since the completion of its IPO in July 2019, the fair value from the trading prices of Change Healthcare Inc.’s public common stock has been below the corresponding carrying value of our investment in Change Healthcare JV, triggering an other-than-temporary impairment (“OTTI”) evaluation. As of September 30, 2019, we expect to exit our investment in Change Healthcare JV within the next six to twelve months. In light of our planned exit and the corresponding publicly-traded share price of Change Healthcare Inc., we concluded an OTTI has occurred during our second quarter of 2020 and recorded a pre-tax impairment charge of $1,157 million ($864 million after-tax), representing the difference between the carrying value of our investment and the fair value derived from the corresponding closing price of Change Healthcare Inc.’s common stock at September 30, 2019. This charge was included within equity earnings and charges from investment in Change Healthcare joint venture in our condensed consolidated statements of operations.
We recorded our proportionate share of loss from investment in Change Healthcare JV of $51 million and $47 million for the second quarter and first six months of 2020, and $56 million and $112 million for the second quarter and first six months of 2019. Our proportionate share of income or loss from this investment includes integration expenses incurred by Change Healthcare JV and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible assets. These amounts were included within equity earnings and charges from investment in Change Healthcare joint venture in our condensed consolidated statements of operations.
At September 30, 2019 and March 31, 2019, our carrying value of this investment was $2,167 million and $3,513 million. Our carrying value included equity method intangible assets and goodwill which caused our investment basis to exceed our proportionate share of the Change Healthcare JV’s book value of net assets by approximately $2,090 million and $4,158 million at September 30, 2019 and March 31, 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Related Party Transactions
In connection with the formation of Change Healthcare JV, McKesson, Change Healthcare JV and certain shareholders of Change Healthcare Inc. entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other agreements. Fees incurred or earned from Advisory Agreement were not material during the second quarters and first six months of 2020 and 2019. Fees incurred or earned from TSA were not material for the second quarter and first six months of 2020 and $26 million and $36 million for the second quarter and first six months of 2019. During the second quarter of 2019, we renegotiated the terms of the TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability. In exchange for the shareholders of Change Healthcare Inc. agreeing to extinguish the liability, we agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from Change Healthcare JV that would otherwise have been required to be made to the shareholders of Change Healthcare Inc. As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses in the accompanying condensed consolidated statement of operations.  At September 30, 2019 and March 31, 2019, we had no outstanding payable balance to the shareholders of Change Healthcare Inc. under the TRA.

Revenues recognized and expenses incurred under these agreements with Change Healthcare JV were not material during the second quarters and first six months of 2020 and 2019. At September 30, 2019 and March 31, 2019, receivables due from the Change Healthcare JV were not material.
Under the agreement executed in the second quarter of 2019 between Change Healthcare JV, McKesson, Change Healthcare Inc., and certain subsidiaries of Change Healthcare JV, McKesson has the ability to adjust the manner in which certain depreciation or amortization deductions are allocated among Change Healthcare Inc. and McKesson. McKesson currently intends to exercise its right under the agreement and allocate certain depreciation and amortization deductions to Change Healthcare Inc. for the tax year ended March 31, 2019. These allocated depreciation and amortization deductions are not expected to have a material effect on our condensed consolidated financial statements.
Concurrent with the IPO, Change Healthcare Inc. appointed two of our current executive officers and our former chief executive officer to its Board of Directors. These appointments had no impact on the equity method of accounting we apply to our investment in Change Healthcare JV. There were no material transactions with Change Healthcare Inc.

3.	Restructuring, Impairment and Related Charges
We recorded pre-tax restructuring, impairment and related charges of $45 million ($35 million after-tax) and $68 million ($52 million after-tax) during the second quarter and first six months of 2020, and $82 million ($67 million after-tax) and $178 million ($152 million after-tax) during the second quarter and first six months of 2019. These charges are included under the caption, “Restructuring, Impairment and Related Charges” within operating expenses in the accompanying condensed consolidated statements of operations.
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
As part of the growth initiative, we committed to implement certain actions including a reduction in workforce, facility consolidation and store closures. This set of the initiatives will be substantially completed by the end of 2020. We recorded restructuring, impairment and related charges of $3 million (pre-tax and after-tax) and $7 million ($6 million after-tax) during the second quarter and first six months of 2020. We expect to record total pre-tax charges of approximately $140 million to $180 million, of which $142 million of pre-tax charges were recorded to date. The charges primarily represent employee severance, exit-related costs and asset impairment charges. Estimated remaining charges primarily consist of exit-related costs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration and cost competitiveness. We anticipate that the relocation will be completed by January 2021. As a result, we recorded pre-tax charges of $12 million ($9 million after-tax) and $20 million ($15 million after-tax) during the second quarter and first six months of 2020, primarily representing employee retention expenses, asset impairments and accelerated depreciation. We expect to record total pre-tax charges of approximately $80 million to $130 million, of which $53 million of pre-tax charges were recorded to date. Estimated remaining charges primarily consist of lease and other exit-related costs, and employee-related expenses, including retention.

During the fourth quarter of 2019, the Company committed to additional programs to continue our operating model and cost optimization efforts. We continue to implement centralization of certain functions and outsourcing through the expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of our business operations and related headcount reductions as well as the further closures of retail pharmacy stores in Europe and closure of other facilities. We anticipate these additional programs will be substantially completed by the end of 2021. We recorded pre-tax charges of $28 million ($22 million after-tax) and $39 million ($30 million after-tax) during the second quarter and first six months of 2020, primarily representing project consulting fees. We expect to incur total pre-tax charges of approximately $300 million to $350 million for these programs, of which $202 million of pre-tax charges were recorded to date. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.

Restructuring, impairment and related charges for our fiscal 2019 initiatives during the second quarter and first six months of 2020 consisted of the following:

	Quarter Ended September 30, 2019
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$2	$3	$1	$1	$10	$17
Exit and other-related costs (1)	—	4	2	—	13	19
Asset impairments and accelerated depreciation	—	3	—	—	4	7
Total	$2	$10	$3	$1	$27	$43

	Six Months Ended September 30, 2019
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$1	$2	$1	$1	$16	$21
Exit and other-related costs (1)	—	5	4	1	23	33
Asset impairments and accelerated depreciation	—	6	1	—	5	12
Total	$1	$13	$6	$2	$44	$66

(1)	Exit and other-related costs primarily include project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Restructuring, impairment and related charges for our fiscal 2019 initiatives during the second quarter and first six months of 2019 consisted of the following:

	Quarter Ended September 30, 2018
(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$—	$—	$6	$4	$10
Exit and other-related costs (1)	5	5	35	18	63
Asset impairments and accelerated depreciation	—	1	1	—	2
Total	$5	$6	$42	$22	$75

	Six Months Ended September 30, 2018
(In millions)	U.S. Pharmaceutical and Specialty Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$3	$10	$7	$4	$24
Exit and other-related costs (1)	6	7	56	29	98
Asset impairments and accelerated depreciation	4	1	17	—	22
Total	$13	$18	$80	$33	$144

(1)	Exit and other-related costs primarily include lease exit costs associated with closures of retail pharmacy stores within our Canadian business as well as project consulting fees.
The following table summarizes the activity related to the restructuring liabilities associated with our fiscal 2019 initiatives for the first six months of 2020:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Balance, March 31, 2019 (1)	$31	$38	$15	$29	$37	$150
Restructuring, impairment and related charges	1	13	6	2	44	66
Non-cash charges	—	(6)	(1)	—	(5)	(12)
Cash payments	(3)	(10)	(1)	(14)	(22)	(50)
Other	—	(1)	—	(7)	(5)	(13)
Balance, September 30, 2019 (2)	$29	$34	$19	$10	$49	$141

(1)	As of March 31, 2019, the total reserve balance was $150 million of which $117 million was recorded in other accrued liabilities and $33 million was recorded in other noncurrent liabilities.

(2)	As of September 30, 2019, the total reserve balance was $141 million of which $119 million was recorded in other accrued liabilities and $22 million was recorded in other noncurrent liabilities.

Other Plans

There were no material restructuring, impairment and related charges for other plans recorded during the second quarters and first six months of 2020 and 2019. The restructuring liabilities for other plans as of September 30, 2019 and March 31, 2019 were $48 million and $87 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
Prior to implementing the new segment reporting structure in the first quarter of 2019, our European operations were considered a single reporting unit. Following the change in reportable segments, our European Pharmaceutical Solutions segment was split into two distinct reporting units, Retail Pharmacy and Pharmaceutical Distribution (formerly known as “Consumer Solutions” and “Pharmacy Solutions”) for purposes of goodwill impairment testing. As a result, we were required to perform a goodwill impairment test for these two new reporting units upon the change in reportable segments. Consequently, we recorded a non-cash goodwill impairment charge of $238 million (pre-tax and after-tax) in the first quarter of 2019 primarily because the estimated fair value of the Pharmaceutical Distribution reporting unit was determined to be lower than its reassigned carrying value.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the first quarter of 2020. As of June 30, 2019, the final amounts of fair value recognized for the assets acquired and liabilities assumed as of the acquisition date, excluding goodwill and intangibles, were $239 million and $169 million. Approximately $388 million of the final purchase price allocation was assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $326 million primarily representing customer relationships with a weighted average life of eighteen years.

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
Pursuant to the agreement, McKesson paid additional contingent consideration of $69 million and $68 million for each of May 2019 and 2018. As of September 30, 2019 and March 31, 2019, the related liability was nil and $69 million.
2017 Acquisition
Rexall Health
In the third quarter of 2017, we completed our acquisition of Rexall Health which operated approximately 400 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (approximately $2.1 billion) was funded from cash on hand. On May 23, 2018, as a result of resolving certain indemnity and other claims related to this acquisition, $125 million Canadian dollars (approximately $97 million) was released to us from an escrow account. The receipt of this cash was recorded as a settlement gain within operating expenses in our condensed consolidated statement of operations in the first six months of 2019.
Other Acquisitions
During the second quarters and first six months of 2020 and 2019, we also completed several other small acquisitions within our operating segments. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes.

6.	Income Taxes
During the second quarters of 2020 and 2019, we recorded income tax benefit of $294 million and expense of $35 million related to continuing operations. During the first six months of 2020 and 2019, we recorded income tax benefit of $158 million and expense of $122 million related to continuing operations. During the second quarter of 2020, no tax benefit was recognized for an agreement reached in principle with certain counties in the State of Ohio. Refer to Financial Note 15, “Commitments and Contingent Liabilities,” for more information. Upon finalization of the settlement agreement, the Company will evaluate the tax deductibility of the expected payment. During the first six months of 2019, no tax benefits were recognized for the pre-tax goodwill impairment charges of $570 million related to our European Pharmaceutical Solutions segment given that these charges are not deductible for income tax purposes. Fluctuations in our reported income tax rates are primarily due to the prior year impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized in the quarters.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
As of September 30, 2019, we had $985 million of unrecognized tax benefits, of which $812 million would reduce income tax expense and the effective tax rate, if recognized. During the second quarter of 2020, the Company signed a settlement agreement with the state of California regarding an outstanding refund claim. We recognized a net discrete tax benefit of $28 million and a $91 million decrease in our unrecognized tax benefits associated with the settlement of this matter. During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by as much as approximately $60 million due to settlements of tax examinations and statue of limitations expirations based on the information currently available. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
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

7.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests

Our redeemable noncontrolling interests primarily relate to our consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, we recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million and $22 million during the second quarter and first six months of 2020 and $11 million and $23 million during the second quarter and first six months of 2019. All amounts were recorded within net income attributable to noncontrolling interests in our condensed consolidated statements of operations and the corresponding liability balance was recorded within other accrued liabilities on our condensed consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the second quarters and first six months of 2020 and 2019, there were no material exercises of the Put Right. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted each period for exchange rate fluctuations. At September 30, 2019 and March 31, 2019, the carrying value of redeemable noncontrolling interests of $1.38 billion and $1.39 billion exceeded the maximum redemption value of $1.20 billion and $1.23 billion. At September 30, 2019 and March 31, 2019, we owned approximately 77% of McKesson Europe’s outstanding common shares.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in our consolidated entities primarily related to ClarusONE and Vantage Oncology Holdings, LLC, which were $210 million and $193 million at September 30, 2019 and March 31, 2019 on our condensed consolidated balance sheets. We allocated a total of $42 million and $85 million of net income to noncontrolling interests during the second quarter and first six months of 2020 and $43 million and $89 million during the second quarter and first six months of 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests and noncontrolling interests for the second quarter and first six months of 2020 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, June 30, 2019	$194	$1,399
Net income attributable to noncontrolling interests	42	11
Other comprehensive loss	—	(18)
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(37)	—
Other	11	3
Balance, September 30, 2019	$210	$1,384

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2019	$193	$1,393
Net income attributable to noncontrolling interests	85	22
Other comprehensive loss	—	(12)
Reclassification of recurring compensation to other accrued liabilities	—	(22)
Payments to noncontrolling interests	(76)	—
Other	8	3
Balance, September 30, 2019	$210	$1,384
Changes in redeemable noncontrolling interests and noncontrolling interests for the second quarter and first six months of 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, June 30, 2018	$240	$1,422
Net income attributable to noncontrolling interests	43	11
Other comprehensive loss	—	(7)
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(42)	—
Other	(33)	—
Balance, September 30, 2018	$208	$1,415

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	89	23
Other comprehensive loss	—	(44)
Reclassification of recurring compensation to other accrued liabilities	—	(23)
Payments to noncontrolling interests	(106)	—
Other	(28)	—
Balance, September 30, 2018	$208	$1,415

8.	Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similarly to basic earnings per common share except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted loss per common share for the second quarter and first six months of 2020 was calculated by excluding potentially dilutive securities from the denominator of the share computation due to their anti-dilutive effects.
The computations for basic and diluted earnings or loss per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Income (Loss) from continuing operations	$(676)	$552	$(193)	$471
Net income attributable to noncontrolling interests	(53)	(54)	(107)	(112)
Income (Loss) from continuing operations attributable to McKesson	(729)	498	(300)	359
Income (Loss) from discontinued operations, net of tax	(1)	1	(7)	2
Net income (loss) attributable to McKesson	$(730)	$499	$(307)	$361

Weighted average common shares outstanding:
Basic	183	198	185	200
Effect of dilutive securities:
Restricted stock units	—	1	—	1
Diluted	183	199	185	201

Earnings (Loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$(3.99)	$2.51	$(1.62)	$1.79
Discontinued operations	—	—	(0.03)	0.01
Total	$(3.99)	$2.51	$(1.65)	$1.80
Basic
Continuing operations	$(3.99)	$2.52	$(1.62)	$1.80
Discontinued operations	—	—	(0.03)	0.01
Total	$(3.99)	$2.52	$(1.65)	$1.81

(1)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately $2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the second quarter and first six months of 2019, as they were anti-dilutive.

9.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2019	$4,078	$—	$2,451	$2,829	$9,358
Goodwill acquired	—	54	—	—	54
Acquisition accounting, transfers and other adjustments	—	4	7	—	11
Foreign currency translation adjustments, net	(18)	(1)	—	4	(15)
Balance, September 30, 2019	$4,060	$57	$2,458	$2,833	$9,408

Information regarding intangible assets is as follows:

	September 30, 2019				March 31, 2019
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$3,787	$(1,913)	$1,874	$3,818	$(1,801)	$2,017
Service agreements	11	1,019	(461)	558	1,017	(430)	587
Pharmacy licenses	25	530	(208)	322	513	(209)	304
Trademarks and trade names	13	852	(251)	601	887	(232)	655
Technology	4	178	(108)	70	141	(94)	47
Other	5	275	(211)	64	288	(209)	79
Total		$6,641	$(3,152)	$3,489	$6,664	$(2,975)	$3,689

Amortization expense of intangible assets was $118 million and $230 million for the second quarter and first six months of 2020 and $121 million and $243 million for the second quarter and first six months of 2019. Estimated amortization expense of these assets is as follows: $232 million, $438 million, $358 million, $261 million and $245 million for the remainder of 2020 and each of the succeeding years through 2024 and $1,955 million thereafter. All intangible assets were subject to amortization as of September 30, 2019 and March 31, 2019.

10.	Debt and Financing Activities
Long-Term Debt
Our long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At September 30, 2019 and March 31, 2019, $7,644 million and $7,595 million of total debt were outstanding, of which $302 million and $330 million were included under the caption “Current portion of long-term debt” within our condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revolving Credit Facilities
During the second quarter of 2020, we entered into a syndicated $4 billion five-year senior unsecured credit facility (the “2020 Credit Facility”), which has a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euro. The 2020 Credit Facility matures in September 2024. The remaining terms and conditions of the 2020 Credit Facility are substantially similar to those previously in place under the $3.5 billion revolving credit facility which was terminated in September 2019. There were no borrowings under this facility during the second quarter of 2020 and no amounts outstanding under this facility as of September 30, 2019.

Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65%. If we do not comply with the covenant, our ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At September 30, 2019, we were in compliance with the covenant.

We had a syndicated $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which was scheduled to mature in October 2020. The Global Facility was terminated in connection with the execution of the $4 billion 2020 Credit Facility, as discussed above. There were no borrowings under this facility during the second quarters and first six months of 2020 and 2019, and no amounts outstanding as of September 30, 2019 and March 31, 2019.

We also maintain bilateral credit facilities primarily denominated in Euro with a committed amount of $8 million and an uncommitted amount of $188 million as of September 30, 2019. Borrowings and repayments were not material during the second quarters and first six months of 2020 and 2019 and amounts outstanding under these credit lines were not material as of September 30, 2019 and March 31, 2019.
Commercial Paper
We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4 billion in outstanding commercial paper notes. During the first six months of 2020 and 2019, we borrowed $8.7 billion and $19.7 billion and repaid $8.1 billion and $18.3 billion under the program. At September 30, 2019 there were $549 million commercial paper notes outstanding with a weighted average interest rate of 2.42%. At March 31, 2019, there were no commercial paper notes outstanding.

11.	Leases

Lessee
We lease facilities and equipment primarily under operating leases. We recognize lease expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Remaining terms for facility leases generally range from one to fifteen years, while remaining terms for equipment leases generally range from one to five years. Most real property leases contain renewal options (typically for five-year increments). Generally, the renewal option periods are not included within the lease term as we are not reasonably certain to exercise that right at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

ROU assets and operating lease liabilities are recognized at the lease commencement date. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized based on the present value of the future lease payments over the lease term discounted at our incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of our leases. We estimate the discount rate as our incremental borrowing rate based on qualitative factors including Company-specific credit rating, lease term, general economic and the interest rate environment. For existing leases that commenced prior to the adoption of the amended leasing guidance, we determined the discount rate on April 1, 2019 using the full lease term. Operating lease liabilities are recorded under the caption, “Current portion of operating lease liabilities” and “Long-Term Operating Lease Liabilities” and the corresponding lease assets are recorded under the caption, “Operating Lease Right-of-Use Assets,” in our condensed consolidated balance sheet. Finance lease assets are included within property, plant and equipment, net and finance lease liabilities are included within current portion of long-term debt and long-term debt in our condensed consolidated balance sheet.
Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	September 30, 2019
Operating leases
Operating Lease Right-of-Use Assets	$2,002

Current portion of operating lease liabilities	$362
Long-Term Operating Lease Liabilities	1,763
Total operating lease liabilities	$2,125

Finance Leases
Property, Plant and Equipment, net	$154

Current portion of long-term debt	$11
Long-Term Debt	145
Total finance lease liabilities	$156

Weighted Average Remaining Lease Term (Years)
Operating leases	8.1
Finance leases	12.2

Weighted Average Discount Rate
Operating leases	3.10%
Finance leases	3.89%

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The components of lease cost were as follows:

	Quarter Ended September 30,	Six Months Ended September 30,
(In millions)	2019	2019
Short-term lease cost	$7	$15
Operating lease cost	113	228

Finance lease cost:
Amortization of right-of-use assets	3	5
Interest on lease liabilities	1	2
Total finance lease cost	4	7

Variable lease cost (1)	31	62
Sublease income	(6)	(14)
Total lease cost (2)	$149	$298

(1)	These amounts include payments for maintenance, taxes, payments affected by the consumer price index and other similar metrics and payments contingent on usage.

(2)	These amounts were primarily recorded within operating expenses in the accompanying condensed consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

Six Months Ended September 30,
(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(189)
Operating cash flows from finance leases	(2)
Financing cash flows from finance leases	(12)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$2,331
Finance leases	151
(1) These amounts include the transition adjustment for the adoption of the amended leasing guidance discussed in Financial Note 1, “Significant Accounting Policies.”

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Maturities of lease liabilities as of September 30, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
The remainder of 2020	$206	$8	$214
2021	418	17	435
2022	355	17	372
2023	296	16	312
2024	242	15	257
Thereafter	901	125	1,026
Total lease payments (1)	$2,418	$198	$2,616
Less imputed interest	(293)	(42)	(335)
Present value of lease liabilities	$2,125	$156	$2,281

(1)	Total lease payments have not been reduced by minimum sublease income of $170 million due under future noncancelable subleases.
As of September 30, 2019, we entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $170 million that are not reflected in the table above. These operating leases will commence between 2020 and 2024 with noncancelable lease terms of 5 to 15 years.
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
Lessor

We lease primarily certain owned equipment to the physician practices that are classified as direct financing or sales-type leases. As of September 30, 2019, the total lease receivable was $270 million with a weighted average remaining lease term of approximately seven years. Interest income from these leases recorded was not material during the second quarter and first six months of 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

12.	Pension Benefits
The net periodic expense for our defined benefit pension plans was $111 million and $135 million for the second quarter and first six months of 2020 and $9 million and $14 million for the second quarter and first six months of 2019.

Cash contributions to these plans were $7 million and $13 million for the second quarter and first six months of 2020 and $43 million and $47 million for the second quarter and first six months of 2019. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods and expected life expectancy.

On May 23, 2018, the Company’s Board of Directors approved the termination of our frozen U.S. defined benefit pension plan (“Plan”). During the first quarter of 2020, we offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from plan assets to these participants in June 2019. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement charge of $17 million ($12 million after-tax) was recorded during the first quarter of 2020. During the second quarter of 2020, we transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts for approximately $280 million which was fully funded directly by plan assets. The third-party insurance provider will assume the obligation to pay future pension benefits and provide administrative services commencing on November 1, 2019. As a result, the remaining previously recorded unrecognized losses in accumulated other comprehensive loss for this Plan were recognized as expense and a pre-tax settlement charge of approximately $105 million ($78 million after-tax) were recorded within other income (expense), net, in our condensed consolidated statements of operations during the second quarter of 2020. As of March 31, 2019, this Plan had an accumulated other comprehensive loss of approximately $121 million.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Non-Derivative Instruments Designated as Hedges
At September 30, 2019 and March 31, 2019, we had €1.95 billion Euro-denominated notes designated as non-derivative net investment hedges. At March 31, 2019, we also had £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges. Theses hedges are utilized to hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within accumulated other comprehensive loss in the condensed consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. On September 30, 2019, we de-designated our £450 million British pounding sterling-denominated notes prospectively from net investment hedges as the hedging relationship ceased to be effective. Gains or losses from net investment hedges recorded within other comprehensive income were gains of $91 million and $67 million during the second quarter and first six months of 2020 and gains of $23 million and $184 million during the second quarter and first six months of 2019. Ineffectiveness on our non-derivative net investment hedges during the second quarter and first six months of 2020 resulted in gains of $20 million and $30 million which were recorded in earnings within other income (expense), net. There was no ineffectiveness in our non-derivative net investment hedges during the second quarter and first six months of 2019.
Derivatives Designated as Hedges
On September 30, 2019, we entered into a number of cross-currency swaps designated as fair value hedges with total notional amounts of £450 million British pound sterling. Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread. These swaps are utilized to hedge the changes in the fair value of the underlying £450 million British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives designated as fair value hedges and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains or losses from these fair value hedges recorded in earnings were not material during the second quarter and first six months of 2020. The swaps will mature in February 2023.

At September 30, 2019 and March 31, 2019, we had cross-currency swaps designated as net investment hedges with total gross notional amounts of $1,499 million Canadian dollars. At March 31, 2019, we also had cross-currency swaps designated as net investment hedges with total gross notional amounts of £932 million British pound sterling.

Under the terms of the cross-currency swap contracts, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of our net investments denominated in British pound sterling and Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded within accumulated other comprehensive loss in the condensed consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on our net investments denominated in British pound sterling and Canadian dollars. To the extent foreign currency denominated notes designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. Gains or losses from these net investment hedges recorded within other comprehensive income were gains of $20 million and $9 million during the second quarter and first six months of 2020 and gains of $5 million and $39 million during the second quarter and first six months of 2019. During the first quarter of 2020, we terminated cross-currency swaps with total gross notional amounts of £932 million British pound sterling due to ineffectiveness in our hedges within our British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in our U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million for the first six months of 2020, recorded in earnings within other income (expense), net. There was no ineffectiveness in our hedges for the second quarter and first six months of 2019. The remaining cross-currency swaps will mature between November 2020 and November 2024.
At September 30, 2019 and March 31, 2019, we had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional amounts of $81 million, which were designated as cash flow hedges. The remaining contract will mature in March 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

From time to time, we also enter into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At September 30, 2019 and March 31, 2019, we had cross-currency swaps with total gross notional amounts of approximately $2,908 million, which are designated as cash flow hedges. These swaps will mature between April 2020 and January 2024.

For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded within accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses from cash flow hedges recorded within other comprehensive income were gains of $17 million and $35 million during the second quarter and first six months of 2020 and not material during the second quarter and first six months of 2019. Gains or losses reclassified from accumulated other comprehensive income and recorded in operating expenses in the condensed consolidated statements of operations were not material in the second quarters and first six months of 2020 and 2019. There was no ineffectiveness in our cash flow hedges for the second quarters and first six months of 2020 and 2019.

Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.
We have a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At September 30, 2019 and March 31, 2019, the total gross notional amounts of these contracts were $44 million and $28 million. These contracts will mature through October 2020 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly in earnings within operating expenses. Changes in the fair values were not material in the second quarters and first six months of 2020 and 2019. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
During the second quarter and first six months of 2020, we also entered a number of forward contracts to offset a portion of the earnings impacts from the ineffectiveness of net investment hedges discussed above. These contracts matured in September 2019 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly in earnings. During the second quarter and first six months of 2020, losses of $20 million and $39 million were recorded in earnings within other income (expense), net.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	September 30, 2019			March 31, 2019
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$17	$—	$81	$17	$—	$81
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	49	12	355	—	18	—
Cross-currency swaps (non-current)	Other Noncurrent Assets/Liabilities	68	5	4,237	91	33	5,283
Total		$134	$17		$108	$51
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$21	$—	$—	$14
Foreign exchange contracts (current)	Other accrued liabilities	—	—	23	—	—	14
Total		$—	$—		$—	$—

Refer to Financial Note 14, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

14.	Fair Value Measurements
At September 30, 2019 and March 31, 2019, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of our commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.
Our long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.6 billion and $8.3 billion at September 30, 2019, and $7.6 billion and $7.9 billion at March 31, 2019. The estimated fair value of our long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2019 and March 31, 2019 included investments in money market funds of $199 million and $1,205 million, which are reported at fair value. The fair value of money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our foreign currency forward contracts were determined using observable inputs from available market information. Fair values of our cross-currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 13, “Hedging Activities,” for fair value and other information on our foreign currency derivatives including foreign currency forward contracts and cross-currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the second quarters and first six months of 2020 and 2019.
Assets Measured at Fair Value on a Nonrecurring Basis
At September 30, 2019, assets measured at fair value on a nonrecurring basis consisted of our investment in Change Healthcare JV. Since the completion of its IPO in July 2019, the fair value from the trading prices of Change Healthcare Inc.’s public common stock has been below the corresponding carrying value of our investment in Change Healthcare JV, triggering an OTTI evaluation. As a result, for the second quarter of 2020, we concluded an OTTI has occurred and recorded a pre-tax impairment charge of $1,157 million ($864 million after-tax) associated with our investment in Change Healthcare JV which is considered a Level 2 fair value measurement. Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” for more information.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2019 and March 31, 2019.

15.	Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in our business, we are subject to a variety of claims and legal proceedings incidental to the normal conduct of our business, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 24 to our 2019 Annual Report on Form 10-K as it was updated by Financial Note 15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If we are unsuccessful in defending, or if we determine to settle, any of these matters, we may be required to pay substantial sums, be subject to injunction and/or be forced to change how we operate our business, which could have a material adverse impact on our financial position or results of operations.

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
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company is a defendant in many cases asserting claims related to distribution of controlled substances. We are named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail pharmacy chains. The plaintiffs in these actions include state attorneys general, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. These actions have been filed in state and federal courts throughout the United States, and in Puerto Rico and Canada. They seek monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes.
Since December 5, 2017, nearly all such cases pending in federal district courts have been transferred for consolidated pre-trial proceedings to a multi-district litigation (“MDL”) in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. At present, there are approximately 2,300 cases under the jurisdiction of the MDL court. In the suits filed against the Company by Cuyahoga County, Ohio in October 2017 and Summit County, Ohio in December 2017, the parties reached an agreement in principle on October 21, 2019 to settle all claims against the Company.  County of Cuyahoga v. Purdue Pharma L.P., et al., Case No. 1:17-op-45004-DAP (N.D. Ohio); County of Summit, Ohio et al. v. Purdue Pharma L.P., et. al., Case No. 1:18-op-45090-DAP (N.D. Ohio).  The Company does not admit liability and expressly denies wrongdoing. As a result, the Company recorded a pre-tax charge of $82 million related to two Ohio counties within operating expenses for the second quarter of 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We are a party to discussions with the objective of achieving broad resolution of the remaining claims. Because of the large number of parties involved, together with the novelty and complexity of the issues, for which there may be different considerations among the parties, we cannot predict the successful resolution through a negotiated settlement. We believe we have valid defenses to the litigation and claims pending against us, and therefore if we are not able to achieve broad resolution, we will vigorously defend against all such claims. At this time, a loss associated with these claims, whether through settlement or litigation, is not probable and a reasonably possible range of loss is not estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
The Company is also named in approximately 370 similar state court cases pending in 37 states plus Puerto Rico. These include actions filed by nineteen state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits and putative class action lawsuits brought on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state cases.
On April 3, 2017, Eli Inzlicht, a purported shareholder, filed a shareholder derivative complaint in the United States District Court for the Northern District of California against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the Drug Enforcement Administration (“DEA”) and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking restitution and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, Inzlicht v. McKesson Corporation, et.al., No. 5:17-cv-01850. On July 26, 2017, Vladimir Gusinsky, as trustee for the Vladimir Gusinsky Living Trust, a purported shareholder, filed a shareholder derivative complaint in the same court based on similar allegations, Vladimir Gusinsky, as Trustee for the Vladimir Gusinsky Living Trust v. McKesson Corporation, et.al., No. 5:17-cv-4248.  On October 9, 2017, the court consolidated the two matters, In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850.
On October 17, 2017, Chaile Steinberg, a purported shareholder, filed a shareholder derivative complaint in the Delaware Court of Chancery against certain officers and directors of the Company and the Company as a nominal defendant, alleging violations of fiduciary duties relating to the Company’s previously disclosed agreement with the DEA and the Department of Justice and various United States Attorneys’ offices to settle all potential administrative and civil claims relating to investigations about the Company’s suspicious order reporting practices for controlled substances, and seeking damages and disgorgement of all profits, benefits and other compensation obtained by the defendants from the Company and attorneys’ fees, Steinberg v. McKesson Corporation, et.al., No. 2017-0736. Three similar suits were thereafter filed by purported shareholders in the Court of Chancery of the State of Delaware, including Police & Fire Ret. Sys. of the City of Detroit v. McKesson Corporation, et al., No. 2017-0803, Amalgamated Bank v. McKesson Corporation, et al., No. 2017-0881, and Greene v. McKesson Corporation, et al., No. 2018-0042. The court ordered that all four actions be consolidated. The consolidated matter is captioned In re McKesson Corporation Stockholder Derivative Litigation, No. 2017-0736.
Subject to definitive documentation and court approval, the parties reached an agreement in principle to resolve the shareholder derivative lawsuits. The settlement does not include any admission of liability, and McKesson expressly denies wrongdoing.
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that the Company violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On July 16, 2015, plaintiffs filed a motion for class certification and on August 22, 2016, the court denied this motion, based, in part, on the grounds that identifying solicited faxes would require individualized inquiries as to consent. On August 13, 2019, the court denied defendants’ motion for summary judgment on the issue of whether the provision of fax numbers through product registration and the End User License Agreement constituted prior express invitation or permission to receive the disputed faxes. Also on August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. The court has set a trial date of August 30, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On December 30, 2017, four investment funds, which had allegedly entered into swap transactions regarding shares in Celesio AG that would have enabled them to decide whether to accept McKesson Europe Holdings’s (formerly known as “Dragonfly GmbH & Co KGaA”) takeover offer in its acquisition of Celesio AG, filed a complaint, Davidson Kempner International (BVI) Ltd. et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No.16 O 475/17, claiming that the public tender offer document published by McKesson Europe incorrectly stated that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under the German Takeover Offer Ordinance. On March 15, 2019, the lower court dismissed the case. Plaintiffs appealed this ruling and, on October 9, 2019, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of this matter.

On March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads), was served with a qui tam complaint filed in July 2017 in the United States District Court for the Southern District of Illinois by a relator against RxC Acquisition Company, among others, alleging that UCB, Inc., provided illegal “kickbacks” to providers, including nurse educator services and reimbursement assistance services provided through RxC Acquisition Company, in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZNHCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The complaint seeks treble damages, civil penalties, and further relief. The United States and the states named in the complaint have declined to intervene in the suit. On December 17, 2018, the United States filed a motion to dismiss the complaint in its entirety; this motion was denied on April 15, 2019. On June 7, 2019, the court denied the United States’ motion for reconsideration. On July 8, 2019, the United States appealed to the United States Court of Appeals for the Seventh Circuit seeking interlocutory review of the denial of its motion for reconsideration of the denial of the motion to dismiss the complaint. On September 3, 2019, the United States District Court for the Southern District of Illinois stayed the district court proceedings pending the appeal. The court has set a trial date of April 5, 2021.

On January 24, 2019, the Company was served with a qui tam complaint that had previously been unsealed in the United States District Court for the Eastern District of Texas, alleging that the Company and its subsidiary, U.S. Oncology, Inc., among others, received payments for unnecessary medical services in violation of the False Claims Act and the Texas Medicaid Fraud Prevention Act. United States ex rel. Nguyen v. McKesson Corp., et al., No. 4:15-00814. Previously, the United States and Texas declined to intervene in the case. On October 7, 2019, the Court dismissed the case with no finding of any violation or liability of the Company or its affiliate.

On May 21, 2019, Jean E. Henry, a purported Company shareholder, filed a shareholder derivative complaint in the Superior Court of San Francisco, California against certain current and former officers and directors of the Company, and the Company as a nominal defendant, alleging violations of fiduciary duties and waste of corporate assets with respect to an alleged conspiracy to fix the prices of generic drugs, Henry v. Tyler, et al., CGC-19-576119. On May 23, 2019, the Company removed the case to the United States District Court for the Northern District of California, Case No. 19-cv-02869. On August 26, 2019, plaintiff filed an amended complaint, removing all claims except for an alleged breach of fiduciary duty by the named current and former officers and directors of the Company.

In October 2019, the Company’s subsidiary RelayHealth Corporation (“RelayHealth”) was served with three purported class action complaints filed in the United States District Court for the Northern District of Illinois by six pharmacies. The complaints allege that RelayHealth violated the Sherman Act by entering into an agreement with co-defendant Surescripts, LLC not to compete in the electronic prescription routing market, and by conspiring with Surescripts, LLC to monopolize that market, Powell Prescription Center, et al. v. Surescripts, LLC, et al., No. 1:19-cv-06627; Intergrated Pharmaceutical Solutions LLC v. Surescripts, LLC, et al., 1:19-cv-06778; Falconer Pharmacy, Inc. v. Surescripts LLC, et al., No. 1:19-cv-06627. The complaints seek treble damages and attorney fees and costs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

III. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. In April and June 2019, the United States Attorney’s Office for the Eastern District of New York served grand jury subpoenas seeking documents related to the Company’s anti-diversion policies and procedures and its distribution of Schedule II controlled substances. The Company believes the subpoenas are part of a broader investigation by that office into pharmaceutical manufacturers’ and distributors’ compliance with the Controlled Substances Act and related statutes. In July 2019, the Drug Enforcement Administration served an administrative inspection warrant on the Company’s distribution center in West Sacramento, California seeking information about the Company’s compliance with the Controlled Substances Act and related statutes.

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
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64. During the second quarter of 2020, we repurchased 5.2 million of the Company’s shares for $750 million through open market transactions at an average price per share of $144.28.
The total authorization outstanding for repurchases of the Company’s common stock was $2.0 billion at September 30, 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

 Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2019	2018	2019	2018
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax benefit of nil, nil, nil and nil (2) (3)	$(114)	$5	$(44)	$(268)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	(114)	5	(44)	(268)

Unrealized gains on net investment hedges arising during period, net of income tax expense of $29, $7, $20 and $58 (4)	82	21	56	165
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	82	21	56	165
Unrealized gains on cash flow hedges
Unrealized gains on cash flow hedges arising during period, net of income tax expense of $4, nil, $10 and nil	13	2	25	2
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	13	2	25	2
Changes in retirement-related benefit plans (5)
Net actuarial gain and prior service cost arising during the period, net of income tax benefit of $2, nil, $1 and nil	(9)	—	(3)	—
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of nil, $2, nil and $2 (6)	1	3	2	4
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	5	1	7	8
Reclassified to income statement, net of income tax expense of $27, nil, $32 and nil (7)	78	—	90	—
	75	4	96	12

Other comprehensive income (loss), net of tax	$56	$32	$133	$(89)

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of our foreign subsidiary, McKesson Europe, into the Company’s reporting currency, U.S. dollars, during the second quarters and first six months of 2020 and 2019.

(2)
During the second quarter and first six months of 2020, the net foreign currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2019 to September 30, 2019. During the first six months of 2019, the net foreign currency translation losses were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2018 to September 30, 2018.

(3)
The second quarter and first six months of 2020 includes net foreign currency translation losses of $19 million and $13 million and the second quarter and first six months of 2019 includes net foreign currency translation losses of $7 million and $46 million attributable to redeemable noncontrolling interests.

(4)
The second quarter and first six months of 2020 include foreign currency gains of $91 million and $67 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gain of $20 million and $9 million on the net investment hedges from the cross-currency swaps. The second quarter and first six months of 2019 include foreign currency gains of $23 million and $184 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gains of $5 million and $39 million on the net investment hedges from cross-currency swaps.

(5)
The second quarter and first six months of 2020 include net actuarial gains of $1 million and the second quarter and first six months of 2019 include net actuarial gains of nil and 2 million which are attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in our condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in our condensed consolidated statements of operations.

(7)
The second quarter and first six months of 2020 reflect a reclassification of losses upon the termination of the Plan from accumulated other comprehensive loss to other income (expense), net in our condensed consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component, for the second quarter and first six months of 2020 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(1,564)	$27	$(25)	$(216)	$(1,778)

Other comprehensive income (loss) before reclassifications	(114)	82	13	(4)	(23)
Amounts reclassified to earnings and other	—	—	—	79	79
Other comprehensive income (loss)	(114)	82	13	75	56
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(19)	—	—	1	(18)
Other comprehensive income (loss) attributable to McKesson	(95)	82	13	74	74
Balance at September 30, 2019	$(1,659)	$109	$(12)	$(142)	$(1,704)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(1,628)	$53	$(37)	$(237)	$(1,849)

Other comprehensive income (loss) before reclassifications	(44)	56	25	4	41
Amounts reclassified to earnings and other	—	—	—	92	92
Other comprehensive income (loss)	(44)	56	25	96	133
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(13)	—	—	1	(12)
Other comprehensive income (loss) attributable to McKesson	(31)	56	25	95	145
Balance at September 30, 2019	$(1,659)	$109	$(12)	$(142)	$(1,704)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component for the second quarter and first six months of 2019 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(1,492)	$(44)	$(61)	$(204)	$(1,801)

Other comprehensive income before reclassifications	5	21	2	1	29
Amounts reclassified to earnings and other	—	—	—	3	3
Other comprehensive income	5	21	2	4	32
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(7)	—	—	—	(7)
Other comprehensive income attributable to McKesson	12	21	2	4	39
Balance at September 30, 2018	$(1,480)	$(23)	$(59)	$(200)	$(1,762)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)

Other comprehensive income (loss) before reclassifications	(268)	165	2	8	(93)
Amounts reclassified to earnings and other	—	—	—	4	4
Other comprehensive income (loss)	(268)	165	2	12	(89)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(46)	—	—	2	(44)
Other comprehensive income (loss) attributable to McKesson	(222)	165	2	10	(45)
Balance at September 30, 2018	$(1,480)	$(23)	$(59)	$(200)	$(1,762)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

17.	Related Party Balances and Transactions
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
Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” for information regarding related party balances and transactions with Change Healthcare Inc.

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
Other primarily consists of the following:

•	McKesson Canada which distributes pharmaceutical and medical products and operates Rexall Health retail pharmacies;

•	McKesson Prescription Technology Solutions which provides innovative technologies that support retail pharmacies; and

•	Our investment in Change Healthcare JV

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2019	2018	2019	2018
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$45,979	$41,610	$90,144	$82,587
European Pharmaceutical Solutions (1)	6,598	6,639	13,308	13,574
Medical-Surgical Solutions (1)	2,056	1,948	3,959	3,651
Other	2,983	2,878	5,933	5,870
Total Revenues	$57,616	$53,075	$113,344	$105,682

Operating profit (loss) (2)
U.S. Pharmaceutical and Specialty Solutions (3)	$639	$610	$1,218	$1,153
European Pharmaceutical Solutions (4)	1	10	6	(550)
Medical-Surgical Solutions	129	105	254	198
Other (5) (6)	(1,311)	95	(1,170)	209
Total	(542)	820	308	1,010
Corporate Expenses, Net (7)	(364)	(167)	(539)	(290)
Interest Expense	(64)	(66)	(120)	(127)
Income (Loss) from Continuing Operations Before Income Taxes	$(970)	$587	$(351)	$593

Revenues, net by geographic area
United States	$48,292	$43,774	$94,614	$86,664
Foreign	9,324	9,301	18,730	19,018
Total Revenues	$57,616	$53,075	$113,344	$105,682

(1)
Revenues derived from services represent less than 1% of our U.S. Pharmaceutical and Specialty Solutions segment’s total revenues, less than 10% of our European Pharmaceutical Solutions segment’s total revenues and less than 2% of our Medical-Surgical Solutions segment’s total revenues.

(2)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for our operating segments.

(3)
Our U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for the second quarter and first six months of 2020 includes $33 million and $48 million, and for the second quarter and first six months of 2019 includes $22 million and $43 million pre-tax credits related to our last-in, first-out (“LIFO”) method of accounting for inventories. Operating profit for the first six months of 2019 also includes $35 million of cash receipts for our share of antitrust legal settlements.

(4)	European Pharmaceutical Solutions segment’s operating profit for the first six months of 2019 includes non-cash goodwill impairment charges of $570 million (pre-tax and after-tax).

(5)
Operating profit (loss) for Other for the second quarter and first six months of 2019 includes pre-tax restructuring, impairment and related charges of $42 million and $80 million primarily associated with the closure of retail pharmacy stores within our Canadian business. The first six months of 2019 include escrow settlement gain of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to our 2017 third quarter acquisition of Rexall Health.

(6)
Operating profit (loss) for Other for the second quarter and first six months of 2020 includes pre-tax impairment charge of $1,157 million and a pre-tax dilution loss of $246 million associated with our investment in Change Healthcare JV. Operating profit (loss) for Other for the second quarter and first six months of 2019 includes a pre-tax credit of $90 million representing the derecognition of the TRA liability payable to the shareholders of Change Healthcare Inc. Operating profit (loss) for Other also includes our proportionate share of loss from Change Healthcare JV of $51 million and $47 million for the second quarter and first six months of 2020 and $56 million and $112 million for the second quarter and first six months of 2019.

(7)
Corporate expenses, net, for the second quarter and first six months of 2020 include pre-tax settlement charges of $105 million and $122 million from the termination of our defined benefit pension plan and a settlement charge of $82 million (pre-tax and after-tax) related to opioid claims. The second quarter and first six months of 2020 includes $36 million and $72 million, and for the second quarter and first six months of 2019 includes $43 million and $59 million pre-tax charges of opioid-related costs, primarily litigation expenses.

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Quarter Ended September 30,				Six Months Ended September 30,
	2019	2018	Change		2019	2018	Change
Revenues	$57,616	$53,075	9%		$113,344	$105,682	7%

Gross Profit	$2,867	$2,804	2		$5,654	$5,583	1

Gross Profit Margin	4.98%	5.28%	(30)	bp	4.99%	5.28%	(29)	bp

Operating Expenses:
Operating Expenses	$(2,196)	$(2,033)	8%		$(4,326)	$(4,063)	6%
Goodwill Impairment Charges	—	—	—		—	(570)	(100)
Restructuring, Impairment and Related Charges	(45)	(82)	(45)		(68)	(178)	(62)
Total Operating Expenses	$(2,241)	$(2,115)	6%		$(4,394)	$(4,811)	(9)%

Operating Expenses as a Percentage of Revenues	3.89%	3.98%	(9)	bp	3.88%	4.55%	(67)	bp

Other Income (Expense), Net	$(78)	$20	(490)%		$(41)	$60	(168)%

Equity Earnings and Charges from Investment in Change Healthcare Joint Venture	(1,454)	(56)	NM		(1,450)	(112)	NM

Interest Expense	(64)	(66)	(3)		(120)	(127)	(6)

Income (Loss) from Continuing Operations Before Income Taxes	(970)	587	(265)		(351)	593	(159)
Income Tax Benefit (Expense)	294	(35)	(940)		158	(122)	(230)
Income (Loss) from Continuing Operations	(676)	552	(222)		(193)	471	(141)
Income (Loss) from Discontinued Operations, Net of Tax	(1)	1	(200)		(7)	2	(450)
Net Income (Loss)	(677)	553	(222)		(200)	473	(142)
Net Income Attributable to Noncontrolling Interests	(53)	(54)	(2)		(107)	(112)	(4)
Net Income (Loss) Attributable to McKesson Corporation	$(730)	$499	(246)%		$(307)	$361	(185)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$(3.99)	$2.51	(259)%		$(1.62)	$1.79	(191)%
Discontinued Operations	—	—	—		(0.03)	0.01	(400)
Total	$(3.99)	$2.51	(259)%		$(1.65)	$1.80	(192)%

Weighted Average Diluted Common Shares	183	199	(8)%		185	201	(8)%
bp - basis points
NM - not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues
Revenues increased in the second quarter and first half of 2020 compared to the same periods a year ago primarily due to market growth, including expanded business with existing customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross Profit
Gross profit increased in the second quarter and first half of 2020 primarily due to market growth, partially offset by unfavorable effects of foreign currency exchange fluctuations. Gross profit in the first half of 2020 was also favorably impacted by an acquisition. Gross profit margin decreased in 2020 due to our mix of businesses.
Additionally, gross profit in the second quarter and first half of 2020 was favorably affected by higher last-in, first-out (“LIFO”) credits, and gross profit in the first half of 2019 included $35 million of net cash proceeds representing our share of antitrust legal settlements.
LIFO inventory credits were $33 million and $22 million in the second quarters of 2020 and 2019 and $48 million and $43 million in the first half of 2020 and 2019. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of annual LIFO credit which are impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Operating Expenses
Operating expenses increased for the second quarter of 2020 and decreased for the first half of 2020 compared to the same periods a year ago. Operating expenses as a percentage of revenues decreased for the second quarter and first half of 2020 compared to the same periods a year ago. Operating expenses included the following significant items:

•
2019 first quarter goodwill impairment charges of $570 million (pre-tax and after-tax) for our European Pharmaceutical Solutions segment. Refer to Financial Note 4, “Goodwill Impairment Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for more information;

•	2019 first quarter gain from an escrow settlement of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health;

•	2019 second quarter pre-tax credit of $90 million related to the derecognition of a payable to the shareholders of Change Healthcare, Inc.;

•
2020 second quarter charge of $82 million (pre-tax and after-tax) in connection with an agreement reached in principle to settle all opioid-related claims filed by two Ohio counties, as further discussed below;

•
Opioid-related pre-tax expenses of $36 million and $34 million in the second quarters of 2020 and 2019, and $72 million and $76 million in the first half of 2020 and 2019, primarily related to litigation expenses; and

•	Lower restructuring, impairment and related charges and favorable effects of foreign currency exchange fluctuations for the second quarter and first half of 2020

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Opioid-Related Litigation and Claims
The Company is a defendant in over 2,500 cases asserting claims related to distribution of controlled substances (opioids). Nearly all such cases pending in federal district courts were transferred to a multi-district litigation (“MDL”) in the United States District Court for the Northern District of Ohio, while other cases are proceeding in state and other courts. We regularly are named as a defendant in similar, new cases. We are a party to discussions with the objective of achieving broad resolution of the remaining claims. Because of the large number of parties involved, together with the novelty and complexity of the issues, for which there may be different considerations among the parties, we cannot predict the successful resolution through a negotiated settlement. On October 21, 2019, we disclosed a settlement with two Ohio counties in the first track of the MDL cases, for which we recorded a pre-tax charge of $82 million within operating expense for the second quarter of 2020. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q for more information.
Restructuring Initiatives
During 2019, we committed to various restructuring initiatives intended to drive long-term incremental profit growth and increase operational efficiency. The initiatives consist of the optimization of the Company’s operating models and cost structures primarily through centralization and outsourcing of certain administrative functions and cost management. The initiatives also consist of implementing certain actions including a reduction in workforce, reorganization and consolidation of our business operations and related headcount reductions, the closures of retail pharmacy stores in Europe as well as other facility closures. This set of initiatives are expected to be completed by the end of 2021. Additionally, we committed to certain actions in connection with the previously announced relocation of our corporate headquarters from San Francisco, California to Irving, Texas, which became effective April 1, 2019. We anticipate that the relocation will be completed by January 2021. In connection with these initiatives, we expect to record total pre-tax charges of approximately $520 million to $660 million, of which $397 million of pre-tax charges were recorded to date primarily representing employee severance, exit-related costs, asset impairment charges and accelerated depreciation. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs. Refer to Financial Note 3, “Restructuring, Impairment and Related Charges,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for more information on various initiatives.
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
State Opioid Statutes
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that we may not be able to predict. In April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the imposition of an annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York.  On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State of New York appealed to the U.S. Court of Appeals to the Second Circuit but did not seek a stay of the district court’s ruling. During the third quarter of 2019, we reversed the previously accrued estimated liability under the New York State OSA. The State of New York has subsequently adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The excise tax would apply only to the first sale occurring in New York, and thus may not apply to sales from the Company’s distribution centers in New York to New York customers. In addition, certain states have now passed legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states. Other states are also considering similar legislation. These proposed and passed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted. Taxes or assessments incurred under state opioid statutes were not material during the second quarter and first six months of 2020 and 2019.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Other Income (Expense), Net: Other income, net, decreased for the second quarter and first half of 2020 compared to the same periods a year ago primarily due to pension settlement charges, as further described below. In addition, other income, net for the first half of 2020 was unfavorably impacted by the 2019 higher gains recognized from the sale of investments, partially offset by higher settlement gains from our net investment hedges and forward contracts.
Other income, net, for the second quarter and first half of 2020 includes pre-tax settlement charges of $105 million and $122 million related to the Company’s previously approved termination of its frozen U.S. defined benefit pension plan. In connection with the plan termination, we purchased annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants.
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture: Our investment in Change Healthcare LLC (“Change Healthcare JV”) is accounted for using the equity method of accounting. Our proportionate share of loss from investment in Change Healthcare JV was $51 million and $56 million for the second quarters of 2020 and 2019, and $47 million and $112 million for the first half of 2020 and 2019. During the first quarter of 2020 and the second quarter and first half of 2019, we owned approximately 70% of this joint venture.
On June 27, 2019, common stock and certain other securities of Change Healthcare Inc. began trading on the NASDAQ (“IPO”). On July 1, 2019, upon the completion of its IPO, Change Healthcare Inc. contributed net cash proceeds it received from its offering of common stock to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities were also used by Change Healthcare Inc. to acquire certain securities of Change Healthcare JV. As a result, McKesson’s equity interest in Change Healthcare JV was reduced to approximately 58.5%, which was used to recognize our proportionate share in net loss from Change Healthcare JV, commencing the second quarter of 2020. As a result of the ownership dilution to 58.5% from 70%, we recognized a pre-tax dilution loss of approximately $246 million in the second quarter of 2020. Additionally, our proportionate share of income or loss from this investment is expected to be further reduced as settlements of other securities may occur in the future reporting periods.
Since the completion of its IPO in July 2019, the fair value from the trading prices of Change Healthcare Inc.’s public common stock has been below the corresponding carrying value of our investment in Change Healthcare JV, triggering an other-than-temporary impairment (“OTTI”) evaluation. As of September 30, 2019, we expect to exit our investment in Change Healthcare JV within the next six to twelve months. In light of our planned exit and the corresponding publicly-traded share price of Change Healthcare Inc., we concluded an OTTI has occurred during our second quarter of 2020 and recorded a pre-tax impairment charge of $1,157 million, representing the difference between the carrying value of our investment and the fair value derived from the corresponding closing price of Change Healthcare Inc.’s common stock at September 30, 2019.
We expect to complete a tax-efficient exit from our investment in Change Healthcare JV through a distribution of the shares of a subsidiary holding all of our interests in the Change Healthcare JV to our shareholders, followed by a merger of such subsidiary with and into Change Healthcare Inc. in exchange for shares of common stock in Change Healthcare Inc. (“Qualified McKesson Exit”). If the Qualified McKesson Exit does not qualify as a tax-efficient transaction, Change Healthcare Inc. has agreed to pay us 85% of related cash tax savings realized subsequent to the spin-off or split-off and, in certain circumstances, if the failure of the Qualified McKesson Exit to qualify as a tax efficient transaction is due to Change Healthcare Inc.’s failure to comply with a tax matters agreement, to indemnify us for certain tax-related losses. In the event of a partial exit, Change Healthcare Inc. will be required to pay us 85% of the net cash tax savings realized from the exchange of a portion of our interest in Change Healthcare JV for shares of common stock in Change Healthcare Inc.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Transaction-Related Expenses and Adjustments
Transaction-related expenses and adjustments generally included transaction and integration expenses as well as gains and losses that are directly related to acquisitions and divestitures. These expenses were $282 million and $63 million for the second quarters of 2020 and 2019 and $326 million and $115 million for the first half of 2020 and 2019.
Transaction-related expenses and adjustments were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Operating Expenses
Integration related expenses	$16	$35	$33	$51
Restructuring, severance and relocation	—	1	—	4
Transaction closing expenses	—	1	—	2
Other Expenses (1)	266	26	293	58
Transaction-Related Expenses and Adjustments	$282	$63	$326	$115

(1)
Includes our proportionate share of transaction and integration expenses incurred by Change Healthcare JV, excluding certain fair value adjustments, which were recorded within equity earnings and charges from investment in Change Healthcare joint venture. The second quarter and first half of 2020 includes a pre-tax dilution loss of $246 million as a result of the Change Healthcare JV investment ownership dilution from approximately 70% to approximately 58.5%.

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and our investment in Change Healthcare JV were $181 million and $198 million for the second quarters of 2020 and 2019 and $370 million and $397 million for the first half of 2020 and 2019. The amounts are primarily recorded in operating expenses and equity earnings and charges from investment in Change Healthcare joint venture.
Income Taxes: During the second quarters of 2020 and 2019, we recorded income tax benefit of $294 million and expense of $35 million related to continuing operations. During the first half of 2020 and 2019, we recorded income tax benefit of $158 million and expense of $122 million related to continuing operations. During the second quarter of 2020, no tax benefit was recognized for an agreement reached in principle with certain counties in the State of Ohio. Refer to Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q for more information. Upon finalization of the settlement agreement, the Company will evaluate the tax deductibility of the expected payment. During the first half of 2019, no tax benefit was recognized for the pre-tax goodwill impairment charge of $570 million related to our European Pharmaceutical Solutions segment given that this charge is not deductible for income tax purposes. Fluctuations in our reported income tax rates are primarily due to the prior year impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized.
Net Income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for the second quarters and first half of 2020 and 2019, primarily represents ClarusONE, Vantage Oncology Holdings, LLC and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form10-Q for more information.
Net Income (Loss) Attributable to McKesson Corporation: Net income (loss) attributable to McKesson Corporation was a net loss of $730 million and $307 million for the second quarter and first half of 2020 and net income of $499 million and $361 million for the second quarter and first half of 2019. Diluted loss per common share attributable to McKesson Corporation was $3.99 and $1.65 in the second quarter and first half of 2020. Diluted earnings per common share attributable to McKesson Corporation was $2.51 and $1.80 in the second quarter and first half of 2019. The second quarter and first half of 2020 were calculated by excluding dilutive securities from the denominator due to their anti-dilutive effects. Additionally, our 2020 and 2019 diluted earnings per share reflect the cumulative effects of share repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Weighted Average Diluted Common Shares Outstanding: Diluted earnings (loss) per common share was calculated based on a weighted average number of shares outstanding of 183 million and 199 million for the second quarters of 2020 and 2019 and 185 million and 201 million for the first half of 2020 and 2019. Weighted average diluted shares for 2020 decreased from 2019 primarily reflecting common stock repurchases.
Segment Results:
Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2019	2018	Change	2019	2018	Change
U.S. Pharmaceutical and Specialty Solutions	$45,979	$41,610	10%	$90,144	$82,587	9%
European Pharmaceutical Solutions	6,598	6,639	(1)	13,308	13,574	(2)
Medical-Surgical Solutions	2,056	1,948	6	3,959	3,651	8
Other	2,983	2,878	4	5,933	5,870	1
Total Revenues	$57,616	$53,075	9%	$113,344	$105,682	7%
U.S. Pharmaceutical and Specialty Solutions
U.S. Pharmaceutical and Specialty Solutions revenues for the second quarter and first half of 2020 compared to the same periods a year ago increased 10% and 9% primarily due to market growth, including expanded business with existing customers, and growth of specialty pharmaceuticals. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
European Pharmaceutical Solutions
European Pharmaceutical Solutions revenues decreased 1% and 2% for the second quarter and first half of 2020 compared to the same periods a year ago primarily due to unfavorable effects of foreign currency exchange fluctuations of 5% and 6%, partially offset by market growth in our distribution businesses.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the second quarter and first half of 2020 increased 6% and 8% compared to the same periods a year ago primarily due to market growth. Our 2019 first quarter acquisition of Medical Specialties Distributors LLC (“MSD”) also favorably impacted revenues for the first half of 2020.
Other
Revenues in Other for the second quarter and first half of 2020 increased 4% and 1% compared to the same periods a year ago primarily due to growth in our Canadian and McKesson Prescription Technology Solutions (“MRxTS”) businesses, partially offset by the unfavorable effects of foreign currency exchange fluctuations of 1% and 2%.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit (Loss), Corporate Expenses, Net and Interest Expense:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Segment Operating Profit (Loss) (1)
U.S. Pharmaceutical and Specialty Solutions	$639	$610	5%	$1,218	$1,153	6%
European Pharmaceutical Solutions (2)	1	10	(90)	6	(550)	101
Medical-Surgical Solutions	129	105	23	254	198	28
Other (3)	(1,311)	95	NM	(1,170)	209	(660)
Subtotal	(542)	820	(166)	308	1,010	(70)
Corporate Expenses, Net (4)	(364)	(167)	118	(539)	(290)	86
Interest Expense	(64)	(66)	(3)	(120)	(127)	(6)
Income (Loss) from Continuing Operations Before Income Taxes	$(970)	$587	(265)%	$(351)	$593	(159)%

Segment Operating Profit (Loss) Margin
U.S. Pharmaceutical and Specialty Solutions	1.39%	1.47%	(8) bp	1.35%	1.40%	(5) bp
European Pharmaceutical Solutions	0.02	0.15	(13)	0.05	(4.05)	410
Medical-Surgical Solutions	6.27	5.39	88	6.42	5.42	100
bp - basis points
NM - not meaningful

(1)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expenses), net, for our operating segments.

(2)	Operating loss of our European Pharmaceutical Solutions segment for the first half of 2019 includes a goodwill impairment charge of $570 million.

(3)
Operating loss for Other in the second quarter and first half of 2020 includes an impairment charge of $1,157 million and a dilution loss of $246 million related to our investment in Change Healthcare JV.

(4)
Corporate expenses, net for the second quarter and first half of 2020 includes pension settlement charges of $105 million and $122 million and a settlement charge of $82 million related to opioid claims.

Segment Operating Profit (Loss)
U.S. Pharmaceutical and Specialty Solutions: Operating profit increased for this segment for the second quarter and first half of 2020 compared to the same periods a year ago. Operating profit in 2020 benefited from market growth including growth in our specialty business. Operating profit and operating profit margin for the second quarter and first half of 2020 were favorably affected by higher LIFO credits, partially offset by our mix of business. Additionally, the first half of 2020 was favorably impacted from lower opioid-related costs, partially offset by the 2019 net cash proceeds representing our share of antitrust legal settlements.
European Pharmaceutical Solutions: Operating profit and operating profit margin for the second quarter of 2020 decreased primarily due to store closures and higher operating expenses for UK retail pharmacy. Operating profit and operating profit margin for the first half of 2020 increased primarily due to the 2019 goodwill impairment charges of $570 million and lower restructuring charges. Operating profit margin for the second quarter and first half of 2020 was unfavorable affected by our mix of business.
Medical-Surgical Solutions: Operating profit and operating profit margin for this segment increased for the second quarter and first half of 2020 compared to the same periods a year ago primarily due to market growth, lower restructuring charges and lower bad debt expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Other: Operating profit for Other decreased for the second quarter and first half of 2020 compared to the same period a year ago primarily due to the impairment charge of $1,157 million and the dilution loss of $246 million related to our investment in Change Healthcare JV. The increase is partially offset by lower restructuring charges related to our Canada business and growth in our MRxTS business. Operating profit for the second quarter of 2019 included a credit of $90 million resulting from the derecognition of a TRA liability payable to the shareholders of Change Healthcare Inc. Operating profit for Other for the first half of 2019 included the 2019 first quarter gain from an escrow settlement of $97 million related to our 2017 acquisition of Rexall Health.
Corporate: Corporate expenses, net, increased for the second quarter and first half of 2020 compared to the same periods a year ago primarily due to pension settlement charges, opioid claim settlement charge and higher costs for technology initiatives. Corporate expenses, net, also increased for the first half of 2020 due to the 2019 first quarter gains recognized from the sale of investments, partially offset by net settlement gains from our net investment hedges and forward contracts.
Interest Expense: Interest expense for the second quarter and first half of 2020 compared to the same periods a year ago decreased primarily due to a decrease in the issuance of commercial paper. Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
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
Critical Accounting Policies and Estimates
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the "Critical Accounting Policies and Estimates" disclosed in Part II, Item 7 of our 2019 Annual Report on Form 10-K, as updated in "Critical Accounting Policies and Estimates" section in Item 2 of Part I of our report on Form 10-Q for the quarter ended June 30, 2019.
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

Operating activities utilized cash of $159 million and generated cash of $318 million during the first half of 2020 and 2019. Operating activities for the first half of 2020 were affected by decreases in draft and accounts payable and inventories primarily associated with timing and an increase in receivables primarily due to revenue growth, and for the first half of 2019 were affected by increases in receivables, inventory and draft and accounts payable primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms. Operating activities for the first half of 2020 also includes a non-cash pension settlement charge of $122 million and for the first half of 2019 includes a non-cash derecognition of the TRA liability of $90 million.

Investing activities utilized cash of $285 million and $983 million during the first half of 2020 and 2019. Investing activities for 2020 and 2019 include $184 million and $248 million in capital expenditures for property, plant and equipment, and capitalized software. Investing activities for the first half of 2019 included $840 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD. Investing activities for 2019 also included $97 million cash received as a result of resolving certain indemnity and other claims related to our 2017 acquisition of Rexall Health.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Financing activities utilized cash of $1,203 million during the first half of 2020 and provided cash of $198 million during the first half of 2019. Financing activities for the first half of 2020 included cash receipts of $8,670 million and payments of $8,122 million for short-term borrowings, primarily commercial paper. Financing activities for the first half of 2019 included cash receipts of $19,735 million and payments of $18,342 million for short-term borrowings. Financing activities for the first half of 2020 and 2019 include $1,452 million and $888 million of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for first half of 2020 and 2019 also include $148 million and $139 million of cash paid for dividends.

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
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64. During the second quarter of 2020, we repurchased 5.2 million of the Company’s shares for $750 million through open market transactions at an average price per share of $144.28.
The total authorization outstanding for repurchases of the Company’s common stock was $2.0 billion at September 30, 2019.
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

As previously discussed in this financial review, we are a party to discussions with the objective of achieving broad resolution of the remaining opioid-related litigation and claims.  Although we are not able to predict the outcome or estimate a range of reasonably possible losses in these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2019	March 31, 2019
Cash, cash equivalents and restricted cash	$1,356	$2,981
Working capital	208	839
Debt to capital ratio (1)	50.0%	43.3%
Return on McKesson stockholders’ equity (2)	(7.7)	0.4

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Our cash and cash equivalents balance as of September 30, 2019 included approximately $979 million of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes.
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
Our debt to capital ratio increased in the first half of 2020 primarily due to a decrease in stockholders’ equity driven by share repurchases and higher short-term borrowings.
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
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.38 billion at September 30, 2019, which exceeded the maximum redemption value of $1.20 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”). The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Readers are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date such statements were first made. We undertake no obligation to publicly release any updates or revisions to our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include the following factors, which are described in more detail in the Risk Factors discussion in Item 1A of Part I of our most recent Annual Report on Form 10-K, as updated in Item 1A of Part II of our report on Form 10-Q for the quarter ended June 30, 2019 and of this report. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

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

•
We rely on sophisticated computer systems to perform our business operations and elements of those systems are from time to time subject to cybersecurity incidents, such as malware and ransomware attacks, unauthorized access, system failures, user errors and disruptions. Although we, our customers, our strategic partners and our external service providers use a variety of security measures to protect our and their computer systems, a failure or compromise of our, our customers’, our strategic partners’ or our external service providers’ computer systems from a cyberattack, disaster, or malfunction may result in material adverse operational and financial consequences.

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
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 15, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
Except as noted below, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K, as updated in Item 1A of Part II of our report on Form 10-Q for the quarter ended June 30, 2019.
We are subject to legal and regulatory proceedings that could have a material adverse impact on our financial position and results of operations.
From time to time and in the ordinary course of our business, the Company is named as a defendant in legal and regulatory proceedings, which may include asserted class actions. Regulatory proceedings can involve allegations such as false claims, healthcare fraud and abuse, and antitrust violations. Civil litigation proceedings may involve commercial, employment, environmental, intellectual property, tort and other claims. For example, the Company is a defendant in over 2,500 cases alleging claims related to the distribution of controlled substances (opioids). We regularly are named as a defendant in similar, new cases.  The plaintiffs in those cases include governmental entities (such as states, counties and municipalities) as well as businesses, groups and individuals. The cases allege violations of controlled substance laws and other laws, and they make common law claims such as negligence and public nuisance. Many of these cases raise novel theories of liability. Any proceedings can have unexpected outcomes that are not justified by evidence or existing law. All proceedings involve significant expense, management time and distraction, and risk of loss that can be difficult to predict or quantify. It is not uncommon for claims to be resolved over many years. Proceedings can result in monetary damages, penalties and fines, and injunctive or other relief. Even when the Company has valid defenses and is vigorously defending itself, it may seek a negotiated outcome to resolve the proceedings. The outcome of any legal proceeding can materially and adversely affect our business operations and can have a material adverse impact on our financial position or results of operations.

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
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64. During the second quarter of 2020, we repurchased 5.2 million of the Company’s shares for $750 million through open market transactions at an average price per share of $144.28.
The total authorization outstanding for repurchases of the Company’s common stock was $2.0 billion at September 30, 2019.
The following table provides information on the Company’s share repurchases during the second quarter of 2020.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2019 – July 31, 2019	—	$—	—	$2,785
August 1, 2019 – August 31, 2019	5.2	144.28	5.2	2,035
September 1, 2019 – September 30, 2019	—	—	—	2,035
Total	5.2		5.2

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
10.01
Credit Agreement dated as of September 25, 2019, among the Company and certain subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and HSBC Securities (USA) Inc., as co-syndication agents, the lenders party thereto, the letter of credit issuers party thereto. (Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed with the SEC on September 27, 2019, File No. 1-13252).

10.1†	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated effective July 30, 2019.

10.2†	McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated effective July 30, 2019.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) related Financial Notes.

†	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

††	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 30, 2019	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	October 30, 2019	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller