Form 10-Q
period 2019-12-31
MCKESSON CORP
filed 2020-02-04
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 176,930,430 shares of the issuer’s common stock were outstanding as of December 31, 2019.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues	$59,172	$56,208	$172,516	$161,890
Cost of Sales	(56,139)	(53,238)	(163,829)	(153,337)
Gross Profit	3,033	2,970	8,687	8,553
Operating Expenses	(2,535)	(2,156)	(6,861)	(6,219)
Goodwill Impairment Charges	(2)	(21)	(2)	(591)
Restructuring, Impairment and Related Charges	(136)	(110)	(204)	(288)
Total Operating Expenses	(2,673)	(2,287)	(7,067)	(7,098)
Operating Income	360	683	1,620	1,455
Other Income (Expense), Net	26	84	(15)	144
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture	(28)	(50)	(1,478)	(162)
Interest Expense	(64)	(67)	(184)	(194)
Income (Loss) from Continuing Operations Before Income Taxes	294	650	(57)	1,243
Income Tax Benefit (Expense)	(47)	(123)	111	(245)
Income from Continuing Operations	247	527	54	998
Income (Loss) from Discontinued Operations, Net of Tax	(5)	(1)	(12)	1
Net Income	242	526	42	999
Net Income Attributable to Noncontrolling Interests	(56)	(57)	(163)	(169)
Net Income (Loss) Attributable to McKesson Corporation	$186	$469	$(121)	$830

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$1.06	$2.41	$(0.60)	$4.17
Discontinued operations	(0.03)	(0.01)	(0.06)	0.01
Total	$1.03	$2.40	$(0.66)	$4.18
Basic
Continuing operations	$1.06	$2.42	$(0.60)	$4.19
Discontinued operations	(0.02)	(0.01)	(0.06)	—
Total	$1.04	$2.41	$(0.66)	$4.19

Weighted Average Common Shares
Diluted	180	195	183	199
Basic	179	194	183	198

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net Income	$242	$526	$42	$999

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	43	(113)	55	(216)
Unrealized gains on cash flow hedges	8	35	33	37
Changes in retirement-related benefit plans	—	3	96	15
Other Comprehensive Income (Loss), Net of Tax	51	(75)	184	(164)

Comprehensive Income	293	451	226	835
Comprehensive Income Attributable to Noncontrolling Interests	(66)	(46)	(161)	(114)
Comprehensive Income Attributable to McKesson Corporation	$227	$405	$65	$721

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$2,065	$2,981
Receivables, net	18,831	18,246
Inventories, net	17,020	16,709
Assets held for sale	856	—
Prepaid expenses and other	618	529
Total Current Assets	39,390	38,465
Property, Plant and Equipment, Net	2,408	2,548
Operating Lease Right-of-Use Assets	2,013	—
Goodwill	9,456	9,358
Intangible Assets, Net	3,364	3,689
Investment in Change Healthcare Joint Venture	2,143	3,513
Other Noncurrent Assets	2,099	2,099
Total Assets	$60,873	$59,672

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$32,744	$33,853
Short-term borrowings	2,109	—
Current portion of long-term debt	1,007	330
Current portion of operating lease liabilities	365	—
Liabilities held for sale	471	—
Other accrued liabilities	3,359	3,443
Total Current Liabilities	40,055	37,626
Long-Term Debt	6,734	7,265
Long-Term Deferred Tax Liabilities	2,686	2,998
Long-Term Operating Lease Liabilities	1,780	—
Other Noncurrent Liabilities	1,836	2,103
Redeemable Noncontrolling Interests	1,397	1,393
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2019 and March 31, 2019, 272 and 271 shares issued at December 31, 2019 and March 31, 2019	3	3
Additional Paid-in Capital	6,614	6,435
Retained Earnings	12,075	12,409
Accumulated Other Comprehensive Loss	(1,663)	(1,849)
Other	(2)	(2)
Treasury Shares, at Cost, 95 and 81 shares at December 31, 2019 and March 31, 2019	(10,853)	(8,902)
Total McKesson Corporation Stockholders’ Equity	6,174	8,094
Noncontrolling Interests	211	193
Total Equity	6,385	8,287
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$60,873	$59,672

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, September 30, 2019	272	$3	$6,573	$(2)	$11,965	$(1,704)	(92)	$(10,353)	$210	$6,692
Issuance of shares under employee plans	—	—	11	—	—	—	—	—	—	11
Share-based compensation	—	—	30	—	—	—	—	—	—	30
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(39)	(39)
Other comprehensive income	—	—	—	—	—	41	—	—	—	41
Net income	—	—	—	—	186	—	—	—	45	231
Repurchase of common stock	—	—	—	—	—	—	(3)	(500)	—	(500)
Cash dividends declared, $0.41 per common share	—	—	—	—	(73)	—	—	—	—	(73)
Other	—	—	—	—	(3)	—	—	—	(5)	(8)
Balances, December 31, 2019	272	$3	$6,614	$(2)	$12,075	$(1,663)	(95)	$(10,853)	$211	$6,385

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2019	271	$3	$6,435	$(2)	$12,409	$(1,849)	(81)	$(8,902)	$193	$8,287
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards	—	—	—	—	11	—	—	—	—	11
Balances, April 1, 2019	271	3	6,435	(2)	12,420	(1,849)	(81)	(8,902)	193	8,298
Issuance of shares under employee plans	1	—	89	—	—	—	—	(17)	—	72
Share-based compensation	—	—	90	—	—	—	—	—	—	90
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(115)	(115)
Other comprehensive income	—	—	—	—	—	186	—	—	—	186
Net income (loss)	—	—	—	—	(121)	—	—	—	130	9
Repurchase of common stock	—	—	—	—	—	—	(14)	(1,934)	—	(1,934)
Cash dividends declared, $1.21 per common share	—	—	—	—	(221)	—	—	—	—	(221)
Other	—	—	—	—	(3)	—	—	—	3	—
Balances, December 31, 2019	272	$3	$6,614	$(2)	$12,075	$(1,663)	(95)	$(10,853)	$211	$6,385

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, September 30, 2018	275	$3	$6,411	$(2)	$13,354	$(1,762)	(80)	$(8,678)	$208	$9,534
Issuance of shares under employee plans	1	—	8	—	—	—	—	—	—	8
Share-based compensation	—	—	22	—	—	—	—	—	—	22
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(37)	(37)
Other comprehensive loss	—	—	—	—	—	(64)	—	—	—	(64)
Net income	—	—	—	—	469	—	—	—	46	515
Repurchase of common stock	—	—	(50)	—	—	—	(3)	(450)	—	(500)
Retirement of common stock	(5)	—	(70)	—	(472)	—	4	541	—	(1)
Cash dividends declared, $0.39 per common share	—	—	—	—	(75)	—	—	—	—	(75)
Other	—	—	—	—	—	—	—	—	(13)	(13)
Balances, December 31, 2018	271	$3	$6,321	$(2)	$13,276	$(1,826)	(79)	$(8,587)	$204	$9,389

	Nine Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2018	275	$3	$6,188	$(1)	$12,986	$(1,717)	(73)	$(7,655)	$253	$10,057
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards	—	—	—	—	154	—	—	—	—	154
Balances, April 1, 2018	275	3	6,188	(1)	13,140	(1,717)	(73)	(7,655)	253	10,211
Issuance of shares under employee plans	1	—	46	—	—	—	—	(11)	—	35
Share-based compensation	—	—	71	—	—	—	—	—	—	71
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	—	(109)	—	—	—	(109)
Net income	—	—	—	—	830	—	—	—	135	965
Repurchase of common stock	—	—	85	—	—	—	(10)	(1,462)	—	(1,377)
Retirement of common stock	(5)	—	(70)	—	(472)	—	4	541	—	(1)
Cash dividends declared, $1.12 per common share	—	—	—	—	(222)	—	—	—	—	(222)
Other	—	—	1	(1)	—	—	—	—	(41)	(41)
Balances, December 31, 2018	271	$3	$6,321	$(2)	$13,276	$(1,826)	(79)	$(8,587)	$204	$9,389

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Operating Activities
Net income	$42	$999
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	691	714
Goodwill and other asset impairment charges	113	671
Deferred taxes	(387)	170
Credits associated with last-in, first-out inventory method	(114)	(64)
Equity earnings and charges from investment in Change Healthcare Joint Venture	1,478	162
Non-cash operating lease expense	276	—
Other non-cash items	542	(95)
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,044)	(1,543)
Inventories	(689)	(756)
Drafts and accounts payable	(929)	175
Taxes	11	(131)
Operating lease liabilities	(287)	—
Other	17	(161)
Net cash provided by (used in) operating activities	(280)	141

Investing Activities
Payments for property, plant and equipment	(242)	(309)
Capitalized software expenditures	(96)	(96)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(97)	(866)
Other	26	120
Net cash used in investing activities	(409)	(1,151)

Financing Activities
Proceeds from short-term borrowings	15,852	30,392
Repayments of short-term borrowings	(13,743)	(29,346)
Proceeds from issuances of long-term debt	—	1,099
Common stock transactions:
Issuances	89	46
Share repurchases, including shares surrendered for tax withholding	(1,951)	(1,388)
Dividends paid	(222)	(216)
Other	(279)	(270)
Net cash provided by (used in) financing activities	(254)	317
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(130)
Net decrease in cash, cash equivalents and restricted cash	(916)	(823)
Cash, cash equivalents and restricted cash at beginning of period	2,981	2,672
Cash, cash equivalents and restricted cash at end of period	$2,065	$1,849

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information technology. McKesson partners with life sciences companies, manufacturers, providers, pharmacies, governments and other healthcare organizations to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively. The Company reports its financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 19, “Segments of Business,” for more information.
Basis of Presentation: The condensed consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and controlled companies. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net Income Attributable to Noncontrolling Interests” on the condensed consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation including the intercompany portion of transactions with equity method investees.
The Company considers itself to control an entity if it has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and therefore, do not include all information and disclosures normally included in the annual consolidated financial statements.
To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of McKesson for the interim periods presented.
The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 previously filed with the SEC on May 15, 2019 (“2019 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain prior year amounts have been reclassified to conform to the current year presentation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Recently Adopted Accounting Pronouncements
Leases: In the first quarter of 2020, the Company adopted amended guidance for leases using the modified retrospective method and recorded a cumulative-effect adjustment to opening retained earnings on the date of adoption. Under the amended guidance, entities are required to recognize operating lease liabilities and operating lease right-of-use (“ROU”) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures on key information of leasing arrangements.
The Company elected the transition package of practical expedients provided within the amended guidance, which eliminates the requirements to reassess lease identification, lease classification and initial direct costs for leases which commenced before April 1, 2019. The Company also elected not to separate lease from non-lease components for all leases and to exclude short-term leases with an initial term of 12 months or less from its condensed consolidated balance sheets.
Upon adoption of this amended guidance, the Company recorded $2.2 billion of operating lease liabilities, $2.1 billion of operating lease ROU assets and a cumulative-effect adjustment of $69 million to opening retained earnings. The adjustment to opening retained earnings included impairment charges of $89 million, net of tax to the ROU assets primarily related to previously impaired long-lived assets at the retail pharmacies in the Company’s United Kingdom (“U.K.”) and Canadian businesses, partially offset by derecognition of existing deferred gain on the Company’s sale-leaseback transaction related to its former corporate headquarters building. The adoption of this amended guidance did not have a material impact on the Company’s condensed consolidated statements of operations and cash flows.
Refer to Financial Note 12, “Leases,” for more information.
Derivatives and Hedging: In the first quarter of 2020, the Company prospectively adopted amended guidance that allows it to include the Secured Overnight Financing Rate Overnight Index Swap Rate as a benchmark interest rate for hedge accounting purposes. The adoption of this amended guidance did not have a material effect on the Company’s condensed consolidated financial statements.
Disclosure Update and Simplification: In the first quarter of 2020, the Company adopted amended guidance that simplifies certain disclosure requirements and expands the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. The adoption of this amended guidance had no effect on the condensed consolidated statements of operations, comprehensive income, balance sheets and cash flows. This amended guidance resulted in a disclosure of the interim condensed consolidated statements of stockholders’ equity.
Accumulated Other Comprehensive Income: In the first quarter of 2020, the Company adopted amended guidance that allows for a reclassification of only those amounts related to the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) to retained earnings thereby eliminating the stranded tax effects. Previous guidance required that deferred tax liabilities and assets be adjusted for a change in tax laws with the effect included in income from continuing operations in the reporting period that includes the enactment date. The Company has elected not to reclassify the stranded tax effects within accumulated other comprehensive loss to retained earnings. The adoption of this amended guidance did not affect the Company’s condensed consolidated financial statements.
Premium Amortization of Purchased Callable Debt Securities: In the first quarter of 2020, the Company adopted amended guidance on a modified retrospective basis that shortens the amortization period for certain callable debt securities held at a premium. The amended guidance requires the premium of callable debt securities to be amortized to the earliest call date but does not require an accounting change for securities held at a discount as they would still be amortized to maturity. The adoption of this amended guidance did not affect the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes: In December 2019, amended guidance was issued with the intent to simplify various aspects related to accounting for income taxes.  The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies and clarifies certain other aspects of accounting for income taxes. The guidance is effective for the Company in the first quarter of 2022 and early adoption is permitted. The Company is currently evaluating the impact of this amended guidance on its condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Intangibles - Goodwill and Other - Internal-Use Software: In August 2018, amended guidance was issued for a customer’s accounting for implementation and other upfront costs incurred in a cloud computing arrangement that is a service contract. The amended guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs in a cloud computing arrangement that has a software license. The amended guidance is effective for the Company either on a retrospective or prospective basis in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of this amended guidance on its condensed consolidated financial statements but expects to adopt this guidance prospectively.
Compensation - Retirement Benefits - Defined Benefit Plans: In August 2018, amended guidance was issued for defined benefit pension or other postretirement plans. The amended guidance requires the Company to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period. The amended guidance also requires the Company to remove disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs over the next fiscal year. The amended guidance is effective for the Company on a retrospective basis in the first quarter of 2021. Early adoption is permitted. The Company does not expect the adoption of this amended guidance to have a material effect on its condensed consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
Fair Value Measurement: In August 2018, amended guidance was issued to remove, modify and add disclosure requirements on fair value measurements. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains or losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for the Company in the first quarter of 2021. Certain requirements will be applied prospectively while other changes will be applied retrospectively upon the effective date. Early adoption is permitted. The Company does not expect the adoption of this amended guidance to have a material effect on its condensed consolidated statements of operations, comprehensive income, balance sheets or cash flows. This amended guidance will result in changes in disclosures.
Financial Instruments - Credit Losses: In June 2016, amended guidance was issued which will change the impairment model for most financial assets from one based on current losses to a forward-looking model based on expected losses. This model will replace the existing incurred credit loss model, that generally requires a loss to be incurred before it is recognized. The forward-looking model will require the Company to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses and is expected to result in earlier recognition of allowances for credit losses. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The guidance will also require enhanced disclosures. The amended guidance is effective for the Company in the first quarter of 2021 and any impact will be applied through a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Early adoption is permitted. The Company is currently evaluating the impact of this amended guidance on its condensed consolidated financial statements but does not expect its adoption to have a material impact on its financial statements or disclosures.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2.    Investment in Change Healthcare Joint Venture
In the fourth quarter of 2017, the Company contributed the majority of its McKesson Technology Solutions businesses to form a joint venture, Change Healthcare LLC (“Change Healthcare JV”), under a contribution agreement between McKesson and Change Healthcare Inc. and others, including shareholders of Change Healthcare Inc. In exchange for the contribution, the Company initially owned approximately 70% of the joint venture, with the remaining equity ownership of approximately 30% held by Change Healthcare Inc. The Change Healthcare JV is jointly governed by McKesson and shareholders of Change Healthcare Inc. The initial investment in Change Healthcare JV represented the fair value of McKesson’s 70% equity interest in the joint venture upon closing of the transaction.
The Company accounts for its investment in Change Healthcare JV using the equity method of accounting with a one-month reporting lag. The Company’s accounting policy is to disclose any intervening events of the joint venture in the lag period that could materially affect its condensed consolidated financial statements. Effective April 1, 2019, Change Healthcare JV adopted the amended revenue recognition guidance. In the first quarter of 2020, the Company recorded its proportionate share of the joint venture’s adoption impact of the amended revenue recognition guidance of approximately $80 million, net of tax, to the Company’s opening retained earnings.
Initial Public Offering by Change Healthcare Inc.
On June 27, 2019, common stock and certain other securities of Change Healthcare Inc. began trading on the NASDAQ (“IPO”). Change Healthcare Inc. is a holding company and does not own any material assets or have any operations other than its interest in Change Healthcare JV.
On July 1, 2019, upon the completion of its IPO, Change Healthcare Inc. received net cash proceeds of approximately $888 million. Change Healthcare Inc. contributed the proceeds from its offering of common stock of $609 million to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities of $279 million were used by Change Healthcare Inc. to acquire certain securities of Change Healthcare JV that substantially mirror the terms of other securities included in the offering by Change Healthcare Inc. Change Healthcare JV, in return, used the majority of the IPO proceeds to repay a portion of the joint venture’s outstanding debt. As a result, McKesson’s equity interest in Change Healthcare JV was diluted from approximately 70% to approximately 58.5% and Change Healthcare Inc. now owns approximately 41.5% of the outstanding LLC Units. Accordingly, in the second quarter of 2020, the Company recognized a pre-tax dilution loss of $246 million ($184 million after-tax) primarily representing the difference between its proportionate share of the IPO proceeds and the dilution effect on the investment’s carrying value. Effective with the second quarter of 2020, the Company recognized its proportionate share of net income or loss based on its reduced equity interest in Change Healthcare JV, adjusted for the effect of basis differences and other items as applicable. This amount was included within equity earnings and charges from investment in Change Healthcare joint venture in the Company’s condensed consolidated statements of operations.
In the second quarter of 2020, the Company recorded a pre-tax other-than-temporary impairment (“OTTI”) charge of $1.2 billion ($864 million after-tax) to its investment in Change Healthcare JV, representing the difference between the carrying value of the Company’s investment and the fair value derived from the corresponding closing price of Change Healthcare Inc.’s common stock at September 30, 2019. This charge was included within equity earnings and charges from investment in Change Healthcare joint venture in the Company’s condensed consolidated statements of operations for the nine months ended December 31, 2019. On February 4, 2020, the Company’s wholly-owned subsidiary, PF2 SpinCo, Inc. filed a registration statement with the SEC on Form S-4 and Form S-1 relating to a potential exit by the Company from its investment in the Change Healthcare JV.
The Company recorded its proportionate share of loss from its investment in Change Healthcare JV of $28 million and $75 million for the three and nine months ended December 31, 2019, and $50 million and $162 million for the three and nine months ended December 31, 2018. The Company’s proportionate share of income or loss from this investment includes integration expenses incurred by Change Healthcare JV and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible assets. These amounts were included within equity earnings and charges from investment in Change Healthcare joint venture in the Company’s condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

At December 31, 2019 and March 31, 2019, the Company’s carrying value of this investment was $2.1 billion and $3.5 billion. The carrying value included equity method intangible assets and goodwill which caused the Company’s investment basis to exceed its proportionate share of the Change Healthcare JV’s book value of net assets by approximately $2.0 billion and $4.2 billion at December 31, 2019 and March 31, 2019.
Related Party Transactions
In connection with the formation of Change Healthcare JV, McKesson, Change Healthcare JV and certain shareholders of Change Healthcare Inc. entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other agreements. Fees incurred or earned from the Advisory Agreement were not material during the three and nine months ended December 31, 2019 and 2018. Fees incurred or earned from the TSA were not material for the three months ended December 31, 2019 and $18 million for the nine months ended December 31, 2019. These fees were $12 million and $48 million for the three and nine months ended December 31, 2018. During the second quarter of 2019, the Company renegotiated the terms of the TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability. In exchange for the shareholders of Change Healthcare Inc. agreeing to extinguish the liability, the Company agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from Change Healthcare JV that would otherwise have been required to be made to the shareholders of Change Healthcare Inc. As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses in its condensed consolidated statement of operations in the second quarter of 2019. At December 31, 2019 and March 31, 2019, the Company had no outstanding payable balance to the shareholders of Change Healthcare Inc. under the TRA.
Revenues recognized and expenses incurred under these agreements with Change Healthcare JV were not material during the three and nine months ended December 31, 2019 and 2018. At December 31, 2019 and March 31, 2019, receivables due from the Change Healthcare JV were not material.
Under the agreement executed in the second quarter of 2019 between Change Healthcare JV, McKesson, Change Healthcare Inc., and certain subsidiaries of Change Healthcare JV, McKesson has the ability to adjust the manner in which certain depreciation or amortization deductions are allocated among Change Healthcare Inc. and McKesson. McKesson currently intends to exercise its right under the agreement and allocate certain depreciation and amortization deductions to Change Healthcare Inc. for the tax year ended March 31, 2019. These allocated depreciation and amortization deductions are not expected to have a material effect on the Company’s condensed consolidated financial statements.
Concurrent with the IPO in July 2019, Change Healthcare Inc. appointed two of the Company’s executive officers as well as McKesson’s former chief executive officer to its Board of Directors. These appointments had no impact on the equity method of accounting the Company applies to its investment in Change Healthcare JV. There were no material transactions with Change Healthcare Inc.
3.    Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is highly probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. Assets and liabilities that have met the classification as held for sale were $856 million and $471 million as of December 31, 2019. These amounts primarily consist of the majority of the Company’s German pharmaceutical wholesale business described below.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

German Wholesale Joint Venture
On December 12, 2019, the Company announced that it had entered into an agreement (the “Contribution Agreement”) with a third-party intending to contribute the majority of its German wholesale business to create a joint venture in which McKesson will have a non-controlling interest. This business is within the Company’s European Pharmaceutical Solutions segment. The agreement is subject to regulatory approvals and is expected to close within the next twelve months. The transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. As of December 31, 2019, $813 million of assets, and $453 million of liabilities were classified as “Assets held for sale” and “Liabilities held for sale” on the condensed consolidated balance sheet.
As part of the transaction, the Company recorded a charge of $282 million (pre-tax and after-tax) to remeasure the disposal group to the lower of carrying value or fair value less costs to sell. This amount is included within operating expenses in the condensed consolidated statements of operations for the three and nine months ended December 31, 2019. The Company’s measurement of the fair value of the disposal group was based on the total consideration received by the Company as outlined in the Contribution Agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.
The total assets and liabilities of the German wholesale joint venture that have met the classification of held for sale as of December 31, 2019, are as follows:

(In millions)	December 31, 2019
Assets
Current Assets
Receivables, net	$473
Inventories, net	540
Long-term assets	85
Remeasurement of assets of business held for sale to fair value less cost to sell (1)	(285)
Total Assets held for sale	$813

Liabilities
Current Liabilities
Drafts and accounts payable	$247
Other accrued liabilities	37
Long-term liabilities	169
Total Liabilities held for sale	$453

(1)	Includes the effect of approximately $3 million of cumulative foreign currency translation adjustment.

4.	Restructuring, Impairment and Related Charges
The Company recorded pre-tax restructuring, impairment and related charges of $136 million ($115 million after-tax) and $204 million ($167 million after-tax) during the three and nine months ended December 31, 2019, and $110 million ($92 million after-tax) and $288 million ($244 million after-tax) during the three and nine months ended December 31, 2018. These charges are included under the caption, “Restructuring, Impairment and Related Charges” within operating expenses in the condensed consolidated statements of operations.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As part of the growth initiative, the Company committed to implement certain actions including a reduction in workforce, facility consolidation and store closures. This set of the initiatives will be substantially completed by the end of 2020. The Company recorded restructuring, impairment and related charges of $3 million ($2 million after-tax) and $10 million ($8 million after-tax) during the three and nine months ended December 31, 2019. The Company expects to record total pre-tax charges of approximately $140 million to $180 million, of which $145 million of pre-tax charges were recorded to date. The charges primarily represent employee severance, exit-related costs and asset impairment charges. The estimated remaining charges primarily consist of exit-related costs.
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration and cost competitiveness. The Company anticipates that the relocation will be completed by January 2021. As a result, the Company recorded pre-tax charges of $14 million ($10 million after-tax) and $34 million ($25 million after-tax) during the three and nine months ended December 31, 2019, primarily representing employee retention expenses, asset impairments and accelerated depreciation. The Company expects to record total pre-tax charges of approximately $80 million to $130 million, of which $67 million of pre-tax charges were recorded to date. The estimated remaining charges primarily consist of lease and other exit-related costs and employee-related expenses including retention.
During the fourth quarter of 2019, the Company committed to additional programs to continue its operating model and cost optimization efforts. The Company continues to implement centralization of certain functions and outsourcing through the expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe and closure of other facilities. The Company anticipates these additional programs will be substantially completed by the end of 2021. The Company recorded pre-tax charges of $20 million ($15 million after-tax) and $59 million ($45 million after-tax) during the three and nine months ended December 31, 2019, primarily representing project consulting fees. McKesson expects to incur total pre-tax charges of approximately $300 million to $350 million for these programs, of which $222 million of pre-tax charges were recorded to date. The estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.
Restructuring, Impairment and Related Charges for the Company’s fiscal 2019 initiatives during the three and nine months ended December 31, 2019 consisted of the following:

	Three Months Ended December 31, 2019
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$3	$1	$1	$—	$7	$12
Exit and other-related costs (1)	—	2	5	—	13	20
Asset impairments and accelerated depreciation	—	2	—	—	3	5
Total	$3	$5	$6	$—	$23	$37

	Nine Months Ended December 31, 2019
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$4	$3	$2	$1	$23	$33
Exit and other-related costs (1)	—	7	9	1	36	53
Asset impairments and accelerated depreciation	—	8	1	—	8	17
Total	$4	$18	$12	$2	$67	$103

(1)	Exit and other-related costs primarily include project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Restructuring, impairment and related charges for the Company’s fiscal 2019 initiatives during the three and nine months ended December 31, 2018 consisted of the following:

	Three Months Ended December 31, 2018
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$1	$—	$—	$9	$32	$42
Exit and other-related costs (1)	1	4	5	—	16	26
Asset impairments and accelerated depreciation	2	—	1	—	—	3
Total	$4	$4	$6	$9	$48	$71

	Nine Months Ended December 31, 2018
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$4	$—	$10	$16	$36	$66
Exit and other-related costs (1)	7	4	12	56	45	124
Asset impairments and accelerated depreciation	6	—	2	17	—	25
Total	$17	$4	$24	$89	$81	$215

(1)	Exit and other-related costs primarily include lease exit costs associated with closures of retail pharmacy stores within the Company’s Canadian business as well as project consulting fees.
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s fiscal 2019 initiatives for the nine months ended December 31, 2019:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Balance, March 31, 2019 (1)	$31	$38	$15	$29	$37	$150
Restructuring, impairment and related charges	4	18	12	2	67	103
Non-cash charges	—	(8)	(1)	—	(8)	(17)
Cash payments	(6)	(13)	(8)	(16)	(43)	(86)
Other	(1)	(4)	(2)	(5)	(6)	(18)
Balance, December 31, 2019 (2)	$28	$31	$16	$10	$47	$132

(1)	As of March 31, 2019, the total reserve balance was $150 million of which $117 million was recorded in other accrued liabilities and $33 million was recorded in other noncurrent liabilities.

(2)	As of December 31, 2019, the total reserve balance was $132 million of which $110 million was recorded in other accrued liabilities and $22 million was recorded in other noncurrent liabilities.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Plans
There were no material restructuring, impairment and related charges for other plans recorded during the three and nine months ended December 31, 2019 and 2018. The restructuring liabilities for other plans as of December 31, 2019 and March 31, 2019 were $48 million and $87 million.
Long-Lived Asset Impairments
During the third quarter of 2020, the Company recognized a non-cash pre-tax charge of $64 million ($53 million after-tax) to impair certain long-lived and intangible assets within the Company’s European Pharmaceutical Solutions segment. This charge related primarily to intangible assets associated with pharmacy licenses within the U.K retail business due to a decline in estimated future cash flows driven by additional U.K. government reimbursement reductions communicated in the three months ended December 31, 2019. The Company used a combination of an income approach (a discounted cash flow (“DCF”) method) and a market approach to estimate the fair value of the long-lived and intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.
Additionally, during the third quarter of 2020, the Company performed an interim impairment test of long-lived and intangible assets for its Rexall Health retail business due to the decline in the estimated future cash flows primarily driven by lower than expected growth in both prescription volume and sales of non-prescription goods. As a result, the Company recognized a non-cash charge of $30 million (pre-tax and after-tax) to impair certain long-lived and intangible assets, primarily customer relationships. The Company utilized an income approach (a DCF method) for estimating the fair value of the long-lived and intangible assets. The fair value of these assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.
During the third quarter of 2019, the Company performed an interim impairment test of long-lived assets for its Rexall Health retail business due to the decline in the estimated future cash flows primarily driven by a lower projected overall growth rate resulting from the ongoing impact of government regulations. As a result, the Company recognized a non-cash charge of $35 million (pre-tax and after-tax) to impair certain long-lived assets at retail stores and certain intangible assets (primarily customer relationships). The Company utilized an income approach (a DCF method) for estimating the fair value of the long-lived and intangible assets. The fair value of these assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.
During the first quarter of 2019, the Company performed an interim impairment test of long-lived assets primarily for its U.K. retail business due to the decline in the estimated future cash flows driven by additional U.K. government reimbursement reductions announced on June 29, 2018. As a result, the Company recognized a non-cash pre-tax charge of $20 million ($16 million after-tax) to impair the carrying value of certain intangible assets (primarily pharmacy licenses). The Company utilized a market approach for estimating the fair value of intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.
Refer to Financial Note 15, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.
5.    Goodwill Impairment Charges
The Company evaluates goodwill for impairment on an annual basis and at an interim date, if indicators of potential impairment exist. On October 1, 2019, the Company voluntarily changed its annual goodwill impairment testing date from January 1 to October 1 to better align with the timing of the Company’s annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from October 1, 2019 as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. The impairment testing performed in the nine months ended December 31, 2019 did not indicate any material impairment of goodwill. As discussed below, impairment testing performed in the nine months ended December 31, 2018 indicated impairment charges totaling $591 million (pre-tax and after-tax).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.
2019 First and Third Quarters
In the first quarter of 2019, the Company recorded non-cash goodwill impairment charges of $570 million (pre-tax and after-tax) for its two reporting units in the European Pharmaceutical Solutions segment. During the third quarter of 2019, the Company recorded a non-cash goodwill impairment charge of $21 million (pre-tax and after-tax) for its Rexall Health reporting unit, included in Other. These charges were recorded under the caption, “Goodwill Impairment Charges” within operating expenses in the condensed consolidated statements of operations.
Prior to implementing the current segment reporting structure in the first quarter of 2019, the Company’s European operations were considered a single reporting unit. Following the change in reportable segments, the Company’s European Pharmaceutical Solutions segment was split into two distinct reporting units, Retail Pharmacy and Pharmaceutical Distribution (formerly known as “Consumer Solutions” and “Pharmacy Solutions”) for purposes of goodwill impairment testing. As a result, the Company was required to perform a goodwill impairment test for these two new reporting units upon the change in reportable segments. Consequently, the Company recorded a non-cash goodwill impairment charge of $238 million (pre-tax and after-tax) in the first quarter of 2019 primarily because the estimated fair value of the Pharmaceutical Distribution reporting unit was determined to be lower than its reassigned carrying value.
During the first quarter of 2019, both reporting units projected a decline in the estimated future cash flows primarily triggered by additional U.K. government actions which were announced on June 29, 2018. Accordingly, the Company performed an interim goodwill impairment test for these reporting units. As a result, the Company determined that the carrying values of these reporting units exceeded their estimated fair values and recorded non-cash goodwill impairment charges of $332 million (pre-tax and after-tax), primarily for its Retail Pharmacy reporting unit. The discount rate and terminal growth rate used for the Retail Pharmacy reporting unit in the first quarter 2019 impairment test were 8.5% and 1.25%. The discount rate and terminal growth rate used for the Pharmaceutical Distribution reporting unit in the first quarter 2019 impairment test were 8.0% and 1.25%. As previously disclosed in the Company’s 2019 Annual Report, as of March 31, 2019 the entire remaining goodwill balances of both reporting units were impaired.
Refer to Financial Note 15, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.
6.    Business Combinations
2019 Acquisition
Medical Specialties Distributors LLC (“MSD”)
On June 1, 2018, the Company completed its acquisition of MSD for the net purchase consideration of $784 million, which was funded from cash on hand. MSD is a leading national distributor of infusion and medical-surgical supplies as well as a provider of biomedical services to alternate site and home health providers. The financial results of MSD have been included in the Company’s condensed consolidated statements of operations within its Medical-Surgical Solutions segment since the acquisition date.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2018 Acquisition
CoverMyMeds LLC (“CMM”)
On April 3, 2017, the Company completed its acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the first quarter of 2019. The financial results of CMM have been included in the Company’s condensed consolidated statements of operations within Other since the acquisition date.
Pursuant to the agreement, the Company paid additional contingent consideration of $69 million and $68 million for each of May 2019 and 2018. As of December 31, 2019 and March 31, 2019, the related liability was nil and $69 million.
2017 Acquisition
Rexall Health
In the third quarter of 2017, the Company completed its acquisition of Rexall Health which operated approximately 400 retail pharmacies in Canada, particularly in Ontario and Western Canada. The net cash purchase consideration of $2.9 billion Canadian dollars (approximately $2.1 billion) was funded from cash on hand. On May 23, 2018, as a result of resolving certain indemnity and other claims related to this acquisition, $125 million Canadian dollars (approximately $97 million) was released to the Company from an escrow account. The receipt of this cash was recorded as a settlement gain within operating expenses in the Company’s condensed consolidated statement of operations in the first quarter of 2019.
Other Acquisitions
During the three and nine months ended December 31, 2019 and 2018, the Company also completed several other de minimis acquisitions within its operating segments. Financial results for the Company’s business acquisitions have been included in its condensed consolidated financial statements since their respective acquisition dates. Purchase prices for business acquisitions have been allocated based on estimated fair values at the date of acquisition.
Goodwill recognized for business acquisitions is generally not expected to be deductible for tax purposes. However, if the assets of another company are acquired, the goodwill may be deductible for tax purposes.
7.    Income Taxes
During the three and nine months ended December 31, 2019, the Company recorded income tax expense of $47 million and benefit of $111 million related to continuing operations. During the three and nine months ended December 31, 2018, the Company recorded income tax expense related to continuing operations of $123 million and $245 million. Income tax benefit (expense) for the three and nine months ended December 31, 2019 included net discrete tax benefits of $21 million recognized in connection with an agreement executed in December 2019 to settle all opioids related claims filed by two Ohio counties. Refer to Financial Note 16, “Commitments and Contingent Liabilities,” for more information. Income tax benefit (expense) for the three and nine months ended December 31, 2019 also includes a discrete tax benefit of $24 million recognized in connection with a planned divestiture in the Medical-Surgical Solutions business.
During the three and nine months ended December 31, 2019, no tax benefit was recognized for the pre-tax impairment charge of $282 million for the remeasurement of assets and liabilities held for sale to fair value related to the expected formation of a new German wholesale joint venture within the Company’s European Pharmaceutical Solutions segment. Refer to Financial Note 3, “Held for Sale,” for more information. During the nine months ended December 31, 2018, no tax benefits were recognized for the pre-tax goodwill impairment charges of $591 million related to the European Pharmaceutical Solutions segment and Rexall Health reporting unit given that these charges are not deductible for income tax purposes. Fluctuations in the Company’s reported income tax rates are primarily due to the impact of nondeductible impairment charges as well as changes within business mix of income and discrete items recognized in the quarters.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

As of December 31, 2019, the Company had $977 million of unrecognized tax benefits, of which $817 million would reduce income tax expense and the effective tax rate if recognized. During the nine months ended December 31, 2019, the Company recognized a net discrete tax benefit of $28 million and a $91 million decrease in its unrecognized tax benefits associated with the settlement of an outstanding refund claim with the state of California. During the three months ended December 31, 2019, the Company recognized a net discrete tax benefit of $20 million and a $22 million decrease in its unrecognized tax benefits related to audit settlements. During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by as much as approximately $51 million due to settlements of tax examinations and statute of limitations expirations based on the information currently available. However, this amount may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. The IRS is currently examining the Company’s U.S. corporation income tax returns for 2013 through 2015. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2012 through the current fiscal year.

8.	Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily relate to its consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share and a one-time guaranteed dividend for calendar year 2014 of €0.83 per share reduced accordingly for any dividend paid by McKesson Europe in relation to that year. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million and $33 million during the three and nine months ended December 31, 2019 and $11 million and $34 million during the three and nine months ended December 31, 2018. All amounts were recorded within net income attributable to noncontrolling interests in the Company’s condensed consolidated statements of operations and the corresponding liability balance was recorded within other accrued liabilities on the Company’s condensed consolidated balance sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the three and nine months ended December 31, 2019 and 2018, there were no material exercises of the Put Right. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted each period for exchange rate fluctuations. At December 31, 2019 and March 31, 2019, the carrying value of redeemable noncontrolling interests of $1.40 billion and $1.39 billion exceeded the maximum redemption value of $1.24 billion and $1.23 billion. At December 31, 2019 and March 31, 2019, the Company owned approximately 77% of McKesson Europe’s outstanding common shares.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE and Vantage Oncology Holdings, LLC, which were $211 million and $193 million at December 31, 2019 and March 31, 2019 on the Company’s condensed consolidated balance sheets. The Company allocated a total of $45 million and $130 million of net income to noncontrolling interests during the three and nine months ended December 31, 2019 and $46 million and $135 million during the three and nine months ended December 31, 2018.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in redeemable noncontrolling interests and noncontrolling interests for the three and nine months ended December 31, 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, September 30, 2019	$210	$1,384
Net income attributable to noncontrolling interests	45	11
Other comprehensive income	—	10
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(39)	—
Other	(5)	3
Balance, December 31, 2019	$211	$1,397

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2019	$193	$1,393
Net income attributable to noncontrolling interests	130	33
Other comprehensive loss	—	(2)
Reclassification of recurring compensation to other accrued liabilities	—	(33)
Payments to noncontrolling interests	(115)	—
Other	3	6
Balance, December 31, 2019	$211	$1,397
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and nine months ended December 31, 2018 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, September 30, 2018	$208	$1,415
Net income attributable to noncontrolling interests	46	11
Other comprehensive loss	—	(11)
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(37)	—
Other	(13)	—
Balance, December 31, 2018	$204	$1,404

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	135	34
Other comprehensive loss	—	(55)
Reclassification of recurring compensation to other accrued liabilities	—	(34)
Payments to noncontrolling interests	(143)	—
Other	(41)	—
Balance, December 31, 2018	$204	$1,404

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similarly to basic earnings per common share except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted loss per common share for the nine months ended December 31, 2019 was calculated by excluding potentially dilutive securities from the denominator of the share computation due to their anti-dilutive effects.
The computations for basic and diluted earnings or loss per common share are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2019	2018	2019	2018
Income from continuing operations	$247	$527	$54	$998
Net income attributable to noncontrolling interests	(56)	(57)	(163)	(169)
Income (Loss) from continuing operations attributable to McKesson	191	470	(109)	829
Income (Loss) from discontinued operations, net of tax	(5)	(1)	(12)	1
Net income (Loss) attributable to McKesson	$186	$469	$(121)	$830

Weighted average common shares outstanding:
Basic	179	194	183	198
Effect of dilutive securities:
Restricted stock units	1	1	—	1
Diluted	180	195	183	199

Earnings (Loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$1.06	$2.41	$(0.60)	$4.17
Discontinued operations	(0.03)	(0.01)	(0.06)	0.01
Total	$1.03	$2.40	$(0.66)	$4.18
Basic
Continuing operations	$1.06	$2.42	$(0.60)	$4.19
Discontinued operations	(0.02)	(0.01)	(0.06)	—
Total	$1.04	$2.41	$(0.66)	$4.19

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, performance-based stock units and other similar stock awards. Approximately 2 million of potentially dilutive securities for the three months ended December 31, 2019 and approximately 3 million and 2 million of potentially dilutive securities for the three and nine months ended December 31, 2018 were excluded from the computations of diluted net earnings per common share, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

10.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2019	$4,078	$—	$2,451	$2,829	$9,358
Goodwill acquired	—	56	—	—	56
Acquisition accounting, transfers and other adjustments	1	4	7	—	12
Other changes/disposals	(1)	—	(5)	—	(6)
Impairment charges	—	—	—	(2)	(2)
Foreign currency translation adjustments, net	—	3	—	35	38
Balance, December 31, 2019	$4,078	$63	$2,453	$2,862	$9,456

Information regarding intangible assets is as follows:

	December 31, 2019				March 31, 2019
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$3,602	$(1,792)	$1,810	$3,818	$(1,801)	$2,017
Service agreements	10	1,023	(479)	544	1,017	(430)	587
Pharmacy licenses	26	517	(229)	288	513	(209)	304
Trademarks and trade names	13	833	(235)	598	887	(232)	655
Technology	4	173	(108)	65	141	(94)	47
Other	5	278	(219)	59	288	(209)	79
Total		$6,426	$(3,062)	$3,364	$6,664	$(2,975)	$3,689

Amortization expense of intangible assets was $113 million and $343 million for the three and nine months ended December 31, 2019 and $122 million and $365 million for the three and nine months ended December 31, 2018. Estimated amortization expense of these assets is as follows: $118 million, $449 million, $357 million, $259 million and $242 million for the remainder of 2020 and each of the succeeding years through 2024 and $1.9 billion thereafter. All intangible assets were subject to amortization as of December 31, 2019 and March 31, 2019. During the nine months ended December 31, 2019 and 2018, the Company recorded impairments related to certain intangible assets in its European Pharmaceutical Solutions segment and its Rexall Health retail business within Other. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges” for more information.

11.	Debt and Financing Activities
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At December 31, 2019 and March 31, 2019, $7.7 billion and $7.6 billion of total debt were outstanding, of which $1.0 billion and $330 million were included under the caption “Current portion of long-term debt” within the Company’s condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revolving Credit Facilities
In the second quarter of 2020, the Company entered into a syndicated $4 billion five-year senior unsecured credit facility (the “2020 Credit Facility”), which has a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euro. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three months ended December 31, 2019 and no amounts outstanding as of December 31, 2019. The remaining terms and conditions of the 2020 Credit Facility are substantially similar to those previously in place under the $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which was scheduled to mature in October 2020. The Global Facility was terminated in connection with the execution of the 2020 Credit Facility in September 2019 and had no borrowings during the six months ended September 30, 2019 and the three and nine months ended December 31, 2018, and had no amounts outstanding as of March 31, 2019.
Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65%. If the Company does not comply with the covenant, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At December 31, 2019, the Company was in compliance with the covenant.
The Company also maintains bilateral credit facilities primarily denominated in Euro with a committed amount of $9 million and an uncommitted amount of $195 million as of December 31, 2019. Borrowings and repayments were not material during the three and nine months ended December 31, 2019 and 2018, and amounts outstanding under these credit lines were not material as of December 31, 2019 and March 31, 2019.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4 billion in outstanding commercial paper notes. During the nine months ended December 31, 2019 and 2018, the Company borrowed $15.9 billion and $30.4 billion, and repaid $13.7 billion and $29.3 billion under the program. At December 31, 2019, there were $2.1 billion of commercial paper notes outstanding with a weighted average interest rate of 2.15%. At March 31, 2019, there were no commercial paper notes outstanding.

12.	Leases
Lessee
The Company leases facilities and equipment primarily under operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Remaining terms for facility leases generally range from one to fifteen years, while remaining terms for equipment leases generally range from one to five years. Most real property leases contain renewal options (typically for five-year increments). Generally, the renewal option periods are not included within the lease term as the Company is not reasonably certain to exercise that right at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
ROU assets and operating lease liabilities are recognized at the lease commencement date. ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease liabilities are recognized based on the present value of the future lease payments over the lease term, discounted at the Company’s incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company’s leases. The Company estimates the discount rate as its incremental borrowing rate based on qualitative factors including Company-specific credit rating, lease term, general economic and the interest rate environment. For existing leases that commenced prior to the adoption of the amended leasing guidance, the Company determined the discount rate on April 1, 2019 using the full lease term. Operating lease liabilities are recorded under the caption, “Current portion of operating lease liabilities” and “Long-Term Operating Lease Liabilities” and the corresponding lease assets are recorded under the caption, “Operating Lease Right-of-Use Assets,” in the Company’s condensed consolidated balance sheet. Finance lease assets are included within property, plant and equipment, net and finance lease liabilities are included within the current portion of long-term debt and long-term debt in the Company’s condensed consolidated balance sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	December 31, 2019
Operating leases
Operating Lease Right-of-Use Assets	$2,013

Current portion of operating lease liabilities	$365
Long-Term Operating Lease Liabilities	1,780
Total operating lease liabilities	$2,145

Finance Leases
Property, Plant and Equipment, net	$166

Current portion of long-term debt	$13
Long-Term Debt	150
Total finance lease liabilities	$163

Weighted Average Remaining Lease Term (Years)
Operating leases	8.1
Finance leases	11.5

Weighted Average Discount Rate
Operating leases	3.02%
Finance leases	3.05%

The components of lease cost were as follows:

(In millions)	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Short-term lease cost	$7	$22
Operating lease cost	117	345

Finance lease cost:
Amortization of right-of-use assets	4	9
Interest on lease liabilities	1	3
Total finance lease cost	5	12

Variable lease cost (1)	31	93
Sublease income	(10)	(24)
Total lease cost (2)	$150	$448

(1)	These amounts include payments for maintenance, taxes, payments affected by the consumer price index and other similar metrics and payments contingent on usage.

(2)	These amounts were primarily recorded within operating expenses in the condensed consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Supplemental cash flow information related to leases was as follows:

(In millions)	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(287)
Operating cash flows from finance leases	(3)
Financing cash flows from finance leases	(17)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$2,366
Finance leases	163
(1) These amounts include the transition adjustment for the adoption of the amended leasing guidance discussed in Financial Note 1, “Significant Accounting Policies.”
Maturities of lease liabilities as of December 31, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
The remainder of 2020	$99	$2	$101
2021	428	18	446
2022	372	18	390
2023	311	17	328
2024	255	16	271
Thereafter	969	125	1,094
Total lease payments (1)	2,434	196	2,630
Less imputed interest	(289)	(33)	(322)
Present value of lease liabilities	$2,145	$163	$2,308

(1)	Total lease payments have not been reduced by minimum sublease income of $185 million due under future noncancelable subleases.
As of December 31, 2019, the Company entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $163 million that are not reflected in the table above. These operating leases will commence between 2020 and 2024 with noncancelable lease terms of 3 to 15 years.
As previously disclosed in the Company’s 2019 Annual Report and under the previous lease accounting, the minimum lease payments required under operating leases were as follows as of March 31, 2019:

(In millions)	Noncancelable Operating Leases
2020	$454
2021	397
2022	343
2023	290
2024	236
Thereafter	936
Total minimum lease payments (1) (2)	$2,656

(1)	Amount includes future minimum lease payments for the sale-leaseback transaction of $49 million.

(2)	Total minimum lease payments have not been reduced by minimum sublease income of $133 million due under future noncancelable subleases.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Lessor
The Company primarily leases certain owned equipment, that are classified as direct financing or sales-type leases, to physician practices. As of December 31, 2019, the total lease receivable was $269 million with a weighted average remaining lease term of approximately seven years. Interest income from these leases recorded was not material during the three and nine months ended December 31, 2019.

13.	Pension Benefits
The net periodic expense for defined benefit pension plans was $16 million and $151 million for the three and nine months ended December 31, 2019 and $5 million and $19 million for the three and nine months ended December 31, 2018.
Cash contributions to these plans were $120 million and $132 million for the three and nine months ended December 31, 2019 and $6 million and $53 million for the three and nine months ended December 31, 2018. The three months ended December 31, 2019 includes a cash payment of $114 million from the executive benefit retirement plan. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
On May 23, 2018, the Company’s Board of Directors approved the termination of its frozen U.S. defined benefit pension plan (“Plan”). During the first quarter of 2020, the Company offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from plan assets to these participants in June 2019. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement charge of $17 million ($12 million after-tax) was recorded during the first quarter of 2020. During the second quarter of 2020, the Company transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts for approximately $280 million which was fully funded directly by plan assets. The third-party insurance provider assumed the obligation to pay future pension benefits and provide administrative services on November 1, 2019. As a result, the remaining previously recorded unrecognized losses in accumulated other comprehensive loss for this Plan were recognized as expense and a pre-tax settlement charge of approximately $105 million ($78 million after-tax) was recorded within other income (expense), net, in the Company’s condensed consolidated statements of operations during the second quarter of 2020. As of March 31, 2019, this Plan had an accumulated other comprehensive loss of approximately $121 million.

14.	Hedging Activities
In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts and interest rate swaps. In accordance with its policy, derivatives are only used for hedging purposes. The Company does not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Non-Derivative Instruments Designated as Hedges
At December 31, 2019 and March 31, 2019, the Company had €1.70 billion and €1.95 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within accumulated other comprehensive loss in the condensed consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. In December 2019, the Company prospectively de-designated from net investment hedges €250 million of its Euro-denominated notes which will mature in February 2020.
At March 31, 2019, the Company also had £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges. On September 30, 2019, the Company de-designated its £450 million British pounding sterling-denominated notes prospectively from net investment hedges as the hedging relationship ceased to be effective.
Gains or losses from net investment hedges recorded within other comprehensive income were losses of $59 million and gains of $8 million during the three and nine months ended December 31, 2019 and gains of $39 million and $223 million during the three and nine months ended December 31, 2018. Ineffectiveness on the Company’s non-derivative net investment hedges during the three and nine months ended December 31, 2019 resulted in losses of $3 million and gains of $26 million which were recorded in earnings within other income (expense), net. There was no ineffectiveness in non-derivative net investment hedges during the three and nine months ended December 31, 2018.
Derivatives Designated as Hedges
At December 31, 2019 and March 31, 2019, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $1.5 billion Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded within accumulated other comprehensive loss in the condensed consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the three and nine months ended December 31, 2019 and 2018.
At March 31, 2019, the Company also had cross-currency swaps designated as net investment hedges with a total gross notional amount of £932 million British pound sterling. During the first quarter of 2020, the Company terminated these swaps due to ineffectiveness in its hedges within its British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in its U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million for the nine months ended December 31, 2019, recorded in earnings within other income (expense), net.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded within other comprehensive income were losses of $20 million and $11 million during the three and nine months ended December 31, 2019 and gains of $63 million and $102 million during the three and nine months ended December 31, 2018. These cross-currency swaps will mature between November 2020 and November 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On September 30, 2019, the Company entered into a number of cross-currency swaps designated as fair value hedges with total notional amounts of £450 million British pound sterling. Under the terms of the cross-currency swap contracts, the Company agreed with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread. These swaps are utilized to hedge the changes in the fair value of the underlying £450 million British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives designated as fair value hedges and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from these fair value hedges recorded in earnings were $44 million for the three and nine months ended December 31, 2019, largely offsetting the losses recorded in earnings related to these notes. The swaps will mature in February 2023.
At December 31, 2019 and March 31, 2019, the Company had forward contracts to hedge the U.S. dollar against cash flows denominated in Canadian dollars with total gross notional amounts of $81 million, which were designated as cash flow hedges. The remaining contract will mature in March 2020.
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At December 31, 2019 and March 31, 2019, the Company had cross-currency swaps with total gross notional amounts of approximately $2.9 billion, which are designated as cash flow hedges. These swaps will mature between April 2020 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded within accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses from cash flow hedges recorded within other comprehensive income were gains of $5 million and $40 million during the three and nine months ended December 31, 2019 and gains of $40 million and $42 million during the three and nine months ended December 31, 2018. Gains or losses reclassified from accumulated other comprehensive income and recorded in operating expenses in the condensed consolidated statements of operations were not material in the three and nine months ended December 31, 2019 and 2018. There was no ineffectiveness in the Company’s cash flow hedges for the three and nine months ended December 31, 2019 and 2018.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.
The Company has a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At December 31, 2019 and March 31, 2019, the total gross notional amounts of these contracts were $23 million and $28 million. These contracts will mature through November 2020 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly in earnings within operating expenses. Changes in the fair values were not material in the three and nine months ended December 31, 2019 and 2018. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans.
During the three and nine months ended December 31, 2019, the Company also entered into a number of forward contracts and swaps to offset a portion of the earnings impacts from the ineffectiveness of net investment hedges discussed above. These contracts matured through January 2020 and none of these contracts were designated for hedge accounting. In December 2019, the Company entered into a series of forward contracts with a total notional amount of €250 million to offset the earnings impact from its Euro-denominated notes. These contracts and the notes against which they are offsetting will mature in February 2020 and were not designated for hedge accounting. Changes in the fair value for contracts not designated as hedges are recorded directly in earnings. During the three and nine months ended December 31, 2019, gains of $3 million and losses of $36 million were recorded in earnings within other income (expense), net.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2019			March 31, 2019
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$16	$—	$81	$17	$—	$81
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	24	14	355	—	18	—
Cross-currency swaps (non-current)	Other Noncurrent Assets/Liabilities	59	39	4,237	91	33	5,283
Total		$99	$53		$108	$51
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$3	$—	$322	$—	$—	$14
Foreign exchange contracts (current)	Other accrued liabilities	—	—	14	—	—	14
Total		$3	$—		$—	$—

Refer to Financial Note 15, "Fair Value Measurements," for more information on these recurring fair value measurements.

15.	Fair Value Measurements
At December 31, 2019 and March 31, 2019, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of the Company’s commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.
The Company’s long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.7 billion and $8.2 billion at December 31, 2019, and $7.6 billion and $7.9 billion at March 31, 2019. The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2019 and March 31, 2019 included investments in money market funds of $676 million and $1.2 billion, which are reported at fair value. The fair value of money market funds was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Fair values of the Company’s foreign currency forward contracts were determined using observable inputs from available market information. Fair values of the Company’s cross-currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 14, “Hedging Activities,” for fair value and other information on the Company’s foreign currency derivatives including foreign currency forward contracts and cross-currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended December 31, 2019 and 2018.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
At December 31, 2019, assets measured at fair value on a nonrecurring basis included long-lived assets for the Company’s European Pharmaceutical Solutions segment and the Rexall Health business within Other. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges” for more information.
At March 31, 2019, assets measured at fair value on a nonrecurring basis primarily consisted of goodwill and long-lived assets for the Company’s European Pharmaceutical Solutions segment.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. The Company considered a market approach as well as an income approach using the discounted cash flow (“DCF”) model to determine the fair value of the reporting unit.
Long-lived Assets
The Company utilizes multiple approaches including the DCF model and market approaches for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections from its long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets is considered a Level 3 fair value measurement.
The Company measures certain long-lived and intangible assets at fair value on a nonrecurring basis when events occur that indicate an asset group may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment charge is recorded to reduce the carrying amount by the excess over its fair value.
There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2019 and March 31, 2019.

16.	Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 24 to the Company’s 2019 Annual Report on Form 10-K as it was updated by Financial Note 15 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2019 and Financial Note 15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, which disclosures are incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, it is not reasonably possible for the Company to determine that a loss is probable for a claim, or to reasonably estimate the amount of loss or a range of loss, because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability or seek an indeterminate amount of damages. It is not uncommon for claims to be resolved over many years. The Company reviews loss contingencies at least quarterly, to determine whether the loss probability has changed and whether it can make a reasonable estimate of the possible loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability in the amount of its estimate for the ultimate loss. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability.
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company is a defendant in many cases asserting claims related to distribution of controlled substances. It is named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail pharmacy chains. The plaintiffs in these actions include state attorneys general, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. These actions have been filed in state and federal courts throughout the United States, and in Puerto Rico and Canada. They seek monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes.
Since December 5, 2017, nearly all such cases pending in federal district courts have been transferred for consolidated pre-trial proceedings to a multi-district litigation (“MDL”) in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-28-04. At present, there are approximately 2,700 cases under the jurisdiction of the MDL court. In suits filed against the Company by Cuyahoga County, Ohio, and Summit County, Ohio, the parties finalized a settlement agreement on December 26, 2019. Under the terms of the agreement, the Company did not admit liability and expressly denied wrongdoing, and paid the counties a total of $82 million on January 9, 2020. This charge was recorded within operating expenses for the nine months ended December 31, 2019.
Three cases involving McKesson that were previously part of the federal MDL have been selected for possible remand to other federal courts. On January 6, 2020, with the consent of the parties involved, the MDL court suggested remand to the Judicial Panel on Multidistrict Litigation of certain claims in the case brought against the three largest distributors by Cabell County, WV, and the City of Huntington, WV. On January 14, 2020, the Judicial Panel on Multidistrict Litigation finalized its Conditional Remand Order, ordering that the cases be remanded to the U.S. District Court for the Southern District of West Virginia.
On November 19, 2019, the MDL court suggested remand in the cases of the Cherokee Nation and the City and County of San Francisco. On November 20, 2019, the Judicial Panel on Multidistrict Litigation entered a Conditional Remand Order, but stayed the order pending resolution of any objections. The defendants have objected to remand of those cases, and those objections are currently pending before the Judicial Panel for Multidistrict Litigation.
The Company is also named in approximately 360 similar state court cases pending in 44 states plus Puerto Rico. These include actions filed by twenty state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits and putative class action lawsuits brought on behalf of the guardians of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state cases. Trial is currently scheduled to begin in March in a case brought by the New York attorney general and two New York county governments.
The Company has been involved in discussions with the objective of achieving broad resolution of opioids-related claims brought by governmental entities. For example, on October 21, 2019, four state attorneys general announced certain terms of a proposed framework for the potential settlement of those opioid claims that they indicated they would find acceptable. The proposed framework would have expected the three largest U.S. pharmaceutical distributors to pay an aggregate amount of up to $18.0 billion over 18 years, with up to approximately $6.9 billion over 18 years expected from the Company, with any finally-determined amount being subject to adjustment based on various contingencies, including sufficient resolution with States, political subdivisions and other governmental entities nationwide. The proposed framework also would have required the three distributors, including the Company, to adopt changes to anti-diversion programs and to participate in a program involving the distribution of certain medication used to treat opioid use disorder.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Because of the novelty of the claims asserted and the complexity of litigation involving numerous parties across multiple jurisdictions, the Company has determined that liability is not probable, and is not able to reasonably estimate a loss or range of loss. To be viable, a broad settlement arrangement would require participation of numerous parties and the resolution of many complex issues. The scope and terms of any settlement framework, including the financial terms, have not been determined. Because of the many uncertainties associated with any potential settlement arrangements, the Company has not reached a point where settlement is probable, and as such has not recognized any liability related to any potential settlement framework as of December 31, 2019. The Company believes that it has valid defenses to the claims pending against it and intends to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
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
Subject to court approval, the parties have reached an agreement to resolve the shareholder derivative lawsuits. Under that agreement: (i) insurance carriers would pay the Company $175 million, less any attorneys’ fees and expenses awarded by the court to plaintiffs’ counsel; and (ii) the Company would implement certain corporate governance enhancements that would remain in effect for four years after court approval of the agreement. The agreement does not include any admission of liability.
II. Other Litigation and Claims
On May 21, 2019, Jean E. Henry, a purported Company shareholder, filed a shareholder derivative complaint in the Superior Court of San Francisco, California against certain current and former officers and directors of the Company, and the Company as a nominal defendant, alleging violations of fiduciary duties and waste of corporate assets with respect to an alleged conspiracy to fix the prices of generic drugs, Henry v. Tyler, et al., CGC-19-576119. On May 23, 2019, the Company removed the case to the United States District Court for the Northern District of California, Case No. 19-cv-02869. On August 26, 2019, the plaintiff filed an amended complaint, removing all claims except for an alleged breach of fiduciary duty by the named current and former officers and directors of the Company. On January 21, 2020, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss the complaint, and gave the shareholder 30 days to submit an amended complaint.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

In October 2019, the Company’s subsidiary RelayHealth Corporation (“RelayHealth”) was served with three purported class action complaints filed in the United States District Court for the Northern District of Illinois. The complaints allege that RelayHealth violated the Sherman Act by entering into an agreement with co-defendant Surescripts, LLC not to compete in the electronic prescription routing market, and by conspiring with Surescripts, LLC to monopolize that market, Powell Prescription Center, et al. v. Surescripts, LLC, et al., No. 1:19-cv-06627; Intergrated Pharmaceutical Solutions LLC v. Surescripts, LLC, et al., 1:19-cv-06778; Falconer Pharmacy, Inc. v. Surescripts LLC, et al., No. 1:19-cv-07035. In November 2019, three similar complaints were filed in the United States District Court for the Northern District of Illinois. Kennebunk Village Pharmacy, Inc. v. SureScripts, LLC, et al., 1:19-cv-7445; Whitman v. SureScripts, LLC et al., No. 1:19-cv-7448; BBK Global Corp. v. SureScripts, LLC et al., 1:19-cv-7640. In December 2019, the six actions were consolidated in the Northern District of Illinois. The complaints seek relief including treble damages, attorney fees, and costs.
In December 2019, the Company was served with two qui tam complaints filed by the same two relators alleging violations of the federal False Claims Act, the California False Claims Act, and the California Unfair Business Practices statute based on alleged predicate violations of the Controlled Substances Act and its implementing regulations, United States ex rel. Kelley, 19-cv-2233, and State of California ex rel. Kelley, CGC-19-576931. The complaints seek relief including treble damages, civil penalties, attorney fees, and costs in unspecified amounts.
In December 2019, a group of independent pharmacies and a hospital filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania alleging that various wholesalers, including McKesson Corporation, violated the Sherman Act by colluding with manufacturers to restrain trade in the sale of generic drugs. Reliable Pharmacy v. Actavis Holdco US, Inc., et al., No. 2:19-cv-6044. The complaint seeks relief including treble damages, disgorgement, attorney fees, and costs in unspecified amounts.
III. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. On November 12, 2019, the New York Department of Financial Services sent a Notice of Intent to Commence Enforcement Action to McKesson Corporation and PSS World Medical, Inc. for alleged violations of the New York Insurance Law and/or New York Financial Services Law, and seeking civil monetary penalties, in connection with manufacturing and distributing opioids in New York. In January 2020, the United States Attorney’s Office for the District of Massachusetts served a Civil Investigative Demand on the Company seeking documents related to certain discounts and rebates paid to physician practice customers.

17.	Stockholders' Equity
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
Share Repurchase Plans
Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions.
In May 2019, the Company entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. McKesson repurchased a total of 4.7 million shares at an average price per share of $127.68 during the first quarter of 2020.
During the first quarter of 2020, McKesson repurchased 0.7 million of its shares for $84 million through open market transactions at an average price per share of $128.64. During the second quarter of 2020, McKesson repurchased 5.2 million of its shares for $750 million through open market transactions at an average price per share of $144.28. During the third quarter of 2020, McKesson repurchased 3.4 million of its shares for $500 million through open market transactions at an average price per share of $148.39.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The total authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at December 31, 2019.
 Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2019	2018	2019	2018
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax benefit of nil, nil, nil and nil (2) (3)	$101	$(188)	$57	$(456)
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	101	(188)	57	(456)
Unrealized gains (losses) on net investment hedges
Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of $21, ($27), $1 and ($85)(4)	(58)	75	(2)	240
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	(58)	75	(2)	240
Unrealized gains on cash flow hedges
Unrealized gains on cash flow hedges arising during period, net of income tax (expense) benefit of $3, ($5), ($7) and ($5)	8	35	33	37
Reclassified to income statement, net of income tax expense of nil, nil, nil and nil	—	—	—	—
	8	35	33	37
Changes in retirement-related benefit plans (5)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, nil, $1 and nil	—	—	(3)	—
Amortization of actuarial (gain) loss, prior service cost and transition obligation, net of income tax (expense) benefit of nil, $1, nil and ($1) (6)	(2)	1	—	5
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil and nil	(6)	2	1	10
Reclassified to income statement, net of income tax expense of $3, nil, $35 and nil (7)	8	—	98	—
	—	3	96	15

Other comprehensive income (loss), net of tax	$51	$(75)	$184	$(164)

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of the Company’s foreign subsidiary, McKesson Europe, into the Company’s reporting currency, U.S. dollars, during the three and nine months ended December 31, 2019 and 2018.

(2)
During the three and nine months ended December 31, 2019, the net foreign currency translation gains were primarily due to the strengthening of the Euro and Canadian dollar against the U.S. dollar, partially offset by weakening of the British pound sterling from April 1, 2019 to December 31, 2019. During the three and nine months ended December 31, 2018, the net foreign currency translation losses were primarily due to the weakening of the Euro, the British pound sterling and Canadian dollar against the U.S. dollar from April 1, 2018 to December 31, 2018.

(3)
The three and nine months ended December 31, 2019 include net foreign currency translation gains of $12 million and losses of $1 million and the three and nine months ended December 31, 2018 include net foreign currency translation losses of $11 million and $57 million attributable to redeemable noncontrolling interests.

(4)
The three and nine months ended December 31, 2019 include foreign currency losses of $59 million and gains of $8 million on the net investment hedges from the €1.70 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and losses of $20 million and $11 million on the net investment hedges from the cross-currency swaps. The three and nine months ended December 31, 2018 include foreign currency gains of $39 million and $223 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gains of $63 million and $102 million on the net investment hedges from cross-currency swaps.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

(5)
The three and nine months ended December 31, 2019 include net actuarial losses of $2 million and $1 million and the three and nine months ended December 31, 2018 include net actuarial gains of nil and $2 million which are attributable to redeemable noncontrolling interests.

(6)
Pre-tax amount reclassified into cost of sales and operating expenses in the Company’s condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in the Company’s condensed consolidated statements of operations.

(7)
The nine months ended December 31, 2019 primarily reflects a reclassification of losses in the second quarter of 2020 upon the termination of the Plan from accumulated other comprehensive loss to other income (expense), net in the Company’s condensed consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s accumulated other comprehensive income (loss), net of tax, by component, for the three and nine months ended December 31, 2019 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2019	$(1,659)	$109	$(12)	$(142)	$(1,704)
Other comprehensive income (loss) before reclassifications	101	(58)	8	(6)	45
Amounts reclassified to earnings and other	—	—	—	6	6
Other comprehensive income (loss)	101	(58)	8	—	51
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	12	—	—	(2)	10
Other comprehensive income (loss) attributable to McKesson	89	(58)	8	2	41
Balance at December 31, 2019	$(1,570)	$51	$(4)	$(140)	$(1,663)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(1,628)	$53	$(37)	$(237)	$(1,849)
Other comprehensive income (loss) before reclassifications	57	(2)	33	(2)	86
Amounts reclassified to earnings and other	—	—	—	98	98
Other comprehensive income (loss)	57	(2)	33	96	184
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(1)	—	—	(1)	(2)
Other comprehensive income (loss) attributable to McKesson	58	(2)	33	97	186
Balance at December 31, 2019	$(1,570)	$51	$(4)	$(140)	$(1,663)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding changes in the Company’s accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended December 31, 2018 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(1,480)	$(23)	$(59)	$(200)	$(1,762)
Other comprehensive income (loss) before reclassifications	(188)	75	35	2	(76)
Amounts reclassified to earnings and other	—	—	—	1	1
Other comprehensive income (loss)	(188)	75	35	3	(75)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(11)	—	—	—	(11)
Other comprehensive income (loss) attributable to McKesson	(177)	75	35	3	(64)
Balance at December 31, 2018	$(1,657)	$52	$(24)	$(197)	$(1,826)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)
Other comprehensive income (loss) before reclassifications	(456)	240	37	10	(169)
Amounts reclassified to earnings and other	—	—	—	5	5
Other comprehensive income (loss)	(456)	240	37	15	(164)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(57)	—	—	2	(55)
Other comprehensive income (loss) attributable to McKesson	(399)	240	37	13	(109)
Balance at December 31, 2018	$(1,657)	$52	$(24)	$(197)	$(1,826)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

18.	Related Party Balances and Transactions
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
Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” for information regarding related party balances and transactions with Change Healthcare Inc. and Change Healthcare LLC.

19.	Segments of Business
The Company reports its financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
The Company’s U.S. Pharmaceutical and Specialty Solutions segment distributes pharmaceutical and other healthcare-related products and also provides pharmaceutical solutions to life sciences companies in the United States.
The Company’s European Pharmaceutical Solutions segment provides distribution and services to wholesale, institutional and retail customers and serves patients and consumers in 13 European countries through its own pharmacies and participating pharmacies that operate under brand partnership and franchise arrangements.
The Company’s Medical-Surgical Solutions segment distributes medical-surgical supplies and provides logistics and other services to healthcare providers in the United States.
Other primarily consists of the following:

•	McKesson Canada which distributes pharmaceutical and medical products and operates Rexall Health retail pharmacies;

•	McKesson Prescription Technology Solutions which provides innovative technologies that support retail pharmacies; and

•	the Company’s investment in Change Healthcare JV

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2019	2018	2019	2018
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$46,923	$44,279	$137,067	$126,866
European Pharmaceutical Solutions (1)	6,931	6,911	20,239	20,485
Medical-Surgical Solutions (1)	2,141	2,012	6,100	5,663
Other	3,177	3,006	9,110	8,876
Total Revenues	$59,172	$56,208	$172,516	$161,890

Operating profit (loss) (2)
U.S. Pharmaceutical and Specialty Solutions (3)	$687	$671	$1,905	$1,824
European Pharmaceutical Solutions (4)	(303)	26	(297)	(524)
Medical-Surgical Solutions	124	136	378	334
Other (5) (6)	61	74	(1,109)	283
Total	569	907	877	1,917
Corporate Expenses, Net (7)	(211)	(190)	(750)	(480)
Interest Expense	(64)	(67)	(184)	(194)
Income (Loss) from Continuing Operations Before Income Taxes	$294	$650	$(57)	$1,243

Revenues, net by geographic area
United States	$49,310	$46,523	$143,924	$133,186
Foreign	9,862	9,685	28,592	28,704
Total Revenues	$59,172	$56,208	$172,516	$161,890

(1)
Revenues from services represent less than 1% of the Company’s U.S. Pharmaceutical and Specialty Solutions segment’s total revenues, less than 10% of the Company’s European Pharmaceutical Solutions segment’s total revenues and less than 2% of the Company’s Medical-Surgical Solutions segment’s total revenues.

(2)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for the Company’s operating segments.

(3)
The Company’s U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for the three and nine months ended December 31, 2019 includes pre-tax credits of $66 million and $114 million ($49 million and $84 million after-tax), and for the three and nine months ended December 31, 2018 includes pre-tax credits of $21 million and $64 million ($16 million and $47 million after-tax) related to the last-in, first-out (“LIFO”) method of accounting for inventories. Operating profit for the three and nine months ended December 31, 2018 also includes $104 million and $139 million of cash receipts for the Company’s share of antitrust legal settlements and a $60 million pre-tax charge related to a customer bankruptcy.

(4)
European Pharmaceutical Solutions segment’s operating loss for the three and nine months ended December 31, 2019 includes a charge of $282 million (pre-tax and after-tax) to remeasure to fair value the assets and liabilities of the Company’s German wholesale business to be contributed to a joint venture and long-lived asset impairment charges of $64 million ($53 million after-tax). European Pharmaceutical Solutions segment’s operating loss for the nine months ended December 31, 2018 includes non-cash goodwill impairment charges of $570 million (pre-tax and after-tax).

(5)
Operating loss for Other for the nine months ended December 31, 2019 includes a pre-tax impairment charge of $1.2 billion ($864 million after-tax), pre-tax dilution loss of $246 million associated with the Company’s investment in Change Healthcare JV, and goodwill and long-lived asset impairment charges of $32 million (pre-tax and after-tax) recognized for the Company’s Rexall Health retail business. Operating profit (loss) for Other also includes the Company’s proportionate share of loss from Change Healthcare JV of $28 million and $75 million for the three and nine months ended December 31, 2019 and $50 million and $162 million for the three and nine months ended December 31, 2018.

(6)
Operating profit for Other for the three and nine months ended December 31, 2018 includes goodwill and long-lived asset impairment charges of $56 million (pre-tax and after-tax) for the Company’s Rexall Health retail business and a pre-tax gain of $56 million ($41 million after-tax) for the 2019 third quarter sale of an equity investment. Operating profit for Other for the nine months ended December 31, 2018 includes a pre-tax credit of $90 million ($66 million after-tax) for the derecognition of the TRA liability payable to the shareholders of Change Healthcare Inc, an escrow settlement gain of $97 million (pre-tax and after-tax) for certain indemnity and other claims related to the Company’s 2017 third quarter acquisition of Rexall Health, and pre-tax restructuring and asset impairment charges of $89 million ($83 million after-tax) primarily associated with the closure of retail pharmacy stores within the Company’s Canadian business.

(7)
Corporate expenses, net, for the nine months ended December 31, 2019 include pre-tax settlement charges of $122 million ($90 million after-tax) for the termination of the Company’s defined benefit pension plan and a settlement charge of $82 million ($61 million after-tax) related to opioid claims. The three and nine months ended December 31, 2019 includes $36 million and $190 million of pre-tax charges of opioid-related costs, primarily litigation expenses. Corporate expenses, net, for the three and nine months ended December 31, 2018 include a pre-tax restructuring charge of $31 million ($23 million after-tax) related to the Company’s corporate headquarters relocation announced during the third quarter of 2019.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 previously filed with the SEC on May 15, 2019 (“2019 Annual Report”).
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean our fiscal year.
Certain statements in this report constitute forward-looking statements. See “Cautionary Notice About Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Operating Segments
We report our financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Refer to Financial Note 19, “Segments of Business,” in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended December 31,				Nine Months Ended December 31,
	2019	2018	Change		2019	2018	Change
Revenues	$59,172	$56,208	5%		$172,516	$161,890	7%
Gross Profit	3,033	2,970	2		8,687	8,553	2
Gross Profit Margin	5.13%	5.28%	(15)	bp	5.04%	5.28%	(24)	bp
Operating Expenses:
Operating Expenses	$(2,535)	$(2,156)	18%		$(6,861)	$(6,219)	10%
Goodwill Impairment Charges	(2)	(21)	(90)		(2)	(591)	(100)
Restructuring, Impairment and Related Charges	(136)	(110)	24		(204)	(288)	(29)
Total Operating Expenses	(2,673)	(2,287)	17		(7,067)	(7,098)	—
Operating Expenses as a Percentage of Revenues	4.52%	4.07%	45	bp	4.10%	4.38%	(28)	bp
Other Income (Expense), Net	$26	$84	(69)%		$(15)	$144	(110)%
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture	(28)	(50)	(44)		(1,478)	(162)	812
Interest Expense	(64)	(67)	(4)		(184)	(194)	(5)
Income (Loss) from Continuing Operations Before Income Taxes	294	650	(55)		(57)	1,243	(105)
Income Tax Benefit (Expense)	(47)	(123)	(62)		111	(245)	(145)
Income from Continuing Operations	247	527	(53)		54	998	(95)
Income (Loss) from Discontinued Operations, Net of Tax	(5)	(1)	400		(12)	1	NM
Net Income	242	526	(54)		42	999	(96)
Net Income Attributable to Noncontrolling Interests	(56)	(57)	(2)		(163)	(169)	(4)
Net Income (Loss) Attributable to McKesson Corporation	$186	$469	(60)%		$(121)	$830	(115)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing operations	$1.06	$2.41	(56)%		$(0.60)	$4.17	(114)%
Discontinued operations	(0.03)	(0.01)	200		(0.06)	0.01	(700)
Total	$1.03	$2.40	(57)%		$(0.66)	$4.18	(116)%

Weighted Average Diluted Common Shares	180	195	(8)%		183	199	(8)%
bp - basis points
NM - not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues
Revenues increased for the three and nine months ended December 31, 2019 compared to the same prior year periods primarily due to market growth, including expanded business with existing customers. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross Profit
Gross profit increased for the three and nine months ended December 31, 2019 compared to the same prior year periods primarily due to market growth and higher last-in, first-out (“LIFO”) credits in 2020 as further described below, partially offset by unfavorable effects of foreign currency exchange fluctuations. Gross profit for the nine months ended December 31, 2019 was favorably impacted by our 2019 first quarter acquisition of Medical Specialties Distributors LLC (“MSD”).
Additionally, gross profit and gross profit margin for the three and nine months ended December 31, 2018 included net cash proceeds received of $104 million and $139 million representing our share of antitrust legal settlements.
LIFO inventory credits were $66 million and $21 million for the three months ended December 31, 2019 and 2018 and $114 million and $64 million for the nine months ended December 31, 2019 and 2018, which favorably impacted our gross profit margin in 2020 compared to the prior year. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO credits are higher in 2020 compared to 2019 primarily due to lower brand inflation and higher generic deflation.
Total Operating Expenses
Total operating expenses and operating expenses as a percentage of revenues increased for the three months ended December 31, 2019 compared to the same prior year period primarily due to the following significant items:

•
2020 charge of $282 million to remeasure assets and liabilities held for sale to the lower of carrying value or fair value less costs to sell related to the expected contribution of the majority of our German wholesale business to create a joint venture in which McKesson will have a non-controlling interest within our European Pharmaceutical Solutions segment. Refer to Financial Note 3, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information;

•
restructuring, impairment and related charges of $136 million and $110 million for the three months ended December 31, 2019 and 2018. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information; and

•	opioid-related expenses of $36 million and $20 million for the three months ended December 31, 2019 and 2018, primarily related to litigation expenses.
These charges were offset by the following significant items:

•	2019 charge of $60 million related to a customer bankruptcy; and

•	2019 goodwill impairment charge of $21 million related to our Rexall Health reporting unit included in Other.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

In addition to the aforementioned items impacting the three months ended December 31, 2019, total operating expenses and operating expenses as a percentage of revenues decreased for the nine months ended December 31, 2019 compared to the same prior year period primarily due to the following significant items:

•
2019 first quarter goodwill impairment charge of $570 million for our European Pharmaceutical Solutions segment. Refer to Financial Note 5, “Goodwill Impairment Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information;

•	restructuring, impairment and related charges of $204 million and $288 million for the nine months ended December 31, 2019 and 2018; and

•	favorable effects of foreign currency exchange fluctuations.
These charges were offset by the following significant items:

•	2019 first quarter gain from an escrow settlement of $97 million representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health;

•
opioid-related expenses of $190 million and $96 million for the nine months ended December 31, 2019 and 2018, primarily related to litigation expenses, including the second quarter charge of $82 million recorded in connection with an agreement executed in December 2019 to settle all opioids related claims filed by two Ohio counties, as further discussed below; and

•	2019 second quarter credit of $90 million for the derecognition of a liability related to the tax receivable agreement (“TRA”) payable to the shareholders of Change Healthcare, Inc.
Opioid-Related Litigation and Claims
We are a defendant in over 3,000 cases asserting claims related to distribution of controlled substances (opioids) in federal and state courts. We are a party to discussions with the objective of achieving broad resolution of the remaining claims. Because of the large number of parties involved, together with the novelty and complexity of the issues, for which there may be different considerations among the parties, we cannot predict the successful resolution through a negotiated settlement. On October 21, 2019, we disclosed a settlement with two Ohio counties, for which we recorded a charge of $82 million recorded within operating expense for the second quarter of 2020. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 16, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for more information.
State Opioid Statutes
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect our business in ways that we may not be able to predict. In April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the imposition of an annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York.  On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State of New York appealed to the U.S. Court of Appeals to the Second Circuit but did not seek a stay of the district court’s ruling. During the third quarter of 2019, we reversed the previously accrued estimated liability under the New York State OSA. The State of New York has subsequently adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The excise tax would apply only to the first sale occurring in New York, and thus may not apply to sales from our distribution centers in New York to New York customers. In addition, certain states have now passed legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states. Other states are also considering similar legislation. These proposed and passed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted. Taxes or assessments incurred under state opioid statutes were not material during the three and nine months ended December 31, 2019 and 2018.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Restructuring Initiatives
During 2019, we committed to various restructuring initiatives intended to drive long-term incremental profit growth and increase operational efficiency. The initiatives consist of the optimization of our operating models and cost structures primarily through centralization and outsourcing of certain administrative functions and cost management. The initiatives also consist of implementing certain actions including a reduction in workforce, reorganization and consolidation of our business operations and related headcount reductions, the closures of retail pharmacy stores in Europe as well as other facility closures. This set of initiatives are expected to be completed by the end of 2021. Additionally, we committed to certain actions in connection with the previously announced relocation of our corporate headquarters from San Francisco, California to Irving, Texas, which became effective April 1, 2019. We anticipate that the relocation will be completed by January 2021. In connection with these initiatives, we expect to record total charges of approximately $520 million to $660 million, of which $434 million of charges were recorded to date primarily representing employee severance, exit-related costs, asset impairment charges and accelerated depreciation. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on various initiatives.
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
On October 1, 2019, we voluntarily changed our annual goodwill impairment testing date from January 1 to October 1 to better align with the timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. Refer to Note 5, “Goodwill Impairment Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Other Income (Expense), Net
Other income (expense), net, decreased in 2020 compared to the prior year primarily due to higher gains recognized from the sale of investments in the third quarter of 2019. For the nine months ended December 31, 2019, the decrease was also due to the 2020 pension settlement charges of $122 million related to our previously approved termination of the frozen U.S. defined benefit pension plan, partially offset by higher settlement gains in 2020 from our derivative contracts. In connection with the pension plan termination, we purchased annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Equity Earnings and Charges from Investment in Change Healthcare Joint Venture
Our investment in Change Healthcare LLC (“Change Healthcare JV”) is accounted for using the equity method of accounting. Our proportionate share of loss from our investment in Change Healthcare JV was $28 million and $50 million for the three months ended December 31, 2019 and 2018, and $75 million and $162 million for the nine months ended December 31, 2019 and 2018. During the first quarter of 2020 and for the three and nine months ended December 31, 2018, we owned approximately 70% of this joint venture.
On June 27, 2019, common stock and certain other securities of Change Healthcare Inc. began trading on the NASDAQ (“IPO”). On July 1, 2019, upon the completion of its IPO, Change Healthcare Inc. contributed net cash proceeds it received from its offering of common stock to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities were also used by Change Healthcare Inc. to acquire certain securities of Change Healthcare JV. As a result, McKesson’s equity interest in Change Healthcare JV was reduced to approximately 58.5%, which was used to recognize our proportionate share in net loss from Change Healthcare JV, commencing the second quarter of 2020. As a result of the ownership dilution to 58.5% from 70%, we recognized a dilution loss of approximately $246 million in the second quarter of 2020. Additionally, our proportionate share of income or loss from this investment is expected to be further reduced as settlements of other securities may occur in the future reporting periods.
In the second quarter of 2020, we recorded an other-than-temporary impairment (“OTTI”) charge of $1.2 billion to our investment in Change Healthcare JV, representing the difference between the carrying value of the Company’s investment and the fair value derived from the corresponding closing price of Change Healthcare Inc.’s common stock at September 30, 2019. This charge was included within equity earnings and charges from investment in Change Healthcare joint venture in the Company’s condensed consolidated statements of operations for the nine months ended December 31, 2019.
We expect to complete a tax-efficient exit from the investment in Change Healthcare JV through a distribution of the shares of our subsidiary, PF2 SpinCo, Inc. (“SpinCo”), which holds all of our interests in the Change Healthcare JV, to our shareholders. This will be followed by a merger of SpinCo with Change Healthcare Inc. in exchange for shares of common stock in Change Healthcare Inc. (“Qualified McKesson Exit”). If the Qualified McKesson Exit does not qualify as a tax-efficient transaction, Change Healthcare Inc. has agreed to pay us 85% of related cash tax savings realized subsequent to the spin-off or split-off, and in certain circumstances, if the failure of the Qualified McKesson Exit to qualify as a tax efficient transaction is due to Change Healthcare Inc.’s failure to comply with a tax matters agreement, to indemnify us for certain tax-related losses. In the event of a partial exit, Change Healthcare Inc. will be required to pay us 85% of the net cash tax savings realized from the exchange of a portion of our interest in Change Healthcare JV for shares of common stock in Change Healthcare Inc. On February 4, 2020, SpinCo filed a registration statement with the SEC on Form S-4 and Form S-1 relating to a potential exit from our investment in the Change Healthcare JV.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Transaction-Related Expenses and Adjustments
Transaction-related expenses and adjustments generally include transaction and integration expenses as well as gains and losses that are directly related to acquisitions, the formation of joint ventures and divestitures. These expenses were $341 million and $52 million for the three months ended December 31, 2019 and 2018 and $667 million and $167 million for the nine months ended December 31, 2019 and 2018.
Transaction-related expenses and adjustments were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Operating Expenses
Integration related expenses	$20	$26	$53	$77
Restructuring, severance and relocation	1	—	1	4
Transaction-related expenses (1)	303	1	303	3
Other Expenses (2)	17	25	310	83
Transaction-Related Expenses and Adjustments	$341	$52	$667	$167

(1)
The three and nine months ended December 31, 2019 includes a charge of $282 million to remeasure to fair value the assets and liabilities of our German wholesale business to be contributed to a joint venture.

(2)
Includes our proportionate share of transaction and integration expenses incurred by Change Healthcare JV, excluding certain fair value adjustments, which were recorded within equity earnings and charges from investment in Change Healthcare joint venture. The nine months ended December 31, 2019 includes a dilution loss of $246 million as a result of the Change Healthcare JV investment ownership dilution from approximately 70% to approximately 58.5%.

Amortization Expenses of Acquired Intangible Assets
Amortization expenses of intangible assets directly related to business acquisitions and our investment in Change Healthcare JV were $177 million and $197 million for the three months ended December 31, 2019 and 2018 and $547 million and $594 million for the nine months ended December 31, 2019 and 2018. These amounts are primarily recorded in operating expenses and equity earnings and charges from investment in Change Healthcare JV.
Income Tax Benefit (Expense)
During the three months ended December 31, 2019 and 2018, we recorded income tax expense of $47 million and $123 million related to continuing operations. During the nine months ended December 31, 2019 and 2018, we recorded income tax benefit of $111 million and expense of $245 million related to continuing operations. During the three and nine months ended December 31, 2019, no tax benefit was recognized for the charge of $282 million to remeasure to fair value the assets and liabilities of our German wholesale business to be contributed to a joint venture within our European Pharmaceutical Solutions segment. During the nine months ended December 31, 2018, no tax benefit was recognized for the total goodwill impairment charge of $591 million related to our European Pharmaceutical Solutions segment and Rexall Health reporting unit in Other given that this charge is not deductible for income tax purposes. Fluctuations in our reported income tax rates are primarily due to the prior year impact of nondeductible impairment charges as well as changes within our business mix of income and discrete items recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended December 31, 2019 and 2018, primarily represents ClarusONE, Vantage Oncology Holdings, LLC and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Refer to Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Net Income (Loss) Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $186 million and $469 million for the three months ended December 31, 2019 and 2018. Net income (loss) attributable to McKesson Corporation was $(121) million and $830 million for the nine months ended December 31, 2019 and 2018. Diluted earnings per common share attributable to McKesson Corporation was $1.03 and $2.40 for the three months ended December 31, 2019 and 2018. Diluted earnings (loss) per common share attributable to McKesson Corporation was $(0.66) and $4.18 for the nine months ended December 31, 2019 and 2018. The nine months ended December 31, 2019 was calculated by excluding dilutive securities from the denominator due to their anti-dilutive effects. Additionally, our 2020 and 2019 diluted earnings per share reflect the cumulative effects of share repurchases.
Weighted Average Diluted Common Shares
Diluted earnings (loss) per common share was calculated based on a weighted average number of shares outstanding of 180 million and 195 million for the three months ended December 31, 2019 and 2018 and 183 million and 199 million for the nine months ended December 31, 2019 and 2018. Weighted average diluted shares for 2020 decreased from 2019 primarily reflecting common stock repurchases.
Segment Results:
Revenues:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2019	2018	Change	2019	2018	Change
U.S. Pharmaceutical and Specialty Solutions	$46,923	$44,279	6%	$137,067	$126,866	8%
European Pharmaceutical Solutions	6,931	6,911	—	20,239	20,485	(1)
Medical-Surgical Solutions	2,141	2,012	6	6,100	5,663	8
Other	3,177	3,006	6	9,110	8,876	3
Total Revenues	$59,172	$56,208	5%	$172,516	$161,890	7%
U.S. Pharmaceutical and Specialty Solutions: U.S. Pharmaceutical and Specialty Solutions revenues for the three and nine months ended December 31, 2019 increased 6% and 8% compared to the same prior year periods primarily due to market growth, including expanded business with existing customers, and growth of specialty pharmaceuticals. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversions.
European Pharmaceutical Solutions: European Pharmaceutical Solutions revenues remained flat for the three months ended December 31, 2019 and decreased 1% for the nine months ended December 31, 2019 compared to the same prior year periods primarily due to unfavorable effects of foreign currency exchange fluctuations of 3% and 4%, partially offset by market growth in our distribution businesses.
Medical-Surgical Solutions: Medical-Surgical Solutions revenues for the three and nine months ended December 31, 2019 increased 6% and 8% compared to the same prior year periods primarily due to market growth. Our 2019 first quarter acquisition of MSD also favorably impacted revenues for the nine months ended December 31, 2019.
Other: Revenues in Other for the three and nine months ended December 31, 2019 increased 6% and 3% compared to the same prior year periods primarily due to growth in our Canadian and McKesson Prescription Technology Solutions (“MRxTS”) businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit (Loss), Corporate Expenses, Net and Interest Expense:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Segment Operating Profit (Loss) (1)
U.S. Pharmaceutical and Specialty Solutions	$687	$671	2%	$1,905	$1,824	4%
European Pharmaceutical Solutions (2)	(303)	26	NM	(297)	(524)	(43)
Medical-Surgical Solutions	124	136	(9)	378	334	13
Other (3)	61	74	(18)	(1,109)	283	(492)
Subtotal	569	907	(37)	877	1,917	(54)
Corporate Expenses, Net (4)	(211)	(190)	11	(750)	(480)	56
Interest Expense	(64)	(67)	(4)	(184)	(194)	(5)
Income (Loss) from Continuing Operations Before Income Taxes	$294	$650	(55)%	$(57)	$1,243	(105)%

Segment Operating Profit (Loss) Margin
U.S. Pharmaceutical and Specialty Solutions	1.46%	1.52%	(6) bp	1.39%	1.44%	(5) bp
European Pharmaceutical Solutions	(4.37)	0.38	(475)	(1.47)	(2.56)	109
Medical-Surgical Solutions	5.79	6.76	(97)	6.20	5.90	30
bp - basis points
NM - not meaningful

(1)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expenses), net, for our operating segments.

(2)
Operating loss of our European Pharmaceutical Solutions segment includes a charge of $282 million to remeasure to fair value the assets and liabilities of our German wholesale business to be contributed to a joint venture for the three and nine months ended December 31, 2019 and a goodwill impairment charge of $570 million for the nine months ended December 31, 2018.

(3)
Operating loss for Other for the nine months ended December 31, 2019 includes an impairment charge of $1.2 billion and a dilution loss of $246 million related to our investment in Change Healthcare JV.

(4)	Corporate expenses, net for the nine months ended December 31, 2019 includes a pension settlement charge of $122 million and a settlement charge of $82 million related to opioid claims.

U.S. Pharmaceutical and Specialty Solutions: Operating profit increased and operating profit margin decreased for this segment for the three and nine months ended December 31, 2019 compared to the same prior year periods. Operating profit for 2020 was favorably impacted by market growth, including growth in our specialty business. Operating profit and operating profit margin for 2020 was favorably impacted by higher compensation from branded pharmaceutical manufacturers and higher LIFO credits.
Additionally, operating profit and operating profit margin in 2019 includes higher net cash proceeds representing our share of antitrust legal settlements and a reversal of the previously accrued estimated liability under the New York State OSA in the third quarter of 2019, partially offset by a $60 million charge in the third quarter of 2019 related to a customer bankruptcy.
European Pharmaceutical Solutions: Operating loss for the three months ended December 31, 2019 compared to Operating profit for the same prior year period was primarily due to the charge of $282 million in the third quarter of 2020 for the fair value remeasurement related to our German wholesale business to be contributed to a joint venture and higher restructuring, impairment and related charges primarily due to long-lived asset impairments of $64 million.
Operating loss and operating loss margin for this segment improved for the nine months ended December 31, 2019 compared to the same prior year period primarily due to the 2019 goodwill impairment charge of $570 million, partially offset by the aforementioned 2020 third quarter fair value remeasurement charge and long-lived asset impairment charge.
Medical-Surgical Solutions: Operating profit and operating profit margin for this segment decreased for the three months ended December 31, 2019 compared to the same prior year period primarily due to the remeasurement of assets and liabilities held for sale to fair value related to a divestiture, which closed in the fourth quarter of 2020, partially offset by market growth.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating profit and operating profit margin for this segment increased for the nine months ended December 31, 2019 compared to the same prior year period primarily due to market growth and lower restructuring charges, partially offset by the aforementioned fair value remeasurement charge.
Other: Operating profit for Other decreased for the three and nine months ended December 31, 2019 compared to the same prior year periods. Operating profit for Other included the following significant items:

•	2020 second quarter impairment charge of $1.2 billion and the dilution loss of $246 million related to our investment in Change Healthcare JV;

•	2019 first quarter gain from an escrow settlement of $97 million representing certain indemnity and other claims related to our third quarter 2017 acquisition of Rexall Health;

•	2019 second quarter credit of $90 million for the derecognition of a liability related to the TRA payable to the shareholders of Change Healthcare, Inc.;

•	2019 third quarter gain of $56 million recognized from the divestiture of an equity investment;

•	2019 third quarter goodwill impairment charge of $21 million recognized for our Rexall Health retail business; and

•	lower restructuring, impairment and related charges for our Canada business and growth in our MRxTS business for the nine months ended December 31, 2019.
Corporate: Corporate expenses, net, increased for the three and nine months ended December 31, 2019 compared to the same prior year periods due to higher costs for technology initiatives, partially offset by lower restructuring expenses. For the nine months ended December 31, 2019, the increase was also due to a $122 million pension settlement charge and an $82 million opioid claim settlement charge, partially offset by higher net settlement gains in 2020 from our derivative contracts.
Interest Expense: Interest expense decreased for the three and nine months ended December 31, 2019 compared to the same prior year periods primarily due to a decrease in the issuance of commercial paper. Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Business Combinations
Refer to Financial Note 6, “Business Combinations,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Commencing on October 1, 2019, we voluntarily changed our annual goodwill impairment testing date from January 1 to October 1 to better align with the timing of our annual long-term planning process. Refer to Financial Note 5, “Goodwill Impairment Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further information.

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

The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Nine Months Ended December 31,
(Dollars in millions)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$(280)	$141	$(421)
Investing activities	(409)	(1,151)	742
Financing activities	(254)	317	(571)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(130)	157
Net change in cash, cash equivalents and restricted cash	$(916)	$(823)	$(93)

Operating activities utilized cash of $280 million and generated cash of $141 million during the nine months ended December 31, 2019 and 2018. Operating activities for the nine months ended December 31, 2019 were affected by decreases in draft and accounts payable primarily associated with timing and an increase in receivables and inventory primarily due to revenue growth, and for the nine months ended December 31, 2018 were affected by increases in receivables, inventory and draft and accounts payable primarily associated with revenue growth. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements and vendor payment terms. During the nine months ended December 31, 2019, we made a cash payment of $114 million from the executive benefit retirement plan. Operating activities for the nine months ended December 31, 2019 also includes a non-cash fair value remeasurement charge of $282 million and a non-cash pension settlement charge of $122 million and for the nine months ended December 31, 2018 includes a non-cash derecognition of the TRA liability of $90 million.

Investing activities utilized cash of $409 million and $1.2 billion during the nine months ended December 31, 2019 and 2018. Investing activities for 2020 and 2019 include $338 million and $405 million in capital expenditures for property, plant and equipment, and capitalized software. Investing activities for the nine months ended December 31, 2018 included $866 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD. Investing activities for 2019 also included $97 million cash received as a result of resolving certain indemnity and other claims related to our 2017 acquisition of Rexall Health.

Financing activities utilized cash of $254 million during the nine months ended December 31, 2019 and provided cash of $317 million during the nine months ended December 31, 2018. Financing activities for the nine months ended December 31, 2019 included cash receipts of $15.9 billion and payments of $13.7 billion for short-term borrowings, primarily commercial paper. Financing activities for the nine months ended December 31, 2018 included cash receipts of $30.4 billion and payments of $29.3 billion for short-term borrowings. Financing activities for the nine months ended December 31, 2019 and 2018 include $2.0 billion and $1.4 billion of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for nine months ended December 31, 2019 and 2018 also include $222 million and $216 million of cash paid for dividends.

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
(UNAUDITED)

In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. We repurchased a total of 4.7 million shares at an average price per share of $127.68 during the first quarter of 2020.
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64. During the second quarter of 2020, we repurchased 5.2 million of the Company’s shares for $750 million through open market transactions at an average price per share of $144.28. During the third quarter of 2020, we repurchased 3.4 million of the Company’s shares for $500 million through open market transactions at an average price per share of $148.39.
The total authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at December 31, 2019.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2019	March 31, 2019
Cash, cash equivalents and restricted cash	$2,065	$2,981
Working capital	(665)	839
Debt to capital ratio (1)	55.7%	43.3%
Return on McKesson stockholders’ equity (2)	(12.1)%	0.4%

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

Cash equivalents, which are readily convertible to known amounts of cash, are carried at fair value. Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, overnight repurchase agreements collateralized by U.S. government securities, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government and British pound sterling denominated AAA rated prime money market funds.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of December 31, 2019 and March 31, 2019 included approximately $1.1 billion and $1.5 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Our debt to capital ratio increased for the nine months ended December 31, 2019 primarily due to higher short-term borrowings and a decrease in stockholders’ equity driven by share repurchases.
In July 2019, we raised our quarterly dividend from $0.39 to $0.41 per common share for dividends declared on or after such date by the Board. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements and other factors.
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.4 billion at December 31, 2019, which exceeded the maximum redemption value of $1.2 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”). The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020.
Refer to Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 11, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Readers are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date such statements were first made. We undertake no obligation to publicly release any updates or revisions to our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include the following factors, which are described in more detail in the Risk Factors discussion in Item 1A of Part I of our most recent Annual Report on Form 10-K, as updated in Item 1A of Part II of our reports on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019 and of this report. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

•	Changes in the U.S. healthcare industry and regulatory environments could have a material adverse impact on our results of operations.

•	Our foreign operations subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial position and results of operations.

•	Changes in the Canadian healthcare industry and regulatory environment could have a material adverse impact on our results of operations.

•	General European economic conditions together with austerity measures taken by certain European governments could have a material adverse impact on our results of operations.

•	Changes in the foreign regulatory environment with respect to privacy and data protection regulations could have a material adverse impact on our results of operations.

•	Our results of operations, which are stated in U.S. dollars, could be adversely impacted by fluctuations in foreign currency exchange rates.

•	Our business could be hindered if we are unable to complete and integrate acquisitions successfully.

•	Our results of operations are impacted by our investment in Change Healthcare JV.

•	Our business and results of operations could be impacted if we fail to manage and complete divestitures and distributions.

•	We are subject to legal and regulatory proceedings that could have a material adverse impact on our financial position and results of operations.

•	Competition and industry consolidation may erode our profit.

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

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 16, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K, and as updated in Item 1A of Part II of our reports on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019.

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
During the first quarter of 2020, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64. During the second quarter of 2020, we repurchased 5.2 million of the Company’s shares for $750 million through open market transactions at an average price per share of $144.28. During the third quarter of 2020, we repurchased 3.4 million of the Company’s shares for $500 million through open market transactions at an average price per share of $148.39.
The total authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at December 31, 2019.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended December 31, 2019.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2019 – October 31, 2019	—	$—	—	$2,035
November 1, 2019 – November 30, 2019	3.4	148.39	3.4	1,535
December 1, 2019 – December 31, 2019	—	—	—	1,535
Total	3.4		3.4

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) related Financial Notes.

††	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 4, 2020	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 4, 2020	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller