Form 10-K
period 2020-03-31
MCKESSON CORP
filed 2020-05-22
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
(972) 446-4800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common stock, $0.01 par value	MCK	New York Stock Exchange
0.625% Notes due 2021	MCK21A	New York Stock Exchange
1.500% Notes due 2025	MCK25	New York Stock Exchange
1.625% Notes due 2026	MCK26	New York Stock Exchange
3.125% Notes due 2029	MCK29	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2019, was approximately $25 billion.
Number of shares of common stock outstanding on April 30, 2020: 161,853,218
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.	Business.
General
McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns), originally founded in 1833, is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information technology. McKesson partners with life sciences companies, manufacturers, providers, pharmacies, governments and other healthcare organizations to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year. The Company was incorporated on July 7, 1994 in the State of Delaware.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) are available free of charge on the Company’s website (www.mckesson.com under the “Investors — Financials — SEC Filings” caption) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is www.sec.gov.
Business Segments
The Company operates its business through three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are referred to and included in Other.

Our U.S. Pharmaceutical and Specialty Solutions segment distributes branded, generic, specialty, biosimilar and over-the-counter (“OTC”) pharmaceutical drugs and other healthcare-related products. This segment provides practice management, technology, clinical support and business solutions to community-based oncology and other specialty practices. This segment also provides solutions for life sciences companies including offering multiple distribution channels and clinical trial access to specific patient populations through our network of oncology physicians. In addition, the segment sells financial, operational and clinical solutions to pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services.

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

Other primarily consists of the following:

•	McKesson Canada which provides better, safer care by delivering vital medicines, supplies and information technologies throughout Canada and operates Rexall Health retail pharmacies;

•
McKesson Prescription Technology Solutions (“MRxTS”) which provides innovative technological and connectivity solutions to pharmaceutical companies, retail pharmacies, health systems, clinics and payers across the healthcare industry; and

•	Our investment in the Change Healthcare joint venture, which was separated from the Company in the fourth quarter of 2020 as discussed in more detail below.

McKESSON CORPORATION

U.S. Pharmaceutical and Specialty Solutions Segment:
Our U.S. Pharmaceutical and Specialty Solutions segment provides distribution and logistics services for branded, generic, specialty, biosimilar and OTC pharmaceutical drugs along with other healthcare-related products to customers. This business provides solutions and services to pharmacies, hospitals, pharmaceutical manufacturers, physicians, payers and patients throughout the United States and Puerto Rico. We also source generic pharmaceutical drugs through our joint sourcing entity, ClarusONE Sourcing Services LLP (“ClarusONE”).

Our U.S. Pharmaceutical and Specialty Solutions segment operates and serves customers through a network of 30 distribution centers, as well as a primary redistribution center and a strategic redistribution center, along with four third-party logistics sites within our McKesson Life Sciences business. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and product availability. For example, we offer McKesson ConnectSM, an internet-based ordering system that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. We make extensive use of technology as an enabler to ensure customers have the right products at the right time in the right place.

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

We have three primary customer pharmaceutical distribution channels: (i) retail national accounts which include national and regional chains, food and drug combinations, mail order pharmacies and mass merchandisers, (ii) independent, small and medium chain retail pharmacies, and (iii) institutional healthcare providers such as hospitals, health systems, integrated delivery networks and long-term care providers.

Retail National Accounts: We provide business solutions that help retail national account customers increase revenues and profitability. Solutions include:

•
Central FillSM - Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately and at a lower cost, while reducing inventory levels and improving customer service.

•
Redistribution Centers - Two facilities totaling over 830,000 square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologics. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.

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

McKESSON CORPORATION

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

•	Sunmark® - Complete line of more than 600 products that provide retail independent pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ - Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Sponsored Clinical Services (SCS) Network - Access to patient-support services that allow pharmacists to earn service fees and to develop stronger patient relationships.

•	McKesson RxOwnership Program - Assist independent pharmacist owners with the opportunity to remain independent via succession planning and business operation loans.

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

Specialty Provider Organization: This business offers community specialists (oncologists, rheumatologists, ophthalmologists, urologists, neurologists and other specialists) an extensive set of customizable products and services designed to strengthen core practice operations, enhance value-based care delivery and expand their service offering to patients. These services include specialty drug distribution, group purchasing organizations (“GPO”) like Onmark®, technology solutions, practice consulting services and vaccine distribution, including our exclusive distributor relationship with the Centers for Disease Control and Prevention’s (“CDC”) Vaccines for Children program. Community-based physicians in this business have broad flexibility and discretion to select the products and commitment levels that best meet their practice needs. This business also provides a variety of solutions, including practice operations, healthcare information technology, revenue cycle management and managed care contracting solutions, evidence-based guidelines and quality measurements to support U.S. Oncology Network, one of the nation’s largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care. We also support U.S. Oncology Research, one of the nation’s largest research networks, specializing in oncology clinical trials.

McKESSON CORPORATION

McKesson Life Sciences: This business helps life sciences companies drive faster and greater market access, optimize patient experiences and deliver better business results with a comprehensive suite of solutions for biopharmaceutical products. RxCrossroads provides a comprehensive suite of solutions for life sciences companies including program pharmacy services, third-party logistics (“3PL”), clinical trial support, patient assistance programs, access and adherence solutions, and other tailored services for pharmaceutical manufacturers. In addition, we help life sciences companies minimize reimbursement challenges while offering affordable, safe access to therapies through Risk Evaluation and Mitigation Strategies (“REMS”) programs. Biologics by McKesson specialty pharmacy solutions help pharmaceutical and biotech partners to effectively distribute oral and self-administered specialty products to patients across the country.

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

European Pharmaceutical Solutions Segment:
Our European Pharmaceutical Solutions segment provides distribution and services to wholesale, institutional and retail customers in 13 European countries where we own, partner or franchise with retail pharmacies, as further described below. The segment consists of two businesses: Pharmaceutical Distribution and Retail Pharmacy.

Our Pharmaceutical Distribution business delivers pharmaceutical and other healthcare-related products to pharmacies across Europe. This business functions as a vital link connecting manufacturers to retail pharmacies, supplying medicines and other products sold in pharmacies. Pharmaceutical and other healthcare-related products are stored at regional wholesale branches using technology-enabled management systems. Our European business leverages its scale and provides innovative and effective medical care services to create enhanced customer value.

Our Retail Pharmacy business serves patients and consumers in European countries directly through approximately 2,200 of our own pharmacies and 7,900 participant pharmacies operating under brand partnership arrangements. In addition, this business includes outpatient dispensing and homecare arrangements mainly in the United Kingdom (“U.K.”) and provides traditional prescription pharmaceuticals, non-prescription products and medical services and operates under the Lloyds Pharmacy brand in Belgium, Ireland, Italy, Sweden and the U.K. In addition, we partner with independent pharmacies under our franchise program.

Medical-Surgical Solutions Segment:
Our Medical-Surgical Solutions segment delivers medical-supply distribution, logistics, biomedical and other services to healthcare providers across the alternate-site spectrum. Our more than 200,000 customers include physicians’ offices, surgery centers, post-acute care facilities, hospital reference labs, home health agencies, and occupational and alternative health sites. To support the country’s efforts to fight the coronavirus disease 2019 (“COVID-19”) pandemic, in the fourth quarter of 2020 McKesson began working closely with government agencies such as the U.S. Federal Emergency Management Agency and the U.S. Department of Health and Human Services (“HHS”) to get critical supplies to healthcare providers who need them. We distribute medical-surgical supplies (such as gloves, needles, syringes and wound care products), infusion pumps, laboratory equipment and pharmaceuticals. Through a network of distribution centers within the U.S., we offer more than 275,000 products from national brand manufacturers and McKesson’s own high-quality product line. Through the right mix of products and services, we help improve efficiencies, profitability and compliance. We also never lose focus on helping customers improve patient and business outcomes. We develop customized plans to address the product, operational and clinical support needs of our customers, including tackling inventory management, reducing administrative burdens, and training and educating clinical staff. We care for our customers, so they can care for their patients.

Other:
Other primarily consists of the following operating segments and business activities: McKesson Canada, MRxTS and our investment in the Change Healthcare LLC joint venture.

McKESSON CORPORATION

McKesson Canada: This business is one of the largest pharmaceutical wholesale and retail distributors in Canada. The wholesale business delivers their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions in Canada through a network of 15 distribution centers and provides logistics and distribution services for manufacturers. Beyond wholesale pharmaceutical logistics and distribution, McKesson Canada provides automation solutions to its retail and hospital customers. McKesson Canada also provides health information exchange solutions that streamline clinical and administrative communication. The retail business operates more than 400 owned pharmacies under the Rexall Health brand in Canada where we provide patients with greater choice and access, integrated pharmacy care and industry-leading service levels.
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
Change Healthcare: Our equity ownership interest in Change Healthcare LLC (“Change Healthcare JV”), a joint venture, has been accounted for using the equity method of accounting. Change Healthcare LLC provides software and analytics, network solutions and technology-enabled services that deliver wide-ranging financial, operational and clinical benefits to payers, providers and consumers. On March 10, 2020, we completed the separation of our interest in the Change Healthcare JV through a split-off transaction. This transaction reduced our investment in the Change Healthcare JV to zero. Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information related to this transaction.

Restructuring, Business Combinations, Investments and Divestitures
We have undertaken additional strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. These initiatives are detailed in Financial Notes 2, 3, 4 and 5, “Investment in Change Healthcare Joint Venture,” “Held for Sale,” “Restructuring, Impairment and Related Charges,” and “Business Acquisitions and Divestitures” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Competition
We face highly competitive global environments. Additionally, in recent years the healthcare industry has been subject to increasing consolidation. In the pharmaceutical distribution environment in which our U.S. Pharmaceutical and Specialty Solutions and European Pharmaceutical Solutions segments and McKesson Canada business operate, we face strong competition from international, national, regional and local full-line, short-line and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. Our retail businesses, which primarily operate in our European Pharmaceutical Solutions segment and McKesson Canada business, face competition from various local, regional, national and global retailers, including chain and independent pharmacies. We consider our largest competitors in distribution, wholesaling and logistics to be AmerisourceBergen Corporation and Cardinal Health, Inc.
Our Medical-Surgical Solutions segment operates primarily in providing distribution and logistics services to physicians’ offices, surgery centers, post-acute care facilities, hospital reference labs, home health agencies, and occupational and alternative health sites and faces competition from a wide range of medical and surgical supply and equipment distributors throughout the United States.
Our MRxTS business experiences substantial competition from many companies, including other software services firms, consulting firms, shared service vendors and internet-based companies with technology applicable to the healthcare industry. Competition in this business varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered.
In addition, we compete with other service providers, pharmaceutical and other healthcare manufacturers as well as other potential customers of our businesses, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. We believe that our scale and diversity of product and service offerings are our primary competitive advantages. In all areas, key competitive factors include price, quality of service, breadth of product lines, innovation and, in some cases, convenience to the customer.

McKESSON CORPORATION

Patents, Trademarks, Copyrights and Licenses
McKesson and its subsidiaries hold patents, copyrights, trademarks and trade secrets related to McKesson products and services. We pursue patent protection for our innovations and obtain copyright protection for our original works of authorship, when such protection is advantageous. Through these efforts, we have developed a portfolio of patents and copyrights in the U.S. and worldwide. In addition, we have registered or applied to register certain trademarks and service marks in the U.S. and in foreign countries.
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
Other Information about the Business
Customers: During 2020, sales to our ten largest customers, including GPOs accounted for approximately 51% of our total consolidated revenues. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 20% of our total consolidated revenues in 2020. In May 2019, we extended our pharmaceutical distribution relationship with CVS to June 2023. Our ten largest customers comprised approximately 37%, and CVS was approximately 20%, of total trade accounts receivable at March 31, 2020. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our U.S. Pharmaceutical and Specialty Solutions segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than 6% of our purchases in 2020. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in 2020 accounted for approximately 44% of our purchases.
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
Research and Development: Research and development (“R&D”) expenses were $96 million, $71 million and $125 million during 2020, 2019 and 2018. R&D costs were higher in 2018 prior to the sale of our Enterprise Information Solutions (“EIS”) business.
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
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 21, “Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, presently are not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2020 and is not expected to be material in the next year.
Employees: On March 31, 2020, we employed approximately 80,000 employees, including approximately 20,000 part-time employees.
Financial Information About Foreign and Domestic Operations: Certain financial information relating to foreign and domestic operations is included in Financial Note 24, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K. See “Risk Factors” in Item 1A of Part I below for information regarding risks associated with our foreign operations.
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

McKESSON CORPORATION

Item 1A.	Risk Factors
The discussion below identifies certain representative risks that might cause our actual business results to materially differ from our estimates. It is not practical to identify or describe all risks and uncertainties that might materially impact our business operations, reputation, financial position or results of operations. Our business could be materially affected by risks that we have not yet identified or that we currently consider to be immaterial. This is not a complete statement of all potential risks and uncertainties.
Litigation and Regulatory Risks
We experience costly and disruptive legal disputes.
We are routinely named as a defendant in litigation or regulatory proceedings and other legal disputes, which may include asserted class action litigation, such as those described in Financial Note 21, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this report. Regulatory proceedings might involve allegations such as false claims, healthcare fraud and abuse, and antitrust violations. Civil litigation proceedings might involve commercial, employment, environmental, intellectual property, tort and other claims. Despite valid defenses that we assert, legal disputes are often costly, time-consuming, distracting to management and disruptive to normal business operations. The outcome of legal disputes is difficult to predict. Outcomes can occur that are not justified by the evidence or existing law. The uncertainty and expense associated with unresolved legal disputes might harm our business and reputation even if the matter is favorably resolved. Accordingly, any legal dispute might have a materially adverse impact on our reputation, our business operations and our financial position or results of operations.
We might experience losses not covered by insurance.
Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing and administration of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payer businesses and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. For example, pharmacy operations are exposed to risks such as improper filling of prescriptions, mislabeling of prescriptions, inadequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. Although we seek to maintain adequate insurance coverage, such as property insurance for inventory and professional and general liability insurance, coverages on acceptable terms might be unavailable, or coverages might not cover our losses. We generally seek to limit our contractual exposure, but limitations of liability or indemnity provisions in our contracts may not be enforceable or adequately protect us from liability. Uninsured losses might have a materially adverse impact on our business operations and our financial position or results of operations.
We experience costly legal disputes, government actions and adverse publicity regarding our role in distributing controlled substances such as opioids.
The Company is a defendant in over 3,000 cases alleging claims related to the distribution of controlled substances (opioids), as described in Financial Note 21, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this report. We regularly are named as a defendant in similar, new cases. The plaintiffs in those cases include governmental entities (such as states, provinces, counties and municipalities) as well as businesses, groups and individuals. The cases allege violations of controlled substance laws and other laws, and they make common law claims such as negligence and public nuisance. Many of these cases raise novel theories of liability. Any proceedings can have unexpected outcomes that are not justified by evidence or existing law. All proceedings involve significant expense, management time and distraction, and risk of loss that can be difficult to predict or quantify. It is not uncommon for claims to be resolved over many years. Proceedings can result in monetary damages, penalties and fines, and injunctive or other relief. Although the Company has valid defenses and is vigorously defending itself, some proceedings are resolved by negotiated outcome. Our reputation is impacted by publicity regarding the impacts of opioid use. The adverse outcome of legal proceedings might have a materially adverse impact on our business operations and our financial position or results of operations.
We might experience increased costs to distribute controlled substances such as opioids.
Legislative, regulatory or industry measures related to the distribution of controlled substances such as prescription opioids could affect our business in ways that we may not be able to predict. For example, some states have passed legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states and other states have considered similar legislation. Liabilities for taxes or assessments or other costs of compliance under any such laws might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

We are subject to extensive, complex and challenging healthcare and other laws.
Our industry is highly regulated, and further regulation of our distribution businesses and technology products and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations. For example, we are subject to many environmental and hazardous materials regulations, including those relating to radiation-emitting equipment operated at U.S. Oncology Network practices. Any noncompliance by us with applicable laws or the failure to maintain, renew or obtain necessary permits and licenses could lead to litigation and might have a materially adverse impact on our business operations and our financial position or results of operations.
We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, waste and abuse.
Local, state and federal governments continue to strengthen their position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical and medical surgical product manufacturers and healthcare providers, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse, which among other things: (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs; (2) impose many restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal healthcare program such as Medicare and Medicaid. Many of these laws, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. The laws may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. Failures to comply with applicable laws subject us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs. These sanctions might have a materially adverse impact on our business operations and our financial position or results of operations.
We might lose our ability to purchase, compound, store or distribute pharmaceuticals and controlled substances.
We are subject to the operating and security standards of the Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, HHS, the Centers for Medicare & Medicaid Services (“CMS”) and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, FDA, HHS, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. For example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, distribution, and disposal of controlled substances. Noncompliance with these requirements has resulted in monetary penalties and/or licensing sanctions. For example, under a January 2017 agreement with the DEA and Department of Justice we paid $150 million to settle potential administrative and civil claims about our practices for reporting suspicious orders of controlled substances and the DEA suspended, on a staggered basis for limited periods of time, our registrations to distribute certain controlled substances from four distribution centers. As of March 31, 2020, one DEA registration was in suspension, and three were expired. If we are not able to obtain, maintain or renew permits, licenses or other regulatory approvals needed for the operation of our businesses, it might have a materially adverse impact on our business operations and our financial position or results of operations.
Pedigree tracking laws increase our compliance burden and our pharmaceutical distribution costs.
There have been increasing efforts by governments to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system, otherwise known as pedigree tracking. For example, the U.S. Drug Quality and Security Act of 2013 (“DQSA”) requires us to participate in a federal prescription drug track and trace system that preempts state drug pedigree requirements, and the U.S. Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies, such as track and trace or authentication technologies, to secure the pharmaceutical supply chain against counterfeit drugs. We also have record-keeping and other obligations under the E.U. Falsified Medicines Directive. Pedigree tracking laws such as these increase our compliance burden and our pharmaceutical distribution costs, and they might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

Privacy and data protection laws increase our compliance burden.
We are subject to a variety of privacy and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) we must maintain administrative, physical and technological safeguards to protect individually identifiable health information (“protected health information”) and ensure the confidentiality, integrity and availability of electronic protected health information. We are subject to significant compliance obligations under privacy laws such as the General Data Protection Regulation in the European Union (“GDPR”), the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, and the California Consumer Protection Act (“CCPA”). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection compliance audits or investigations by various government agencies. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. We also have contractual obligations to customers that might be breached if we fail to comply with privacy laws. Our efforts to comply with privacy laws complicates our operations and adds to our compliance costs. A significant privacy breach or failure to comply with privacy laws might have a materially adverse impact on our reputation, business operations and our financial position or results of operations.
Anti-bribery and anti-corruption laws increase our compliance burden.
We are subject to laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar regulations in foreign jurisdictions. The U.K. Bribery Act, for example, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Our failure to comply with these laws might subject us to civil and criminal penalties that might have a materially adverse impact on our business operations and our financial position or results of operations.
Company and Operational Risks
We might record significant charges from impairment to goodwill, intangibles and other assets or investments.
We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances, such as a divestiture, indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, burdensome new laws or divestiture of a business or asset for less than its carrying value. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, a deterioration in the U.S. and global financial markets, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. For example, the COVID-19 pandemic has disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments and assumptions used in our forecasts and impairment assessments. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

We experience cybersecurity incidents and might experience significant computer system compromises or data breaches.
We and our external service providers use sophisticated computer systems to perform our business operations, such as the secure electronic transmission, processing, storage and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company and workforce. Many of these systems have experienced and are subject to cybersecurity incidents, despite physical, technical and administrative security measures. Cyber incidents include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks or other system integrity events. The risk of cyber incidents may be increased while many of our personnel are working remotely due to the COVID-19 pandemic. A cybersecurity incident might involve a material data breach or other material impact to the integrity and operations of these computer systems, which might result in litigation or regulatory action, loss of customers or revenue, increased expense, any of which might have a materially adverse impact on our business operations, reputation and our financial position or results of operations.
We might experience significant problems with information systems or networks.
We rely on sophisticated information systems and networks to perform our business operations, such as to obtain, rapidly process, analyze and manage data that facilitate the purchase and distribution of thousands of inventory items from distribution centers. Our dependence on network availability is increased while many of our personnel are working remotely due to the COVID-19 pandemic. If those information systems are unsuccessfully implemented, fail, suffer errors or interruptions, or become unavailable, it might have a materially adverse impact on our business operations and our financial position or results of operations.
Our products or services might not conform to specifications or perform as we intend.
We sell and provide services involving complex software and technology that may contain errors, especially when first introduced to market. Healthcare professionals delivering patient care tend to have heightened sensitivity to system and software errors. If our software and technology services are alleged to have contributed to faulty clinical decisions or injury to patients, we might be subject to claims or litigation by users of or software or services or their patients. Errors or failures might damage our reputation and negatively affect future sales. A failure of a system or software to conform to specifications might constitute a breach of warranty that could result in repair costs, contract termination, refunds of amounts previously paid or claims for damages. Any of these types of errors or failures might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be impeded in providing customers online services and data access.
We provide remote services that involve hosting customer data and operating software on our own or third party systems. Our customers rely on their ability to access the systems and their data as needed. The networks and hosting systems are vulnerable to interruption or damage from sources beyond our control, such as power loss, telecommunications failures, fire, natural disasters, software and hardware failures and cyberattacks. If the timely delivery of medical care or other customer business requirements are impaired by data access, network or systems problems, we could be exposed to significant claims and reputational harm. Any such problems might have a materially adverse impact on our business operations and our financial position or results of operations.
We might not realize expected benefits from business process initiatives.
We may implement restructuring, cost reduction or other business process initiatives that might result in extraordinary charges and expenses, failures to achieve our desired objectives, or unintended consequences such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

We might be unable to successfully complete or integrate acquisitions or other business combinations.
Our growth strategy includes consummating acquisitions or other business combinations that either expand or complement our business. To fund acquisitions, we may require financing that may not be available on acceptable terms. We may not receive regulatory approvals needed to complete proposed transactions, or such approvals may be subject to delays or conditions that reduce transaction benefits. Achieving the desired outcomes of business combinations involves significant risks including: diverting management’s attention from other business operations; challenges with assimilating the acquired businesses, such as integration of operations and systems; failure or delay in realizing operating synergies; difficulty retaining key acquired company personnel; unanticipated accounting or financial systems issues with the acquired business, which might affect our internal controls over financial reporting; unanticipated compliance issues in the acquired business; challenges retaining customers of the acquired business; unanticipated expenses or charges to earnings, including depreciation and amortization or potential impairment charges; and risks of known and unknown assumed liabilities in the acquired business. Any of these risks could adversely affect our ability to achieve the anticipated benefits of an acquisition and might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by delays or other difficulties with divestitures.
When we decide to sell assets or a business, we may encounter difficulty in finding buyers or exit strategies on acceptable terms or in a timely manner, which could delay the achievement of our strategic objectives. After the disposition, we might experience greater dissynergies than expected, and the impact of the divestiture on our revenue or profit might be larger than we expected. We might have difficulties with pre-closing conditions such as regulatory and governmental approvals, which could delay or prevent the divestiture. We might have financial exposure in a divested business, such as through minority equity ownership, financial or performance guarantees, indemnities or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. Any of these risks could adversely affect our ability to achieve the anticipated benefits of a divestiture and might have a materially adverse impact on our business operations and our financial position or results of operations.
We might not realize the expected tax treatment from our split-off of Change Healthcare.
On March 10, 2020, the Company completed a separation of its interest in Change Healthcare LLC (“Change Healthcare JV”). The divestiture was effected through the split-off of PF2 SpinCo, Inc. (“SpinCo”), a wholly owned subsidiary of the Company that held all of the Company’s interest in the Change Healthcare JV, to certain of the Company’s stockholders through an exchange offer (the “Exchange Offer”), followed by a merger of SpinCo with and into Change Healthcare Inc. (“Change”), with Change surviving the merger (the “Merger” and, together with the Exchange Offer, the “Transactions”). The Company received an opinion from outside legal counsel to the effect that the Transactions qualified as generally tax-free transactions to the Company and its shareholders for U.S. federal income tax purposes. An opinion of legal counsel is not binding on the Internal Revenue Service (the “IRS”) or the courts, and the IRS or the courts may not agree with the intended tax-free treatment of the Transactions. In addition, the opinion could not be relied upon if certain assumptions, representations and undertakings upon which the opinion was based are materially inaccurate or incomplete, or are violated in any material respect. If the intended tax-free treatment of the Transactions is not sustained, the Company and its stockholders who participated in the Transactions may be required to pay substantial U.S. federal income taxes. In connection with the Transactions, the Company, SpinCo, Change and the Change Healthcare JV entered into the Tax Matters Agreement, which governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state and local, and non-U.S. taxes, other tax matters and related tax returns. Under the Tax Matters Agreement, Change is required to indemnify the Company if the Transactions become taxable as a result of certain actions by Change or SpinCo, or as a result of certain changes in ownership of the stock of Change after the Merger. If Change does not honor its obligations to indemnify the Company, or if the Transactions fail to qualify for the intended tax-free treatment for reasons not related to a disqualifying action by Change or SpinCo, the resulting tax to the Company could have a significant adverse effect on our financial position or results of operations.
We might be adversely impacted by outsourcing or similar third-party relationships.
We rely on third parties to perform certain business and administrative functions for us. We might not adequately develop, implement and monitor these outsourced service providers, and we might not realize expected cost savings or other benefits. Third-party services providers might fail to perform as anticipated, or we might experience unanticipated operational difficulties, compliance requirements or increased costs related to outsourced services. For example, our ability to use outsourcing resources in certain jurisdictions might be limited by legislative action or customer contracts, with the result that the work must be performed at greater expense or we may be subject to sanctions for non-compliance. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

We may be unsuccessful in retail pharmacy operations or maintaining profitability.
Our business strategy included expanding our retail pharmacy operations. Our retail pharmacy operations involve numerous risks, such as the following ones. We might encounter difficulties attracting and retaining customers to our retail locations due to their unfamiliarity with our brands or our inexperience with local market preferences. Competition from our retail pharmacy operations might strain relationships with our retail pharmacy customers. Consolidation of retail pharmacies with third party payers, expansion of large retail pharmacy networks, reductions in reimbursement rates, shifts in the mix of branded and generic pharmaceutical sales, and exclusion from preferred pharmacy networks can impair our retail pharmacy sales and profitability. Failure to maintain profitable retail pharmacy operations may result in significant costs, including those associated with site closures and reductions in workforce. If our retail pharmacy operations fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, it might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be harmed by large customer purchase reductions, payment defaults or contract non-renewal.
We derive a significant portion of our revenue from, and have a significant portion of our accounts receivable with, a small number of customers. At March 31, 2020, sales to our largest customer represented approximately 20% of our consolidated revenues and approximately 20% of our trade receivables, and those of our ten largest customers combined accounted for approximately 51% of our consolidated revenues and approximately 37% of our trade receivables. A material default in payment, reduction in purchases, or the loss of business from a large customer might have a materially adverse impact on our business operations and our financial position or results of operations.
Our contracts with government entities involve future funding and compliance risks.
Our contracts with government entities are subject to risks such as lack of funding and legal compliance. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated. Our government contracts might not be renewed or might be terminated for convenience with little or no prior notice. Government contracts typically expose us to higher potential liability than do other types of contracts. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulations, U.S. False Claims Act, Procurement Integrity Act, Buy American Act and Trade Agreements Act. We are subject to government audits, investigations and oversight proceedings. Government agencies routinely review and audit government contractors to determine whether they are complying with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we are subject to various sanctions such as monetary damages, criminal and civil penalties, termination of contracts and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be harmed by changes in our relationships or contracts with suppliers.
We attempt to structure our pharmaceutical distribution agreements with manufacturers to ensure that we are appropriately and predictably compensated for the services we provide. Certain distribution agreements with manufacturers include pharmaceutical price inflation as a component of our compensation, and we cannot control the frequency or magnitude of pharmaceutical price changes. We might be unable to renew pharmaceutical distribution agreements with manufacturers in a timely and favorable manner. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

We might infringe intellectual property rights or our intellectual property protections might be inadequate.
We believe that our products and services do not infringe the proprietary rights of third parties, but third parties have asserted infringement claims against us and may do so in the future. If a court were to hold that we infringed other’s rights, we might be required to pay substantial damages, develop non-infringing products or services, obtain a license, stop selling or using the infringing products or services, or incur other sanctions. We rely on trade secret, patent, copyright and trademark laws, nondisclosure obligations and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. We might initiate costly and time-consuming litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. Our intellectual property protection efforts might be inadequate to protect our rights. Our competitors might develop non-infringing products or services equivalent or superior to ours. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be unable to successfully recruit and retain qualified employees.
Our ability to attract, engage, develop and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in our failure to recruit and retain employees. We may experience sudden loss of key personnel due to a variety of causes, such as illness, and must adequately plan for succession of key management roles. Employees might not successfully transition into new roles. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Industry and Economic Risks
We might be adversely impacted by healthcare reform such as changes in pricing and reimbursement models.
Many of our products and services are designed and intended to function within the structure of current healthcare financing and reimbursement systems. The healthcare industry and related government programs are changing significantly as they seek to increase efficiencies, reduce costs and improve patient outcomes. These changes increase our risks and create uncertainties for our business.
For example, reimbursement methodologies (including government rates) for pharmaceuticals, medical treatments and related services reduce profit margins for us and our customers and impose new legal requirements on healthcare providers. Changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the basis for payments, shifting away from fee-for-service and towards value-based payments and risk-sharing models, and increases in the use of managed care.
In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. There are continued efforts to challenge the ACA. There are also efforts to broaden healthcare coverage. U.S. lawmakers also have explored proposals to reduce drug prices, including requiring price transparency and drug importation measures. These proposals might result in significant changes in the pharmaceutical value chain as manufacturers, PBM, managed care organizations and other industry stakeholders look to implement new transactional flows and adapt their business models.
Provincial governments in Canada that provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs have sought to reduce the costs of publicly funded health programs. For example, provincial governments have taken steps to reduce consumer prices for generic pharmaceuticals and, in some provinces, change professional allowances paid to pharmacists by generic manufacturers.
Many European governments provide or subsidize healthcare to consumers and regulate pharmaceutical prices, patient eligibility and reimbursement levels in order to control government healthcare system costs. Some European governments have implemented or are considering austerity measures to reduce healthcare spending. These measures exert pressure on the pricing and reimbursement timelines for pharmaceuticals and may cause our customers to purchase fewer of our products and services or influence us to reduce prices.
Although there is substantial uncertainty about the likelihood, timing and results of these health reform efforts, their implementation might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

We might be adversely impacted by competition and industry consolidation.
Our businesses face a highly competitive global environment with strong competition from international, national, regional and local full-line, short-line and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, our businesses face competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. Due to consolidation, a few large suppliers control a significant share of the pharmaceuticals market. This concentration reduces our ability to negotiate favorable terms with suppliers and causes us to depend on a smaller number of suppliers. Many of our customers, including healthcare organizations, have consolidated and have greater power to negotiate favorable prices. Consolidation by our customers, suppliers and competitors might reduce the number of market participants and give the remaining enterprises greater bargaining power, which might lead to erosion in our profit margin. Consolidation might increase counter-party credit risk because credit purchases increase for fewer market participants. These competitive pressures and industry consolidation might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by changes or disruptions in product supply.
Our supply arrangements might be interrupted or adversely affected by a variety of causes over which we have no control, such as export controls or trade sanctions, labor disputes, unavailability of key manufacturing sites, inability to procure raw materials, quality control concerns, ethical sourcing issues, supplier’s financial distress, natural disasters, civil unrest or acts of war. Our inventory might be requisitioned, diverted or allocated by government order such as under emergency, disaster and civil defense declarations. For example, government actions in response to the COVID-19 pandemic affect our supply allocation, and those and our own allocation decisions can impact our customer relationships. Changes in the healthcare industry’s or our suppliers’ pricing, selling, inventory, distribution or supply policies or practices could significantly reduce our revenues and net income. We might experience disruptions in our supply of higher margin pharmaceuticals, including generic pharmaceuticals. Any of these changes or disruptions might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted as a result of our distribution of generic pharmaceuticals.
Our generic pharmaceuticals distribution business is subject to pricing risks. We might be adversely impacted if our ClarusONE generic pharmaceutical sourcing joint venture with Walmart, Inc. is unsuccessful or experiences margins declines. Generic drug manufacturers often offer a generic version of branded pharmaceuticals while they challenge the validity or enforceability branded pharmaceutical patents. The patent holder might assert infringement claims against us for distributing those generic versions and the generic drug manufactures may not fully indemnify us against such claims. These risks, as well as changes in the availability, pricing volatility, reimbursement rates for generic drugs, or significant changes in the nature, frequency or magnitude of generic pharmaceutical launches, might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by an economic slowdown or recession.
An economic slowdown or recession affecting our businesses in one or more regions could reduce the prices our customers are able or willing to pay for our products and services and the volume of their purchases. This risk is increased by the COVID-19 pandemic. Any economic slowdown or recession might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

Disruption or other changes in capital and credit markets might impede access to credit and increase borrowing costs for us and our customers and suppliers and might impair the financial soundness of our customers and suppliers.
Volatility and disruption in global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by financial institutions, or decreased liquidity and increased costs in the commercial paper market, might adversely affect our borrowing ability and cost of borrowing. We generally sell our products and services under short-term unsecured credit arrangements. An adverse change in general economic conditions or access to capital might cause our customers to reduce their purchases from us, or delay or fail paying amounts owed to us. Suppliers might increase their prices, reduce their output or change their terms of sale due to limited availability of credit. Suppliers might be unable to make payments due to us for fees, returned products or incentives. These risks are increased by the COVID-19 pandemic. Interest rate increases or changes in capital market conditions might impede our or our customers’ or suppliers’ ability or cost to obtain credit. For example, interest rate costs on types of borrowings that have historically been linked to the London Inter-Bank Offered Rate (“LIBOR”) may increase when LIBOR is replaced by reference rates such as the Secured Overnight Financing Rate (“SOFR”). Any of these risks might have a material adverse impact on our business operations and our financial position or results of operations.
We may have difficulties in sourcing or selling products due to a variety of causes.
We might experience difficulties and delays in sourcing and selling products due to a variety of causes, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or components; suppliers’ failure to satisfy production demand; manufacturing or supply problems such as inadequate resources; and real or perceived quality issues. Difficulties in product manufacturing or access to raw materials could result in supplier production shutdowns, product shortages and other supply disruptions. The FDA banned certain manufacturers from selling raw materials and drug ingredients in the U.S. due to quality issues. The COVID-19 pandemic adversely affects the availability of some products, resulting in product allocation and delivery delays. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by tax legislation or challenges to our tax positions.
We are subject to the tax laws in the United States at the federal, state and local government levels and to the tax laws of many other jurisdictions in which we operate or sell products or services. Tax laws might change in ways that adversely affect our tax positions, effective tax rate and cash flow. The tax laws are extremely complex and subject to varying interpretations. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions might be challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows and our financial position or results of operations
We might be adversely impacted by the Brexit withdrawal of the United Kingdom from the European Union.
We have operations in the U.K. and the European Union (“E.U.”) and face risks associated with the uncertainty and potential disruptions that might follow the United Kingdom withdrawing from the European Union (“Brexit”). Brexit could adversely affect political, regulatory, economic or market conditions and contribute to instability in global political institutions, regulatory agencies and financial markets. For example, we might experience volatility in exchange rates and interest rates and changes in laws regulating our U.K. operations. Customers might reduce purchases due to the uncertainty caused by Brexit. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business in various currencies, including the U.S. dollar, euro, British pound sterling and Canadian dollar. Changes in foreign currency exchange rates could reduce our revenues, increase our costs or otherwise adversely affect our financial results reported in U.S. dollars. For example, we are exposed to transactional currency exchange risk due to our import and export of products that are purchased or sold in currencies other than the U.S. dollar. We also have currency exchange risk due to intercompany loans denominated in various currencies. The COVID-19 pandemic has affected and might increase currency exchange rate volatility. We may from time to time enter into foreign currency contracts, foreign currency borrowings or other techniques intended to hedge a portion of our foreign currency exchange rate risks. These hedging activities may not completely offset the adverse financial effects of unfavorable movements in foreign currency exchange rates during the time the hedges are in place. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION

Other Risks
We might be adversely impacted by events outside of our control, such as widespread public health issues, natural disasters, political events and other catastrophic events.
We might be adversely affected by events outside of our control, including: widespread public health issues, such as epidemic or pandemic infectious diseases; natural disasters such as earthquakes, hurricanes or floods; political events such as terrorism, military conflicts and trade wars; and other catastrophic events. These events might disrupt operations for us, our suppliers and our customers. They might affect consumer confidence levels and spending. In response to these events, we might suspend operations, implement extraordinary procedures, seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. In particular, the rapid and widespread transmission of the SARS-CoV-2 novel coronavirus beginning in late 2019 impacts us in significant ways. For example, to mitigate the spread of the COVID-19 disease caused by SARS-CoV-2, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact, and we implemented additional sanitation and personal protection measures in our warehouse, retail pharmacy and delivery operations. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation and business closures, among other reasons. The COVID-19 pandemic influences shortages of some products, with product allocation resulting in delivery delays for customers. The ongoing impacts of the pandemic might cause a general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry. The pandemic might impact our business operation, financial position and results of operation in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by changes in accounting standards.
Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Because of the nature of our principal businesses, our plant, warehousing, retail pharmacies, office and other facilities are operated in widely dispersed locations, primarily throughout North America and Europe. The warehouses and retail pharmacies are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 13, “Leases,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
Certain legal proceedings in which we are involved are discussed in Financial Note 21, “Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Name	Age	Position with Registrant and Business Experience

Brian S. Tyler	53
Chief Executive Officer since April 2019; President and Chief Operating Officer from August 2018 to March 2019; Chairman of the Management Board of McKesson Europe AG from 2017 to 2018; President and Chief Operating Officer, McKesson Europe from 2016 to 2017; President of North America Distribution and Services from 2015 to 2016; Executive Vice President, Corporate Strategy and Business Development from 2012 to 2015; and a director since April 2019. Service with the Company - 23 years.

Britt J. Vitalone	51
Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014. Service with the Company - 14 years.

Tracy Faber	50	Executive Vice President and Chief Human Resources Officer since October 2019. Previously, Senior Vice President of Human Resources. Service with the Company - 9 years.

Nancy Flores	53
Executive Vice President, Chief Information Officer and Chief Technology Officer since January 2020; Chief Information Officer, Johnson Controls from 2018 to July 2019. Corporate Officer and Vice President of Business and Technology Services, Abbott Laboratories from 1996 to 2018. Service with the Company - less than 1 year.

Lori A. Schechter	58
Executive Vice President, Chief Legal Officer and General Counsel since June 2014; Associate General Counsel from January 2012 to June 2014; Litigation Partner, Morrison & Foerster LLP from 1995 to December 2011. Service with the Company - 8 years.

McKESSON CORPORATION

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information: The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”) under the trading symbol of “MCK”.

(b)	Holders: The number of record holders of our common stock at March 31, 2020 was approximately 5,034.

(c)
Dividends: In July 2019, our quarterly dividend was raised from $0.39 to $0.41 per common share for dividends declared on or after such date by the Board. We declared regular cash dividends of $1.62 and $1.51 per share in the years ended March 31, 2020 and 2019.

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
In 2018, we repurchased 3.5 million shares for $500 million through open market transactions at an average price per share of $144.43. In June 2017, August 2017 and March 2018, we entered into three separate ASR programs with third-party financial institutions to repurchase $250 million, $400 million and $500 million of our common stock. As of March 31, 2018, we completed and received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. In addition, we received 2.5 million shares representing the initial number of shares due in March 2018 and an additional 1.0 million shares in the first quarter of 2019. The March 2018 ASR program was completed at an average price per share of $143.66 during the first quarter of 2019. The total authorization outstanding for repurchase of our common stock was $1.1 billion at March 31, 2018.
In May 2018, the Board authorized the repurchase of up to $4.0 billion of our common stock. The total authorization outstanding for repurchases of our common stock was increased to $5.1 billion at that time. During 2019, we repurchased 10.4 million shares for $1.4 billion through open market transactions at an average price per share of $132.14. In December 2018, we entered into an ASR program with a third-party financial institution to repurchase $250 million of our common stock. The total number of shares repurchased under this ASR program was 2.1 million shares at an average price per share of $117.98. The total authorization outstanding for repurchase of our common stock was $3.5 billion at March 31, 2019.

In 2019, we retired 5.0 million or $542 million of our treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, our retained earnings and additional paid-in capital were reduced by $472 million and $70 million during 2019.

In 2020, we repurchased 9.2 million shares for $1.3 billion through open market transactions at an average price per share of $144.68. In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of our common stock. The total number of shares repurchased under this ASR program was 4.7 million shares at an average price per share of $127.68. The total authorization outstanding for repurchase of our common stock was $1.5 billion at March 31, 2020.

McKESSON CORPORATION

The following table provides information on our share repurchases during the fourth quarter of 2020:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2020 - January 31, 2020	—	$—	—	$1,535
February 1, 2020 - February 29, 2020	—	—	—	1,535
March 1, 2020 - March 31, 2020	15.4	—	15.4	1,535
Total	15.4		15.4

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax-withholding obligations in connection with employee equity awards.

(2)
On March 9, 2020, we completed the previously announced separation (“Split-off”) of our interest in the Change Healthcare JV. In connection with the Split-off, we distributed all 176.0 million outstanding shares of common stock of our wholly owned subsidiary, PF2 SpinCo, Inc. (“SpinCo”), which held all of McKesson’s interests in the Change Healthcare JV, to participating holders of our common stock in exchange for 15.4 million shares of McKesson stock which now are held as treasury stock on our consolidated balance sheet. Refer to Financial Note 22, “Stockholders' Equity,” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for more information.

(f)
Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on our common stock for the periods indicated with the Standard & Poor’s 500 Index and the S&P 500 Health Care Index. The S&P 500 Health Care Index was selected as a comparator because it is generally available to investors and broadly used by other companies in the same industry.

	March 31,
	2015	2016	2017	2018	2019	2020
McKesson Corporation	$100.00	$69.92	$66.37	$63.06	$52.40	$60.55
S&P 500 Index	$100.00	$101.78	$119.26	$135.95	$148.86	$138.47
S&P 500 Health Care Index	$100.00	$94.82	$105.81	$117.74	$135.27	$133.90
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2015 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2020	2019	2018	2017	2016
Operating Results
Revenues	$231,051	$214,319	$208,357	$198,533	$190,884
Percent change	7.8%	2.9%	4.9%	4.0%	6.6%
Gross profit	$12,023	$11,754	$11,184	$11,271	$11,416
Percent change	2.3%	5.1%	(0.8)%	(1.3)%	—%
Income from continuing operations before income taxes (1)	$1,144	$610	$239	$6,861	$3,250
Income (Loss) after income taxes
Continuing operations (1)	1,126	254	292	5,277	2,342
Discontinued operations	(6)	1	5	(124)	(32)
Net income	1,120	255	297	5,153	2,310
Net income attributable to noncontrolling interests (2)	(220)	(221)	(230)	(83)	(52)
Net income attributable to McKesson Corporation (1)	900	34	67	5,070	2,258

Financial Position
Working capital	$(402)	$839	$451	$1,336	$3,366
Days sales outstanding for: (3)
Customer receivables	26	26	25	27	28
Inventories	27	31	30	30	32
Drafts and accounts payable	61	62	60	61	59
Total assets	$61,247	$59,672	$60,381	$60,969	$56,523
Total debt, including finance lease obligations (4)	7,387	7,595	7,880	8,545	8,114
Total McKesson stockholders’ equity (5)	5,092	8,094	9,804	11,095	8,924
Payments for property, plant and equipment	362	426	405	404	488
Acquisitions, net of cash, cash equivalents and restricted cash acquired	133	905	2,893	4,212	40

Common Share Information
Common shares outstanding at year-end	162	190	202	211	225
Shares on which earnings per common share were based
Diluted	182	197	209	223	233
Basic	181	196	208	221	230
Diluted earnings (loss) per common share attributable to McKesson Corporation (5)
Continuing operations	$4.99	$0.17	$0.30	$23.28	$9.84
Discontinued operations	(0.04)	—	0.02	(0.55)	(0.14)
Total	4.95	0.17	0.32	22.73	9.70
Cash dividends declared	294	298	270	249	249
Cash dividends declared per common share	1.62	1.51	1.30	1.12	1.08
Book value per common share (6) (7)	31.43	42.60	48.53	52.58	39.66
Market value per common share - year-end	135.26	117.06	140.87	148.26	157.25

Supplemental Data
Debt to capital ratio (8)	52.1%	43.3%	40.6%	39.2%	43.6%
Average McKesson stockholders’ equity (9)	$6,743	$9,163	$11,016	$9,282	$8,688
Return on McKesson stockholders’ equity (10)	13.3%	0.4%	0.6%	54.6%	26.0%

McKESSON CORPORATION

Footnotes to Five-Year Highlights:

(1)
2020 includes a pre-tax other-than-temporary impairment charge of $1.2 billion ($864 million after-tax) and a pre-tax dilution loss of $246 million ($184 million after-tax) related to our investment in the Change Healthcare Joint Venture, charges of $275 million (pre-tax and after-tax) to remeasure to fair value the assets and liabilities of the Company’s German wholesale business to be contributed to a joint venture and an estimated gain of $414 million relating to the split-off of its investment in the Change Healthcare Joint Venture. 2019 includes pre-tax goodwill impairment charges of $1.8 billion (pre-tax and after-tax) primarily for our two reporting units within our European Pharmaceutical Solutions segment. 2018 includes total goodwill impairment charges of $1.7 billion (pre-tax and after-tax) for our European Pharmaceutical Solutions segment and Other. The goodwill impairment charges are generally not deductible for income tax purposes. 2020, 2019 and 2018 also include asset impairment charges of $82 million ($66 million after tax), $210 million ($172 million after-tax) and $446 million ($410 million after-tax) primarily for our U.K. retail businesses. 2017 includes a pre-tax gain of $3.9 billion ($3.0 billion after-tax) from the contribution of the majority of our Core MTS Business in connection with the Healthcare Technology Net Asset Exchange as discussed in Financial Note 2, “Investment in Change Healthcare Joint Venture.”

(2)
Includes annual recurring compensation McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe. 2020, 2019, 2018 and 2017 include net income attributable to third-party equity interests in our consolidated entities including Vantage Oncology Holdings, LLC and ClarusONE Sourcing Services LLP, which was formed in 2017.

(3)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(4)
Total debt includes finance lease obligations for 2020. Prior to the adoption of the amended lease guidance in 2020, these were capital lease obligations. Refer to Financial Note 1 , “Significant Accounting Policies,” for additional information.

(5)	Excludes noncontrolling and redeemable noncontrolling interests.

(6)	Certain computations may reflect rounding adjustments.

(7)	Represents McKesson stockholders’ equity divided by year-end common shares outstanding.

(8)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity excluding accumulated other comprehensive income (loss).

(9)	Represents a five-quarter average of McKesson stockholders’ equity.

(10)	Ratio is computed as net income (loss) attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in Item 8 of Part II of this Annual Report on Form 10-K. Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean our fiscal year.
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
Overview of Our Business:
We are a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare technology. We partner with life sciences companies, manufacturers, providers, pharmacies, governments and other healthcare organizations to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively.
We conduct our business through three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other, which primarily consists of McKesson Canada, McKesson Prescription Technology Solutions (“MRxTS”) and our investment in Change Healthcare LLC (“Change Healthcare JV”), which was split-off from the Company in the fourth quarter of 2020 as further discussed in this Financial Review. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Refer to Financial Note 24, “Segments of Business,” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for a description of these segments.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Executive Summary:
The following executive summary provides highlights and key factors that impacted our business, operating results and liquidity for the year ended March 31, 2020. The coronavirus disease 2019 (“COVID-19”) did not significantly impact our financial condition, results of operations or liquidity in 2020. For a more in-depth discussion of how COVID-19 impacted our business, operations, and outlook, see the COVID-19 section of "Trends and Uncertainties" included below.

•
Revenues of $231.1 billion, reflecting an 8% increase from the prior year driven primarily by market growth in our U.S. Pharmaceutical and Specialty Solutions segment, including branded pharmaceutical price increases and higher volumes from retail national account customers;

•	Gross profit increased 2% from the prior year primarily driven by market growth in our Medical-Surgical Solutions segment;

•	On October 21, 2019, we disclosed an opioid-related litigation settlement with two Ohio counties and recorded a related charge of $82 million in total operating expenses;

•
On December 12, 2019, McKesson and Walgreens Boots Alliance announced an agreement to create a joint venture that is expected to combine their respective pharmaceutical wholesale businesses in Germany. As a result of this agreement, we recognized fair value remeasurement charges of $275 million in total operating expenses within our European Pharmaceutical Solutions segment;

•
On March 10, 2020, we completed the previously announced separation of our investment in Change Healthcare JV and recognized an estimated gain of $414 million related to this transaction. We no longer hold an interest in any securities of Change Healthcare JV or Change Healthcare, Inc. (“Change”) following the separation. During the second quarter of 2020, we recorded an other-than-temporary-impairment (“OTTI”) charge of $1.2 billion and a dilution loss of $246 million related to our investment in Change Healthcare JV;

•
Diluted earnings per common share from continuing operations attributable to McKesson Corporation in 2020 of $4.99 reflects the aforementioned items and a lower share count compared to the prior year driven largely by share repurchases; and

•	We returned $2.2 billion of cash to shareholders through $1.9 billion of common stock repurchases and $294 million of dividend payments.
Trends and Uncertainties:
COVID-19
In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020.
We continue to evaluate the nature and extent COVID-19 may have to our business and operations. The pandemic is developing rapidly and the full extent to which COVID-19 will impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.
In response to the COVID-19 pandemic, federal, state, and local government directives and policies have been put in place in the United States to enhance availability of medications and supplies to meet the increased demand, assist front-line healthcare providers, manage public health concerns by creating social distancing, and address the economic impacts, including sharply reduced business activity, increased unemployment, and overall uncertainty presented by this new healthcare challenge. Similar governmental actions have occurred in Canada and Europe.
As a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information technology, we are uniquely positioned to respond to the COVID-19 pandemic in the United States, Canada, and Europe. We are working closely with national and local governments, agencies, and industry partners to ensure supplies, including personal protective equipment, and medicine reach our customers and patients when they need them.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

We have taken the necessary steps to ensure that we continue to supply our customers and protect the safety of our employees. The various responses we put in place to mitigate the impact of COVID-19 on our business operations, including telecommuting and work-from-home policies, restricted travel requirements, employee support programs, and enhanced safety measures are intended to limit exposure to COVID-19. These successful steps in our fourth quarter of 2020 have resulted in limited disruption of our normal business operations, productivity trends, and slightly compressed operating margins due to increased operating expenses.
The financial impact to the year ended March 31, 2020 is muted due to the timing of the COVID-19 pandemic late in our fourth quarter. We experienced higher pharmaceutical distribution volumes in March, however, these increases were partially offset by decreases in specialty drug volumes and decreased demand within primary care medical-surgical supplies. Specialty drug volumes were negatively impacted by lower demand for infusions, elective specialty drugs, oncology, and dermatology practice sales. Demand for primary care medical-surgical supplies were negatively impacted by deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic or closures in doctor’s offices. These positive and negative COVID-19 impacts drove increased consolidated revenues by less than 1% in 2020.
The increased volumes and revenue due to COVID-19 favorably impacted income from continuing operations before income taxes, but were mostly offset by increased variable labor costs, enhanced sterilization procedures to sanitize operating facilities, costs of personal protection equipment for our employees, and increased costs of transport as well as increased other operating expenses. Additionally, as previously mentioned, decreased specialty drug volumes and demand challenges for primary care medical-surgical supplies weighed negatively on income from continuing operations before income taxes. We also expanded temporary employee benefits and incentives targeted for our front-line employees to not only protect their safety, but to provide further support including additional medical benefits, emergency leave as well as added compensation. The overall impact to income from continuing operations before income taxes from the favorable and unfavorable items mentioned above largely offset each other, however, impacts to future periods due to COVID-19 may differ based on future developments, including the duration and spread of the virus as well as potential seasonality of new outbreaks. Overall operating margins were compressed due to higher pharmaceutical distribution volumes, shifts in product mix, higher demand by retail national accounts and increased operating expenses.
Our consolidated balance sheets and ability to maintain financial liquidity remains strong. We have experienced no material impacts to our liquidity or net working capital. With many of our customers anticipating extended declines in their businesses due to the COVID-19 pandemic, we are monitoring closely for trends that may impact their timing or ability to pay amounts owed to us. We remain well-capitalized with access to liquidity from our revolving credit facility. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open during the COVID-19 pandemic. While there are signs of stress in both markets, we do not have an immediate need to access these markets and could use our revolving credit facility to meet any near-term liquidity needs. We have seen some improvement in conditions in the debt markets and commercial paper markets as the Federal Reserve has taken steps to stabilize the markets. We believe we have the ability to meet the covenants of our credit agreements.
We continue to monitor the COVID-19 pandemic impact on our supply chain. We were able to maintain appropriate labor and overall vendor supply levels under the circumstances in the fourth quarter, despite challenges including higher sickness rates and service level issues with suppliers. Supplier shortages and stock-outs for certain products have occurred in specific instances as demand in excess of supply escalated for certain items tied to the COVID-19 pandemic response, such as personal protective equipment and other preventive products. Our inventory levels have fluctuated in response to these supply dynamics and increased concentrated customer orders for certain products, with varying inventory level impacts depending on the specific product within our portfolio of offerings.
Although the availability of various products is dependent on our suppliers, their location and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers, industry partners, and government agencies to meet the needs of our customers during the pandemic. We have assembled a Critical Care Drug Task Force, made up of our procurement specialists, clinical health systems pharmacists, and supply chain professionals, focused on securing additional product where available, sourcing back-up products, adjusting allocations to ensure equitable distribution and to protect our operations across all locations and facilities. We have a robust Business Continuity and Disaster Recovery Program (“BCRP”) and we have proactively enhanced our BCRP in response to the COVID-19 pandemic.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of 2020. Although the financial impact on our overall 2020 results is limited due to the timing of the outbreak, we face numerous uncertainties in estimating the direct and indirect effects on our future business operations, financial condition, results of operations, and liquidity. Additionally, responses from authorities and regulators at all levels of government may materially impact us in future periods. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A - Risk Factors in Part I of this Annual Report on Form 10-K for a disclosure of risk factors related to COVID-19.
Opioid-Related Litigation and Claims
We are a defendant in over 3,000 legal proceedings asserting claims related to distribution of controlled substances (opioids) in federal and state courts throughout the United States, and in Puerto Rico and Canada. We are vigorously defending ourselves against such claims and proceedings and are a party to discussions with the objective of achieving broad resolution of the remaining claims. Because of the large number of parties involved, together with the novelty and complexity of the issues, for which there may be different considerations among the parties, we cannot predict the successful resolution through a negotiated settlement. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 21, “Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements included in this Annual Report on Form 10‑K for more information.
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data and ratios)	Years Ended March 31,			Change
	2020	2019	2018	2020		2019
Revenues	$231,051	$214,319	$208,357	8%		3%
Gross Profit	12,023	11,754	11,184	2		5
Gross Profit Margin	5.20%	5.48%	5.37%	(28)	bp	11	bp
Total Operating Expenses	$(9,534)	$(10,868)	$(10,422)	(12)%		4%
Total Operating Expenses as a Percentage of Revenues	4.13%	5.07%	5.00%	(94)	bp	7	bp
Other Income, Net	$12	$182	$130	(93)%		40%
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture	(1,108)	(194)	(248)	471		(22)
Loss on Debt Extinguishment	—	—	(122)	NM		(100)
Interest Expense	(249)	(264)	(283)	(6)		(7)
Income from Continuing Operations Before Income Taxes	1,144	610	239	88		155
Income Tax (Expense) Benefit	(18)	(356)	53	(95)		(772)
Income from Continuing Operations	1,126	254	292	343		(13)
Income (Loss) from Discontinued Operations, Net of Tax	(6)	1	5	(700)		(80)
Net Income	1,120	255	297	339		(14)
Net Income Attributable to Noncontrolling Interests	(220)	(221)	(230)	-		(4)
Net Income Attributable to McKesson Corporation	$900	$34	$67	NM		(49)%

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing operations	$4.99	$0.17	$0.30	NM		(43)%
Discontinued operations	(0.04)	—	0.02	NM		(100)
Total	$4.95	$0.17	$0.32	NM		(47)%

Weighted Average Diluted Common Shares	182	197	209	(8)%		(6)%
bp - basis points
NM - not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Revenues
Revenues increased for the years ended March 31, 2020 and 2019 compared to the respective prior years primarily due to market growth, including expanded business with existing customers within our U.S. Pharmaceutical and Specialty Solutions segment. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion. The increase in revenues for 2019 was also due to our 2019 first quarter acquisition of Medical Specialties Distributors LLC (“MSD”), partially offset by loss of customers within our U.S. Pharmaceutical and Specialty Solutions segment. The impact from COVID-19 increased revenues by less than 1% for the year ended March 31, 2020 and was primarily attributable to our U.S. Pharmaceutical and Specialty Solutions and European Pharmaceutical Solutions segments.
Gross Profit
Gross profit increased for the year ended March 31, 2020 compared to the prior year primarily due to market growth in our Medical-Surgical Solutions segment, partially offset by unfavorable effects of foreign currency exchange fluctuations. Gross profit and gross profit margin for the year ended March 31, 2020 compared to the prior year were unfavorably impacted by a decrease in net cash proceeds received of $22 million in 2020 compared to $202 million in 2019 representing our share of antitrust legal settlements, partially offset by higher last-in, first-out (“LIFO”) credits in 2020 due to higher generic deflation. The impact from COVID-19 increased gross profit by less than 1% and decreased gross profit margin by less than 10 basis points for the year ended March 31, 2020.
Gross profit and gross profit margin increased for the year ended March 31, 2019 compared to the prior year. Gross profit increased due to market growth, partially offset by loss of customers. The increase in gross profit and gross profit margin for 2019 was also due to the receipt of net cash proceeds representing our share of antitrust legal settlements of $202 million, higher LIFO credits and our business acquisitions. These increases in 2019 were partially offset by the incremental government reimbursement reductions in the United Kingdom (“U.K.”), government imposed generic price cuts in Canada and the 2018 third quarter sale of our Enterprise Information Solutions (“EIS”) business.
Gross profit for the years ended March 31, 2020, 2019 and 2018 included LIFO inventory credits of $252 million, $210 million and $99 million. Refer to the “Critical Accounting Policies and Estimates” section included in this Financial Review for further information.
Total Operating Expenses
A summary of the components of our total operating expenses for the years ended March 31, 2020, 2019 and 2018 is as follows:

	Years Ended March 31,			Change
(Dollars in millions, except ratios)	2020	2019	2018	2020		2019
Selling, distribution and administrative expenses	$9,168	$8,403	$8,138	9%		3%
Research and development	96	71	125	35		(43)
Goodwill impairment charges	2	1,797	1,738	(100)		3
Restructuring, impairment and related charges	268	597	567	(55)		5
Gain from sale of business	—	—	(109)	NM		(100)
Gain on healthcare technology net asset exchange, net	—	—	(37)	NM		(100)
Total Operating Expenses	$9,534	$10,868	$10,422	(12)%		4%
Percent of Revenues	4.13%	5.07%	5.00%	(94)	bp	7	bp
Total operating expenses and total operating expenses as a percentage of revenues decreased for the year ended March 31, 2020 compared to the prior year and increased for the year ended March 31, 2019 compared to the prior year.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Total operating expenses for the years ended March 31, 2020, 2019 and 2018 were affected by the following significant items:
2020

•
Selling, distribution and administrative expenses (“SD&A”) includes charges of $275 million to remeasure assets and liabilities held for sale to the lower of carrying value or fair value less costs to sell related to the expected contribution of the majority of our German wholesale business to create a joint venture in which McKesson will have a non-controlling interest within our European Pharmaceutical Solutions segment. Refer to Financial Note 3, “Held for Sale,” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for more information;

•
SD&A includes opioid-related expenses of $232 million, primarily litigation and related expenses, including the second quarter settlement charge of $82 million recorded in connection with an agreement executed in December 2019 to settle all opioid-related claims filed by two Ohio counties;

•
Restructuring, impairment and related charges includes long-lived asset impairment charges of $112 million, primarily for our U.K. business (mainly pharmacy licenses) and Rexall Health retail business (“Rexall Health”) in Other (mainly customer relationships), and the remaining $156 million primarily represents employee severance and exit-related costs related to our 2019 restructuring initiatives, as further discussed below; and

•
Total operating expenses includes higher SD&A due to our business acquisitions and to support business growth, as well as our technology initiatives, partially offset by favorable effects of foreign currency exchange fluctuations.

2019

•
Goodwill impairment charges of $1.8 billion in our Retail Pharmacy (“RP”, formerly “Consumer Solutions”) and Pharmaceutical Distribution (“PD”, formerly “Pharmacy Solutions”) reporting units within the European Pharmaceutical Solutions segment. Of these impairment charges, $238 million was recognized upon the 2019 first quarter segment changes, which resulted in two new reporting units. The remaining charges primarily were due to declines in the reporting units’ estimated future cash flows and the selection of higher discount rates. These impairment charges generally were not deductible for income tax purposes. The declines in estimated future cash flows primarily were attributed to additional government reimbursement reductions and competitive pressures within the U.K. The risk of successfully achieving certain business initiatives was the primary factor in the use of a higher discount rate. At March 31, 2019, both RP and PD reporting units had no remaining goodwill balances;

•
Restructuring, impairment and related charges primarily includes employee severance and exit-related costs of $331 million for our 2019 restructuring initiatives, as further discussed below and long-lived asset impairment charges of $245 million primarily for our U.K. business (mainly pharmacy licenses) driven by additional government reimbursement reductions and competitive pressures in the U.K.; and

•
SD&A includes opioid-related costs of $151 million primarily related to litigation expenses and increased expenses due to our business acquisitions and to support growth, partially offset by a gain from an escrow settlement of $97 million representing certain indemnity and other claims related to our 2017 acquisition of Rexall Health and a credit of $90 million for the derecognition of a liability related to the tax receivable agreement (“TRA”) payable to the shareholders of Change.

2018

•
Goodwill impairment charges of $1.3 billion for the European Pharmaceutical Solutions segment and $455 million for Rexall Health. There were no tax benefits associated with these goodwill impairment charges. The impairments for Europe were triggered primarily by government reimbursement reductions in our retail business in the U.K. and a more competitive environment in France. The impairments for Rexall Health were primarily driven by significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces. At March 31, 2018, Rexall Health had no remaining goodwill related to our acquisition of Rexall Health;

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

•
Restructuring, impairment and related charges primarily includes long-lived asset impairment charges of $446 million due to the declines in estimated future cash flows in our European business including those declines in our U.K. retail business driven by government reimbursement reductions. In addition, we recorded employee severance and lease exit costs of $74 million for our 2018 restructuring plan in our McKesson Europe business. The plan was substantially completed in 2020;

•	SD&A includes a charitable contribution expense of $100 million to a public benefit California foundation (the “Foundation”);

•	SD&A includes increased expenses due to our business acquisitions, partially offset by a gain from sale of business of $109 million related to the sale of our EIS business within Other.
Goodwill Impairments
The impairment testing performed in 2020 did not indicate any material impairment of goodwill. As of the testing date, other risks, expenses and future developments, such as additional government actions, increased regulatory uncertainty and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit in Other where the risk of a material goodwill impairment is higher than other reporting units. Refer to “Critical Accounting Policies and Estimates” included in this Financial Review for further information.
On October 1, 2019, we voluntarily changed our annual goodwill impairment testing date from January 1 to October 1 to better align with the timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. Refer to Note 14, “Goodwill and Intangible Assets, Net,” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for further information.
2019 Restructuring Initiatives
On April 25, 2018, we announced a strategic growth initiative intended to drive long-term incremental profit growth and increase operational efficiency. The initiative consists of multiple growth priorities and plans to optimize our operating models and cost structures primarily through the centralization, cost management and outsourcing of certain administrative functions. As part of the growth initiative, we committed to implement certain actions including a reduction in workforce, facility consolidation and store closures. This set of the initiatives was substantially complete by the end of 2020 and we recorded charges of $15 million and $135 million in 2020 and 2019 primarily representing employee severance, exit-related costs and asset impairment charges. Any remaining charges primarily consist of exit-related costs.
As previously announced on November 30, 2018, we relocated our corporate headquarters from San Francisco, California to Irving, Texas to improve efficiency, collaboration and cost competitiveness, effective April 1, 2019. We anticipate that the relocation will be complete by January 2021. We expect to incur total charges of approximately $80 million to $130 million, of which charges of $44 million and $33 million were recorded in 2020 and 2019 primarily representing employee retention expenses, asset impairments and accelerated depreciation. The estimated remaining charges primarily consist of lease and other exit-related costs, and employee-related expenses including retention.
During the fourth quarter of 2019, we committed to additional programs to continue our operating model and cost optimization efforts. We continue to implement centralization of certain functions and outsourcing through the expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of our business operations and related headcount reductions, closures of retail pharmacy stores in Europe and closures of other facilities. We anticipate these additional programs will be substantially complete by the end of 2021. We expect to incur total charges of approximately $300 million to $350 million for these programs, of which charges of $72 million and $163 million were recorded in 2020 and 2019 primarily representing employee severance, accelerated depreciation expense and project consulting fees. The estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.
Refer to Financial Note 4, “Restructuring, Impairment and Related Charges,” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Other Income, Net
Other income, net, for the year ended March 31, 2020 decreased compared to the prior year primarily due to the 2020 pension settlement charges of $122 million related to our previously approved termination of the frozen U.S. defined benefit pension plan and higher gains recognized from the sale of investments in 2019, partially offset by higher settlement gains in 2020 from our derivative contracts. In connection with the pension plan termination, we purchased annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants.
Other income, net for the year ended March 31, 2019 increased compared to the prior year primarily due to higher gains recognized from the sales of investments.
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture
Our investment in Change Healthcare JV is accounted for using the equity method of accounting. Excluding the impairment and transaction-related items described below, our proportionate share of loss from our investment in Change Healthcare JV for the years ended March 31, 2020, 2019 and 2018 was $119 million, $194 million and $248 million, which primarily includes transaction and integration expenses incurred by the joint venture and basis differences between the joint venture and McKesson including amortization of fair value adjustments. 2018 also includes certain transaction expenses, partially offset by a tax benefit of $76 million primarily due to a reduction in the future applicable tax rate related to the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). During the first quarter of 2020 and for the years ended March 31, 2019 and 2018, we owned approximately 70% of this joint venture.
On June 27, 2019, common stock and certain other securities of Change began trading on the NASDAQ (“IPO”). On July 1, 2019, upon the completion of its IPO, Change contributed net cash proceeds it received from its offering of common stock to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities were also used by Change to acquire certain securities of Change Healthcare JV. As a result, McKesson’s equity interest in Change Healthcare JV was reduced to approximately 58.5%, which was used to recognize our proportionate share in net loss from Change Healthcare JV, commencing the second quarter of 2020. As a result of the ownership dilution to 58.5% from 70%, we recognized a dilution loss of approximately $246 million in the second quarter of 2020. Additionally, our proportionate share of income or loss from this investment was subsequently reduced as immaterial settlements of stock option exercises occurred after the IPO and further diluted our ownership.
In the second quarter of 2020, we recorded an OTTI charge of $1.2 billion to our investment in Change Healthcare JV, representing the difference between the carrying value of our investment and the fair value derived from the corresponding closing price of Change’s common stock at September 30, 2019. This charge was included within equity earnings and charges from investment in Change Healthcare joint venture in our consolidated statements of operations for the year ended March 31, 2020.
On March 10, 2020, we completed the previously announced separation of our interest in Change Healthcare JV. The separation was effected through the split-off of SpinCo, a wholly owned subsidiary of the Company that held all of our interest in Change Healthcare JV, to certain of our stockholders through an exchange offer (“Split-off”), followed by the merger of SpinCo with and into Change, with Change surviving the merger (“Merger”).
In connection with the exchange offer, on March 9, 2020, we distributed all 176.0 million outstanding shares of common stock of SpinCo to participating holders of the Company’s common stock in exchange for 15.4 million shares of McKesson common stock. Following consummation of the exchange offer, on March 10, 2020, the Merger was consummated, with each share of SpinCo common stock converted into one share of Change common stock, par value $0.001 per share, with cash being paid in lieu of fractional shares of Change common stock. The Split-off and Merger are intended to be generally tax-free transactions to McKesson and its shareholders for U.S. federal income tax purposes. Following the Split-off, we do not beneficially own any of Change’s outstanding securities. In connection with this transaction, we recognized an estimated gain for financial reporting purposes of $414 million during the fourth quarter of 2020, which was largely driven by the reversal of a related deferred tax liability.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

After the separation, Change Healthcare JV is required under the TRA to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, resulting from depreciation or amortization allocated to Change by McKesson. The receipt of any payments under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings, which creates uncertainty over the amount, timing and probability of the gain recognized. As such, we account for the TRA as a gain contingency, with no receivable recognized as of March 31, 2020.
Loss on Debt Extinguishment
In 2018, we recognized a loss on debt extinguishment of $122 million primarily representing premiums related to our February 2018 tender offers to redeem a portion of our existing outstanding long-term debt.
Interest Expense
Interest expense decreased in 2020 compared to the prior year primarily due to a decrease in the issuance of commercial paper, partially offset by a decrease in interest income from our derivative contracts. Interest expense decreased in 2019 compared to the prior year primarily due to the refinancing of debt at lower interest rates, partially offset by an increase in the issuance of commercial paper. Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax (Expense) Benefit
We recorded income tax expense of $18 million and $356 million and tax benefit of $53 million related to continuing operations for the years ended March 31, 2020, 2019 and 2018. Our reported income tax expense rates were 1.6% and 58.4% in 2020 and 2019, and our income tax benefit rate was 22.2% in 2018.
Our reported income tax expense rate for 2020 was favorably impacted by an estimated gain on the Change Healthcare JV divestiture of $414 million (pre-tax and after-tax), which was intended to generally be a tax-free split-off for U.S. federal income tax purposes, and unfavorably impacted by charges of $275 million (pre-tax and after-tax) to remeasure the carrying value of assets and liabilities held for sale related to the expected formation of a new German wholesale joint venture within our European Pharmaceutical Solutions segment. Refer to Financial Note 2,“Investment in Change Healthcare Joint Venture” and Note 3,“Held for Sale,” to the accompanying consolidated financial statements included in this Annual Report on Form 10‑K for more information.
Our reported income tax expense rate for 2019 was unfavorably impacted by charges of $1.8 billion (pre-tax and after-tax) to impair the carrying value of goodwill for our European Pharmaceutical Solutions segment, given that these charges are generally not deductible for tax purposes. The reported income tax benefit rate for 2018 was unfavorably impacted by the goodwill impairment charges of $1.7 billion (pre-tax and after-tax), given that these charges are generally not deductible for tax purposes. Refer to Financial Note 14, “Goodwill and Intangible Assets, Net,” to the accompanying consolidated financial statements included in this Annual Report on Form 10‑K for additional information. As a result of the enactment of the 2017 Tax Act, the 2018 income tax benefit rate included a tax benefit of $1.3 billion from the remeasurement of certain deferred taxes to the lower U.S. federal tax rate, partially offset by a tax expense of $457 million representing the one-time tax imposed on certain accumulated earnings and profits of our foreign subsidiaries.
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
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax, was a loss of $6 million for the year ended March 31, 2020 and income of $1 million and $5 million for the years ended March 31, 2019 and 2018.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of Stockholders’ Equity on our consolidated balance sheet. Refer to Financial Note 9, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $900 million, $34 million and $67 million for the years ended March 31, 2020, 2019 and 2018. Diluted earnings per common share attributable to McKesson Corporation was $4.95, $0.17 and $0.32 for the years ended March 31, 2020, 2019 and 2018. Additionally, our 2020, 2019 and 2018 diluted earnings per share reflect the cumulative effects of share repurchases.
Weighted Average Diluted Common Shares
Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 182 million, 197 million and 209 million for the years ended March 31, 2020, 2019 and 2018. Weighted average diluted common shares outstanding is impacted by the exercise and settlement of share-based awards and the cumulative effect of share repurchases, including the impact of shares exchanged as part of the split-off from our investment in Change Healthcare JV, as discussed above.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Overview of Segment Results:
Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2020	2019	2018	2020	2019
U.S. Pharmaceutical and Specialty Solutions	$183,341	$167,763	$162,587	9%	3%
European Pharmaceutical Solutions	27,390	27,242	27,320	1	—
Medical-Surgical Solutions	8,305	7,618	6,611	9	15
Other	12,015	11,696	11,839	3	(1)
Total Revenues	$231,051	$214,319	$208,357	8%	3%
U.S. Pharmaceutical and Specialty Solutions
2020 vs. 2019
U.S. Pharmaceutical and Specialty Solutions revenues for the year ended March 31, 2020 increased 9% compared to the prior year primarily due to market growth, including branded pharmaceutical price increases, higher volumes from retail national account customers and growth in specialty pharmaceuticals, partially offset by brand to generic drug conversions.
2019 vs. 2018
U.S. Pharmaceutical and Specialty Solutions revenues for the year ended March 31, 2019 increased 3% compared to the prior year primarily due to market growth, including expanded business with existing customers, growth of specialty pharmaceuticals and our business acquisitions, partially offset by loss of customers.
European Pharmaceutical Solutions
2020 vs. 2019
European Pharmaceutical Solutions revenues for the year ended March 31, 2020 increased 1% compared to the prior year. Excluding the unfavorable effect of foreign currency exchange fluctuations, revenues for this segment increased 4% primarily due to market growth in our pharmaceutical distribution business.
2019 vs. 2018
European Pharmaceutical Solutions revenues remained flat for the year ended March 31, 2019 compared to the prior year. Excluding the unfavorable effect of foreign currency exchange fluctuations, revenues for this segment increased 1% primarily due to market growth, partially offset by the impact of retail pharmacy closures and additional government reimbursement reductions in the U.K., and the competitive environment in France.
Medical-Surgical Solutions
2020 vs. 2019
Medical-Surgical Solutions revenues for the year ended March 31, 2020 increased 9% compared to the prior year primarily due to market growth in our primary care business.
2019 vs. 2018
Medical-Surgical Solutions revenues for the year ended March 31, 2019 increased 15% compared to the prior year primarily due to our 2019 first quarter acquisition of MSD and market growth.
Other
2020 vs. 2019
Revenues in Other for March 31, 2020 increased 3% compared to the prior year primarily due to market growth in our Canadian and MRxTS businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

2019 vs. 2018
Revenues in Other for the year ended March 31, 2019 decreased 1% compared to the prior year primarily due to unfavorable effects of foreign currency exchange fluctuations of 2% and the effect of government imposed generic price cuts and retail pharmacy closures related to our Canadian business. In addition, revenues in Other for 2019 were negatively impacted by the 2018 sale of our EIS business. These decreases are partially offset by growth in our Canadian and MRxTS businesses and the effects of acquisitions in Canada.
Segment Operating Profit and Corporate Expenses, Net:

	Years Ended March 31,			Change
(Dollars in millions, except ratios)	2020	2019	2018	2020		2019
Segment Operating Profit (Loss) (1)
U.S. Pharmaceutical and Specialty Solutions	$2,767	$2,697	$2,535	3%		6%
European Pharmaceutical Solutions (2)	(261)	(1,978)	(1,681)	(87)		18
Medical-Surgical Solutions	499	455	461	10		(1)
Other (3)	(595)	394	(107)	(251)		468
Subtotal	2,410	1,568	1,208	54		30
Corporate Expenses, Net (4)	(1,017)	(694)	(564)	47		23
Loss on Debt Extinguishment	—	—	(122)	NM		(100)
Interest Expense	(249)	(264)	(283)	(6)		(7)
Income from Continuing Operations Before Income Taxes	$1,144	$610	$239	88%		155%

Segment Operating Profit (Loss) Margin
U.S. Pharmaceutical and Specialty Solutions	1.51%	1.61%	1.56%	(10)	bp	5	bp
European Pharmaceutical Solutions	(0.95)	(7.26)	(6.15)	631		(111)
Medical-Surgical Solutions	6.01	5.97	6.97	4		(100)
bp - basis points
NM - not meaningful

(1)	Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for our reportable segments and Other.

(2)
Operating loss of our European Pharmaceutical Solutions segment for the year ended March 31, 2020 includes charges of $275 million to remeasure to fair value the assets and liabilities of our German wholesale business to be contributed to a joint venture as well as long-lived asset impairment charges of $82 million. This segment’s operating loss for the years ended March 31, 2019 and 2018 include goodwill impairment charges of $1.8 billion and $1.3 billion as well as long-lived asset impairment charges of $210 million and $446 million.

(3)
Operating loss for Other for the year ended March 31, 2020 includes an impairment charge of $1.2 billion and a dilution loss of $246 million related to our investment in Change Healthcare JV, partially offset by an estimated gain of $414 million related to the completed separation of our interest in Change Healthcare JV during the fourth quarter of 2020.

(4)	Corporate expenses, net for the year ended March 31, 2020 includes a pension settlement charge of $122 million and a settlement charge of $82 million related to opioid claims.

U.S. Pharmaceutical and Specialty Solutions
2020 vs. 2019
Operating profit increased for the year ended March 31, 2020 compared to the prior year primarily due to market growth in our specialty business. Operating profit and operating profit margin were favorably impacted by a charge related to a customer bankruptcy in 2019 and higher LIFO credits in 2020. Operating profit and operating profit margin were unfavorably impacted by customer mix and lower net cash proceeds received of $22 million in 2020 compared to $202 million in 2019 representing our share of antitrust legal settlements.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

2019 vs. 2018
Operating profit increased for the year ended March 31, 2019 compared to the prior year primarily due to market growth, including growth in our specialty business, partially offset by loss of customers. Operating profit and operating profit margin for 2019 benefited from the net cash proceeds of $202 million representing our share of antitrust legal settlements and higher LIFO credits of $210 million in 2019 compared to $99 million in 2018, partially offset by a $61 million charge related to a customer bankruptcy.
European Pharmaceutical Solutions
2020 vs. 2019
Operating loss and operating loss margin improved for the year ended March 31, 2020 compared to the prior year primarily due to 2019 goodwill impairment charges of $1.8 billion and decreased long-lived asset impairment charges of $82 million in 2020 compared to $210 million in 2019, partially offset by 2020 charges of $275 million for the fair value remeasurement related to our German wholesale business to be contributed to a joint venture.
2019 vs. 2018
Operating loss and operating loss margin were negatively impacted for the year ended March 31, 2019 compared to the prior year primarily due to goodwill impairment charges of $1.8 billion in 2019 compared to $1.3 billion in 2018, the effect of government reimbursement reductions and lower sales volume in the U.K., and increased competition in France. This was partially offset by market growth and long-lived asset impairment charges of $210 million in 2019 compared to $446 million in 2018.
Medical-Surgical Solutions
2020 vs. 2019
Operating profit and operating profit margin increased for the year ended March 31, 2020 compared to prior year primarily due to market growth in our primary care business and lower restructuring charges, partially offset by the remeasurement of assets and liabilities to fair value related to a divestiture that was completed in the fourth quarter of 2020 and higher operating expenses, including an increase in our provision for bad debts.
2019 vs. 2018
Operating profit decreased for the year ended March 31, 2019 compared to the prior year primarily due to higher restructuring charges, partially offset by market growth. Operating profit margin for 2019 decreased primarily due to higher restructuring charges and changes in our mix of business, partially offset by ongoing cost management.
Other
Operating profit for Other decreased for 2020 and increased in 2019 compared to the respective prior years. Operating profit for Other for the years ended March 31, 2020, 2019 and 2018 were affected by the following significant items:
2020

•
OTTI charge of $1.2 billion and the dilution loss of $246 million related to our investment in Change Healthcare JV both recognized in the second quarter of 2020, partially offset by an estimated gain of $414 million related to the completed separation of our interest in Change Healthcare JV during the fourth quarter of 2020;

•	Long-lived asset impairment charges of $30 million recognized for Rexall Health; and

•	Market growth in our MRxTS and Canadian businesses.
2019

•	Market growth in our MRxTS business;

•	Lower operating profit due to the 2018 sale of our EIS business;

•	Gain from an escrow settlement of $97 million related to our 2017 acquisition of Rexall Health;

•	Credit of $90 million for the derecognition of a liability related to the TRA payable to the shareholders of Change;

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

•	Higher restructuring and asset impairment charges related to closures of our retail pharmacy stores in Canada;

•	Lower amount of our proportionate share of losses from our equity method investment in Change Healthcare JV during 2019;

•	Goodwill and long-lived asset impairment charges of $56 million recognized for Rexall Health;

•	Gain of $56 million from the divestiture of an equity investment; and

•	Government imposed generic price cuts in Canada.
2018

•	Lower operating profit due to the 2017 contribution of the Core MTS Business to the Change Healthcare JV;

•	Goodwill charges of $455 million and long-lived asset impairment charges of $33 million recognized for Rexall Health;

•	Market growth in our MRxTS business;

•	Our proportionate share of losses from our equity method investment in Change Healthcare JV during 2018;

•	$109 million gain from the sale of our EIS business in 2018;

•	$46 million credit representing a reduction of our TRA liability related to the adoption of the 2017 Tax Act; and

•	Gain of $37 million resulting from the finalization of net working capital and other adjustments related to the contribution of the Core MTS Business to Change Healthcare JV.
Corporate
2020 vs. 2019
Corporate expenses, net, increased for the year ended March 31, 2020 compared to the prior year primarily due to a $122 million pension settlement charge, an $82 million opioid claim settlement charge and higher costs for technology initiatives, partially offset by higher net settlement gains in 2020 from our derivative contracts. Corporate expenses, net, for 2020 also included charitable contribution expenses of approximately $20 million primarily for the McKesson Foundation.
2019 vs. 2018
Corporate expenses, net, increased for the year ended March 31, 2019 compared to the prior year primarily due to an increase in opioid-related costs, higher restructuring-related charges and costs for technology initiatives. Corporate expenses, net, for 2018 included a charitable contribution expense of $100 million for the Foundation.
Foreign Operations
Our foreign operations represented approximately 17% of our consolidated revenues in 2020 and approximately 18% in each of 2019 and 2018. Foreign operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies including Euro, British pound sterling and Canadian dollar. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates. In discussing our operating results, we may use the term “foreign currency effect”, which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. In computing foreign currency effect, we translate our current year results in local currencies into U.S dollars by applying average foreign exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods in U.S. dollars. Additional information regarding our foreign operations is included in Financial Note 24, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Business Combinations
Refer to Financial Note 5, “Business Acquisitions and Divestitures,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Fiscal 2021 Outlook
Information regarding the Company’s fiscal 2021 outlook is contained in our Form 8-K dated May 20, 2020. That Form 8-K should be read in conjunction with the forward-looking statements in Item 7 - Trends and Uncertainties, and the cautionary statements in Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors in Part I of this Annual Report on Form 10-K.
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
Sales to the Company’s ten largest customers, including GPOs, accounted for approximately 51% of total consolidated revenues in 2020 and comprised approximately 37% of total trade accounts receivable at March 31, 2020. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 20% of our total consolidated revenues in 2020 and comprised approximately 20% of total trade accounts receivable March 31, 2020. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. With many of our customers anticipating extended declines in their businesses due to COVID-19, we are monitoring closely for trends that may impact their timing or ability to pay amounts owed to us. We believe the reserves maintained and expenses recorded in 2020 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.
At March 31, 2020, trade and notes receivables were $17.6 billion prior to allowances of $252 million. In 2020, 2019 and 2018, our provision for bad debts was $91 million, $132 million and $44 million. At March 31, 2020 and 2019, the allowance as a percentage of trade and notes receivables was 1.4% and 1.8%. An increase or decrease of a hypothetical 0.1% in the 2020 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $18 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Inventories: Inventories consist of merchandise held for resale. Prior to 2018, we reported inventories at the lower of cost or market (“LCM”). Effective in the first quarter of 2018, we report inventories at the lower of cost or net realizable value, except for inventories determined using the last-in, last-out (“LIFO”) method which are valued at the lower of LIFO cost or market. LIFO method presumes that the most recent inventory purchases are the first items sold and the inventory cost under LIFO approximates market. The majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign and certain domestic locations is based on first-in, first-out (“FIFO”) method and weighted average purchase prices. Rebates, cash discounts and other incentives received from vendors relating to the purchase or distribution of inventory are considered as product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.
At March 31, 2020 and 2019, total inventories, net were $16.7 billion on our consolidated balance sheets. The LIFO method was used to value approximately 60% and 62% of our inventories at March 31, 2020 and 2019. If we had used the moving average method of inventory valuation, inventories would have been approximately $444 million and $696 million higher than the amounts reported at March 31, 2020 and 2019. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. We recognized LIFO credits of $252 million, $210 million and $99 million in 2020, 2019 and 2018 in our consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
We believe that moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. As of March 31, 2020 and 2019, inventories at LIFO did not exceed market.
In determining whether an inventory valuation allowance is required, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories which are considered excess and obsolete as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.
Business Combinations: The Company accounts for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that the Company obtains control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use a method that is a form or variation of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s expected useful life. Refer to Financial Note 5, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our acquisitions.
Goodwill and Long-Lived Assets: As a result of acquiring businesses, we have $9.4 billion of goodwill at March 31, 2020 and 2019, and $3.2 billion and $3.7 billion of intangible assets, net at March 31, 2020 and 2019. On October 1, 2019, we voluntarily changed our annual goodwill impairment testing date from January 1 to October 1 to better align with the timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. Refer to Note 14, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
We perform an impairment test on goodwill balances annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant declines in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.
In 2018, we elected to early adopt, on a prospective basis, the amended guidance that simplifies goodwill impairment testing by eliminating the second step of the impairment test. The one-step impairment test under the amended guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, up to the amount of goodwill the entity has recorded.
To estimate the fair value of our reporting units, we generally use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow (“DCF”) model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. In addition, we compare the aggregate of the reporting units’ fair values to our market capitalization as further corroboration of the fair values.
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment testing date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. Under the market approach, significant estimates and assumptions also include the selection of appropriate guideline companies and the determination of appropriate valuation multiples to apply to the reporting unit. Under the income approach, significant estimates and assumptions also includes the determination of discount rates. The discount rates represent the weighted average cost of capital measuring the reporting unit’s cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company’s target capital structure. Included in the estimate of the weighted average cost of capital is the assumption of an unsystematic risk premium to address incremental uncertainty related to the reporting units’ future cash flow projections. An increase in the unsystematic risk premium increases the discount rate.
Based on the 2019 annual goodwill impairment tests, the estimated fair values of our reporting units excluding the Retail Pharmacy (formerly, Consumer Solutions) and Pharmaceutical Distribution (formerly, Pharmacy Solutions) reporting units in our European Pharmaceutical Solutions segment exceeded their carrying values. However, other risks, expenses and future developments, such as additional government actions, increased regulatory uncertainty and material changes in key market assumptions that we were unable to anticipate as of the testing date may require us to further revise the projected cash flows, which could adversely affect the fair value of our other reporting units in future periods. The estimated fair value of our McKesson Canada reporting unit within Other exceeded the carrying value of this reporting unit by 11% in 2020. The goodwill balance of this reporting unit was $1.4 billion at March 31, 2020 or approximately 15% of the consolidated goodwill balance. Generally, a decline in estimated future cash flows in excess of 12% or an increase in the discount rate in excess of 1% could result in an indication of goodwill impairment for this reporting unit in future reporting periods. Refer to Financial Note 14, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Our ongoing consideration of all the factors described previously could result in further impairment charges in the future, which could adversely affect our net income. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
Equity Method Investments: We evaluate our investments for other-than-temporary impairments when circumstances indicate those assets may be impaired. When the decline in value is deemed to be other than temporary, an impairment is recognized to the extent that the fair value is less than the carrying value of the investment. We consider various factors in determining whether a loss in value of an investment is other than temporary including: the length of time and the extent to which the fair value has been below cost; the financial condition of the investees, and our intent and ability to retain the investment for a period of time sufficient to allow for recovery of value. Management makes certain judgments and estimates in its assessment including but not limited to: identifying if circumstances indicate a decline in value is other than temporary, expectations about the business operations of investees, as well as industry, financial and market factors. Any significant changes in assumptions or judgments in assessing impairments could result in an impairment charge.
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
Income Taxes: Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties and include those used to conclude on the tax-free nature of the separation of the Change Healthcare JV. We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.
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
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, our tax expense and cash flows could be materially impacted.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Loss Contingencies: We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a material loss is reasonably possible or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided. Legal fees are recognized as incurred when the legal services are provided.
We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the potential loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. In conjunction with the preparation of the accompanying financial statements, we considered matters related to ongoing controlled substances claims to which we are a party. While we are not able to predict the outcome or reasonably estimate a range of possible losses in these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our results of operations, consolidated financial position, cash flows or liquidity. Refer to Financial Note 21, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. As described within “Trends and Uncertainties” above, the COVID-19 pandemic is developing rapidly. We continue to monitor its impact on demand within parts of our business, as well as trends potentially impacting the timing or ability for some of our customers to pay amounts owed to us. We remain well-capitalized with access to liquidity from our revolving credit facility. Additionally, long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open during the COVID-19 pandemic. While there are signs of stress in both markets, we do not have an immediate need to access these markets and could use our revolving credit facility to meet any near-term liquidity needs. We have seen some improvement in conditions in the debt markets and commercial paper markets as the Federal Reserve has taken steps to stabilize the markets. We believe we have the ability to meet the covenants of our credit agreements.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Years Ended March 31,			Change
(Dollars in millions)	2020	2019	2018	2020	2019
Net cash provided by (used in):
Operating activities	$4,374	$4,036	$4,345	$338	$(309)
Investing activities	(579)	(1,381)	(2,993)	802	1,612
Financing activities	(2,734)	(2,227)	(3,084)	(507)	857
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(119)	150	100	(269)
Net change in cash, cash equivalents and restricted cash	$1,042	$309	$(1,582)	$733	$1,891
Operating Activities
Net cash provided from operating activities was $4.4 billion, $4.0 billion and $4.3 billion for the years ended March 31, 2020, 2019 and 2018. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms. Operating activities for the year ended March 31, 2020 were affected by increases in drafts and accounts payable primarily associated with timing, replenishing inventory stocks and effective working capital management, and an increase in receivables primarily due to revenue growth. Operating activities for the year ended March 31, 2019 were primarily affected by an increase in receivables due to the overall increase in sales volume and timing of receipts, and increases in drafts and accounts payable, primarily due to increased inventory purchases and timing of payments. Operating activities for the year ended March 31, 2018 were primarily affected by a decrease in receivables primarily due to timing of receipts and loss of customers, and increases in drafts and accounts payable reflecting longer payment terms for certain purchases.
During the year ended March 31, 2020, we made a cash payment of $114 million from the executive benefit retirement plan. Other non-cash items within operating activities for the year ended March 31, 2020 primarily includes fair value remeasurement charges of $275 million related to our German wholesale business to be contributed to a joint venture, a pension settlement charge of $122 million and stock-based compensation of $119 million.
Investing Activities
Net cash used in investing activities was $579 million, $1.4 billion and $3.0 billion for the years ended March 31, 2020, 2019 and 2018. Investing activities for the year ended March 31, 2020 include $362 million and $144 million in capital expenditures for property, plant and equipment, and capitalized software and $133 million of net cash payments for acquisitions.
Investing activities for the year ended March 31, 2019 include $905 million of net cash payments for acquisitions, including $784 million for our acquisition of MSD, $426 million and $131 million in capital expenditures for property, plant and equipment, and capitalized software, and $101 million of net cash proceeds from sales of businesses and investments.
Investing activities for the year ended March 31, 2018 include $2.9 billion of net cash payments for acquisitions, including $1.3 billion and $720 million for our acquisitions of CoverMyMeds, LLC and RxCrossroads, $405 million and $175 million in capital expenditures for property, plant and equipment, and capitalized software, $374 million of net cash proceeds from sales of businesses and investments and $126 million cash payment received related to the Healthcare Technology Net Asset Exchange.
Financing Activities
Net cash used in financing activities was $2.7 billion, $2.2 billion and $3.1 billion for the years ended March 31, 2020, 2019 and 2018. Financing activities for the year ended March 31, 2020 include cash receipts of $21.4 billion and payments of $21.4 billion from short-term borrowings, primarily commercial paper. Financing activities for the year ended March 31, 2020 also include $2.0 billion of cash paid for stock repurchases, repayments of long-term debt of $298 million and $294 million of dividends paid.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Financing activities for the year ended March 31, 2019 include cash receipts of $37.3 billion and payments of $37.3 billion from short-term borrowings, primarily commercial paper. We received cash from long-term debt issuances of $1.1 billion and made repayments on long-term debt of $1.1 billion in 2019. Financing activities for the year ended March 31, 2019 also include $1.6 billion of cash paid for stock repurchases and $292 million of dividends paid.
Financing activities for the year ended March 31, 2018 include cash receipts of $20.5 billion and payments of $20.7 billion from short-term borrowings, primarily commercial paper. We received cash from long-term debt issuances of $1.5 billion and made repayments on long-term debt of $2.3 billion in 2018. Financing activities for the year ended March 31, 2018 also include $1.7 billion of cash paid for stock repurchases, $262 million of dividends paid and $112 million of payments for debt extinguishment.
Share Repurchase Plans
The Company’s Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, ASR programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
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
In 2020, we repurchased 9.2 million of the Company’s shares for $1.3 billion through open market transactions at an average price per share of $144.68. We also entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. The total number of shares repurchased under this ASR program was 4.7 million shares at an average price per share of $127.68.
On March 9, 2020, we completed the Split-off of our interest in the Change Healthcare JV. In connection with the Split-off, we distributed all 176.0 million outstanding shares of SpinCo common stock, which held all of the Company’s interests in the Change Healthcare JV, to participating holders of the Company’s common stock in exchange for 15.4 million shares of McKesson stock, which are now held as treasury stock on our consolidated balance sheet. Following consummation of the exchange offer, on March 10, 2020, SpinCo merged with and into Change with each share of SpinCo common stock converted into one share of Change common stock, par value $0.001 per share, with cash being paid in lieu of fractional shares of Change common stock. See Note 2, “Investment in Change Healthcare Joint Venture” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for more information.

	Years Ended March 31,
(In millions, except per share data)	2020	2019	2018
Number of shares repurchased (1)	13.9	13.5	10.5
Average price paid per share	$138.94	$130.72	$151.06
Total value of shares repurchased (1)	$1,934	$1,627	$1,650

(1)	Excludes shares surrendered for tax withholding and shares related to the Company’s Split-off of the Change Healthcare JV described above.
The total authorization outstanding for repurchase of the Company’s common stock was $1.5 billion at March 31, 2020.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

We believe that our operating cash flow, financial assets and current access to capital and credit markets, including our existing credit facilities, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing. As described within “Trends and Uncertainties” above, the COVID-19 pandemic is developing rapidly. We continue to monitor its impact on demand within parts of our business, as well as trends potentially impacting the timing or ability for some of our customers to pay amounts owed to us.
Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions, except ratios)	2020	2019	2018
Cash, cash equivalents and restricted cash	$4,023	$2,981	$2,672
Working capital	(402)	839	451
Debt to capital ratio (1)	52.1%	43.3%	40.6%
Return on McKesson stockholders’ equity (2)	13.3%	0.4%	0.6%

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

Cash equivalents, which are readily convertible to known amounts of cash, are carried at fair value. Cash equivalents are primarily invested in AAA-rated U.S. government money market funds and overnight deposits with financial institutions. Deposits with financial institutions are primarily denominated in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling, and Canadian dollars. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of March 31, 2020 and 2019 included approximately $1.7 billion and $1.5 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, short-term borrowings, current portion of long-term debt and other current liabilities. We require a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements. The COVID-19 pandemic has potential to increase the variations in our working capital, which we will continue to monitor closely.
Consolidated working capital decreased at March 31, 2020 compared to the prior year primarily due to an increase in drafts and accounts payable and an increase in the current portion of long-term debt for term notes due in 2021, partially offset by an increase in receivables and cash and cash equivalents. Consolidated working capital increased at March 31, 2019 compared to the prior year primarily due to an increase in the cash and cash equivalents, receivables, inventories and a decrease in current portion of long-term debt, partially offset by an increase in drafts and accounts payable.
Our debt to capital ratio increased for 2020 primarily due to decrease in stockholders’ equity driven by the Split-off of our interest in Change Healthcare JV and share repurchases. Our debt to capital ratio increased for 2019 primarily due to a decrease in stockholder’s equity driven by share repurchases.
In July 2019, we raised our quarterly dividend from $0.39 to $0.41 per common share for dividends declared on or after such date by the Board. Dividends were $1.62 per share in 2020, $1.51 per share in 2019 and $1.30 per share in 2018. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements and other factors. In 2020, 2019 and 2018, we paid total cash dividends of $294 million, $292 million and $262 million. Additionally, as required under the Domination Agreement, we are obligated to pay an annual recurring compensation amount of €0.83 per McKesson Europe share (effective January 1, 2015) to the noncontrolling shareholders of McKesson Europe.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Contractual Obligations:
The table and information below presents our significant financial obligations and commitments at March 31, 2020:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt (1)	$7,387	$1,052	$1,517	$1,128	$3,690
Operating lease obligations (2)	2,274	398	681	465	730
Other (3)	284	39	64	50	131

Off balance sheet
Interest on borrowings (4)	1,824	228	384	298	914
Purchase obligations (5)	6,964	6,889	48	27	—
Other (6)	403	222	30	42	109
Total	$19,136	$8,828	$2,724	$2,010	$5,574

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of finance lease obligations.

(2)
Represents undiscounted minimum operating lease obligations under non-cancelable operating leases having an initial remaining term over one year and is not adjusted for imputed interest. Refer to Financial Note 13, “Leases” to the consolidated financial statements appearing in this Annual Report on Form 10-K for more information.

(3)	Includes our estimated benefit payments for the unfunded benefit plans and minimum funding requirements for the pension plans.

(4)	Primarily represents interest that will become due on our fixed rate long-term debt obligations.

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

The contractual obligations table above excludes the following obligations:
At March 31, 2020, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $784 million. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.
Our banks and insurance companies have issued $170 million of standby letters of credit and surety bonds at March 31, 2020. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
The carrying value of redeemable noncontrolling interests related to McKesson Europe was $1.4 billion at March 31, 2020, which exceeded the maximum redemption value of $1.2 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”). The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not expire, but it may be terminated at the end of any fiscal year by giving at least six month’s advance notice.
Refer to Financial Note 9, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Credit Resources:
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 15, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report on Form 10-K.
RELATED PARTY BALANCES AND TRANSACTIONS
Information regarding our related party balances and transactions is included in Financial Note 2, “Investment in Change Healthcare Joint Venture,” and Financial Note 23, “Related Party Balances and Transactions,” to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2020 and 2019, we had $4.0 billion and $3.0 billion and in cash and cash equivalents. The effect of a hypothetical 50 bp increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and variable rate debt, would have resulted in a favorable impact to earnings in 2020 and 2019 of approximately $6.0 million and $4.0 million.
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
As of March 31, 2020 and 2019, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of our foreign exchange contracts by approximately $435 million and $581 million. However, our risk management programs are designed such that the potential loss in value of these risk management portfolios described above would be largely offset by changes in the value of the underlying exposure. Refer to Financial Note 18, “Hedging Activities,” for more information on our foreign currency forward contracts and cross-currency swaps.
The selected hypothetical change in interest rates and foreign currency exchange rates does not reflect what could be considered the best or worst case scenarios.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data.

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. This audit report appears on page 52 of this Annual Report on Form 10-K.
May 22, 2020

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

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 13 to the financial statements, effective April 1, 2019, the Company adopted the Financial Accounting Standards Board’s (“FASB”) new standard related to leases using the modified retrospective basis.
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

McKESSON CORPORATION

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Contingent Liabilities - Litigation and Claims involving Distribution of Controlled Substances - Refer to Note 21 to the financial statements
Critical Audit Matter Description
The Company and its affiliates are defendants in many cases asserting claims related to distribution of controlled substances, including opioids. The Company is named as a defendant along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail pharmacy chains. The plaintiffs in these actions include state attorneys general, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its estimate for the ultimate loss. The Company reviews all loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. The Company also performs an assessment of loss contingencies where a loss is reasonably possible. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements. As of March 31, 2020, the Company has determined that a liability associated with these claims, whether through settlement or litigation, is not probable and a loss or range of loss is not reasonably estimable.
We identified litigation and claims involving the distribution of controlled substances as a critical audit matter because of the challenges auditing management’s judgments applied in determining the likelihood of loss related to the resolution of such claims. Specifically, auditing management’s determination of whether any contingent loss arising from the related litigation and claims is probable, reasonably possible, or remote, and the related disclosures, is subjective and requires significant judgment due to the large number of parties involved, together with the novelty and complexity of the issues.

McKESSON CORPORATION

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to litigation and claims involving distribution of controlled substances included the following, among others:

•
We tested the effectiveness of internal controls related to management’s review of litigation and claims involving the distribution of controlled substances, and approval of the accounting treatment and related disclosures based on the most recent facts and circumstances.

•
We inquired of the Company’s internal and external legal counsel to understand the basis for the Company’s conclusion that any potential loss from the litigation and claims involving the distribution of controlled substances, including through broad resolution via settlement, is neither probable nor reasonably estimable as of March 31, 2020. In addition, we requested and received a written response from internal and external legal counsel as it relates to litigation and claims involving the distribution of controlled substances.

•
We evaluated management’s analysis of litigation and claims involving the distribution of controlled substances, read Board of Directors meeting minutes, including relevant sub-committee meeting minutes, and compared to responses from internal and external counsel. As part of our procedures, we also performed public domain searches for evidence contrary to management’s analysis.

•
We compared the Company's assessment of this matter to relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company's assessment of litigation and claims involving the distribution of controlled substances at March 31, 2020.

•
We consulted with our auditing and accounting experts to assist in our evaluation of the case facts and the Company’s related accounting treatment for the litigation and claims involving the distribution of controlled substances.

•
We evaluated any events subsequent to March 31, 2020 that might impact our evaluation of litigation and claims involving the distribution of controlled substances, including any related accrual or disclosure.

•	We obtained written representations from executives and internal counsel of the Company.

•	We read the Company’s related disclosures and evaluated them for consistency with our testing.
Goodwill - Refer to Note 14 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves comparing the carrying amount of each reporting unit to its fair value on the first day of the third fiscal quarter or whenever the Company believes a potential indicator of impairment requiring a more frequent assessment has occurred. The Company uses a combination of the income and market approaches to estimate reporting unit fair value. Under the market approach, fair value is estimated by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, the Company uses a discounted cash flow (“DCF”) model where cash flows anticipated over future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. The rate used to discount to present value includes an unsystematic risk premium, which is intended to address uncertainty related to the reporting unit’s future cash flow projections. The goodwill balance was $9.4 billion as of March 31, 2020, of which $1.4 billion was allocated to the McKesson Canada reporting unit. The fair value of all reporting units exceeded their respective carrying amounts as of the measurement date and, therefore, no impairment was recognized.
We identified the estimation of the fair value of the McKesson Canada reporting unit used to evaluate the recoverability of goodwill as a critical audit matter because of the challenges auditing significant judgments used in the selection of a discount rate, including the unsystematic risk premium. In particular, the fair value estimate is sensitive to the unsystematic risk premium assumption, which is affected by expected risk of changes in the Canadian business and regulatory environments. Auditing management’s selected discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve more senior members of the team and our fair value specialists.

McKESSON CORPORATION

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s selection of a discount rate, including consideration of the unsystematic risk premium, for the McKesson Canada reporting unit included the following, among others:

•
We tested the effectiveness of internal controls related to management’s goodwill impairment evaluation, including those related to the selection of a discount rate and consideration of an unsystematic risk premium.

•
We evaluated management’s ability to accurately forecast operating results for the McKesson Canada reporting unit by comparing actual results to management’s historical forecasts, in order to consider the reasonableness and adequacy of management’s selected unsystematic risk premium.

•	As part of our assessment of the unsystematic risk premium, we evaluated the reasonableness of strategic plans expected to be implemented during the forecast period by comparing the forecasts to:

◦	Actual results of historical strategic plans

◦	Internal communications to management and the Board of Directors

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including the unsystematic risk premium, by developing a range of independent estimates, testing the mathematical accuracy of the calculation and comparing to the discount rate selected by management.

Investment in Change Healthcare Joint Venture - Tax-free Separation of Change Healthcare JV - Refer to Note 2 to the financial statements
Critical Audit Matter Description
On March 10, 2020, the Company completed the previously announced separation of its interest in the Change Healthcare Joint Venture (“Joint Venture”). The separation was effected through the split-off of a wholly owned subsidiary of the Company (“SpinCo”) that held all of the Company’s interest in the Joint Venture, to certain of the Company’s stockholders through an exchange offer (“Split-off”), followed by the merger of SpinCo with and into Change Healthcare Inc. (“Change”), with Change surviving the merger (“Merger”).
In connection with the Split-off, on March 9, 2020, the Company distributed all outstanding shares of common stock of SpinCo to participating stockholders in exchange for shares of the Company common stock. Following consummation of the Split-off, on March 10, 2020 the Merger was consummated. The Split-off and Merger are intended to be generally tax-free transactions for U.S. Federal income tax purposes. Following the Split-off, the Company does not beneficially own any of Change’s outstanding securities.
We identified the classification of the Split-off and Merger as a tax-free transaction for US Federal income tax purposes to be a critical audit matter because of the complexity of the interpretation and application of the Internal Revenue Code (“Code”), the materiality of the potential tax consequences, and the need to involve our income tax specialists when performing audit procedures to evaluate the U.S. Federal taxability of the Split-Off and Merger.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the U.S Federal taxability of the Split-Off and Merger included the following, among others:

•	We tested the effectiveness of controls over management’s evaluation of the Split-Off and Merger as tax free for U.S. Federal income tax.

•
We inspected the opinion from the Company’s outside legal counsel and external tax advisor that management utilized in forming their conclusions on U.S. Federal taxability of the Split-off and Merger, including certain interpretations of the Code and related statutes.

•
We inspected meeting minutes of the Board of Directors and its committees, income tax filings, support from external advisors, historical financial results of the Company and the Joint Venture, and contracts associated with the Split-off and Merger for corroborating or contradictory evidence.

McKESSON CORPORATION

•
We obtained written representations from management concerning management’s intent associated with future transactions that could affect U.S. Federal taxability and we obtained representations made by Change management that it does not intend to cause any transactions that could affect the Company’s U.S. Federal taxability.

•	We assessed the key facts in the opinion from the Company’s outside legal counsel and tax advisor detailing the requirements under the Code and specifying how such requirements were met.

•
With the assistance of our income tax specialists, we evaluated management’s conclusion that the requirements were met to qualify the Split-Off and Merger as tax free for U.S. Federal income tax purposes.

/s/ Deloitte & Touche LLP
Dallas, Texas
May 22nd, 2020

We have served as the Company’s auditor since 1968.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2020	2019	2018
Revenues	$231,051	$214,319	$208,357
Cost of Sales	(219,028)	(202,565)	(197,173)
Gross Profit	12,023	11,754	11,184
Operating Expenses
Selling, distribution and administrative expenses	(9,168)	(8,403)	(8,138)
Research and development	(96)	(71)	(125)
Goodwill impairment charges	(2)	(1,797)	(1,738)
Restructuring, impairment and related charges	(268)	(597)	(567)
Gain from sale of business	—	—	109
Gain on healthcare technology net asset exchange, net	—	—	37
Total Operating Expenses	(9,534)	(10,868)	(10,422)
Operating Income	2,489	886	762
Other Income, Net	12	182	130
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture	(1,108)	(194)	(248)
Loss on Debt Extinguishment	—	—	(122)
Interest Expense	(249)	(264)	(283)
Income from Continuing Operations Before Income Taxes	1,144	610	239
Income Tax (Expense) Benefit	(18)	(356)	53
Income from Continuing Operations	1,126	254	292
Income (Loss) from Discontinued Operations, Net of Tax	(6)	1	5
Net Income	1,120	255	297
Net Income Attributable to Noncontrolling Interests	(220)	(221)	(230)
Net Income Attributable to McKesson Corporation	$900	$34	$67

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$4.99	$0.17	$0.30
Discontinued operations	(0.04)	—	0.02
Total	$4.95	$0.17	$0.32
Basic
Continuing operations	$5.01	$0.17	$0.30
Discontinued operations	(0.03)	—	0.02
Total	$4.98	$0.17	$0.32

Weighted Average Common Shares
Diluted	182	197	209
Basic	181	196	208
See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2020	2019	2018
Net Income	$1,120	$255	$297

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(66)	(190)	624
Unrealized gains (losses) on cash flow hedges	86	24	(30)
Changes in retirement-related benefit plans	129	(32)	15
Other Comprehensive Income (Loss), Net of Tax	149	(198)	609

Comprehensive Income	1,269	57	906
Comprehensive Income Attributable to Noncontrolling Interests	(223)	(155)	(415)
Comprehensive Income (Loss) Attributable to McKesson Corporation	$1,046	$(98)	$491

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$4,015	$2,981
Receivables, net	19,950	18,246
Inventories, net	16,734	16,709
Assets held for sale	906	—
Prepaid expenses and other	617	529
Total Current Assets	42,222	38,465
Property, Plant and Equipment, Net	2,365	2,548
Operating Lease Right-of-Use Assets	1,886	—
Goodwill	9,360	9,358
Intangible Assets, Net	3,156	3,689
Investment in Change Healthcare Joint Venture	—	3,513
Other Noncurrent Assets	2,258	2,099
Total Assets	$61,247	$59,672
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities
Drafts and accounts payable	$37,195	$33,853
Current portion of long-term debt	1,052	330
Current portion of operating lease liabilities	354	—
Liabilities held for sale	683	—
Other accrued liabilities	3,340	3,443
Total Current Liabilities	42,624	37,626
Long-Term Debt	6,335	7,265
Long-Term Deferred Tax Liabilities	2,255	2,998
Long-Term Operating Lease Liabilities	1,660	—
Other Noncurrent Liabilities	1,662	2,103
Commitments and Contingent Liabilities (Note 21)
Redeemable Noncontrolling Interests	1,402	1,393
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2020 and 2019, 272 and 271 shares issued at March 31, 2020 and 2019	2	3
Additional Paid-in Capital	6,663	6,435
Retained Earnings	13,022	12,409
Accumulated Other Comprehensive Loss	(1,703)	(1,849)
Other	—	(2)
Treasury Stock, at Cost, 110 and 81 shares at March 31, 2020 and 2019	(12,892)	(8,902)
Total McKesson Corporation Stockholders’ Equity	5,092	8,094
Noncontrolling Interests	217	193
Total Equity	5,309	8,287
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$61,247	$59,672

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2020, 2019 and 2018
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2017	273	$3	$6,028	$(2)	$13,189	$(2,141)	(62)	$(5,982)	$178	$11,273
Issuance of shares under employee plans	2	—	126	—	—	—	—	(59)	—	67
Share-based compensation	—	—	67	—	—	—	—	—	—	67
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(98)	(98)
Other comprehensive income	—	—	—	—	—	424	—	—	—	424
Net income	—	—	—	—	67	—	—	—	187	254
Repurchase of common stock	—	—	(36)	—	—	—	(11)	(1,614)	—	(1,650)
Exercise of put right by noncontrolling shareholders of McKesson Europe	—	—	3	—	—	—	—	—	—	3
Cash dividends declared, $1.30 per common share	—	—	—	—	(270)	—	—	—	—	(270)
Other	—	—	—	1	—	—	—	—	(14)	(13)
Balances, March 31, 2018	275	3	6,188	(1)	12,986	(1,717)	(73)	(7,655)	253	10,057
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards	—	—	—	—	154	—	—	—	—	154
Balances, April 1, 2018	275	3	6,188	(1)	13,140	(1,717)	(73)	(7,655)	253	10,211
Issuance of shares under employee plans	1	—	75	—	—	—	—	(12)	—	63
Share-based compensation	—	—	92	—	—	—	—	—	—	92
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(184)	(184)
Other comprehensive loss	—	—	—	—	—	(132)	—	—	—	(132)
Net income	—	—	—	—	34	—	—	—	176	210
Repurchase of common stock	—	—	150	—	—	—	(13)	(1,777)	—	(1,627)
Retirement of common stock	(5)	—	(70)	—	(472)	—	5	542	—	—
Cash dividends declared, $1.51 per common share	—	—	—	—	(298)	—	—	—	—	(298)
Other	—	—	—	(1)	5	—	—	—	(52)	(48)
Balances, March 31, 2019	271	3	6,435	(2)	12,409	(1,849)	(81)	(8,902)	193	8,287
Opening Retained Earnings Adjustments: Adoption of New Accounting Standards	—	—	—	—	11	—	—	—	—	11
Balances, April 1, 2019	271	3	6,435	(2)	12,420	(1,849)	(81)	(8,902)	193	8,298
Issuance of shares under employee plans	1	—	113	—	—	—	—	(20)	—	93
Share-based compensation	—	—	115	—	—	—	—	—	—	115
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(154)	(154)
Other comprehensive income	—	—	—	—	—	146	—	—	—	146
Net income	—	—	—	—	900	—	—	—	178	1,078
Repurchase of common stock	—	—	—	—	—	—	(14)	(1,934)	—	(1,934)
Change Healthcare share exchange	—	—	—	—	—	—	(15)	(2,036)	—	(2,036)
Cash dividends declared, $1.62 per common share	—	—	—	—	(294)	—	—	—	—	(294)
Other	—	(1)	—	2	(4)	—	—	—	—	(3)
Balances, March 31, 2020	272	$2	$6,663	$—	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2020	2019	2018
Operating Activities
Net income	$1,120	$255	$297
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	321	317	303
Amortization	601	632	648
Gain on Healthcare Technology Net Asset Exchange, net	—	—	(37)
Goodwill and other asset impairment charges	139	2,079	2,217
Equity earnings and charges from investment in Change Healthcare Joint Venture	1,084	194	248
Deferred taxes	(342)	189	(868)
Credits associated with last-in, first-out inventory method	(252)	(210)	(99)
Non-cash operating lease expense	366	—	—
Loss (gain) from sales of businesses and investments	33	(86)	(169)
Other non-cash items	615	52	67
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,494)	(967)	1,175
Inventories	(376)	(368)	(458)
Drafts and accounts payable	3,952	1,976	271
Operating lease liabilities	(377)	—	—
Taxes	(8)	(95)	671
Other	(8)	68	79
Net cash provided by operating activities	4,374	4,036	4,345

Investing Activities
Payments for property, plant and equipment	(362)	(426)	(405)
Capitalized software expenditures	(144)	(131)	(175)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(133)	(905)	(2,893)
Proceeds from sale of businesses and investments, net	37	101	374
Payments received on Healthcare Technology Net Asset Exchange, net	—	—	126
Other	23	(20)	(20)
Net cash used in investing activities	(579)	(1,381)	(2,993)

Financing Activities
Proceeds from short-term borrowings	21,437	37,265	20,542
Repayments of short-term borrowings	(21,437)	(37,268)	(20,725)
Proceeds from issuances of long-term debt	—	1,099	1,522
Repayments of long-term debt	(298)	(1,112)	(2,287)
Payments for debt extinguishments	—	—	(112)
Common stock transactions:
Issuances	113	75	132
Share repurchases, including shares surrendered for tax withholding	(1,954)	(1,639)	(1,709)
Dividends paid	(294)	(292)	(262)
Other	(301)	(355)	(185)
Net cash used in financing activities	(2,734)	(2,227)	(3,084)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(119)	150
Net increase (decrease) in cash, cash equivalents and restricted cash	1,042	309	(1,582)
Cash, cash equivalents and restricted cash at beginning of year	2,981	2,672	4,254
Cash, cash equivalents and restricted cash at end of year	$4,023	$2,981	$2,672

Supplemental Cash Flow Information
Cash paid for:
Interest, net	$235	$383	$298
Income taxes, net of refunds	$368	$262	$144

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information technology. McKesson partners with life sciences companies, manufacturers, providers, pharmacies, governments and other healthcare organizations to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively. The Company reports its financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 24, “Segments of Business,” for more information.
Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net Income Attributable to Noncontrolling Interests” in the consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.
The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. Investments in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” for further information on the Company’s investment in Change Healthcare LLC (“Change Healthcare JV”).
Fiscal Period: The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires that the Company make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimated amounts. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods.
Cash and Cash Equivalents: All highly liquid debt and money market instruments purchased with an original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Cash equivalents are carried at fair value. Cash equivalents are primarily invested in AAA-rated U.S. government money market funds and overnight deposits with financial institutions. Deposits with financial institutions are primarily denominated in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Deposits may exceed the amounts insured by the Federal Deposit Insurance Corporation in the U.S. and similar deposit insurance programs in other jurisdictions. The Company mitigates the risk of its short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included in “Prepaid expenses and other” and “Other Noncurrent Assets” in the consolidated balance sheets. Cash, cash equivalents and restricted cash in the Company’s consolidated statements of cash flows at March 31, 2020, includes restricted cash and restricted cash equivalents of $8 million for 2020 and nil for 2019 and 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Marketable Securities Available-for-Sale: The Company’s marketable securities, which are available-for-sale, are carried at fair value and are included in “Prepaid expenses and other” in the consolidated balance sheets. The unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported in stockholders’ equity. At March 31, 2020 and 2019, marketable securities were not material. In determining whether an other-than-temporary decline in market value has occurred, the Company considers the duration that, and extent to which, the fair value of the investment is below its cost, the financial condition and future prospects of the issuer or underlying collateral of a security, and its intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis are charged to other income (expense), net, in the period in which the loss occurs.
Equity Method Investments: Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded. Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” for further information relating to the Company’s equity method investment in Change Healthcare which was split-off from McKesson in the fourth quarter of 2020.
Concentrations of Credit Risk and Receivables: The Company’s trade accounts receivable are subject to concentrations of credit risk with customers primarily in its U.S. Pharmaceutical and Specialty Solutions segment. During 2020, sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 51% of its total consolidated revenues and approximately 37% of total trade accounts receivable at March 31, 2020. Sales to the Company’s largest customer, CVS Health Corporation (“CVS”), accounted for approximately 20% of its total consolidated revenues in 2020 and comprised approximately 20% of total trade accounts receivable at March 31, 2020. As a result, the Company’s sales and credit concentration is significant. The Company has agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. In addition, trade receivables are subject to concentrations of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the Company’s customer base as well as its geographic dispersion. The Company estimates the receivables for which it does not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of its customers. An allowance is recorded in the Company’s consolidated financial statements for these estimated amounts.
Financing Receivables: The Company assesses and monitors credit risk associated with financing receivables, primarily notes receivable, through regular review of its collections experience in determining its allowance for loan losses. On an ongoing basis, the Company also evaluates credit quality of its financing receivables utilizing historical collection rates and write-offs, as well as considering existing economic conditions, to determine if an allowance is required. Financing receivables are derecognized if legal title to them has transferred and all related risks and rewards incidental to ownership have passed to the buyer. As of March 31, 2020 and 2019, financing receivables were not material to our consolidated financial statements. Financing receivables and the related allowances are included in Receivables, net and Other Noncurrent Assets in the consolidated balance sheets.
Inventories: Inventories consist of merchandise held for resale. The Company reports inventories at the lower of cost or net realizable value, except for inventories determined using the last-in, first-out (“LIFO”) method which are valued at the lower of LIFO cost or market. The LIFO method presumes that the most recent inventory purchases are the first items sold and the inventory cost under LIFO approximates market. The majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign and certain domestic locations is based on the first-in, first-out (“FIFO”) method and weighted average purchase prices. Rebates, cash discounts, and other incentives received from vendors are recognized in cost of sales upon the sale of the related inventory.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The LIFO method was used to value approximately 60% and 62% of the Company’s inventories at March 31, 2020 and 2019. If the Company had used the moving average method of inventory valuation, inventories would have been approximately $444 million and $696 million higher than the amounts reported at March 31, 2020 and 2019. These amounts are equivalent to the Company’s LIFO reserves. The Company’s LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. The Company recognized LIFO credits of $252 million, $210 million and $99 million in 2020, 2019 and 2018 in cost of sales in its consolidated statements of operations. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
The Company believes that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, its LIFO inventory is valued at the lower of LIFO cost or market. As of March 31, 2020 and 2019, inventories at LIFO did not exceed market.
Shipping and Handling Costs: The Company includes costs to pack and deliver inventory to its customers in selling, distribution and administrative expenses. Shipping and handling costs of $1.0 billion, $951 million, and $914 million were recognized in 2020, 2019 and 2018.
Held for Sale: Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is highly probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. Refer to Financial Note 3, “Held for Sale,” for more information.
Property, Plant and Equipment: The Company states its property, plant and equipment (“PPE”) at cost and depreciates them under the straight-line method at rates designed to distribute the cost of PPE over estimated service lives, not to exceed 30 years. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts.
Goodwill: Goodwill is tested for impairment on an annual basis in the third quarter or more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results.
The Company applies the goodwill impairment test by comparing the estimated fair value of a reporting unit to its carrying value and recording an impairment charge equal to the amount of excess carrying value above estimated fair value, if any, but not to exceed the amount of goodwill allocated to the reporting unit.
To estimate the fair value of its reporting units, the Company generally uses a combination of the market approach and the income approach. Under the market approach, it estimates fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, it uses a discounted cash flow (“DCF”) model in which cash flows anticipated over future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. Other estimates inherent in both the market and income approaches include long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units. In addition, the Company compares the aggregate of the reporting units’ fair values to the Company’s market capitalization as a further corroboration of the fair values. Goodwill testing requires a complex series of assumptions and judgments by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Intangible Assets: Currently all of the Company’s intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 38 years. The Company reviews intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its estimated fair market value.
Capitalized Software Held for Internal Use: The Company capitalizes costs of software held for internal use during the application development stage of a project and amortizes those costs over their estimated useful lives, not to exceed 10 years. As of March 31, 2020 and 2019, capitalized software held for internal use was $400 million and $394 million, net of accumulated amortization of $1.3 billion and $1.2 billion, and is included in other noncurrent assets in the consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred.
Insurance Programs: Under its insurance programs, the Company obtains coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is the Company’s policy to retain a significant portion of certain losses primarily related to workers’ compensation and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based on the Company’s estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry.
Revenue Recognition: Revenue is recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service.
Revenues generated from the distribution of pharmaceutical and medical products represent the majority of the Company’s revenues. The Company orders product from the manufacturer, receives and carries the product at its central distribution facilities and delivers the product directly to its customers’ warehouses, hospitals or retail pharmacies. The distribution business primarily generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon the Company’s delivery to the customer or upon customer pick-up. The Company also earns revenues from a variety of other sources including its retail, services and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are rendered. Revenues derived from distribution and retail business at the point of sale, and revenues derived from services represent approximately 98% and 2% of total revenues for each of the years ended March 31, 2020 and March 31, 2019.

Revenues are recorded gross when the Company is the principal in the transaction, has the ability to direct the use of the goods or services prior to transfer to a customer, is responsible for fulfilling the promise to its customer, has latitude in establishing prices, and controls the relationship with the customer. The Company records its revenues net of sales taxes. Revenues are measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, discounts and rebates using historical data. Sales returns from customers were approximately $3.1 billion in 2020, $2.9 billion in 2019 and $3.1 billion in 2018. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of March 31, 2020. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs. The Company records deferred revenues when payments are received or due in advance of its performance. Deferred revenues are primarily from the Company’s services arrangements and are recognized as revenues over the periods when services are performed.

The Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets as of March 31, 2020 and 2019. The Company generally expenses costs to obtain a contract as incurred when the amortization period is less than one year.

Supplier Incentives: Fees for services and other incentives received from suppliers, relating to the purchase or distribution of inventory, are considered product discounts and are generally reported as a reduction to cost of sales.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Supplier Reserves: The Company establishes reserves against amounts due from suppliers relating to various fees for services and price and rebate incentives, including deductions taken against payments otherwise due to it. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. The Company evaluates the amounts due from suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in facts and circumstances. Adjustments to supplier reserves are generally included in cost of sales unless consideration from the vendor is in exchange for distinct goods or services or for pass-through rebate purchases. The ultimate outcome of any outstanding claims may be different than the Company’s estimate. The supplier reserves primarily pertain to the Company’s U.S. Pharmaceutical and Specialty Solutions segment.
Income Taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or the tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement.
Interest Expense: Interest expense primarily includes interest for the Company’s long-term debt obligations, commercial paper, net interest settlements of interest rate swaps, and the amortization of deferred issuance costs and original issue discounts on debt.
Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Its foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ equity accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in other comprehensive income or loss in the consolidated statements of comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to the Company’s consolidated results of operations in 2020, 2019 or 2018. The Company releases cumulative translation adjustments from stockholders’ equity into earnings as a gain or loss only upon a complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. It also releases all or a pro rata portion of the cumulative translation adjustments into earnings upon the sale of an equity method investment that is a foreign entity or has a foreign component.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded in the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The Company uses foreign currency-denominated notes and cross-currency swaps to hedge a portion of its net investment in its foreign subsidiaries. It uses cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in other comprehensive income or loss in the consolidated statements of comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the consolidated statements of operations when the hedged item affects earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized in earnings following the date when ineffectiveness was identified. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.
Comprehensive Income: Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from earnings. The Company’s other comprehensive income primarily consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency including gains and losses on net investment hedges, unrealized gains and losses on cash flow hedges, as well as unrealized gains and losses on retirement-related benefit plans.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Noncontrolling Interests and Redeemable Noncontrolling Interests: Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to McKesson Corporation. Net income attributable to noncontrolling interests includes recurring compensation that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe AG (“McKesson Europe”), formerly known as Celesio AG, under the domination and profit and loss transfer agreement. Net income attributable to noncontrolling interests also includes third-party equity interests in the Company’s consolidated entities including Vantage Oncology Holdings, LLC (“Vantage”) and ClarusONE Sourcing Services LLP (“ClarusONE”), which was established between McKesson and Walmart, Inc in 2017. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity in the Company’s consolidated balance sheets. Refer to Financial Note 9, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for more information.
Share-Based Compensation: The Company accounts for all share-based compensation transactions at fair value. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period. The share-based compensation expense recognized is classified in the consolidated statements of operations in the same manner as cash compensation paid to the Company’s employees.
Loss Contingencies: The Company is subject to various claims, including, but not limited to, claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate the loss or a range of possible loss. When a material loss is reasonably possible or probable, but a reasonable estimate cannot be made, disclosure of the proceeding is provided. The Company recognizes legal fees as incurred when the legal services are provided.
The Company reviews all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or a range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties.
Restructuring Charges: Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred.

Business Combinations: The Company accounts for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that the Company obtains control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company typically uses a method that is a form or variation of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s expected useful life.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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

The Company elected the transition package of practical expedients provided within the amended guidance, which eliminates the requirements to reassess lease identification, lease classification and initial direct costs for leases which commenced before April 1, 2019. The Company also elected not to separate lease from non-lease components for all leases and to exclude short-term leases with an initial term of 12 months or less from its consolidated balance sheets.

Upon adoption of this amended guidance, the Company recorded $2.2 billion of operating lease liabilities, $2.1 billion of operating lease ROU assets and a cumulative-effect adjustment of $69 million to opening retained earnings. The adjustment to opening retained earnings included impairment charges of $89 million, net of tax to the ROU assets primarily related to previously impaired long-lived assets at the retail pharmacies in the Company’s United Kingdom (“U.K.”) and Canadian businesses, partially offset by derecognition of existing deferred gain on the Company’s sale-leaseback transaction related to its former corporate headquarters building. The adoption of this amended guidance did not have a material impact on the Company’s consolidated statements of operations and cash flows.

Refer to Financial Note 13, “Leases,” for more information.

Derivatives and Hedging: In the first quarter of 2020, the Company prospectively adopted amended guidance that allows it to include the Secured Overnight Financing Rate Overnight Index Swap Rate as a benchmark interest rate for hedge accounting purposes. The adoption of this amended guidance did not have a material effect on the Company’s consolidated financial statements.

Accumulated Other Comprehensive Income: In the first quarter of 2020, the Company adopted amended guidance that allows for a reclassification of only those amounts related to the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) to retained earnings thereby eliminating the stranded tax effects. Previous guidance required that deferred tax liabilities and assets be adjusted for a change in tax laws with the effect included in income from continuing operations in the reporting period that includes the enactment date. The Company elected not to reclassify the stranded tax effects within accumulated other comprehensive loss to retained earnings. The adoption of this amended guidance did not affect the Company’s consolidated financial statements.

Premium Amortization of Purchased Callable Debt Securities: In the first quarter of 2020, the Company adopted amended guidance on a modified retrospective basis that shortens the amortization period for certain callable debt securities held at a premium. The amended guidance requires the premium of callable debt securities to be amortized to the earliest call date but does not require an accounting change for securities held at a discount as they would still be amortized to maturity. The adoption of this amended guidance did not affect the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes: In December 2019, amended guidance was issued with the intent to simplify various aspects related to accounting for income taxes.  The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies and clarifies certain other aspects of accounting for income taxes. The guidance is effective for the Company in the first quarter of 2022 and early adoption is permitted. The Company is currently evaluating the impact of this amended guidance on its consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Intangibles - Goodwill and Other - Internal-Use Software: In August 2018, amended guidance was issued for a customer’s accounting for implementation and other upfront costs incurred in a cloud computing arrangement that is a service contract. The amended guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs in a cloud computing arrangement that has a software license. Upon adoption, the Company will begin capitalizing eligible implementation costs for cloud computing arrangement service contracts and recognizing the expense over the service period. The amended guidance is effective for the Company either on a retrospective or prospective basis in the first quarter of 2021. The Company will adopt this guidance prospectively in the first quarter of 2021 and adoption of this guidance will not have a material impact on its financial statements or disclosures.

Compensation - Retirement Benefits - Defined Benefit Plans: In August 2018, amended guidance was issued for defined benefit pension or other postretirement plans. The amended guidance requires the Company to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period. The amended guidance also requires the Company to remove disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs over the next fiscal year. The amended guidance is effective for the Company on a retrospective basis in the first quarter of 2021. The adoption of this amended guidance will not have a material effect in the consolidated statements of operations, comprehensive income, balance sheets or cash flows of the Company. This amended guidance will result in changes in disclosures.

Fair Value Measurement: In August 2018, amended guidance was issued to remove, modify and add disclosure requirements on fair value measurements. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains or losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for the Company in the first quarter of 2021. Certain requirements will be applied prospectively while other changes will be applied retrospectively upon the effective date. The adoption of this amended guidance will not have a material effect in the consolidated statements of operations, comprehensive income, balance sheets or cash flows of the Company. This amended guidance will result in changes in disclosures.

Financial Instruments - Credit Losses: In June 2016, amended guidance was issued which will change the impairment model for most financial assets from one based on current losses to a forward-looking model based on expected losses. This model will replace the existing incurred credit loss model, that generally requires a loss to be incurred before it is recognized. The forward-looking model will require the Company to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses and is expected to result in earlier recognition of allowances for credit losses. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The guidance will also require enhanced disclosures. The amended guidance is effective for the Company in the first quarter of 2021 and any impact will be applied through a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this guidance will not have a material impact on the Company’s financial statements or disclosures.

2.	Investment in Change Healthcare Joint Venture
Healthcare Technology Net Asset Exchange
In the fourth quarter of 2017, the Company contributed the majority of its McKesson Technology Solutions businesses to form a joint venture, Change Healthcare JV, under a contribution agreement between McKesson and Change Healthcare Inc. (“Change”) and others, including shareholders of Change. In exchange for the contribution, the Company initially owned approximately 70% of the joint venture, with the remaining equity ownership of approximately 30% held by Change Healthcare Inc. The Change Healthcare JV was jointly governed by McKesson and shareholders of Change. The initial investment in the Change Healthcare JV represented the fair value of McKesson’s 70% equity interest in the joint venture upon closing of the transaction. In 2018, the Company recorded a pre-tax gain of $37 million (after-tax gain of $22 million) in operating expenses upon the finalization of net working capital and other adjustments. During 2018, it received $126 million in cash from Change representing the final settlement of the net working capital and other adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Initial Public Offering by Change Healthcare Inc.
On June 27, 2019, common stock and certain other securities of Change began trading on the NASDAQ (“IPO”). Change was a holding company and did not own any material assets or have any operations other than its interest in the Change Healthcare JV.
On July 1, 2019, upon the completion of its IPO, Change received net cash proceeds of approximately $888 million. Change contributed the proceeds from its offering of common stock of $609 million to the Change Healthcare JV in exchange for additional membership interests of the Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities of $279 million were used by Change to acquire certain securities of the Change Healthcare JV that substantially mirror the terms of other securities included in the offering by Change. The Change Healthcare JV, in return, used the majority of the IPO proceeds to repay a portion of the joint venture’s outstanding debt. As a result, McKesson’s equity interest in the Change Healthcare JV was diluted from approximately 70% to approximately 58.5% while Change owned approximately 41.5% of the outstanding LLC Units. Accordingly, in the second quarter of 2020, the Company recognized a pre-tax dilution loss of $246 million ($184 million after-tax) primarily representing the difference between its proportionate share of the IPO proceeds and the dilution effect on the investment’s carrying value. The Company’s proportionate share of income or loss from this investment was subsequently reduced as immaterial settlements of stock option exercises occurred after the IPO. These amounts were included in “Equity Earnings and Charges from Investment in Change Healthcare Joint Venture” in the Company’s consolidated statements of operations for the year ended March 31, 2020.
In the second quarter of 2020, the Company recorded a pre-tax other-than-temporary impairment (“OTTI”) charge of $1.2 billion ($864 million after-tax) to its investment in the Change Healthcare JV, representing the difference between the carrying value of the Company’s investment and the fair value derived from the corresponding closing price of Change’s common stock at September 30, 2019. This charge was included in “Equity Earnings and Charges from Investment in Change Healthcare Joint Venture” in the Company’s consolidated statement of operations for the year ended March 31, 2020.
Equity Method Investment in the Change Healthcare Joint Venture
The Company’s investment in the joint venture has been accounted for using the equity method of accounting on a one-month reporting lag. The Company’s accounting policy has been to disclose any intervening events of the joint venture in the lag period that could materially affect its condensed consolidated financial statements. Effective April 1, 2019, the Change Healthcare JV adopted the amended revenue recognition guidance. In the first quarter of 2020, the Company recorded its proportionate share of the joint venture’s adoption impact of the amended revenue recognition guidance of approximately $80 million, net of tax, in the Company’s opening retained earnings.
The Company recorded its proportionate share of loss from its investment in the Change Healthcare JV of $119 million, $194 million and $248 million in 2020, 2019 and 2018. The Company’s proportionate share of income or loss from this investment includes transaction and integration expenses incurred by the Change Healthcare JV and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible amortization and removal of profit associated with the recognition of deferred revenue. The proportionate share of loss from the joint venture recorded in 2018 was partially offset by a provisional tax benefit of $76 million recognized by the Change Healthcare JV primarily due to a reduction in the future applicable tax rate related to the December 2017 enactment of the 2017 Tax Cuts and Jobs Act. These amounts were recorded under the caption “Equity Earnings and Charges from Investment in Change Healthcare Joint Venture” in the Company’s consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Separation of the Change Healthcare JV
On March 10, 2020, the Company completed the previously announced separation of its interest in the Change Healthcare JV. The separation was affected through the split-off of PF2 SpinCo, Inc. (“SpinCo”), a wholly owned subsidiary of the Company that held all of the Company’s interest in the Change Healthcare JV, to certain of the Company’s stockholders through an exchange offer (“Split-off”), followed by the merger of SpinCo with and into Change, with Change surviving the merger (“Merger”).
In connection with the Split-off, on March 9, 2020, the Company distributed all 176.0 million outstanding shares of common stock of SpinCo to participating holders of the Company’s common stock in exchange for 15.4 million shares of McKesson common stock which now are held as treasury stock on the Company’s consolidated balance sheet as of March 31, 2020. Refer to Financial Note 22, “Stockholders' Equity,” for more information. Following consummation of the exchange offer, on March 10, 2020, SpinCo was merged with and into Change Healthcare, and each share of SpinCo common stock converted into one share of Change common stock, par value $0.001 per share, with cash being paid in lieu of fractional shares of Change common stock. The Split-off and the Merger are intended to be generally tax-free transactions for U.S. federal income tax purposes. Following the Split-off, the Company does not beneficially own any of Change’s outstanding securities. In the fourth quarter of 2020, the Company recognized an estimated gain of $414 million related to the transaction which is included under the caption “Equity Earnings and Charges from Investment in Change Healthcare Joint Venture” in the Company’s consolidated statements of operations. The estimated gain was calculated as follows:

(In millions, except per share data)
Fair value of McKesson common stock accepted (15.4 million shares at $131.97 per share on March 9, 2020)	$2,036
Investment in the Change Healthcare JV at exchange date	(2,096)
Reversal of deferred tax liability	521
Release of accumulated other comprehensive attributable to the joint venture	(24)
Less: Transaction costs incurred	(23)
Estimated net gain on split-off of the Change Healthcare JV	$414
At March 31, 2019, the Company’s carrying value of this investment was $3.5 billion. The carrying value included equity method intangible assets and goodwill which caused the Company’s investment basis to exceed its proportionate share of the Change Healthcare JV’s book value of net assets by approximately $4.2 billion at March 31, 2019.
Related Party Transactions
In connection with the formation of the Change Healthcare JV, McKesson, the Change Healthcare JV and certain shareholders of Change entered into various ancillary agreements, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other agreements. Fees incurred or earned from the Advisory Agreement were not material for 2020, 2019 and 2018. Fees incurred or earned from the TSA were $22 million in 2020, $60 million in 2019 and $91 million in 2018. The Advisory Agreement was terminated in 2020.
In 2019, the Company renegotiated the terms of the TRA which resulted in the extinguishment and derecognition of the $90 million noncurrent liability payable to the shareholders of Change. In exchange for the shareholders of Change agreeing to extinguish the liability, the Company agreed to an allocation of certain tax amortization that had the effect of reducing the amount of a distribution from the Change Healthcare JV that would otherwise have been required to be made to the shareholders of Change. As a result of the renegotiation, McKesson was relieved from any potential future obligations associated with the noncurrent liability and recognized a pre-tax credit of $90 million ($66 million after-tax) in operating expenses in its consolidated statement of operations in 2019. At March 31, 2020 and 2019, the Company had no outstanding payable balance to the shareholders of Change under the TRA.
Revenues recognized and expenses incurred under commercial agreements with the Change Healthcare JV were not material during the years ended March 31, 2020, 2019 and 2018. At March 31, 2020 and 2019, receivables due from the Change Healthcare JV were not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Under the agreement executed in 2019 between the Change Healthcare JV, McKesson, Change, and certain subsidiaries of the Change Healthcare JV, McKesson has the ability to adjust the manner in which certain depreciation or amortization deductions are allocated among Change Healthcare Inc. and McKesson. McKesson exercised its right under the agreement and allocated certain depreciation and amortization deductions to Change for the tax year ended March 31, 2019 and estimated certain depreciation and amortization deductions for the tax year ended March 31, 2020. These allocated depreciation and amortization deductions may change as certain events occur, including the filing of the Change Healthcare JV tax return for the tax year ended March 31, 2020.
After McKesson’s separation of its interest in the Change Healthcare JV, the aforementioned TRA agreement requires the Change Healthcare JV to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the depreciation or amortization allocated to Change by McKesson. The receipt of any payments from the Change Healthcare JV under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings. This creates uncertainty over the amount, timing and probability of the gain recognized. As such, the Company accounts for the TRA as a gain contingency, with no receivable recognized as of March 31, 2020.
Concurrent with the IPO in July 2019, Change Healthcare Inc. appointed two of the Company’s executive officers as well as McKesson’s former chief executive officer to its Board of Directors. These appointments had no impact on the equity method of accounting the Company applied to its investment in the Change Healthcare JV. Effective as of the time of the Merger, these individuals resigned from the Board of Directors of Change. Aside from the divestiture transaction discussed above, there were no material transactions with Change Healthcare Inc.
3.    Held for Sale
Assets and liabilities that have met the classification as held for sale were $906 million and $683 million as of March 31, 2020. These amounts primarily consist of the majority of the Company’s German pharmaceutical wholesale business described below.
German Wholesale Joint Venture
On December 12, 2019, the Company announced that it had entered into an agreement (the “Contribution Agreement”) with a third-party intending to contribute the majority of its German wholesale business to create a joint venture in which McKesson will have a non-controlling interest. This business is within the Company’s European Pharmaceutical Solutions segment. The agreement is subject to regulatory approvals and is expected to close within the second half of 2021. The transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. As of March 31, 2020, $842 million of assets, and $656 million of liabilities were classified as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet.
As part of the transaction, during 2020 the Company recorded charges totaling $275 million (pre-tax and after-tax) to remeasure the disposal group to the lower of carrying value or fair value less costs to sell. This amount is included in operating expenses in the consolidated statements of operations for the year ended March 31, 2020. The Company’s measurement of the fair value of the disposal group was based on the total consideration received by the Company as outlined in the Contribution Agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The total assets and liabilities of the German wholesale joint venture that are classified as held for sale on the Company’s consolidated balance sheet as of March 31, 2020, are as follows:

(In millions)	March 31, 2020
Assets
Current Assets
Receivables, net	$548
Inventories, net	478
Long-term assets	88
Remeasurement of assets of business held for sale to fair value less cost to sell (1)	(272)
Total Assets held for sale	$842

Liabilities
Current Liabilities
Drafts and accounts payable	$450
Other accrued liabilities	40
Long-term liabilities	166
Total Liabilities held for sale	$656

(1)	Includes the effect of approximately $3 million of cumulative foreign currency translation adjustment.
4.    Restructuring, Impairment and Related Charges
The Company recorded pre-tax restructuring, impairment and related charges of $268 million, $597 million and $567 million in 2020, 2019 and 2018. These charges are included under the caption “Restructuring, impairment and related charges” within operating expenses in the consolidated statements of operations. There were no material restructuring initiatives announced during 2020.
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
As part of the growth initiative, the Company committed to implement certain actions including a reduction in workforce, facility consolidation and store closures. This set of initiatives was substantially complete by the end of 2020. The Company recorded pre-tax charges of $15 million ($12 million after-tax) and $135 million ($122 million after-tax) in 2020 and 2019. Any remaining charges primarily consist of exit-related costs.
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration and cost competitiveness. The Company anticipates that the relocation will be complete by January 2021. As a result, the Company recorded pre-tax charges of $44 million ($32 million after-tax) and $33 million ($24 million after-tax) in 2020 and 2019, primarily representing employee retention expenses, asset impairments and accelerated depreciation. The Company expects to record total pre-tax charges of approximately $80 million to $130 million, of which $77 million of pre-tax charges were recorded to date. The estimated remaining charges primarily consist of lease and other exit-related costs and employee-related expenses including retention.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

During the fourth quarter of 2019, the Company committed to additional programs to continue its operating model and cost optimization efforts. The Company continues to implement centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe and closures of other facilities. The Company expects to incur total charges of approximately $300 million to $350 million for these programs, of which pre-tax charges of $72 million ($55 million after-tax) and $163 million ($127 million after-tax) were recorded in 2020 and 2019, primarily representing employee severance, accelerated depreciation expense and project consulting fees. We anticipate these additional programs will be substantially completed by the end of 2021. The estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.
Restructuring, impairment and related charges for the Company’s fiscal 2019 initiatives for the year ended March 31, 2020 consisted of the following:

	Year Ended March 31, 2020
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$3	$1	$2	$1	$33	$40
Exit and other-related costs (1)	—	11	19	1	44	75
Asset impairments and accelerated depreciation	—	5	1	—	10	16
Total	$3	$17	$22	$2	$87	$131

(1)	Exit and other-related costs primarily include project consulting fees.
Restructuring, impairment and related charges for the Company’s fiscal 2019 initiatives for the year ended March 31, 2019 consisted of the following:

	Year Ended March 31, 2019
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Severance and employee-related costs, net	$50	$33	$19	$16	$36	$154
Exit and other-related costs (1)	7	3	20	57	57	144
Asset impairments and accelerated depreciation	6	5	3	18	1	33
Total	$63	$41	$42	$91	$94	$331

(1)	Exit and other-related costs primarily include lease and other contract exit costs associated with closures of facilities and retail pharmacy stores as well as project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the activity related to the restructuring liabilities associated with the fiscal 2019 initiatives for the year ended March 31, 2020:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Balance, March 31, 2019 (1)	$31	$38	$15	$29	$37	$150
Restructuring charges recognized	3	17	22	2	87	131
Non-cash charges	—	(5)	(1)	—	(10)	(16)
Cash payments	(13)	(26)	(16)	(20)	(61)	(136)
Other	1	—	(2)	(4)	(14)	(19)
Balance, March 31, 2020 (2)	$22	$24	$18	$7	$39	$110

(1)	As of March 31, 2019, the total reserve balance was $150 million of which $117 million was recorded in other accrued liabilities and $33 million was recorded in other noncurrent liabilities.

(2)	As of March 31, 2020, the total reserve balance was $110 million of which $99 million was recorded in other accrued liabilities and $11 million was recorded in other noncurrent liabilities.
Fiscal 2018 McKesson Europe Plan
In the second quarter of 2018, the Company committed to a restructuring plan, which primarily consisted of the closures of underperforming retail pharmacy stores in the U.K. and a reduction in workforce. Under this plan, the Company expected to record total pre-tax charges of approximately $90 million to $130 million for its European Pharmaceutical Solutions segment, of which $92 million of pre-tax charges were recorded through the end of 2019. The plan was substantially completed in 2020 and additional charges and payments in 2020 were not material. In 2019 and 2018, the Company recorded pre-tax charges of $18 million ($16 million after-tax) and $74 million ($67 million after-tax) in operating expenses primarily representing employee severance and lease exit costs. It made cash payments of $32 million and $10 million during 2019 and 2018, primarily related to severance. The reserve balances as of March 31, 2020 and 2019 were $4 million and $19 million, recorded in other accrued liabilities in the Company’s consolidated balance sheets.
Other Plans
There were no material restructuring, impairment and related charges for other plans recorded during 2020, 2019 and 2018. The restructuring liabilities for other plans as of March 31, 2020 and 2019 were $43 million and $68 million.
Long-Lived Asset Impairments
McKesson Europe
In 2020, the Company recorded pre-tax charges of $82 million ($66 million after-tax) to impair certain long-lived and intangible assets within the Company’s European Pharmaceutical Solutions segment. These charges related primarily to intangible assets associated with pharmacy licenses within the U.K retail business due to a decline in estimated future cash flows driven by additional U.K. government reimbursement reductions communicated in the third quarter of 2020. The Company used a combination of an income approach (a DCF method) and a market approach to estimate the fair value of the long-lived and intangible assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In 2019, the Company recorded pre-tax charges of $210 million ($172 million after-tax) to impair certain long-lived assets (primarily pharmacy licenses) for its U.K. retail business primarily driven by government reimbursement reductions and competitive pressures in the U.K. In 2018, the Company recorded pre-tax charges of $446 million ($410 million after-tax) to impair the carrying value of certain intangible assets (primarily customer relationships and pharmacy licenses), store assets and capitalized software assets due to continuing declines in estimated future cash flows in its European businesses including consideration of significant government reimbursement reductions in its U.K. retail business. In 2019 and 2018, the Company used an income approach (a DCF method) or a combination of an income approach and a market approach to estimate the fair value of the long-lived assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.
Rexall Health
In 2020, the Company performed an interim impairment test of long-lived and intangible assets for its Rexall Health retail business due to the decline in the estimated future cash flows primarily driven by lower than expected growth in both prescription volume and sales of non-prescription goods. As a result, the Company recognized a charge of $30 million (pre-tax and after-tax) to impair certain long-lived and intangible assets, primarily customer relationships. The Company utilized an income approach (a DCF method) for estimating the fair value of the long-lived and intangible assets. The fair value of these assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.
In 2019 and 2018, the Company recorded charges of $35 million and $33 million (pre-tax and after-tax) to impair certain intangible assets (primarily customer relationships) for its Rexall Health retail business. The impairments were primarily the result of the decline in estimated future cash flows for this business. The estimated cash flow projections were negatively affected by lower projected overall growth rate from the ongoing impact of government regulations in 2019 and significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces in 2018. The Company utilized an income approach (a DCF method) for estimating the fair value of long-lived assets. The fair value of the intangible assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information.
Refer to Financial Note 19, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.

5.	Business Acquisitions and Divestitures
During 2020, the Company did not complete any material acquisitions. During 2020 and 2019, the Company did not complete any material divestitures aside from the separation of the Change Healthcare JV, as described in more detail in Financial Note 2, “Investment in Change Healthcare Joint Venture.”
Acquisitions
2019 Acquisition
Medical Specialties Distributors LLC (“MSD”)
On June 1, 2018, the Company completed its acquisition of MSD for the net purchase consideration of $784 million, which was funded from cash on hand. MSD is a leading national distributor of infusion and medical-surgical supplies as well as a provider of biomedical services to alternate site and home health providers. The financial results of MSD have been included in the Company’s consolidated statements of operations within its Medical-Surgical Solutions segment since the acquisition date.
The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the first quarter of 2020. The final purchase price allocation included acquired identifiable intangibles of $326 million primarily representing customer relationships with a weighted average life of 18 years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the final recording of the fair value of the assets acquired and liabilities assumed for this acquisition as of the acquisition date as well as adjustments made during the measurement period.

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional as Adjusted) (1)	FY20 Measurement Period Adjustments	Amounts Recognized as of the Acquisition Date (2)
Receivables	$113	$(1)	$112
Other current assets, net of cash and cash equivalents acquired	72	(1)	71
Goodwill	381	7	388
Intangible assets	326	—	326
Other long-term assets	55	1	56
Current liabilities	(72)	—	(72)
Other long-term liabilities	(91)	(6)	(97)
Net assets acquired, net of cash and cash equivalents	$784	$—	$784

(1)	Provisional amounts as of March 31, 2019.

(2)	Final amounts as of May 31, 2019.
2018 Acquisitions
RxCrossroads
On January 2, 2018, the Company completed its acquisition of RxCrossroads for the net purchase consideration of $720 million, which was funded from cash on hand. The financial results of RxCrossroads have been included in the consolidated statements of operations within the Company’s U.S. Pharmaceutical and Specialty Solutions segment since the acquisition date.
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
CoverMyMeds LLC (“CMM”)
On April 3, 2017, the Company completed its acquisition of CMM for the net purchase consideration of $1.3 billion, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the first quarter of 2019. The financial results of CMM have been included in the Company’s consolidated statements of operations within Other since the acquisition date.
Pursuant to the agreement, McKesson may pay up to an additional $160 million of contingent consideration based on CMM’s financial performance for 2018 and 2019. As a result, the Company recorded a liability for this remaining contingent consideration at its estimated fair value of $113 million as of the acquisition date in its consolidated balance sheet. The contingent consideration was estimated using a Monte Carlo simulation, which utilized Level 3 inputs under the fair value measurement and disclosure guidance, including estimated financial forecasts. The contingent liability was re-measured at fair value at each reporting date until the liability was extinguished and changes in fair value were recorded in the Company’s consolidated statements of operations. The initial fair value of this contingent consideration was a non-cash investing activity. Pursuant to the agreement, the Company paid additional contingent consideration of $69 million and $68 million in May 2019 and May 2018. As of March 31, 2020 and 2019, the related liability was nil and $69 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Other
During 2018, the Company also completed acquisitions of intraFUSION, Inc. (“intraFUSION”), BDI Pharma, LLC (“BDI”) and Uniprix Group (“Uniprix”) for net cash consideration of $485 million, which was funded from cash on hand. The fair value of assets acquired and liabilities assumed of intraFUSION, BDI and Uniprix as of the acquisition dates were finalized upon completion of the measurement period. As of September 30, 2018, the final amounts of fair value recognized for the assets acquired and liabilities assumed for these acquisitions as of the acquisition dates, excluding goodwill and intangibles, were $292 million and $160 million. Approximately $246 million of the final purchase price allocation was assigned to goodwill, which reflects the expected future benefits of certain synergies and intangible assets that do not qualify for separate recognition. The final purchase price allocation included acquired identifiable intangibles of $118 million primarily representing customer relationships. The financial results of intraFUSION and BDI have been included within the Company’s U.S. Pharmaceutical and Specialty Solutions segment since the acquisition dates. The financial results of Uniprix have been included within Other since the acquisition date.
Other Acquisitions
During the three years presented, the Company also completed a number of other de minimis acquisitions within its operating segments. Financial results for the Company’s business acquisitions have been included in the Company’s consolidated financial statements since their respective acquisition dates. Purchase prices for business acquisitions have been allocated based on estimated fair values at the respective acquisition dates.
Goodwill recognized for business acquisitions is generally not expected to be deductible for tax purposes. However, if the assets of another company are acquired, the goodwill may be deductible for tax purposes.

Divestiture
Fiscal 2018
Enterprise Information Solutions
On August 1, 2017, the Company entered into an agreement with a third party to sell its Enterprise Information Solutions (“EIS”) business included in Other for $185 million, subject to adjustments for net debt and working capital. On October 2, 2017, the transaction closed upon satisfaction of all closing conditions including the termination of the waiting period under U.S. antitrust laws. McKesson received net cash proceeds of $169 million after $16 million of assumed net debt by the third party. The Company recognized a pre-tax gain of $109 million ($30 million after-tax) upon the disposition of this business in the third quarter of 2018 in operating expenses.

6.	Share-Based Compensation
The Company provides share-based compensation to its employees, officers and non-employee directors, including restricted stock units (“RSUs”), performance-based stock units (“PSUs”, formerly referred to as total shareholder return units or “TSRUs”), performance-based restricted stock units (“PeRSUs”), stock options and an employee stock purchase plan (“ESPP”) (collectively, “share-based awards”). Most of the share-based awards are granted in the first quarter of each fiscal year.
Compensation expense for the share-based awards is recognized for the portion of awards ultimately expected to vest. The Company estimates the number of share-based awards that will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period and is adjusted when actual forfeitures occur. The actual forfeitures in future reporting periods could be higher or lower than current estimates.
Compensation expense is classified in the consolidated statements of operations or capitalized in the consolidated balance sheets in the same manner as cash compensation paid to the Company’s employees. No share-based compensation expenses were capitalized as part of the cost of an asset in 2020 and 2019. No material amounts were capitalized in 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2020	2019	2018
Restricted stock unit awards (1)	$104	$75	$46
Stock options	7	12	14
Employee stock purchase plan	8	8	9
Share-based compensation expense	119	95	69
Tax benefit for share-based compensation expense (2)	(18)	(12)	(28)
Share-based compensation expense, net of tax	$101	$83	$41

(1)	Includes compensation expense recognized for RSUs, PSUs and PeRSUs.

(2)
Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible. Income tax expense for 2020 and 2019 included discrete income tax expense of $2 million and $4 million. 2018 included a discrete income tax benefit of $8 million related to the adoption of the amended accounting guidance on share-based compensation.

Stock Plans
In July 2013, the Company’s stockholders approved the 2013 Stock Plan to replace the 2005 Stock Plan. Under these stock plans, the Company may issue restricted stock, RSUs, PSUs, PeRSUs, stock options and other share-based awards to selected employees, officers and non-employee directors. The 2013 Stock Plan reserves 30 million shares plus unused reserved shares under the 2005 Stock Plan. As of March 31, 2020, 20 million shares remain available for future grant under the 2013 Stock Plan.
Restricted Stock Unit Awards
RSUs entitle the holder to receive a specified number of shares of the Company’s common stock which vest over a period of generally three to four years as determined by the Compensation Committee at the time of grant. The fair value of the award is determined based on the market price of the Company’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2020, approximately 72,000 RSUs for the Company’s directors are vested.
PSUs are conditional upon the attainment of market and performance objectives over a specified period. The number of vested PSUs is assessed at the end of a three-year performance period upon attainment of meeting certain earnings per share targets, average return on invested capital and for certain participants, total shareholder return relative to a peer group of companies and for special PSUs granted in 2019 meeting certain cumulative operating profit metrics. The Company uses the Monte Carlo simulation model to measure the fair value of the total shareholder return portion of the PSUs. The earnings per share portion of the PSUs is measured at the grant date market price. PSUs have a requisite service period of generally three years. Expense is attributed to the requisite service period on a straight-line basis based on the fair value of the PSUs, adjusted for the performance modifier at the end of each reporting period. For PSUs that are designated as equity awards, the fair value is measured at the grant date. For PSUs that are eligible for cash settlement and designated as liability awards, the Company re-measures the fair value at the end of each reporting period and adjusts a corresponding liability in its consolidated balance sheets for changes in fair value.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

PeRSUs are awards for which the number of RSUs awarded is conditional upon the attainment of one or more performance objectives over a specified period. The Company did not grant any PeRSUs during the year ended March 31, 2020. The Compensation Committee approves the target number of PeRSUs representing the base number of RSUs that could be awarded if performance goals are attained. PeRSUs are accounted for as variable awards until the performance goals are reached at which time the grant date is established. Total compensation expense for PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, at the inception of the requisite service period. During the performance period, the compensation expense for PeRSUs is re-computed using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. The Company recognizes compensation expense for these awards on a straight-line basis over the requisite aggregate service period of generally four years.
The weighted-average assumptions used in the Monte Carlo valuations are as follows:

	Years Ended March 31,
	2020	2019	2018
Expected stock price volatility	30%	31%	29%
Expected dividend yield	1.3%	0.9%	0.8%
Risk-free interest rate	2.2%	2.6%	1.5%
Expected life (in years)	3	3	3

The following table summarizes activity for restricted stock unit awards (RSUs, PSUs and PeRSUs) during 2020:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2019	2	$142.77
Granted	1	129.90
Cancelled	—	134.28
Vested	—	158.08
Nonvested, March 31, 2020	3	$135.57

The following table provides data related to restricted stock unit award activity:

	Years Ended March 31,
(In millions)	2020	2019	2018
Total fair value of shares vested	$67	$59	$156
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$155	$119	$97
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	3	2	2

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Stock Options
Stock options are granted with an exercise price at no less than the fair market value and those options granted under the stock plans generally have a contractual term of seven years and follow a four-year vesting schedule.
Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. The Company uses the Black-Scholes options-pricing model to estimate the fair value of its stock options. Once the fair value of an employee stock option is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual.
Weighted-average assumptions used to estimate the fair value of employee stock options were as follow: (1)

	Years Ended March 31,
	2019	2018
Expected stock price volatility (2)	26%	25%
Expected dividend yield (3)	0.9%	0.8%
Risk-free interest rate (4)	2.8%	1.7%
Expected life (in years) (5)	4.6	4.5

(1)	The Company did not grant any stock options during the year ended March 31, 2020.

(2)
The computation of expected volatility was based on a combination of the historical volatility of the Company’s common stock and implied market volatility. The Company believes this market-based input provides a reasonable estimate of its future stock price movements and is consistent with employee stock option valuation considerations.

(3)	Expected dividend yield is based on historical experience and investors’ current expectations.

(4)	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the grant date.

(5)
The expected life of the options is based primarily on historical employee stock option exercises and other behavioral data and reflects the impact of changes in the contractual life of current option grants compared to the Company’s historical grants.

The following is a summary of stock options outstanding at March 31, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$118.41	–	$178.13	1	4	$148.36	—	$148.62
178.14	–	237.86	1	2	198.25	1	199.88
			2			1

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes stock option activity during 2020:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2019	3	$166.72	3	$4
Granted	—	—
Cancelled	—	171.39
Exercised	(1)	113.34
Outstanding, March 31, 2020	2	$180.48	3	$1
Vested and expected to vest (1)	2	$180.52	3	$1
Vested and exercisable, March 31, 2020	2	189.28	2	1

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2020	2019	2018
Weighted-average grant date fair value per stock option	$—	$34.98	$34.24
Aggregate intrinsic value on exercise	$17	$16	$60
Cash received upon exercise	$66	$29	$77
Tax benefits realized related to exercise	$4	$4	$22
Total fair value of stock options vested	$16	$16	$20
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$6	$15	$15
Weighted-average period in years over which stock option compensation cost is expected to be recognized	2	2	2

Employee Stock Purchase Plan
The Company has an ESPP under which 21 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant for all the years presented. The Company recognizes costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in 2020, 2019, and 2018. At March 31, 2020, 3 million shares remain available for issuance.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

7.	Other Income, Net

	Years Ended March 31,
(In millions)	2020	2019	2018
Interest income	$49	$39	$48
Equity in earnings, net (1)	36	43	32
Gain from sale of equity investment (2)	—	56	43
Actuarial losses from pension plans (3)	(127)	—	—
Other, net	54	44	7
Total	$12	$182	$130

(1)	Primarily recorded within the Company’s European Pharmaceutical Solutions segment.

(2)	Amount represented a pre-tax gain from the sale of an equity investment to a third party included in Other during 2019 and in our U.S. Pharmaceutical and Specialty Solutions segment during 2018.

(3)
Includes $116 million from the termination of the U.S. defined benefit pension plan and $11 million related to a settlement from the executive benefit retirement plan for a recently retired executive. Refer to Financial Note 17, “Pension Benefits.”

8.	Income Taxes

	Years Ended March 31,
(In millions)	2020	2019	2018
Income from continuing operations before income taxes
U.S.	$216	$1,512	$1,175
Foreign	928	(902)	(936)
Total income from continuing operations before income taxes	$1,144	$610	$239

Income tax expense (benefit) related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2020	2019	2018
Current
Federal	$170	$(20)	$577
State	48	35	33
Foreign	142	152	205
Total current	360	167	815

Deferred
Federal	(204)	223	(767)
State	(105)	44	17
Foreign	(33)	(78)	(118)
Total deferred	(342)	189	(868)
Income tax expense (benefit)	$18	$356	$(53)

The Company recorded income tax expense of $18 million and $356 million in 2020 and 2019, and income tax benefit of $53 million related to continuing operations in 2018.
The Company’s reported income tax expense rates were 1.6% and 58.4% in 2020 and 2019 and an income tax benefit rate of 22.2% in 2018. Fluctuations in the Company’s reported income tax rates are primarily due to the impact of the Change Healthcare joint venture divestiture in 2020, the 2017 Tax Act in 2018, the impact of nondeductible impairment charges, and varying proportions of income attributable to foreign countries that have income tax rates different from the U.S. rate.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% for 2020 and 2019 and 31.6% for 2018 to income before income taxes is as follows:

	Years Ended March 31,
(In millions)	2020	2019	2018
Income tax expense at federal statutory rate	$240	$128	$75
State income taxes, net of federal tax benefit	(41)	70	50
Tax effect of foreign operations	(81)	(86)	(146)
Unrecognized tax benefits and settlements	(7)	20	454
Non-deductible goodwill	7	357	585
Share-based compensation	2	4	(8)
Net tax benefit on intellectual property transfer	—	(42)	(178)
Tax-free gain on investment exit (1)	(87)	—	—
Impact of change in U.S. tax rate on temporary differences	—	(81)	(1,324)
Transition tax on foreign earnings	—	(5)	457
Capital loss carryback	(19)	—	—
Other, net (2)	4	(9)	(18)
Income tax expense (benefit)	$18	$356	$(53)

(1)	Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” for additional information regarding the separation of the Change Healthcare JV.

(2)
The Company’s effective tax rates were impacted by other favorable U.S. federal permanent differences including research and development credits of $7 million, $7 million and $11 million in 2020, 2019 and 2018.

On March 10, 2020, the Company completed the previously announced separation of its interest in the Change Healthcare JV as described in Financial Note 2, “Investment in Change Healthcare Joint Venture.” The Company’s reported income tax expense rate for 2020 was favorably impacted by this transaction given that it was intended to generally be a tax-free split-off for U.S. federal income tax purposes. In the fourth quarter of 2020, the Company recognized an estimated gain for financial reporting purposes of $414 million (pre-tax and after-tax) related to the separation transaction.
The Company’s reported income tax expense rate for 2020 was unfavorably impacted by non-cash pre-tax charges of $275 million (pre-tax and after-tax) to remeasure the carrying value of assets and liabilities held for sale related to the expected formation of a new German wholesale joint venture within the Company’s European Pharmaceutical Solutions segment. Refer to Financial Note 3, “Held for Sale,” for more information.
The Company’s reported income tax expense rate for 2019 was unfavorably impacted by non-cash pre-tax charges of $1.8 billion (pre-tax and after-tax) to impair the carrying value of goodwill for its European Pharmaceutical Solutions segment, given that these charges are generally not deductible for tax purposes. Its reported income tax benefit rate for 2018 was unfavorably impacted by non-cash charges of $1.7 billion (pre-tax and after-tax) to impair the carrying value of goodwill, given that generally no tax benefit was recognized for these charges. Refer to Financial Note 14, “Goodwill and Intangible Assets, Net,” for more information.
During 2019, the Company sold software between wholly-owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. An entity based in the U.S. was the acquirer of the software and is entitled to amortize the purchase price of the assets for tax purposes. In accordance with the adopted amended accounting guidance on income taxes, a discrete tax benefit of $42 million was recognized in the second quarter of 2019 with a corresponding increase to a deferred tax asset for the future tax amortization.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On December 19, 2016, the Company sold various software relating to its technology businesses between wholly owned legal entities within the McKesson group that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets that was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. A McKesson entity based in the U.S. was the recipient of the software and is entitled to amortize the fair value of the assets for book and tax purposes. The tax benefit associated with the amortization of these assets is recognized over the tax lives of the assets. As a result, the Company recognized a net tax benefit of $178 million in 2018. The Company no longer recognized the tax benefit associated with this amortization in continuing operations upon adoption of the amended guidance related to intra-entity transfer of an asset other than inventory in 2020 or 2019.
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2020	2019
Assets
Receivable allowances	$72	$70
Compensation and benefit related accruals	331	377
Net operating loss and credit carryforwards	828	885
Lease obligations	482	—
Other	109	216
Subtotal	1,822	1,548
Less: valuation allowance	(833)	(870)
Total assets	989	678
Liabilities
Inventory valuation and other assets	(1,947)	(2,016)
Fixed assets and systems development costs	(202)	(170)
Intangibles	(531)	(513)
Change Healthcare equity investment	—	(885)
Lease right-of-use assets	(449)	—
Other	(56)	(34)
Total liabilities	(3,185)	(3,618)
Net deferred tax liability	$(2,196)	$(2,940)

Long-term deferred tax asset	$59	$58
Long-term deferred tax liability	(2,255)	(2,998)
Net deferred tax liability	$(2,196)	$(2,940)

The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions. The valuation allowances were approximately $833 million and $870 million in 2020 and 2019 and primarily relate to net operating and capital losses incurred in certain tax jurisdictions for which no tax benefit was recognized. The decrease in the valuation allowance of $37 million included $30 million of expense related to foreign losses incurred in 2020, for which no benefit was recognized, offset by the remeasurement of foreign loss carryforwards and their related valuation allowance of $67 million.
The Company has federal, state and foreign net operating loss carryforwards of $75 million, $3.3 billion and $1.9 billion at March 31, 2020. Federal and state net operating losses will expire at various dates from 2021 through 2041. Substantially all its foreign net operating losses have indefinite lives. In addition, the Company has foreign capital loss carryforwards of $739 million with indefinite lives.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2020	2019	2018
Unrecognized tax benefits at beginning of period	$1,052	$1,183	$486
Additions based on tax positions related to prior years	20	78	47
Reductions based on tax positions related to prior years	(168)	(234)	(124)
Additions based on tax positions related to current year	82	68	778
Reductions based on settlements	(8)	(13)	(7)
Reductions based on the lapse of the applicable statutes of limitations	(13)	(25)	—
Exchange rate fluctuations	(7)	(5)	3
Unrecognized tax benefits at end of period	$958	$1,052	$1,183

As of March 31, 2020, the Company had $958 million of unrecognized tax benefits, of which $763 million would reduce income tax expense and the effective tax rate, if recognized. The decrease in unrecognized tax benefits in 2020 compared to 2019 is primarily attributable to the favorable resolution of an outstanding California tax refund claim which decreased unrecognized tax benefits by $91 million. The decrease in unrecognized tax benefits in 2019 compared to 2018 is primarily attributable to a $171 million decrease, with a corresponding increase in taxes payable, due to the issuance of new tax regulations. During the next twelve months, the Company does not expect any material reduction in its unrecognized tax benefits. However, this may change as it continues to have ongoing negotiations with various taxing authorities throughout the year.
The Company reports interest and penalties on income taxes as income tax expense. It recognized income tax expense of $23 million and $33 million in 2020 and 2019 and an income tax benefit of $1 million in 2018, representing interest and penalties, in its consolidated statements of operations. As of March 31, 2020 and 2019, it accrued $91 million and $68 million cumulatively in interest and penalties on unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. During the three months ended March 31, 2020, the Company signed the Revenue Agent’s Report from the U.S. Internal Revenue Service (“IRS”) relating to their audit of the fiscal years 2013 through 2015. During the third quarter of 2018, the Company signed the Revenue Agent’s Report from the U.S. IRS relating to their audit of the fiscal years 2010 through 2012. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2013 through the current fiscal year.
Undistributed earnings of the Company’s foreign operations of approximately $5 billion were considered indefinitely reinvested. Following enactment of the 2017 Tax Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the United States could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the United States to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material.
9.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily relate to its consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, during 2020, 2019 and 2018, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $42 million, $45 million and $43 million. All amounts were recorded in net income attributable to noncontrolling interests in the Company’s consolidated statements of operations and the corresponding liability balance was recorded in other accrued liabilities in the Company’s consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During 2020 and 2019, there were no material exercises of the Put Right. During 2018, the Company paid $50 million to purchase 1.9 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which decreased the carrying value of redeemable noncontrolling interests by $53 million. The balance of redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At March 31, 2020 and 2019, the carrying value of redeemable noncontrolling interests of $1.40 billion and $1.39 billion exceeded the maximum redemption value of $1.22 billion and $1.23 billion. At March 31, 2020 and 2019, the Company owned approximately 77% of McKesson Europe’s outstanding common shares. In April 2020, the Company paid $46 million to purchase 1.8 million shares of McKesson Europe through the exercises of the Put Right by the noncontrolling shareholders, which increased the Company’s ownership of McKesson Europe’s outstanding common shares to 78%.
Appraisal Proceedings
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amount will be paid as specified currently in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remain unadjusted. Noncontrolling shareholders of McKesson Europe appealed this decision. McKesson Europe Holdings GmbH & Co. KGaA also appealed the decision. If upon final resolution of the appeal an upwards adjustment is ordered, the Company would be required to make certain additional payments for any shortfall to all McKesson Europe noncontrolling shareholders who previously received amounts under the Domination Agreement.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE and Vantage, which were $217 million and $193 million at March 31, 2020 and 2019 in the Company’s consolidated balance sheets. During 2020, 2019 and 2018, the Company allocated a total of $178 million, $176 million and $187 million of net income to noncontrolling interests.
Changes in redeemable noncontrolling interests and noncontrolling interests for the years ended March 31, 2020 and 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2018	$253	$1,459
Net income attributable to noncontrolling interests	176	45
Other comprehensive loss	—	(66)
Reclassification of recurring compensation to other accrued liabilities	—	(45)
Payments to noncontrolling interests	(184)	—
Other	(52)	—
Balance, March 31, 2019	193	1,393
Net income attributable to noncontrolling interests	178	42
Other comprehensive income	—	3
Reclassification of recurring compensation to other accrued liabilities	—	(42)
Payments to noncontrolling interests	(154)	—
Other	—	6
Balance, March 31, 2020	$217	$1,402

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

There were no material changes in the Company’s ownership interests related to redeemable noncontrolling interests during 2020 and 2019. The effect of changes in its ownership interests related to redeemable noncontrolling interests on its equity of $3 million resulting from exercises of Put Right was recorded as a net increase to McKesson’s stockholders’ paid-in capital during 2018. Net income attributable to McKesson was $900 million, $34 million and $70 million in 2020, 2019 and 2018.

10.	Earnings per Common Share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similar to basic earnings per common share except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2020	2019	2018
Income from continuing operations	$1,126	$254	$292
Net income attributable to noncontrolling interests	(220)	(221)	(230)
Income from continuing operations attributable to McKesson	906	33	62
Income (loss) from discontinued operations, net of tax	(6)	1	5
Net income attributable to McKesson	$900	$34	$67

Weighted average common shares outstanding:
Basic	181	196	208
Effect of dilutive securities:
Restricted stock units	1	1	1
Diluted	182	197	209

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$4.99	$0.17	$0.30
Discontinued operations	(0.04)	—	0.02
Total	$4.95	$0.17	$0.32
Basic
Continuing operations	$5.01	$0.17	$0.30
Discontinued operations	(0.03)	—	0.02
Total	$4.98	$0.17	$0.32

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based and other restricted stock units. Approximately 2 million, 3 million and 2 million potentially dilutive securities for 2020, 2019 and 2018 were excluded from the computations of diluted net earnings per common share, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

11.    Receivables, Net

	March 31,
(In millions)	2020	2019
Customer accounts	$17,201	$14,941
Other	3,014	3,584
Total	20,215	18,525
Allowances	(265)	(279)
Net	$19,950	$18,246

Other receivables primarily include amounts due from suppliers. The allowances are primarily for estimated uncollectible accounts.
12.    Property, Plant and Equipment, Net

	March 31,
(In millions)	2020	2019
Land	$151	$172
Building, machinery, equipment and other	4,043	4,154
Total property, plant and equipment	4,194	4,326
Accumulated depreciation	(1,829)	(1,778)
Property, plant and equipment, net	$2,365	$2,548

13.	Leases
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
ROU assets and operating lease liabilities are recognized at the lease commencement date. ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease liabilities are recognized based on the present value of the future lease payments over the lease term, discounted at the Company’s incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company’s leases. The Company estimates the discount rate as its incremental borrowing rate based on qualitative factors including Company specific credit rating, lease term, general economics and the interest rate environment. For existing leases that commenced prior to the adoption of the amended leasing guidance, the Company determined the discount rate on April 1, 2019 using the full lease term. Operating lease liabilities are recorded under the captions “Current portion of operating lease liabilities” and “Long-Term Operating Lease Liabilities,” and the corresponding lease assets are recorded under the caption “Operating Lease Right-of-Use Assets” in the Company’s consolidated balance sheet. Finance lease assets are included in property, plant and equipment, net and finance lease liabilities are included in the Current portion of long-term debt and Long-Term Debt in the Company’s consolidated balance sheet.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	March 31, 2020
Operating leases
Operating Lease Right-of-Use Assets	$1,886

Current portion of operating lease liabilities	$354
Long-Term Operating Lease Liabilities	1,660
Total operating lease liabilities	$2,014

Finance Leases
Property, Plant and Equipment, net	$180

Current portion of long-term debt	$15
Long-Term Debt	151
Total finance lease liabilities	$166

Weighted Average Remaining Lease Term (Years)
Operating leases	7.7
Finance leases	12.1

Weighted Average Discount Rate
Operating leases	3.03%
Finance leases	2.86%

The components of lease cost were as follows:

(In millions)	Year Ended March 31, 2020
Short-term lease cost	$29
Operating lease cost	459

Finance lease cost:
Amortization of right-of-use assets	14
Interest on lease liabilities	5
Total finance lease cost	19

Variable lease cost (1)	125
Sublease income	(33)
Total lease cost (2)	$599

(1)	These amounts include payments for maintenance, taxes, payments affected by the consumer price index and other similar metrics and payments contingent on usage.

(2)	These amounts were primarily recorded in operating expenses in the consolidated statement of operations.
Rent expense under operating leases was $576 million and $568 million in 2019 and 2018.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Supplemental cash flow information related to leases was as follows:

(In millions)	Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(377)
Operating cash flows from finance leases	(3)
Financing cash flows from finance leases	(18)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$2,378
Finance leases	166
(1) These amounts include the transition adjustment for the adoption of the amended leasing guidance discussed in Financial Note 1, “Significant Accounting Policies.”
Maturities of lease liabilities as of March 31, 2020 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2021	$398	$19	$417
2022	371	19	390
2023	310	18	328
2024	252	17	269
2025	213	16	229
Thereafter	730	110	840
Total lease payments (1)	2,274	199	2,473
Less imputed interest	(260)	(33)	(293)
Present value of lease liabilities	$2,014	$166	$2,180

(1)	Total lease payments have not been reduced by minimum sublease income of $178 million due under future noncancelable subleases.
As of March 31, 2020, the Company entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $149 million that are not reflected in the table above. These operating leases will commence between 2021 and 2024 with noncancelable lease terms of 2 to 15 years.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Lessor
The Company primarily leases certain owned equipment, that are classified as direct financing or sales-type leases, to physician practices. As of March 31, 2020, the total lease receivable was $272 million with a weighted average remaining lease term of approximately seven years. Interest income from these leases was not material for the year ended March 31, 2020.
14.    Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2018	$4,110	$1,850	$2,070	$2,894	$10,924
Goodwill acquired	17	52	360	13	442
Acquisition accounting, transfers and other adjustments	13	(5)	21	6	35
Impairment charges	—	(1,776)	—	(21)	(1,797)
Foreign currency translation adjustments, net	(62)	(121)	—	(63)	(246)
Balance, March 31, 2019	4,078	—	2,451	2,829	9,358
Goodwill acquired	—	62	—	14	76
Acquisition accounting, transfers and other adjustments	1	4	7	—	12
Other changes/disposals	(1)	—	(5)	—	(6)
Impairment charges	—	—	—	(2)	(2)
Foreign currency translation adjustments, net	(11)	(3)	—	(64)	(78)
Balance, March 31, 2020	$4,067	$63	$2,453	$2,777	$9,360

Goodwill Impairment Charges
The Company evaluates goodwill for impairment on an annual basis each year and at an interim date, if indicators of potential impairment exist. On October 1, 2019, the Company voluntarily changed its annual goodwill impairment testing date from January 1 to October 1 to better align with the timing of the Company’s annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from October 1, 2019 as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.
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
Goodwill charges listed below were recorded under the caption, “Goodwill impairment charges” in operating expenses in the consolidated statements of operations. Most of the goodwill impairment for these reporting units were generally not deductible for income tax purposes.
Fiscal 2020
The impairment testing performed in 2020 did not indicate any material impairment of goodwill.
Fiscal 2019

(In millions, except rates)
Quarter Ended	Reporting Unit	Segment	Discount Rate	Terminal Growth Rate	Goodwill Impairment	(1)
June 2018	PD	European Pharmaceutical Solutions	8.0%	1.25%	$238	(2)
June 2018	RP	European Pharmaceutical Solutions	8.5%	1.25%	251	(3)
June 2018	PD	European Pharmaceutical Solutions	8.0%	1.25%	81	(3)
March 2019	RP	European Pharmaceutical Solutions	10.0%	1.25%	465	(4)
March 2019	PD	European Pharmaceutical Solutions	9.0%	1.25%	741	(4)
		Total			$1,776

(1)
Represents pre-tax and after-tax amounts, except for an aggregate $20 million of tax charges related to the March 2019 Retail Pharmacy impairment. Total goodwill impairment for 2019 also includes $21 million related to the Company’s Rexall Health business within Other recorded in the third quarter of 2019.

(2)
Prior to implementing its new segment reporting structure in the first quarter of 2019, the Company’s European operations were considered a single reporting unit. Following the change in reportable segments, its European Pharmaceutical Solutions segment was divided into two distinct reporting units, Retail Pharmacy (“RP”), formerly Consumer Solutions, and Pharmaceutical Distribution (“PD”), formerly Pharmacy Solutions, for the purposes of goodwill impairment testing. This change required performance of a goodwill impairment test for these two new reporting units which resulted in a goodwill impairment charge as PD’s estimated fair value was lower than its reassigned carrying value.

(3)
Both RP and PD projected a decline in the estimated future cash flows primarily triggered by additional U.K. government actions which were announced on June 29, 2018. An interim goodwill impairment test for these reporting units identified that their carrying values exceeded their estimated fair value and resulted in an impairment charge.

(4)
As a result of the annual goodwill impairment test, the carrying values of the PD and RP reporting units exceeded their estimated fair value which required the Company to record impairment charges for the reporting units. These additional impairments were primarily due to declines in the reporting units’ estimated future cash flows and the selection of higher discount rates. The declines in estimated future cash flows were primarily attributed to additional government reimbursement reductions and competitive pressures within the U.K. The risk of successfully achieving certain business initiatives was the primary factor in the use of a higher discount rate. As of March 31, 2019 the entire remaining goodwill balances of both reporting units were impaired.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fiscal 2018

(In millions, except rates)
Quarter Ended	Reporting Unit	Segment (3)	Discount Rate	Terminal Growth Rate	Goodwill Impairment	(1)
September 2017	McKesson Europe (2)	European Pharmaceutical Solutions	7.5%	1.25%	$350	(4)
March 2018	McKesson Europe	European Pharmaceutical Solutions	8.0%	1.25%	933	(5)
March 2018	Rexall	Other	10.0%	2.00%	455	(6)
		Total			$1,738

(1)	Represents pre-tax and after-tax amounts.

(2)	This reporting unit was divided into two reporting units in the first quarter of 2019 upon a change in segment reporting structure. See above for more information.

(3)
The impairment charges recorded in 2018 were attributable to the former McKesson Distribution Solutions segment. The segment reporting structure which included McKesson Distribution Solutions was reorganized in the first quarter of 2019. The segments presented above for 2018 reflect the revised segment reporting structure.

(4)
The reporting unit projected a decline in its estimated future cash flows primarily triggered by government reimbursement reductions in its retail business in the U.K. Accordingly, the Company performed an interim one-step goodwill impairment test prior to its annual impairment test. As a result, the Company determined that the carrying value of this reporting unit exceeded its estimated fair value and recorded a goodwill impairment charge.

(5)
As a result of the Company’s annual impairment test, it was determined that the carrying value of the reporting unit further exceeded its estimated fair value and recorded a goodwill impairment charge. This reporting unit had a further decline in its estimated future cash flows driven by weakening script growth outlook in the Company’s U.K. business and by a more competitive environment in France.

(6)
As a result of the Company’s annual impairment test, it was determined that the carrying value of the reporting unit exceeded its estimated fair value and recorded a goodwill impairment charge. The impairment was the result of a decline in estimated future cash flows primarily driven by significant generics reimbursement reductions across Canada and minimum wage increases in multiple provinces which could only be partially mitigated through the business’ cost saving efforts. As of March 31, 2018, the entire remaining goodwill balance related to the Company’s acquisition of Rexall Health was impaired.

Refer to Financial Note 19, “Fair Value Measurements,” for more information on these nonrecurring fair value measurements. As of March 31, 2020, accumulated goodwill impairment losses were $3.1 billion in the Company’s European Pharmaceutical Solutions segment and $478 million in Other. As of March 31, 2019, accumulated goodwill impairment losses were $3.1 billion in the Company’s European Pharmaceutical Solutions segment and $476 million in Other.

Intangible Assets
Information regarding intangible assets is as follows:

	March 31, 2020				March 31, 2019
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$3,650	$(1,950)	$1,700	$3,818	$(1,801)	$2,017
Service agreements	10	994	(480)	514	1,017	(430)	587
Pharmacy licenses	26	492	(232)	260	513	(209)	304
Trademarks and trade names	13	808	(242)	566	887	(232)	655
Technology	3	175	(111)	64	141	(94)	47
Other	5	273	(221)	52	288	(209)	79
Total		$6,392	$(3,236)	$3,156	$6,664	$(2,975)	$3,689

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Amortization expense of intangible assets was $462 million, $485 million and $503 million for 2020, 2019 and 2018. Estimated annual amortization expense of intangible assets is as follows: $451 million, $351 million, $251 million, $236 million and $233 million for 2021 through 2025, and $1.6 billion thereafter. All intangible assets were subject to amortization as of March 31, 2020 and 2019.
Refer to Financial Note 4, “Restructuring, Impairment and Related Charges,” for more information on intangible asset impairment charges recorded in 2020, 2019 and 2018.

15.	Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2020	2019
U.S. Dollar notes (1) (2)
3.65% Notes due November 30, 2020	$700	$700
4.75% Notes due March 1, 2021	323	323
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
7.65% Debentures due March 1, 2027	167	167
3.95% Notes due February 16, 2028	600	600
4.75% Notes due May 30, 2029	400	400
6.00% Notes due March 1, 2041	282	282
4.88% Notes due March 15, 2044	411	411
Foreign currency notes (1) (3)
Floating Rate Euro Notes due February 12, 2020 (4)	—	280
0.63% Euro Notes due August 17, 2021	662	673
1.50% Euro Notes due November 17, 2025	659	670
1.63% Euro Notes due October 30, 2026	552	560
3.13% Sterling Notes due February 17, 2029	557	586

Lease and other obligations	174	43
Total debt	7,387	7,595
Less: Current portion	1,052	330
Total long-term debt	$6,335	$7,265

(1)	These notes are unsecured and unsubordinated obligations of the Company.

(2)	Interest on these notes is payable semi-annually.

(3)	Interest on these foreign currency notes is payable annually, except the 2020 Floating Rate Euro Notes.

(4)	Interest on these notes is payable quarterly.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2020 and March 31, 2019, $7.4 billion and $7.6 billion of total debt was outstanding, of which $1.1 billion and $330 million was included under the caption “Current portion of long-term debt” in the Company’s consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Debt Offerings
On November 30, 2018, the Company completed a public offering of 3.65% Notes due November 30, 2020 (the “2020 Notes”) in a principal amount of $700 million and 4.75% Notes due May 30, 2029 (the “2029 Notes”) in a principal amount of $400 million. Interest on the 2020 Notes and 2029 Notes is payable semi-annually on May 30th and November 30th of each year, commencing on May 30, 2019. The Company utilized the net proceeds from these notes of $1.1 billion, net of discounts and offering expenses, for general corporate purposes.
Tender Offers and Early Repayments
In 2018, the Company paid $1.4 billion to redeem the $1.2 billion principal amount of its outstanding (i) 7.50% Notes due 2019, (ii) 4.75% Notes due 2021, (iii) 7.65% Debentures due 2027, (iv) 6.00% Notes due 2041 and (v) 4.88% Notes due 2044 (collectively referred to herein as the “Tender Offer Notes”), premiums of $112 million and $22 million of interest. The Company recorded a pre-tax loss on debt extinguishment of $122 million ($78 million after-tax) in connection with the redemption of the Tender Offer Notes.
Repayments at Maturity
In 2020, the Company repaid at maturity its €250 million Floating Rate Euro Notes due February 12, 2020. In 2019, the Company repaid at maturity its $1.1 billion 2.28% notes due March 15, 2019. In 2018, the Company repaid at maturity its €500 million 4.50% Euro-denominated bonds due April 26, 2017 and its $500 million 1.40% notes due March 15, 2018.
Each note, which constitutes a “Series”, is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and, from time-to-time, future unsecured and unsubordinated indebtedness outstanding. Each Series is governed by materially similar indentures and officers’ certificates. Upon required notice to holders of notes with fixed interest rates, the Company may redeem those notes at any time prior to maturity, in whole or in part, for cash at redemption prices. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indentures also contain customary events of default provisions.

Other Information
Scheduled principal payments of long-term debt are $1.1 billion in 2021, $704 million in 2022, $813 million in 2023, $1.1 billion in 2024, $16 million in 2025 and $3.7 billion thereafter.
Revolving Credit Facilities
In the second quarter of 2020, the Company entered into a syndicated $4 billion five-year senior unsecured credit facility (the “2020 Credit Facility”), which has a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euro. The 2020 Credit Facility matures in September 2024 and had no borrowings during 2020 and no amounts outstanding as of March 31, 2020. The remaining terms and conditions of the 2020 Credit Facility are substantially similar to those previously in place under the $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which was scheduled to mature in October 2020. The Global Facility was terminated in connection with the execution of the 2020 Credit Facility in September 2019 and had no borrowings during the six months ended September 30, 2019 and the year ended March 31, 2018, and had no amounts outstanding as of March 31, 2019.
Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At March 31, 2020, the Company was in compliance with all covenants.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The Company also maintains bilateral credit facilities primarily denominated in Euros with a committed amount of $12 million and an uncommitted amount of $166 million as of March 31, 2020. Borrowings and repayments were not material in 2020 and 2019 and amounts outstanding under these credit lines were not material as of March 31, 2020 and 2019.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During 2020 and 2019, it borrowed $21.4 billion and $37.3 billion and repaid $21.4 billion and $37.3 billion under the program. At March 31, 2020 and 2019, there were no commercial paper notes outstanding.
16.    Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if they are VIEs, if it has a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on its evaluations, if the Company determines it is the primary beneficiary of such VIEs, it consolidates such entities into its financial statements.
Consolidated Variable Interest Entities
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, is considered the primary beneficiary of the VIE. It consolidates certain single-lessee leasing entities where it, as the lessee, has the majority risk of the leased assets due to its minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide the Company with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have a material impact on the Company’s consolidated statements of operations and cash flows. Total assets and liabilities included in its consolidated balance sheets for these VIEs were $695 million and $82 million at March 31, 2020 and $896 million and $64 million at March 31, 2019.
Investments in Unconsolidated Variable Interest Entities
The Company is involved with VIEs which it does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Its relationships include equity method investments and lending, leasing, contractual or other relationships with the VIEs. The Company’s most significant relationships are with oncology and other specialty practices. Under these practice arrangements, it generally owns or leases all of the real estate and equipment used by the affiliated practices and manages the practices’ administrative functions. It also has relationships with certain pharmacies in Europe with whom it may provide financing, have equity ownership and/or a supply agreement whereby it supplies the vast majority of the pharmacies’ purchases. The Company’s maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.4 billion at March 31, 2020 and $1.1 billion at March 31, 2019, which primarily represents the value of intangible assets related to service agreements, equity investments and lease and loan receivables. This amount excludes the customer loan guarantees discussed in Financial Note 20, “Financial Guarantees and Warranties.” The Company believes there is no material loss exposure on these assets or from these relationships.

17.	Pension Benefits
The Company maintains a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Defined Benefit Pension Plans
Eligible U.S. employees who were employed by the Company as of December 31, 1995 are covered under the Company-sponsored defined benefit retirement plan. In 1997, the plan was amended to freeze all plan benefits as of December 31, 1996. Benefits for the defined benefit retirement plan are based primarily on age of employees at date of retirement, years of creditable service and the average of the highest 60 months of pay during the 15 years prior to the plan freeze date. The Company also has defined benefit pension plans for eligible employees outside of the U.S., as well as an unfunded nonqualified supplemental defined benefit plan for certain U.S. executives.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On May 23, 2018, the Company’s Board of Directors approved the termination of its frozen U.S. defined benefit pension plan (“Plan”). During the first quarter of 2020, the Company offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from plan assets to these participants in June 2019. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement charge of $17 million ($12 million after-tax) was recorded during the first quarter of 2020. During the second quarter of 2020, the Company transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts for approximately $280 million which was fully funded directly by plan assets. The third-party insurance provider assumed the obligation to pay future pension benefits and provide administrative services on November 1, 2019. As a result, the remaining previously recorded unrecognized losses in accumulated other comprehensive loss for this Plan were recognized as expense and a pre-tax settlement charge of approximately $105 million ($78 million after-tax) was recorded in other income (expense), net, in the Company’s consolidated statements of operations during the second quarter of 2020. As of March 31, 2020 and 2019, this defined benefit pension plan had an accumulated comprehensive loss of approximately nil and $121 million.
During the third quarter of 2020, a cash payment of $114 million was made to settle a participant’s liability from the executive benefit retirement plan. As a result, a majority of the remaining recorded unrecognized losses in accumulated other comprehensive loss for this Plan were recognized as expense and a pre-tax settlement charge of approximately $11 million ($8 million after-tax) was recorded in other income (expense), net, in the Company’s consolidated statements of operations. As of March 31, 2020 and 2019, this plan had an accumulated comprehensive loss of approximately $1 million and $12 million.
The Company’s non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway, the United Kingdom, Germany, and Canada. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation. The obligations in Norway are largely related to the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law. In the U.K., the Company has subsidiaries that participate in a joint pension plan. The pension obligation in Germany is unfunded with the exception of the contractual trust arrangement used to fund pensions of McKesson Europe’s Management Board.
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end. The net periodic expense for the Company’s pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2020	2019	2018	2020	2019	2018
Service cost - benefits earned during the year	$—	$—	$3	$16	$15	$15
Interest cost on projected benefit obligation	6	14	14	19	21	22
Expected return on assets	(4)	(16)	(19)	(22)	(23)	(26)
Amortization of unrecognized actuarial loss and prior service costs	2	5	6	6	4	5
Curtailment/settlement loss	127	4	2	—	1	1
Net periodic pension expense	$131	$7	$6	$19	$18	$17

The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service period of active employees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the changes in benefit obligations and plan assets for the Company’s pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Years Ended March 31,		Years Ended March 31,
(In millions)	2020	2019	2020	2019
Change in benefit obligations
Benefit obligation at beginning of period (1)	$439	$485	$990	$1,035
Service cost	—	—	16	15
Interest cost	6	14	19	21
Actuarial loss (gain)	20	4	(36)	35
Benefits paid	(179)	(64)	(43)	(36)
Annuity Premium Transfer	(276)	—	—	—
Expenses paid	—	—	—	(1)
Acquisitions	—	—	2	1
Foreign exchange impact and other	—	—	(52)	(80)
Benefit obligation at end of period (1)	$10	$439	$896	$990

Change in plan assets
Fair value of plan assets at beginning of period	$322	$335	$642	$687
Actual return on plan assets	27	12	3	18
Employer and participant contributions	116	39	28	23
Benefits paid	(179)	(64)	(43)	(36)
Annuity Premium Transfer	(276)	—	—	—
Expenses paid	—	—	(1)	(1)
Foreign exchange impact and other	(10)	—	(35)	(49)
Fair value of plan assets at end of period	$—	$322	$594	$642

Funded status at end of period	$(10)	$(117)	$(302)	$(348)

Amounts recognized on the balance sheet
Assets	$—	$7	$49	$20
Current liabilities (2)	(1)	(115)	(162)	(13)
Long-term liabilities	(9)	(9)	(189)	(355)
Total	$(10)	$(117)	$(302)	$(348)

(1)	The benefit obligation is the projected benefit obligation.

(2)
Current liabilities includes $151 million reclassified from long-term liabilities to assets held for sale in 2020 in conjunction with the Company’s German wholesale business to be contributed to a joint venture as discussed in Financial Note 3, “Held for Sale”.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all the Company’s pension plans, including accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2020	2019	2020	2019
Projected benefit obligation	$10	$439	$896	$990
Accumulated benefit obligation	10	439	856	949
Fair value of plan assets	—	322	594	642

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2020	2019	2020	2019
Net actuarial loss	$1	$133	$149	$186
Prior service credit	—	—	(3)	(4)
Total	$1	$133	$146	$182

Other changes in accumulated other comprehensive income (pre-tax) were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2020	2019	2018	2020	2019	2018
Net actuarial loss (gain)	$(3)	$8	$(15)	$(24)	$42	$(11)
Prior service credit	—	—	—	—	—	(2)
Amortization of:
Net actuarial loss	(129)	(9)	(8)	(6)	(5)	(6)
Prior service credit (cost)	—	—	—	—	—	—
Foreign exchange impact and other	—	—	—	(6)	(12)	19
Total recognized in other comprehensive loss (income)	$(132)	$(1)	$(23)	$(36)	$25	$—

The Company expects to amortize $5 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2021. The comparable 2020 amount was $8 million of actuarial loss. In addition, the Company recognized $127 million in actuarial losses for the pension plans to stockholders’ equity in 2020 as a result of $116 million from the termination of the U.S. defined benefit pension plan and $11 million from the settlement from the executive benefit retirement plan for a recently retired executive.
Projected benefit obligations related to the Company’s unfunded U.S. plans were $10 million and $124 million at March 31, 2020 and 2019. Pension obligations for its unfunded plans are based on the recommendations of independent actuaries. Projected benefit obligations relating to the Company’s unfunded non-U.S. plans were $298 million and $293 million at March 31, 2020 and 2019. Funding obligations for its non-U.S. plans vary based on the laws of each non-U.S. jurisdiction.
Expected benefit payments for the Company’s pension plans are as follows: $36 million, $35 million, $36 million, $36 million and $38 million for 2021 to 2025 and $208 million for 2026 through 2030. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for the Company’s pension plans are $33 million for 2021.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
	2020	2019	2018	2020	2019	2018
Net periodic pension expense
Discount rates	3.66%	3.83%	3.55%	2.03%	2.35%	2.34%
Rate of increase in compensation	N/A (1)	N/A (1)	4.00	2.93	3.13	2.72
Expected long-term rate of return on plan assets	4.00	5.25	6.25	3.01	3.71	4.03
Benefit obligation
Discount rates	3.08%	3.65%	3.69%	2.03%	2.13%	2.35%
Rate of increase in compensation	N/A (1)	N/A (1)	N/A (1)	2.93	3.18	2.59

(1)	This assumption is no longer needed in actuarial valuations as U.S. plans are frozen or have fixed benefits for the remaining active participants.
The Company’s defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of its plans. For March 31, 2020, the Company’s U.S. defined benefit liabilities are valued using a weighted average discount rate of 3.08%, which represents a decrease of 57 basis points from its 2019 weighted-average discount rate of 3.65%. The Company’s non-U.S. defined benefit pension plan liabilities are valued using a weighted-average discount rate of 2.03%, which represents a decrease of 10 basis points from its 2019 weighted average discount rate of 2.13%.
Plan Assets
Investment Strategy: The overall objective for U. S. pension plan assets was to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments were made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
In September 2018, a new investment allocation strategy was put in place to protect the funded status of the U.S. plan assets subsequent to Board approval of U.S. pension plan termination. As of March 31, 2020, no assets remained related to the U.S. pension plan. The target allocation for U.S. plan assets at March 31, 2019 was 100% fixed income investments including cash and cash equivalents. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. The real estate investments were in a commingled real estate fund.
For non-U.S. plan assets, the investment strategies are subject to local regulations and the asset/liability profiles of the plans in each individual country. Plan assets of the non-U.S. plans are broadly invested in a manner appropriate to the nature and duration of the expected future retirement benefits payable under the plans. Plan assets are primarily invested in high-quality corporate and government bond funds and equity securities. Assets are properly diversified to avoid excessive reliance on any particular asset, issuer or group of undertakings so as to avoid accumulations of risk in the portfolio as a whole.
The Company develops the expected long-term rate of return assumption based on the projected performance of the asset classes in which plan assets are invested. The target asset allocation was determined based on the liability and risk tolerance characteristics of the plans and at times may be adjusted to achieve overall investment objectives.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fair Value Measurements: The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. The following tables represent the Company’s pension plan assets as of March 31, 2020 and 2019, using the fair value hierarchy by asset class:

	U.S. Plans				Non-U.S. Plans
	March 31, 2020				March 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—	$13	$—	$—	$13
Equity securities:
Common and preferred stock	—	—	—	—	—	—	—	—
Equity commingled funds	—	—	—	—	53	75	—	128
Fixed income securities:
Government securities	—	—	—	—	6	139	—	145
Corporate bonds	—	—	—	—	14	17	—	31
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities and other	—	—	—	—	—	—	—	—
Fixed income commingled funds	—	—	—	—	107	101	—	208
Other:
Real estate funds	—	—	—	—	3	2	3	8
Other	—	—	—	—	19	—	—	19
Total	$—	$—	$—	$—	$215	$334	$3	$552
Assets held at NAV practical expedient (1)
Equity commingled funds				—				8
Fixed income commingled funds				—				—
Real estate funds				—				—
Other				—				34
Total plan assets				$—				$594

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2019				March 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11	$—	$—	$11	$6	$—	$—	$6
Equity securities:
Common and preferred stock	—	—	—	—	—	—	—	—
Equity commingled funds	—	—	—	—	62	82	—	144
Fixed income securities:
Government securities	—	33	—	33	4	135	—	139
Corporate bonds	—	273	—	273	8	18	—	26
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities and other	—	5	—	5	—	—	—	—
Fixed income commingled funds	—	—	—	—	125	110	6	241
Other:
Real estate funds	—	—	—	—	2	3	—	5
Other	—	—	—	—	21	—	3	24
Total	$11	$311	$—	$322	$228	$348	$9	$585
Assets held at NAV practical expedient (1)
Equity commingled funds				—				8
Fixed income commingled funds				—				—
Real estate funds				—				—
Other				—				49
Total plan assets				$322				$642

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
Other - At March 31, 2020 and 2019, this includes $29 million and $35 million of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The activity attributable to Level 3 plan assets was insignificant in the years ended March 31, 2020 and 2019.
Multiemployer Plans
The Company contributes to a number of multiemployer pension plans under the terms of collective-bargaining agreements that cover union-represented employees in the U.S. In 2017, it also contributed to the Pensjonsordningen for Apoteketaten (“POA”), a mandatory multiemployer pension scheme for its pharmacy employees in Norway, managed by the association of Norwegian Pharmacies.
The risks of participating in these multiemployer plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Actions taken by other participating employers may lead to adverse changes in the financial condition of a multiemployer benefit plan and the Company’s withdrawal liability and contributions may increase.
Contributions and amounts accrued for U.S. Plans were not material for the years ended March 31, 2020, 2019, and 2018. Contributions to the POA for non-U.S. Plans exceeding 5% of total plan contributions were $17 million, $27 million and $16 million in 2020, 2019 and 2018. Based on actuarial calculations, the Company estimates the funded status for its non-U.S. Plans to be approximately 76% as of March 31, 2020. No amounts were accrued for liability associated with the POA as the Company has no intention to withdraw from the plan.
Defined Contribution Plans
The Company has a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $102 million, $92 million and $82 million for the years ended March 31, 2020, 2019, and 2018.
Postretirement Benefits
The Company maintains a number of postretirement benefits, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. It also provides postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company’s fiscal year-end. The net periodic (credit) expense for the Company’s postretirement welfare benefits was not material for the years ended March 31, 2020, 2019, and 2018. The benefit obligation at March 31, 2020 and 2019 was $65 million and $73 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

18.    Hedging Activities
In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts and interest rate swaps. In accordance with the Company’s policy, derivatives are only used for hedging purposes. It does not use derivatives for trading or speculative purposes.
Foreign currency exchange risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Euro, British pound sterling and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
Non-Derivative Instruments Designated as Hedges
At March 31, 2020 and 2019, the Company had €1.7 billion and €1.95 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. In December 2019, the Company prospectively de-designated from net investment hedges €250 million of its Euro-denominated notes which matured in February 2020.
At March 31, 2019, the Company also had £450 million British pound sterling-denominated notes designated as non-derivative net investment hedges. On September 30, 2019, the Company de-designated its £450 million British pounding sterling-denominated notes prospectively from net investment hedges as the hedging relationship ceased to be effective.
Gains or losses from net investment hedges recorded in other comprehensive income were gains of $39 million and $259 million in 2020 and 2019 and a loss of $268 million in 2018. Ineffectiveness on the Company’s non-derivative net investment hedges during 2020 resulted in gains of $34 million which were recorded in earnings in other income (expense), net in the consolidated statements of operations. There was no ineffectiveness in the Company’s net investment hedges for the years ended March 31, 2019 and 2018.
Derivatives Designated as Hedges
At March 31, 2020 and 2019, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $1.5 billion Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the years ended March 31, 2020 and 2019.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

At March 31, 2019, the Company also had cross-currency swaps designated as net investment hedges with a total gross notional amount of £932 million British pound sterling. In 2020, the Company terminated these swaps due to ineffectiveness in its British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in its U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million in 2020. This gain was recorded in earnings in other income (expense), net.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in other comprehensive income were gains of $76 million and $53 million in 2020 and 2019 and losses of $7 million in 2018. There was no ineffectiveness in the Company’s hedges for the years ended March 31, 2020 and 2019. These cross-currency swaps will mature between November 2020 and November 2024.
On September 30, 2019, the Company entered into a number of cross-currency swaps designated as fair value hedges with total notional amounts of £450 million British pound sterling. Under the terms of the cross-currency swap contracts, the Company agreed with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread. These swaps are utilized to hedge the changes in the fair value of the underlying £450 million British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives, which are designated as fair value hedges, and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from these fair value hedges recorded in earnings were $6 million in 2020, largely offsetting the losses recorded in earnings related to the hedged notes. The swaps will mature in February 2023.
At March 31, 2019, the Company had a forward contract to hedge the U.S. dollar against cash flows denominated in Canadian dollars with a total gross notional amount of $81 million, which was designated as a cash flow hedge. The contract matured in March 2020.
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For our cross-currency swap transactions, we agree with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At March 31, 2020 and 2019, the Company had cross-currency swaps with total gross notional amounts of approximately $2.9 billion, which are designated as cash flow hedges. These swaps will mature between April 2020 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded in accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses from cash flow hedges recorded in other comprehensive income were gains of $98 million and $28 million in 2020 and 2019 and losses of $30 million in 2018. Gains or losses reclassified from accumulated other comprehensive income and recorded in operating expenses in the consolidated statements of operations were not material in 2020, 2019 and 2018. There was no ineffectiveness in the Company’s cash flow hedges for the years ended March 31, 2020, 2019 and 2018.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in value included in earnings.
The Company has a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At March 31, 2020 and 2019, the total gross notional amounts of these contracts were $29 million and $28 million. These contracts will mature through December 2020 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in operating expenses. Changes in the fair values were not material in 2020, 2019 and 2018. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In 2020, the Company also entered into a number of forward contracts and swaps to offset a portion of the earnings impacts from the ineffectiveness of net investment hedges discussed above. These contracts matured through January 2020 and none of these contracts were designated for hedge accounting. In December 2019, the Company entered into a series of forward contracts with a total notional amount of €250 million to offset the earnings impact from its Euro-denominated notes. These contracts and the notes against which they are offsetting matured in February 2020 and were not designated for hedge accounting. Changes in the fair value for contracts not designated as hedges are recorded directly in earnings. In 2020, losses of $44 million were recorded in earnings in other income (expense), net, which offsets the ineffectiveness on the Company’s non-derivative net investment hedges noted above.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	March 31, 2020			March 31, 2019
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$—	$17	$—	$81
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	112	19	1,279	—	18	—
Cross-currency swaps (non-current)	Other Noncurrent Assets/Liabilities	182	—	3,313	91	33	5,283
Total		$294	$19		$108	$51
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$2	$—	$24	$—	$—	$14
Foreign exchange contracts (current)	Other accrued liabilities	—	—	5	—	—	14
Total		$2	$—		$—	$—

Refer to Financial Note 19, “Fair Value Measurements,” for more information on these recurring fair value measurements.

19.	Fair Value Measurements
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
At March 31, 2020 and 2019, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The fair value of the Company’s commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.
The Company’s long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.4 billion and $7.8 billion at March 31, 2020 and $7.6 billion and $7.9 billion at March 31, 2019. The estimated fair value of its long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at March 31, 2020 and 2019 included investments in money market funds of $2.0 billion and $1.2 billion, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for the Company’s marketable securities were not material at March 31, 2020 and 2019.
Fair values of the Company’s forward foreign currency contracts were determined using observable inputs from available market information. Fair values of the Company’s cross-currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 18, “Hedging Activities,” for fair value and other information on the Company’s foreign currency derivatives including forward foreign currency contracts and cross-currency swaps.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended March 31, 2020 and 2019.
Assets Measured at Fair Value on a Nonrecurring Basis
At March 31, 2020, assets measured at fair value on a nonrecurring basis included long-lived assets for the Company’s European Pharmaceuticals Solutions segment and the Rexall Health business within Other. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges” for more information.
At March 31, 2019, assets measured at fair value on a nonrecurring basis primarily consisted of goodwill and long-lived assets for the Company’s European Pharmaceutical Solutions segment.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. The Company considered a market approach as well as an income approach (a DCF model) to determine the fair value of the reporting unit.
Refer to Financial Note 14, “Goodwill and Intangible Assets, Net,” for more information regarding goodwill impairment charges recorded for certain reporting units during 2019 and 2018.
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
Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2020 and 2019.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

20.	Financial Guarantees and Warranties
Financial Guarantees
The Company has agreements with certain of its customers’ financial institutions, mainly in Canada and Europe, under which it has guaranteed the repurchase of its customers’ inventory or its customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For the Company’s inventory repurchase agreements, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees generally range from one to 10 years and are primarily provided to facilitate financing for certain customers. The majority of the Company’s customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2020, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $274 million and $129 million, of which the Company has not accrued any material amounts. The expirations of these financial guarantees are as follows: $222 million, $17 million, $13 million, $32 million and $10 million from 2021 through 2025 and $109 million thereafter.
At March 31, 2020, the Company’s banks and insurance companies have issued $170 million of standby letters of credit and surety bonds, which were issued on the Company’s behalf primarily related to its customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and its workers’ compensation and automotive liability programs.
The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification agreements and has not accrued any liabilities related to such obligations.
In conjunction with certain transactions, primarily divestitures, the Company may provide routine indemnification agreements (such as retention of previously existing environmental, tax and employee liabilities) whose terms vary in duration and often are not explicitly defined. Where appropriate, obligations for such indemnifications are recorded as liabilities. Because the amounts of these indemnification obligations often are not explicitly stated, the overall maximum amount of these commitments cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, the Company has historically not made material payments as a result of these indemnification provisions.
Warranties
In the normal course of business, the Company provides certain warranties and indemnification protection for its products and services. For example, the Company provides warranties that the pharmaceutical and medical-surgical products it distributes are in compliance with the U.S. Food, Drug and Cosmetic Act and other applicable laws and regulations. It has received the same warranties from its suppliers, which customarily are the manufacturers of the products. In addition, the Company has indemnity obligations to its customers for these products, which have also been provided from its suppliers, either through express agreement or by operation of law. Accrued warranty costs were not material to the consolidated balance sheets.

21.	Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.

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
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company and its affiliates are defendants in many cases asserting claims related to distribution of controlled substances. They are named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail pharmacy chains. The plaintiffs in these actions include state attorneys general, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors and individuals. These actions have been filed in state and federal courts throughout the United States, and in Puerto Rico and Canada. They seek monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws and other statutes.
Since December 5, 2017, nearly all such cases pending in federal district courts have been transferred for consolidated pre-trial proceedings to a multi-district litigation (“MDL”) in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-2804. At present, there are approximately 2,800 cases under the jurisdiction of the MDL court. In suits filed against the Company by Cuyahoga County, Ohio, and Summit County, Ohio, the parties finalized a settlement agreement on December 26, 2019. Under the terms of the agreement, the Company did not admit liability and expressly denied wrongdoing, and paid the counties a total of $82 million on January 9, 2020. This charge was recorded in operating expenses for the year ended March 31, 2020.
Three cases involving McKesson that were previously part of the federal MDL were remanded to other federal courts. On January 14, 2020, the Judicial Panel on Multidistrict Litigation finalized its Conditional Remand Order, ordering that the cases against the three largest distributors brought by Cabell County, West Virginia and the City of Huntington, West Virginia be remanded to the U.S. District Court for the Southern District of West Virginia and a trial date has been scheduled for October 19, 2020. On February 5, 2020, the case brought by the City and County of San Francisco was remanded to the U.S. District Court for the Northern District of California and the case brought by the Cherokee Nation was remanded to the U.S. District Court for the Eastern District of Oklahoma.
The Company is also named in approximately 385 similar state court cases pending in 36 states plus Puerto Rico. These include actions filed by 27 state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits and putative class action lawsuits brought on behalf of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state cases. Trial was previously set to begin in March 2020 in the Supreme Court of New York, Suffolk County for a case brought by the New York attorney general and two New York county governments, but the trial was indefinitely postponed in light of the COVID-19 pandemic.
The Company has been involved in discussions with the objective of achieving broad resolution of opioid-related claims brought by governmental entities. For example, on October 21, 2019, four state attorneys general announced certain terms of a proposed framework for the potential settlement of those opioid claims which they indicated they would find acceptable. The proposed framework would have expected the three largest U.S. pharmaceutical distributors to pay an aggregate amount of up to $18.0 billion over 18 years, with up to approximately $6.9 billion over 18 years expected from the Company, with any finally-determined amount being subject to adjustment based on various contingencies, including sufficient resolution with States, political subdivisions and other governmental entities nationwide. The proposed framework also would have required the three distributors, including the Company, to adopt changes to anti-diversion programs and to participate in a program involving the distribution of certain medication used to treat opioid use disorder. Discussions with attorneys general and other parties continue. If the negotiating parties are able to agree on potential terms for a broad resolution, those potential terms would need to be agreed to by numerous other state and local governments before an agreement could be finalized.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Because of the novelty of the claims asserted and the complexity of litigation involving numerous parties across multiple jurisdictions, and the added uncertainty introduced by the economic and other implications of the COVID-19 pandemic, the Company has determined that liability is not probable, and is not able to reasonably estimate a loss or range of loss. To be viable, a broad settlement arrangement would require participation of numerous parties and the resolution of many complex issues. The scope and terms of any settlement framework, including the financial terms, have not been determined. Because of the many uncertainties associated with any potential settlement arrangements, the significance of unresolved elements of a potential settlement and the uncertainty of the scope of potential participation by plaintiffs, the Company has not reached a point where settlement is probable, and as such has not recognized any liability related to any potential settlement framework as of March 31, 2020. The Company believes that it has valid defenses to the claims pending against it and intends to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
The Company and certain of its current and former directors and officers were defendants in a consolidated shareholder derivative action in the Northern District of California captioned In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850. The consolidated complaint alleged claims of breach of fiduciary duty, waste, and insider trading purportedly on behalf of the Company. The Company was named as a nominal defendant. The consolidated complaint alleged that the defendants violated their fiduciary duties by causing, allowing, or otherwise failing to prevent the purported conduct underlying the Company's previously disclosed agreement with the Drug Enforcement Administration (DEA), Department of Justice (DOJ), and various United States Attorneys' offices to settle potential administrative and civil claims relating to investigations about the Company's suspicious order reporting practices for controlled substances. The consolidated complaint sought unspecified damages, restitution, disgorgement, attorneys' fees, and other equitable relief. The Company and certain of its current and former directors and officers were also defendants in a similar consolidated shareholder derivative action in the Delaware Court of Chancery captioned In re McKesson Corporation Stockholder Derivative Litigation, No. 2017-0736. On May 25, 2018, the court stayed further proceedings in this matter in favor of the In re McKesson Corporation Derivative Litigation action. The parties reached an agreement to resolve these shareholder derivative actions. The court in the In re McKesson Corporation Derivative Litigation action issued a final judgment and order approving the settlement on April 22, 2020. Under that agreement: (i) insurance carriers will pay the Company $175 million, less $44 million in attorneys’ fees and expenses awarded by the court to plaintiffs’ counsel; and (ii) the Company will implement certain corporate governance enhancements that will remain in effect for at least four years. On April 24, 2020, pursuant to the terms of the settlement agreement, the parties to the In re McKesson Corporation Stockholder Derivative Litigation action pending in the Delaware Court of Chancery filed a stipulation dismissing that action with prejudice. No cash payment has yet been received by the Company.
On August 8, 2018, the Company was served with a qui tam complaint pending in the United States District Court for the District of Massachusetts alleging that the Company violated the federal False Claims Act and various state false claims acts due to the alleged failure of the Company and other defendants to report providers who were engaged in diversion of controlled substances. United States ex rel. Manchester v. Purdue Pharma, L.P., et al., Case No. 1-16-cv-10947. On August 22, 2018, the United States filed a motion to dismiss. The relator died, and on February 25, 2019 the court entered an order staying the matter until a proper party can be substituted, and providing that if no party is substituted within 90 days of February 25, 2019, the case would be dismissed. In April 2019, the widow of the relator filed a motion to substitute their daughter as the relator; the United States and defendants opposed this substitution request. The motion remains pending and the case remains stayed.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On July 16, 2015, plaintiffs filed a motion for class certification. On August 22, 2016, the court denied plaintiffs’ motion. On July 17, 2018, the United States Court of Appeals for the Ninth Circuit Court affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On March 5, 2020, McKesson moved to decertify the class and moved for summary judgment on plaintiffs’ claim for treble damages. Plaintiffs’ moved for summary judgment on the same day. The hearing for these motions is scheduled for May 21, 2020.
On December 29, 2017, two investment funds holding shares in Celesio AG filed a complaint against McKesson Europe Holdings (formerly known as “Dragonfly GmbH & Co KGaA”), a subsidiary of the Company, in a German court in Stuttgart, Germany, Polygon European Equity Opportunity Master Fund et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 18 O 455/17. On December 30, 2017, four investment funds, which had allegedly entered into swap transactions regarding shares in Celesio AG that would have enabled them to decide whether to accept McKesson Europe Holdings’s takeover offer in its acquisition of Celesio AG, filed a complaint, Davidson Kempner International (BVI) Ltd. et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No.16 O 475/17. The complaints allege that the public tender offer document published by McKesson Europe in its acquisition of Celesio AG incorrectly stated that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under Section 4 of the German Takeover Offer Ordinance. On May 11, 2018, the court in Polygon dismissed the claims against McKesson Europe. Plaintiffs appealed this ruling and, on December 19, 2018, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of the Polygon matter. On February 4, 2019, plaintiffs filed a complaint against denial of leave to appeal with the Federal Court of Justice (Bundesgerichtshof). On March 15, 2019, the lower court in Davidson similarly dismissed the case. Plaintiffs appealed this ruling and, on October 9, 2019, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of the Davidson matter. On November 13, 2019, plaintiffs filed a complaint against denial of leave to appeal with the Federal Court of Justice (Bundesgerichtshof).
On March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads), was served with a qui tam complaint filed in July 2017 in the United States District Court for the Southern District of Illinois by a relator against RxC Acquisition Company, among others, alleging that UCB, Inc., provided illegal “kickbacks” to providers, including nurse educator services and reimbursement assistance services provided through RxC Acquisition Company, in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZNHCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The complaint seeks treble damages, civil penalties, and further relief. The United States and the states named in the complaint have declined to intervene in the suit. On December 17, 2018, the United States filed a motion to dismiss the complaint in its entirety; this motion was denied on April 15, 2019. On June 7, 2019, the court denied the United States’ motion for reconsideration. On July 8, 2019, the United States appealed to the United States Court of Appeals for the Seventh Circuit seeking interlocutory review of the denial of its motion for reconsideration of the denial of the motion to dismiss the complaint. On September 3, 2019, the United States District Court for the Southern District of Illinois stayed the district court proceedings pending the appeal. The court set a trial date of April 5, 2021.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On June 17, 2014, U.S. Oncology Specialty, LP (“USOS”) was served with a fifth amended qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator alleging that USOS, among others, solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the federal False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Hanks v. Amgen, Inc., et al., CV-08-03096 (SJ). These claims are based on the same grounds as the Piacentile action referenced above. Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On September 17, 2018, the court granted USOS’s motion to dismiss and gave the relator leave to file another action after the Piacentile action is no longer pending. The relator appealed this order to the United States Court of Appeals for the Second Circuit; the parties are awaiting the Court’s decision.
On April 3, 2018, a second amended qui tam complaint was filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities against McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc. and US Oncology Specialty, L.P., alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al., 12-CV-06440 (NG). The United States and the named states have declined to intervene in the case. On October 15, 2018, the Company filed a motion to dismiss the complaint as to all named defendants. On February 4, 2019, the court granted the motion to dismiss in part and denied it in part, leaving the Company and Oncology Therapeutics Network Corporation as the only remaining defendants in the case. On December 9, 2019, the United States District Court for the Eastern District of New York ordered the unsealing of another complaint filed by the same relator, alleging the same misconduct and seeking the same relief with respect to US Oncology, Inc., purportedly on behalf of the same government entities, United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 19-cv-05125. The United States and the named states declined to intervene in the case.
The Company is a defendant in an amended complaint filed on June 15, 2018 in a case pending in the United States District Court for the Southern District of Illinois alleging that the Company’s subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of safety and conventional syringes and safety IV catheters. Marion Diagnostic Center, LLC v. Becton, Dickinson, et al., No. 18:1059. The action is filed on behalf of a purported class of purchasers, and seeks treble damages and further relief, all in unspecified amounts. On July 20, 2018, the defendants filed a motion to dismiss. On November 30, 2018, the district court granted the motion to dismiss, and dismissed the complaint with prejudice. On December 27, 2018, plaintiffs appealed the order to the United States Court of Appeals for the Seventh Circuit. On March 5, 2020, the United States Court of Appeals for the Seventh Circuit vacated the district court’s order, and ruled that dismissal was appropriate on alternative grounds. The case was remanded to the district court to allow the plaintiffs an opportunity to amend their complaint.
On September 25, 2018, plaintiffs filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and its subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of generic drugs. Marion Diagnostic Center, LLC v. McKesson Corporation, et al., No. 2:18-cv-4137. On June 26, 2019, the court granted the Company’s motion to dismiss and authorized plaintiffs to seek leave to amend the claims against the Company. On March 11, 2020, the Company received a complaint alleging that the Company and other distributors violated the Sherman Act by colluding with manufacturers to restrain trade in the sale of generic drugs. Reliable Pharmacy, et al. v. Actavis Holdco US, et al., No. 2:19-cv-6044. The complaint seeks relief including treble damages, disgorgement, attorney fees, and costs in unspecified amounts. On the same date, the plaintiffs moved to amend the new complaint.
On December 12, 2018, the Company received a class action complaint in the United States District Court for the Northern District of California, alleging that McKesson and two of its former officers, CEO John Hammergren and CFO James Beer, violated the Securities Exchange Act of 1934 by reporting profits and revenues from 2013 until early 2017 that were false and misleading, due to an alleged undisclosed conspiracy to fix the prices of generic drugs. Evanston Police Pension Fund v. McKesson Corporation, No. 3:18-06525. On February 8, 2019, the court appointed the Pension Trust Fund for Operating Engineers as the lead plaintiff. On April 10, 2019, the lead plaintiff filed an amended complaint that added insider trading allegations against defendant Hammergren.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On May 21, 2019, Jean E. Henry, a purported Company shareholder, filed a shareholder derivative complaint in the Superior Court of San Francisco, California against certain current and former officers and directors of the Company, and the Company as a nominal defendant, alleging violations of fiduciary duties and waste of corporate assets with respect to an alleged conspiracy to fix the prices of generic drugs, Henry v. Tyler, et al., CGC-19-576119. On May 23, 2019, the Company removed the case to the United States District Court for the Northern District of California, Case No. 19-cv-02869. On August 26, 2019, the plaintiff filed an amended complaint, removing all claims except for an alleged breach of fiduciary duty by the named current and former officers and directors of the Company. On January 21, 2020, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss the complaint, and on February 20, 2020, the plaintiff filed an amended complaint.
In July 2015, The Great Atlantic & Pacific Tea Company (“A&P”), a former customer of the Company, filed for reorganization in bankruptcy under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. In re The Great Atlantic & Pacific Tea Company, Inc., et al., Case No. 15-23007. A suit filed against the Company in this bankruptcy case seeks to recover approximately $68 million in alleged preferential transfers. The Official Committee of Unsecured Creditors on behalf of the bankruptcy estate of The Great Atlantic & Pacific Tea Company, Inc., et al. v. McKesson Corporation d/b/a McKesson Drug Co., Adv. Proc. No. 17-08264.
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
III. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements of claims against the Company. The Company responds to these requests in the ordinary course of business.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

As an example of the type of subpoenas or requests the Company receives from time to time, in August 2015, the Company was served with a Civil Investigative Demand by the U.S. Attorney’s Office for the Southern District of New York relating to certain business analytics tools offered to its customers. In May 2017 and August 2018, respectively, the Company was served with two separate Civil Investigative Demands by the U.S. Attorney’s Office for the Eastern District of New York relating to the certification the Company obtained for two software products under the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. In September 2017, the Company received a request for information and documents from a group of approximately 40 state attorneys general related to an investigation into the factors contributing to the increasing number of opioid-related hospitalizations and deaths in the United States. The Company also received civil investigative demands, subpoenas or requests for information from several other state attorneys general on the same issues. In January 2019, the Company was served with a subpoena by the U.S. Department of Health and Human Services, Office of Inspector General, related to the Company’s participation in the Medicaid Drug Rebate Program. In April and June 2019, the United States Attorney’s Office for the Eastern District of New York served grand jury subpoenas seeking documents related to the Company’s anti-diversion policies and procedures and its distribution of Schedule II controlled substances. The Company believes the subpoenas are part of a broader investigation by that office into pharmaceutical manufacturers’ and distributors’ compliance with the Controlled Substances Act and related statutes. In July 2019, the Drug Enforcement Administration served an administrative inspection warrant on the Company’s distribution center in West Sacramento, California seeking information about the Company’s compliance with the Controlled Substances Act and related statutes. On November 12, 2019, the New York Department of Financial Services sent a Notice of Intent to Commence Enforcement Action to McKesson Corporation and PSS World Medical, Inc. for alleged violations of the New York Insurance Law and/or New York Financial Services Law, and seeking civil monetary penalties, in connection with manufacturing and distributing opioids in New York. In January 2020, the United States Attorney’s Office for the District of Massachusetts served a Civil Investigative Demand on the Company seeking documents related to certain discounts and rebates paid to physician practice customers.
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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these five sites is $10 million, net of amounts anticipated from third parties. The $10 million is expected to be paid out between April 2020 and March 2050. The Company has accrued for the estimated probable loss for these environmental matters.
The Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liabilities upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $1.38 billion. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company. Accordingly, the Company’s estimated probable loss at those 14 sites is approximately $22.5 million, which has been accrued for in the consolidated balance sheets. However, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.
V. Value Added Tax Assessments
The Company operates in various countries outside the United States which collect value added taxes (“VAT”). The determination of the manner in which a VAT applies to our foreign operations is subject to varying interpretations arising from the complex nature of the tax laws. The Company has received assessments for VAT which are in various stages of appeal. The Company disagrees with these assessments and believes that it has a strong legal argument to defend its tax positions. Certain VAT assessments relate to years covered by an indemnification agreement. Due to the complex nature of the tax laws, it is not possible to estimate the outcome of these matters. However, based on currently available information, the Company believes the ultimate outcome of these matters will not have a material adverse effect on its financial position, cash flows or results of operations.

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

22.	Stockholders' Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2019, the Company’s quarterly dividend was raised from $0.39 to $0.41 per common share for dividends declared on or after such date by the Board. Dividends were $1.62 per share in 2020, $1.51 per share in 2019 and $1.30 per share in 2018. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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
Information regarding the share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2017			$2,746
Shares repurchased	10.5	$151.06	(1,650)
Balance, March 31, 2018			1,096
Shares repurchase plans authorized
May 2018			4,000
Shares repurchased	13.5	$130.72	(1,627)
Balance, March 31, 2019			3,469
Shares repurchased	13.9	$138.94	(1,934)
Balance, March 31, 2020			$1,535

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards. It also excludes shares related to the Company’s Split-off of the Change Healthcare JV as described below.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.
During the last three years, the Company’s share repurchases were transacted through both open market transactions and ASR programs with third party financial institutions.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In 2018, the Company repurchased 3.5 million of the Company’s shares for $500 million through open market transactions at an average price per share of $144.43. In June 2017, August 2017 and March 2018, the Company entered into three separate ASR programs with third-party financial institutions to repurchase $250 million, $400 million and $500 million of the Company’s common stock. As of March 31, 2018, it completed and received a total of 1.5 million shares under the June 2017 ASR program and a total of 2.7 million shares under the August 2017 ASR program. In addition, the Company received 2.5 million shares representing the initial number of shares due in March 2018 and an additional 1.0 million shares in the first quarter of 2019. The March 2018 ASR program was completed at an average price per share of $143.66 during the first quarter of 2019. The total authorization outstanding for repurchase of the Company’s common stock was $1.1 billion at March 31, 2018.
In May 2018, the Board authorized the repurchase of up to $4.0 billion of the Company’s common stock. The total authorization outstanding for repurchases of the Company’s common stock increased to $5.1 billion. During 2019, the Company repurchased 10.4 million of the Company’s shares for $1.4 billion through open market transactions at an average price per share of $132.14. In December 2018, the Company entered into an ASR program with a third-party financial institution to repurchase $250 million of the Company’s common stock. The total number of shares repurchased under this ASR program was 2.1 million shares at an average price per share of $117.98. The total authorization outstanding for repurchase of the Company’s common stock was $3.5 billion at March 31, 2019.
In 2019, the Company retired 5.0 million or $542 million of its treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with the Company’s accounting policy, it allocates any excess of share repurchase price over par value between additional paid-in capital and retained earnings. Accordingly, its retained earnings and additional paid-in capital were reduced by $472 million and $70 million during 2019.
In 2020, the Company repurchased 9.2 million of the Company’s shares for $1.3 billion through open market transactions at an average price per share of $144.68.
During 2020, the Company entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. The total number of shares repurchased under this ASR program was 4.7 million shares at an average price per share of $127.68. The total authorization outstanding for repurchase of the Company’s common stock was $1.5 billion at March 31, 2020.
On March 9, 2020, the Company completed the Split-off of its interest in the Change Healthcare JV. In connection with the Split-off, the Company distributed all 176.0 million outstanding shares of SpinCo common stock, which held all of the Company’s interests in the Change Healthcare JV, to participating holders of the Company’s common stock in exchange for 15.4 million shares of McKesson stock, which are now held as treasury stock on the Company’s consolidated balance sheet. Following consummation of the exchange offer, on March 10, 2020, SpinCo merged with and into Change Healthcare, Inc. with each share of SpinCo common stock converted into one share of Change Healthcare, Inc. common stock, par value $0.001 per share, with cash being paid in lieu of fractional shares of Change common stock. See Note 2 , “Investment in Change Healthcare Joint Venture,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Years Ended March 31,
(In millions)	2020	2019	2018
Foreign currency translation adjustments:(1)
Foreign currency translation adjustments arising during period, net of income tax expense of nil, nil and nil (2) (3)	$(151)	$(431)	$804
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	(151)	(431)	804
Unrealized gains (losses) on net investment hedges (4)
Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of ($30), ($71), and $95	85	241	(180)
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	85	241	(180)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax (expense) benefit of ($12), ($4), and $9	86	24	(30)
Reclassified to income statement, net of income tax expense of nil, nil and nil	—	—	—
	86	24	(30)
Changes in retirement-related benefit plans:
Net actuarial gain (loss) and prior service credit (cost) arising during the period, net of income tax (expense) benefit of ($8), $5, and ($2) (5)	27	(51)	25
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax (expense) benefit of $1, nil, and ($2) (6)	2	9	5
Foreign currency translation adjustments and other, net of income tax expense of nil, nil and nil	6	10	(15)
Reclassified to income statement, net of income tax expense of ($33), nil and nil (7)	94	—	—
	129	(32)	15

Other Comprehensive Income (Loss), net of tax	$149	$(198)	$609

(1)
Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of the Company’s foreign subsidiary McKesson Europe into the Company’s reporting currency, U.S. dollars.

(2)
The 2020 net foreign currency translation losses of $151 million were primarily due to the weakening of the Euro and Canadian dollar against the U.S. dollar, partially offset by the strengthening of the British pound sterling from April 1, 2019 to March 31, 2020. The 2019 net foreign currency translation losses of $431 million were primarily due to the weakening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from April 1, 2018 to March 31, 2019. The 2018 net foreign currency translation gains of $804 million were primarily due to the strengthening of the Euro, British pound sterling and Canadian dollar against the U.S. dollar from April 1, 2017 to March 31, 2018.

(3)
2020 and 2018 include net foreign currency translation gains of $1 million and $189 million and 2019 includes net foreign currency translation losses of $61 million attributable to noncontrolling and redeemable noncontrolling interests.

(4)
2020, 2019 and 2018 include foreign currency gains of $39 million and $259 million and losses of $268 million on the net investment hedges from the Euro and British pound sterling-denominated notes. 2020, 2019 and 2018 also include foreign currency gains of $76 million and $53 million and losses of $7 million on the net investment hedges from the cross-currency swaps.

(5)	The 2020 net actuarial gain of $2 million and 2019 and 2018 net actuarial losses of $5 million and $4 million were attributable to noncontrolling and redeemable noncontrolling interests.

(6)
Pre-tax amount was reclassified into cost of sales and operating expenses in the consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

(7)
Primarily reflects a reclassification of losses in 2020 upon the termination of the Plan from accumulated other comprehensive loss to other income (expense), net in the Company’s consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(1,258)	$(188)	$(61)	$(210)	$(1,717)
Other comprehensive income (loss) before reclassifications	(431)	241	24	(41)	(207)
Amounts reclassified to earnings and other	—	—	—	9	9
Other comprehensive income (loss)	(431)	241	24	(32)	(198)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(61)	—	—	(5)	(66)
Other comprehensive income (loss) attributable to McKesson	(370)	241	24	(27)	(132)
Balance at March 31, 2019	(1,628)	53	(37)	(237)	(1,849)
Other comprehensive income (loss) before reclassifications	(151)	85	86	33	53
Amounts reclassified to earnings and other	—	—	—	96	96
Other comprehensive income (loss)	(151)	85	86	129	149
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	1	—	—	2	3
Other comprehensive income (loss) attributable to McKesson	(152)	85	86	127	146
Balance at March 31, 2020	$(1,780)	$138	$49	$(110)	$(1,703)

23.	Related Party Balances and Transactions
During the fourth quarter of 2018, a public benefit California foundation (“Foundation”) was established to provide opioid education to patients, caregivers, and providers, address policy issues, and increase patient access to life-saving treatments. Certain officers of the Company also serve as directors and officers of the Foundation. In March 2018, the Company made a pledge to the Foundation and incurred a pre-tax charitable contribution expense of $100 million ($64 million after-tax) for 2018, which was recorded under the caption, “Selling, distribution and administrative expenses,” in the consolidated statement of operations. The Company had a pledge payable balance of $100 million to the Foundation as of March 31, 2018, which was included under the caption “Other accrued liabilities” in its consolidated balance sheet. The pledge was fully paid in 2019. Additionally, during the fourth quarter of 2020, the Company contributed $20 million to the McKesson Foundation, which supports the Company’s employees and their community involvement efforts, with a special focus on cancer. A portion of this contribution was directed to an emergency employee assistance fund administered by the Emergency Assistance Foundation, an independent nonprofit organization, to provide support for employees impacted by the COVID-19 pandemic.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

McKesson Europe has investments in pharmacies located across Europe that are accounted for under the equity method. McKesson Europe maintains distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $141 million, $137 million, and $154 million are included in the consolidated statements of operations for the years ended March 31, 2020, 2019 and 2018 and receivables related to these transactions included in the consolidated balance sheets were not material as of March 31, 2020 and 2019.
In 2020 and 2019, the Company’s pharmaceutical sales to one of its equity method investees in the U.S. Pharmaceutical and Specialty Solutions segment totaled $60 million and $34 million. Trade receivables related to these transactions from this investee were not material as of March 31, 2020 and 2019.
Refer to Financial Note 2, “Investment in Change Healthcare Joint Venture,” for information regarding related party balances and transactions with Change Healthcare Inc. and Change Healthcare JV.

24.	Segments of Business
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
Other primarily consists of the following:

•	McKesson Canada which distributes pharmaceutical and medical products and operates Rexall Health retail pharmacies;

•	McKesson Prescription Technology Solutions which provides innovative technologies that support retail pharmacies; and

•	the Company’s investment in the Change Healthcare JV which was split-off from the Company in the fourth quarter of 2020.
Corporate includes income and expenses associated with administrative functions and projects, and the results of certain investments. Corporate expenses, net are allocated to operating segments to the extent that these items are directly attributable.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Financial information relating to the Company’s reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2020	2019	2018
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$183,341	$167,763	$162,587
European Pharmaceutical Solutions (1)	27,390	27,242	27,320
Medical-Surgical Solutions (1)	8,305	7,618	6,611
Other	12,015	11,696	11,839
Total Revenues	$231,051	$214,319	$208,357

Operating profit (loss) (2)
U.S. Pharmaceutical and Specialty Solutions (3)	$2,767	$2,697	$2,535
European Pharmaceutical Solutions (4)	(261)	(1,978)	(1,681)
Medical-Surgical Solutions	499	455	461
Other (5) (6) (7) (8)	(595)	394	(107)
Total	2,410	1,568	1,208
Corporate Expenses, Net (9)	(1,017)	(694)	(564)
Loss on Debt Extinguishment	—	—	(122)
Interest Expense	(249)	(264)	(283)
Income from Continuing Operations Before Income Taxes	$1,144	$610	$239

Depreciation and amortization (10)
U.S. Pharmaceutical and Specialty Solutions	$228	$238	$210
European Pharmaceutical Solutions	235	257	296
Medical-Surgical Solutions	136	118	97
Other	187	214	237
Corporate	136	122	111
Total	$922	$949	$951

Expenditures for long-lived assets (11)
U.S. Pharmaceutical and Specialty Solutions	$94	$88	$126
European Pharmaceutical Solutions	95	85	104
Medical-Surgical Solutions	36	110	34
Other	61	68	42
Corporate	76	75	99
Total	$362	$426	$405

Revenues, net by geographic area
United States	$192,709	$176,296	$169,943
Foreign	38,342	38,023	38,414
Total Revenues	$231,051	$214,319	$208,357

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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

(3)
The Company’s U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for 2020, 2019 and 2018 includes pre-tax credits of $252 million, $210 million and $99 million ($186 million, $156 million and $64 million after-tax) related to the LIFO method of accounting for inventories. Operating profit for 2020, 2019 and 2018 also includes $22 million, $202 million and $144 million of cash receipts for the Company’s share of antitrust legal settlements. In addition, operating profit for 2019 includes a pre-tax charge of $61 million ($45 million after-tax) related to a customer bankruptcy and 2018 includes a pre-tax gain of $43 million ($26 million after-tax) from the sale of an equity investment.

(4)
European Pharmaceutical Solutions segment’s operating loss for 2020 includes a charge of $275 million (pre-tax and after-tax) to remeasure to fair value the assets and liabilities of the Company’s German wholesale business to be contributed to a joint venture, and for 2020, 2019 and 2018 also includes pre-tax long-lived asset impairment charges of $82 million, $210 million and $446 million ($66 million, $172 million and $410 million after-tax). Operating loss for 2019 and 2018 includes pre-tax goodwill impairment charges of $1.8 billion and $1.3 billion (pre-tax and after-tax).

(5)
Operating loss for Other for 2020 includes a pre-tax impairment charge of $1.2 billion ($864 million after-tax) and a pre-tax dilution loss of $246 million ($184 million after-tax) associated with the Company’s investment in the Change Healthcare JV, along with an estimated gain of $414 million (pre-tax and after-tax) related to the split-off of the Change Healthcare JV.

(6)
Operating profit (loss) for Other for 2020, 2019 and 2018 includes pre-tax goodwill and long-lived asset impairment charges of $32 million, $56 million and $488 million (pre-tax and after-tax) recognized for the Company’s Rexall Health retail business. The 2019 operating profit for Other also includes a pre-tax gain from an escrow settlement of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to the Company’s 2017 acquisition of Rexall Health. In addition, operating profit for 2019 includes pre-tax restructuring and asset impairment charges of $91 million ($86 million after-tax), primarily associated with lease and other exit-related costs and a pre-tax gain of $56 million ($41 million after-tax) recognized from the sale of an equity investment.

(7)
Operating profit for Other for 2019 includes a pre-tax credit of $90 million ($66 million after-tax) for the derecognition of the TRA liability payable to the shareholders of Change. Operating profit (loss) for Other also includes the Company’s proportionate share of loss from the Change Healthcare JV of $119 million, $194 million and $248 million for 2020, 2019 and 2018.

(8)
Operating loss for Other for 2018 includes a pre-tax gain of $109 million ($30 million after-tax) from the sale of the Company’s EIS business and a pre-tax credit of $46 million ($30 million after-tax) representing a reduction in its TRA liability.

(9)
Corporate expenses, net, for 2020 include pre-tax settlement charges of $122 million ($90 million after-tax) for the termination of the Company’s defined benefit pension plan and a settlement charge of $82 million ($61 million after-tax) related to opioid claims. Corporate expenses, net, for 2019 include pre-tax restructuring and asset impairment charges of $94 million ($70 million after-tax) primarily associated with employee severance and other exit-related costs.

(10)	Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use.

(11)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Segment assets and property, plant and equipment, net by geographic areas were as follows:

	March 31,
(In millions)	2020	2019
Segment assets
U.S. Pharmaceutical and Specialty Solutions	$34,927	$32,310
European Pharmaceutical Solutions	9,499	7,829
Medical-Surgical Solutions	5,395	5,260
Other	7,944	11,006
Corporate	3,482	3,267
Total	$61,247	$59,672

Property, plant and equipment, net
United States	$1,642	$1,698
Foreign	723	850
Total	$2,365	$2,548

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

25.	Quarterly Financial Information (Unaudited)
The quarterly results of operations are not necessarily indicative of the results that may be expected for the entire year. Selected quarterly financial information for the last two years is as follows:

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020
Revenues	$55,728	$57,616	$59,172	$58,535
Gross Profit (1)	2,787	2,867	3,033	3,336
Income (Loss) After Income Taxes:
Continuing operations (1) (2) (3) (4) (5) (6)	$483	$(676)	$247	$1,072
Discontinued operations	(6)	(1)	(5)	6
Net Income (Loss)	$477	$(677)	$242	$1,078
Net Income (Loss) Attributable to McKesson Corporation	$423	$(730)	$186	$1,021
Earnings (loss) Per Common Share Attributable to McKesson Corporation (7)
Diluted (8)
Continuing operations	$2.27	$(3.99)	$1.06	$5.82
Discontinued operations	(0.03)	—	(0.03)	0.03
Total	$2.24	$(3.99)	$1.03	$5.85
Basic
Continuing operations	$2.28	$(3.99)	$1.06	$5.86
Discontinued operations	(0.03)	—	(0.02)	0.03
Total	$2.25	$(3.99)	$1.04	$5.89

(1)
Gross profit for the first, second, third and fourth quarters of 2020 includes pre-tax credits of $15 million, $33 million, $66 million and $138 million ($11 million, $25 million, $49 million and $101 million after-tax) related to the LIFO method of accounting for inventories.

(2)
Financial results for the fourth quarter of 2020 include an estimated gain of $414 million (pre-tax and after-tax) related to the split-off of the Change Healthcare JV. Financial results for the second quarter of 2020 include a pre-tax impairment charge of $1.2 billion ($864 million after-tax) and pre-tax dilution loss of $246 million ($184 million after-tax) associated with the Company’s investment in the Change Healthcare JV.

(3)
Financial results for the third quarter of 2020 includes a charge of $282 million (pre-tax and after-tax) to remeasure to fair value the assets and liabilities of the Company’s German wholesale business to be contributed to a joint venture, pre-tax long-lived asset impairment charges of $64 million ($53 million after-tax) within the Company’s European Pharmaceutical Solutions segment, and goodwill and long-lived asset impairment charges of $32 million (pre-tax and after-tax) recognized for the Company’s Rexall Health retail business.

(4)
Financial results for the first, second, third and fourth quarters of 2020 include the Company’s proportionate share of income from the Change Healthcare JV of $4 million and losses of $51 million, $28 million and $44 million.

(5)	Financial results for the second quarter of 2020 includes a pre-tax settlement charge of $105 million ($78 million after-tax) for the termination of the Company’s defined benefit pension plan.

(6)	Financial results for the second quarter of 2020 includes a pre-tax settlement charge of $82 million ($61 million after-tax) related to opioids claims.

(7)	Certain computations may reflect rounding adjustments.

(8)
As a result of the Company’s reported net loss for the second quarter of 2020, potentially dilutive securities were excluded from the per share computations for that quarter due to their antidilutive effect.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019
Revenues	$52,607	$53,075	$56,208	$52,429
Gross Profit (1) (2)	2,779	2,804	2,970	3,201
Income (Loss) after Income Taxes:
Continuing operations (1) (2) (3) (4) (5) (6) (7)	$(81)	$552	$527	$(744)
Discontinued operations	1	1	(1)	—
Net Income (Loss)	$(80)	$553	$526	$(744)
Net Income (Loss) Attributable to McKesson Corporation	$(138)	$499	$469	$(796)
Earnings (Loss) Per Common Share Attributable to McKesson Corporation (8)
Diluted (9)
Continuing operations	$(0.69)	$2.51	$2.41	$(4.17)
Discontinued operations	0.01	—	(0.01)	—
Total	$(0.68)	$2.51	$2.40	$(4.17)
Basic
Continuing operations	$(0.69)	$2.52	$2.42	$(4.17)
Discontinued operations	0.01	—	(0.01)	—
Total	$(0.68)	$2.52	$2.41	$(4.17)

(1)
Gross profit for the first, second, third and fourth quarters of 2019 includes pre-tax credits of $21 million, $22 million, $21 million and $146 million ($15 million, $17 million, $15 million and $109 million after-tax) related to the LIFO method of accounting for inventories.

(2)	Gross profit for the first, third and fourth quarters of 2019 includes $35 million, $104 million, and $63 million of cash receipts for the Company’s share of antitrust legal settlements.

(3)
Financial results for the first and fourth quarters of 2019 include goodwill impairment charges of $570 million and $1.2 billion (both pre-tax and after-tax) within the Company’s two reporting units within the European Pharmaceutical Solutions segment.

(4)
Financial results for the first and fourth quarters of 2019 include pre-tax asset impairment charges of $20 million ($16 million after-tax) and $190 million ($156 million after-tax) primarily for the Company’s U.K. retail business. Financial results for the third quarter of 2019 include asset impairment charges of $35 million (pre-tax and after-tax) for the Company’s Rexall Health retail business.

(5)
Financial results for the first, second, third and fourth quarters of 2019 include the Company’s proportionate share of loss from the Change Healthcare JV of $56 million, $56 million, $50 million and $32 million.

(6)
Financial results for the first quarter of 2019 include a gain from an escrow settlement of $97 million (pre-tax and after-tax) representing certain indemnity and other claims related to the Company’s 2017 acquisition of Rexall Health.

(7)	Financial results for the second quarter of 2019 include a pre-tax credit of $90 million ($66 million after-tax) for the derecognition of the TRA liability payable to the shareholders of Change.

(8)	Certain computations may reflect rounding adjustments.

(9)
As a result of the Company’s reported net loss for the first and fourth quarters of 2019, potentially dilutive securities were excluded from the per share computations for those quarters due to their antidilutive effect.

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
Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about our Executive Officers is incorporated by reference from the discussion in Part I of this report under the heading “Information about our Executive Officers.” Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee,” and “Audit Committee Report” in our Proxy Statement.
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
The following table sets forth information as of March 31, 2020 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4.8 (2)	$180.48	23.1 (3)
Equity compensation plans not approved by security holders	—	$—	—

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; and (iii) the 2013 Stock Plan.

(3)	Represents 2,640,734 shares available for purchase under the 2000 Employee Stock Purchase Plan and 20,423,484 shares available for grant under the 2013 Stock Plan.
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
Stock options are granted at no less than fair market value and those options granted under the 2013 Stock Plan generally have a contractual term of seven years. Options generally become exercisable in four equal annual installments beginning one year after the grant date. The vesting of RS or RSUs is determined by the Compensation Committee at the time of grant. Beginning with awards granted in fiscal year 2020, RS and RSUs generally vest over three years. RSUs granted under the PeRSU program vest three years following the end of the performance period. The Company’s executive officers and other members of senior management are annually granted performance awards called performance stock units (“PSUs”), which have a three-year performance period and are payable in shares without an additional vesting period.
Non-employee directors may be granted an award on the date of each annual meeting of the stockholders for up to 5,000 RSUs, as determined by the Board. Such non-employee director award is fully vested on the date of the grant.
2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, RS, RSUs, PeRSUs, performance shares and other share-based awards. For any one share of common stock issued in connection with an RS, RSU, performance share or other full-share award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, shares withheld to satisfy tax obligations relating to the vesting of a full-share award or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan. Stock options were granted at no less than fair market value and options granted under the 2005 Stock Plan generally have a contractual term of seven years.
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
Information with respect to certain transactions with directors and management is incorporated by reference from the Proxy Statement under the heading “Related Party Transactions Policy and Transactions with Related Persons.” Information regarding Director independence is incorporated by reference from the Proxy Statement under the heading “Director Independence.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this report and Financial Note 23, “Related Party Balances and Transactions” to the consolidated financial statements appearing in this report.

Item 14.	Principal Accounting Fees and Services.
Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2021” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	52

Consolidated Statements of Operations for the years ended March 31, 2020, 2019 and 2018	57

Consolidated Statements of Comprehensive Income for the years ended March 31, 2020, 2019 and 2018	58

Consolidated Balance Sheets as of March 31, 2020 and 2019	59

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2020, 2019 and 2018	60

Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019 and 2018	61

Financial Notes	62

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	131

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	132

Item 16.	Form 10-K Summary
None.

McKESSON CORPORATION

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2020, 2019 and 2018
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2020
Allowances for doubtful accounts	$273	$91	$(19)	$(93)	$252
Other allowances	24	—	—	6	30
	$297	$91	$(19)	$(87)	$282

Year Ended March 31, 2019
Allowances for doubtful accounts	$187	$132	$(1)	$(45)	$273
Other allowances	39	—	(15)	—	24
	$226	$132	$(16)	$(45)	$297

Year Ended March 31, 2018
Allowances for doubtful accounts	$243	$44	$13	$(113)	$187
Other allowances	42	—	(3)	—	39
	$285	$44	$10	$(113)	$226

		2020	2019	2018
(1)	Deductions:
	Written off	$(93)	$(45)	$(113)
	Credited to other accounts	6	—	—
	Total	$(87)	$(45)	$(113)

(2)	Amounts shown as deductions from current and non-current receivables (current allowances are $265 million, $279 million and $216 million at March 31, 2020, 2019 and 2018)	$282	$297	$226

(3)	Primarily represents reclassifications to other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P.	8-K	1-13252	2.1	July 5, 2016
2.2	Amendment No. 1 to Agreement Contribution and Sale, dated as of March 1, 2017, by and among by and among Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC, Change Healthcare Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., a Delaware corporation, for itself and in its capacity as Echo Representative, certain affiliates of The Blackstone Group, L.P., certain affiliates of Hellman & Friedman LLC, and McKesson Corporation, a Delaware corporation.	8-K	1-13252	2.1	March 7, 2017
2.3	Separation and Distribution Agreement by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC, Change Intermediate Holdings, LLC and Change Healthcare Holdings, LLC (including form of Tax Matters Agreement)	8-K	1-13252	2.1	February 10, 2020
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended March 11, 2020	8-K	1-13252	3.1	March 13, 2020
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.5	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.6	Officers’ Certificate, dated as of December 4, 2012, and related Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.7	Officers’ Certificate, dated as of March 8, 2013, and related Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013
4.8	Officers’ Certificate, dated as of March 10, 2014, and related Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.9	Officer’s Certificate, dated as of February 17, 2017, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.10	Officer’s Certificate, dated as of February 12, 2018, and related Form of 2026 Euro Note.	8-K	1-13252	4.1	February 13, 2018
4.11	Officer’s Certificate, dated as of February 16, 2018, and related Form of 2028 Note.	8-K	1-13252	4.1	February 21, 2018
4.12	Officer’s Certificate, dated as of November 30, 2018, and related Form of 2020 Note and Form of 2029 Note.	8-K	1-13252	4.1	November 30, 2018
4.13†	Description of the Company’s Securities.	—	—	—	—
10.1*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004
10.2*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.3*	McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.2	October 30, 2019
10.4*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.5*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.1	October 30, 2019
10.6*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.7*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated as of April 23, 2013.	10-K	1-13252	10.11	May 7, 2013
10.8*†	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated as set forth April 28, 2020 effective January 28, 2020.	—	—	—	—
10.9*	McKesson Corporation Management Incentive Plan, effective July 29, 2015.	8-K	1-13252	10.1	July 31, 2015
10.10*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 26, 2015.	10-Q	1-13252	10.1	July 29, 2015

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.11*	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective May 26, 2015, as amended effective October 23, 2018.	10-Q	1-13252	10.1	October 25, 2018
10.12*	Forms of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, effective May 24, 2016.	10-K	1-13252	10.14	May 5, 2016
10.13*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.14*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.15*	McKesson Corporation 2013 Stock Plan, as adopted on May 22, 2013.	8-K	1-13252	10.1	August 2, 2013
10.16*†	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	—	—	—	—
10.17	Third Amended and Restated Limited Liability Company Agreement of Change Healthcare LLC, dated as of March 1, 2017.	8-K	1-13252	10.1	March 7, 2017
10.18	Form of Commercial Paper Dealer Agreement between McKesson Corporation, as Issuer, and the Dealer.	10-K	1-13252	10.19	May 5, 2016
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
		8-K	1-3252	10.1	February 5, 2014
10.21	Credit Agreement dated as of September 25, 2019, among the Company and certain subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and HSBC Securities (USA) Inc., as co-syndication agents, the lenders party thereto, the letter of credit issuers party thereto.	10-Q	1-13252	10.1	October 30, 2019

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.22*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
10.23	Description of Separation Letter between the Company and Bansi Nagji, Executive Vice President and Chief Strategy and Business Development Officer, dated March 17, 2020.	8-K	1-13252	—	March 23, 2020
10.24	Tax Matters Agreement, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc. and Change Healthcare LLC, dated as of March 9, 2020	8-K	1-13252	10.1	March 13, 2020
21†	List of Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	—	—	—	—
________________

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

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

MCKESSON CORPORATION

Date: May 22, 2020	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Brian S. Tyler	/s/ Marie L. Knowles
Brian S. Tyler Chief Executive Officer and Director (Principal Executive Officer)	Marie L. Knowles, Director

/s/ Britt J. Vitalone	/s/ Bradley E. Lerman
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Bradley E. Lerman, Director

/s/ Sundeep G. Reddy	/s/ Maria Martinez
Sundeep G. Reddy Senior Vice President and Controller (Principal Accounting Officer)	Maria Martinez, Director

/s/ Dominic J. Caruso	/s/ Edward A. Mueller
Dominic J. Caruso, Director	Edward A. Mueller, Director

/s/ N. Anthony Coles	/s/ Susan R. Salka
N. Anthony Coles, M.D., Director	Susan R. Salka, Director

/s/ M. Christine Jacobs	/s/ Kenneth E. Washington
M. Christine Jacobs, Director	Kenneth E. Washington, Director

/s/ Donald R. Knauss
Donald R. Knauss, Director

Date: May 22, 2020