Form 10-Q
period 2020-06-30
MCKESSON CORP
filed 2020-08-03
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 162,189,761 shares of the issuer’s common stock were outstanding as of June 30, 2020.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues	$55,679	$55,728
Cost of sales	(52,979)	(52,941)
Gross profit	2,700	2,787
Operating expenses	(1,966)	(2,130)
Restructuring, impairment and related charges	(56)	(23)
Total operating expenses	(2,022)	(2,153)
Operating income	678	634
Other income, net	27	37
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	4
Interest expense	(60)	(56)
Income from continuing operations before income taxes	645	619
Income tax expense	(150)	(136)
Income from continuing operations	495	483
Loss from discontinued operations, net of tax	(1)	(6)
Net income	494	477
Net income attributable to noncontrolling interests	(50)	(54)
Net income attributable to McKesson Corporation	$444	$423

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$2.72	$2.27
Discontinued operations	—	(0.03)
Total	$2.72	$2.24
Basic
Continuing operations	$2.74	$2.28
Discontinued operations	—	(0.03)
Total	$2.74	$2.25

Weighted-average common shares outstanding
Diluted	163	189
Basic	162	188

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income	$494	$477

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	33	44
Unrealized gains (losses) on cash flow hedges	(5)	12
Changes in retirement-related benefit plans	1	21
Other comprehensive income, net of tax	29	77

Comprehensive income	523	554
Comprehensive income attributable to noncontrolling interests	(111)	(60)
Comprehensive income attributable to McKesson Corporation	$412	$494

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$2,613	$4,015
Receivables, net	17,768	19,950
Inventories, net	16,607	16,734
Assets held for sale	844	906
Prepaid expenses and other	850	617
Total current assets	38,682	42,222
Property, plant and equipment, net	2,392	2,365
Operating lease right-of-use assets	1,857	1,886
Goodwill	9,419	9,360
Intangible assets, net	3,090	3,156
Other non-current assets	2,226	2,258
Total assets	$57,666	$61,247

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Drafts and accounts payable	$33,209	$37,195
Current portion of long-term debt	1,053	1,052
Current portion of operating lease liabilities	358	354
Liabilities held for sale	509	683
Other accrued liabilities	3,471	3,340
Total current liabilities	38,600	42,624
Long-term debt	6,395	6,335
Long-term deferred tax liabilities	2,274	2,255
Long-term operating lease liabilities	1,627	1,660
Other non-current liabilities	1,703	1,662
Redeemable noncontrolling interests	1,414	1,402
McKesson Corporation stockholders’ equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2020 and March 31, 2020, and 272 shares issued at June 30, 2020 and March 31, 2020	2	2
Additional paid-in capital	6,711	6,663
Retained earnings	13,384	13,022
Accumulated other comprehensive loss	(1,735)	(1,703)
Treasury shares, at cost, 110 shares at June 30, 2020 and March 31, 2020	(12,916)	(12,892)
Total McKesson Corporation stockholders’ equity	5,446	5,092
Noncontrolling interests	207	217
Total equity	5,653	5,309
Total liabilities, redeemable noncontrolling interests and equity	$57,666	$61,247
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2020	272	$2	$6,663	$—	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309
Opening retained earnings adjustment: adoption of new accounting standard	—	—	—	—	(13)	—	—	—	—	(13)
Balances, April 1, 2020	272	2	6,663	—	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans	—	—	21	—	—	—	—	(24)	—	(3)
Share-based compensation	—	—	23	—	—	—	—	—	—	23
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive loss	—	—	—	—	—	(32)	—	—	—	(32)
Net income	—	—	—	—	444	—	—	—	39	483
Exercise of put right by noncontrolling shareholders of McKesson Europe	—	—	3	—	—	—	—	—	—	3
Cash dividends declared, $0.41 per common share	—	—	—	—	(67)	—	—	—	—	(67)
Other	—	—	1	—	(2)	—	—	—	(6)	(7)
Balances, June 30, 2020	272	$2	$6,711	$—	$13,384	$(1,735)	(110)	$(12,916)	$207	$5,653

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2019	271	$3	$6,435	$(2)	$12,409	$(1,849)	(81)	$(8,902)	$193	$8,287
Opening retained earnings adjustments: adoption of new accounting standards	—	—	—	—	11	—	—	—	—	11
Balances, April 1, 2019	271	3	6,435	(2)	12,420	(1,849)	(81)	(8,902)	193	8,298
Issuance of shares under employee plans	—	—	22	—	—	—	—	(17)	—	5
Share-based compensation	—	—	26	—	—	—	—	—	—	26
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(39)	(39)
Other comprehensive income	—	—	—	—	—	71	—	—	—	71
Net income	—	—	—	—	423	—	—	—	43	466
Repurchase of common stock	—	—	—	—	—	—	(5)	(684)	—	(684)
Cash dividends declared, $0.39 per common share	—	—	—	—	(73)	—	—	—	—	(73)
Other	—	—	—	1	—	—	—	—	(3)	(2)
Balances, June 30, 2019	271	$3	$6,483	$(1)	$12,770	$(1,778)	(86)	$(9,603)	$194	$8,068

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$494	$477
Adjustments to reconcile to net cash used in operating activities:
Depreciation	75	82
Amortization	142	147
Goodwill and other asset impairment charges	5	5
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	(4)
Deferred taxes	28	16
Credits associated with last-in, first-out inventory method	(52)	(15)
Non-cash operating lease expense	83	98
Loss from sales of businesses and investments	2	—
Other non-cash items	9	23
Changes in assets and liabilities, net of acquisitions:
Receivables	2,291	(1,061)
Inventories	238	145
Drafts and accounts payable	(4,214)	127
Operating lease liabilities	(89)	(99)
Taxes	76	82
Other	(150)	(74)
Net cash used in operating activities	(1,062)	(51)

INVESTING ACTIVITIES
Payments for property, plant and equipment	(72)	(87)
Capitalized software expenditures	(45)	(24)
Acquisitions, net of cash, cash equivalents and restricted cash acquired	(4)	(46)
Proceeds from sales of businesses and investments, net	7	1
Other	(16)	27
Net cash used in investing activities	(130)	(129)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	5,303	2,610
Repayments of short-term borrowings	(5,303)	(2,610)
Repayments of long-term debt	(2)	(2)
Common stock transactions:
Issuances	21	22
Share repurchases, including shares surrendered for tax withholding	(24)	(701)
Dividends paid	(74)	(75)
Other	140	(116)
Net cash provided by (used in) financing activities	61	(872)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	18
Net decrease in cash, cash equivalents and restricted cash	(1,159)	(1,034)
Cash, cash equivalents and restricted cash at beginning of period	4,023	2,981
Cash, cash equivalents and restricted cash at end of period	2,864	1,947
Less: Restricted cash at end of period included in Prepaid expenses and other	(251)	—
Cash and cash equivalents at end of period	$2,613	$1,947

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1. Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with life sciences companies, manufacturers, providers, pharmacies, governments, and other healthcare organizations to help provide the right medicines, medical products, and healthcare services to the right patients at the right time, safely, and cost-effectively. Through the end of the first quarter of 2021, the Company reported its financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions, and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. Refer to Financial Note 15, “Segments of Business,” for more information.
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
The Company considers itself to control an entity if it has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the variable interest entity (“VIE”). The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. Investments in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and therefore, do not include all information and disclosures normally included in the annual consolidated financial statements.
To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. The severity, magnitude, and duration, as well as the economic consequences of the coronavirus disease 2019 (“COVID-19”) pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, the Company’s accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows of McKesson for the interim periods presented.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S., and includes several provisions related to employment and income taxes, including provisions for the deferral of the employer portion of social security taxes through December 31, 2020. The Company continues to evaluate the legislation for future impacts to its consolidated financial statements, however it did not cause a material impact to the Company’s financial results for the three months ended June 30, 2020.
The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 previously filed with the SEC on May 22, 2020 (“2020 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain prior year amounts have been reclassified to conform to the current year presentation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Adopted Accounting Pronouncements
In the first quarter of 2021, the Company prospectively adopted Accounting Standards Update (“ASU”) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs in a cloud computing arrangement that has a software license. As a result, the Company began capitalizing eligible implementation costs for such contracts and recognizing the expense over the service period. The adoption of this amended guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.
In the first quarter of 2021, the Company retrospectively adopted ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans, which requires the Company to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of reasons for significant gains and losses related to changes in the benefit obligation for the period. The amended guidance also requires the Company to remove disclosures on the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs over the next fiscal year. The adoption of this amended guidance resulted in changes in disclosures but did not have an impact on the Company’s Condensed Consolidated Statements of Operations, Comprehensive Income, Balance Sheets, or Cash Flows.
In the first quarter of 2021, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, to remove, modify and add disclosure requirements on fair value measurements. Certain requirements were applied prospectively while other changes were applied retrospectively on the effective date. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains or losses in other comprehensive income related to recurring Level 3 measurements and requirements to disclose the range, and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of this amended guidance resulted in changes in disclosures but did not have an impact on the Company’s Condensed Consolidated Statements of Operations, Comprehensive Income, Balance Sheets, or Cash Flows.
In the first quarter of 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changed the impairment model for most financial assets from one based on current losses to a forward-looking model based on expected losses. The forward-looking model requires the Company to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. An allowance for credit losses is established as a valuation account that is deducted from the amortized cost basis of financial assets. The guidance also requires enhanced disclosures. This guidance was adopted on a modified retrospective basis and did not have a material impact on the Company’s condensed consolidated financial statements or disclosures. Upon adoption of the amended guidance in the first quarter of 2021, the Company recorded a cumulative-effect adjustment of $13 million to the opening balance of retained earnings, primarily as a result of adjustments to allowances for trade accounts receivable.
Allowance for Credit Losses: Upon the adoption of ASU 2016-13 in the first quarter of 2021, the Company began using the Current Expected Credit Losses ("CECL") methodology to determine an allowance for credit losses related to financial assets measured at amortized cost. The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $225 million was included in Receivables, net on the Condensed Consolidated Balance Sheet as of June 30, 2020. Changes in the allowance were not material for the three months ended June 30, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, was issued with the intent to simplify various aspects related to accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies and clarifies certain other aspects of accounting for income taxes. The guidance is effective for the Company in the first quarter of 2022 and early adoption is permitted. The Company is currently evaluating the impact of this amended guidance on its condensed consolidated financial statements.

2. Investment in Change Healthcare Joint Venture
Until the separation of its interest in the Change Healthcare LLC joint venture (“Change Healthcare JV”) on March 10, 2020, the Company accounted for its interest in this investment using the equity method of accounting with a one-month reporting lag, with disclosure made for any intervening events of the joint venture in the lag period that could materially affect its condensed consolidated financial statements. Effective April 1, 2019, the Change Healthcare JV adopted the amended revenue recognition guidance. In the first quarter of 2020, the Company recorded its proportionate share of the joint venture’s adoption impact of the amended revenue recognition guidance of approximately $80 million, net of tax, to the Company’s opening retained earnings.
On March 10, 2020, the Company completed the previously announced separation of its interest in the Change Healthcare JV which eliminated the Company’s investment in the joint venture.
The Company recorded its proportionate share of income from its investment in Change Healthcare JV of $4 million for the three months ended June 30, 2019. The Company’s proportionate share of income from this investment included integration expenses incurred by Change Healthcare JV and basis differences between the joint venture and McKesson including amortization of fair value adjustments primarily representing incremental intangible assets. This amount was included within Equity earnings and charges from investment in Change Healthcare Joint Venture in the Company’s Condensed Consolidated Statements of Operations.
Related Party Transactions
While a party to the joint venture, the Company had various ancillary agreements related to the Change Healthcare JV, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”), and certain other agreements. Revenues recognized and expenses incurred under these agreements with the Change Healthcare JV were not material during the three months ended June 30, 2020 or 2019.
Under the agreement executed in 2019 between the Change Healthcare JV, McKesson, Change Healthcare Inc. (“Change”), and certain subsidiaries of the Change Healthcare JV, McKesson has the ability to adjust the manner in which certain depreciation or amortization deductions are allocated among Change Healthcare Inc. and McKesson. McKesson exercised its right under the agreement and allocated certain depreciation and amortization deductions to Change for the tax year ended March 31, 2019, and estimated certain depreciation and amortization deductions for the tax year ended March 31, 2020. These allocated depreciation and amortization deductions may change as certain events occur, including the filing of the Change Healthcare JV tax return for the tax year ended March 31, 2020.
After McKesson’s separation of its interest in the Change Healthcare JV, the aforementioned TRA agreement requires the Change Healthcare JV to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the depreciation or amortization allocated to Change by McKesson. The receipt of any payments from the Change Healthcare JV under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings. This creates uncertainty over the amount, timing, and probability of the gain recognized. As such, the Company accounts for the TRA as a gain contingency, with no receivable recognized as of June 30, 2020.

During the fourth quarter of 2020 in conjunction with the separation transaction, the Company recorded a reversal of the deferred tax liability related to its investment. Under the agreement with the Change Healthcare JV, McKesson, Change, and certain subsidiaries of the Change Healthcare JV, there may be changes in future periods to the amount reversed. Any such change is not expected to have a material impact on the Company’s condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3. Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is highly probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. Assets and liabilities that have met the classification of held for sale were $844 million and $509 million, respectively, at June 30, 2020 and $906 million and $683 million, respectively, at March 31, 2020. These amounts primarily consist of the majority of the Company’s German pharmaceutical wholesale business described below.
German Wholesale Joint Venture
On December 12, 2019, the Company announced that it had entered into an agreement (the “Contribution Agreement”) with a third-party intending to contribute the majority of its German wholesale business to create a joint venture in which McKesson will have a noncontrolling interest. This business is within the Company’s European Pharmaceutical Solutions segment. The agreement is subject to regulatory approvals and is expected to close within the next six months. The transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. For the three months ended June 30, 2020, other than adjustments related to cumulative foreign currency translation, there was no change in the adjustment to remeasure the held for sale assets and liabilities to fair value less cost to sell. The Company’s measurement of the fair value of the disposal group was based on the total consideration received by the Company as outlined in the Contribution Agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.
The total assets and liabilities of the German wholesale joint venture that have met the classification of held for sale on the Company’s Condensed Consolidated Balance Sheets are as follows:

(In millions)	June 30, 2020	March 31, 2020
Assets
Current assets
Receivables, net and other current assets	$481	$548
Inventories, net	499	478
Long-term assets	90	88
Remeasurement of assets of business held for sale to fair value less cost to sell (1)	(278)	(272)
Total assets held for sale	$792	$842

Liabilities
Current liabilities
Drafts and accounts payable	$278	$450
Other accrued liabilities	41	40
Long-term liabilities	169	166
Total liabilities held for sale	$488	$656
(1)Includes the effect of approximately $3 million unfavorable and $3 million favorable cumulative foreign currency translation adjustment as of June 30, 2020 and March 31, 2020, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4. Restructuring, Impairment and Related Charges
The Company recorded restructuring, impairment, and related charges of $56 million and $23 million during the three months ended June 30, 2020 and 2019, respectively. These charges are included under the caption, “Restructuring, impairment and related charges” in Operating expenses in the Condensed Consolidated Statements of Operations. In addition, charges related to restructuring initiatives are included under the caption “Cost of sales” in its Condensed Consolidated Statements of Operations and were not material for the three months ended June 30, 2020 and 2019.
Restructuring Initiatives
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration, and cost competitiveness. The Company expects to record total charges of approximately $90 million to $125 million, of which $83 million of charges were recorded to date. Charges recorded in the three months ended June 30, 2020 and 2019 were not material. The estimated remaining charges primarily consist of lease and other exit-related costs, and employee-related expenses. The Company anticipates that the relocation will be complete by January 2021.
During the fourth quarter of 2019, the Company committed to certain programs to continue its operating model and cost optimization efforts. The Company continues to implement centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe, and closures of other facilities. The Company expects to incur total charges of approximately $290 million to $320 million for these programs, of which $245 million of charges were recorded to date. Charges recorded in the three months ended June 30, 2020 and 2019 were not material and primarily represented employee severance, accelerated depreciation expense, and project consulting fees. The Company anticipates these additional programs will be substantially completed by the end of 2021. The estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.
During the first quarter of 2021, the Company committed to an initiative within the United Kingdom, which forms part of the Company’s European Pharmaceutical Solutions segment, to further drive transformational changes in technologies and business processes, operational efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. The Company expects to incur total charges of approximately $90 million to $110 million for this initiative, of which charges of $14 million, primarily related to employee severance and other employee-related costs, have been recorded in the three months ended June 30, 2020. The initiative is expected to be substantially complete by the end of 2021 and estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.
Fiscal 2021
Restructuring, impairment and related charges during the three months ended June 30, 2020 consisted of the following:

	Three Months Ended June 30, 2020
(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions (1)	Medical-Surgical Solutions	Other	Corporate (1)	Total
Severance and employee-related costs, net	$1	$13	$—	$4	$20	$38
Exit and other-related costs (2)	1	1	3	1	7	13
Asset impairments and accelerated depreciation	—	4	—	—	1	5
Total	$2	$18	$3	$5	$28	$56
(1)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(2)Exit and other-related costs primarily consist of project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Fiscal 2020
Restructuring, impairment and related charges during the three months ended June 30, 2019 consisted of the following:

	Three Months Ended June 30, 2019
(In millions)	U.S. Pharmaceutical and Specialty Solutions (1)	European Pharmaceutical Solutions (1)	Medical-Surgical Solutions (2)	Other (2)	Corporate (3)	Total
Severance and employee-related costs, net	$(1)	$(1)	$—	$—	$6	$4
Exit and other-related costs (4)	—	1	2	1	10	14
Asset impairments and accelerated depreciation	—	3	1	—	1	5
Total	$(1)	$3	$3	$1	$17	$23
(1)Represents costs associated with the operating model and cost optimization efforts described above.
(2)Represents costs associated with a growth initiative which included a reduction in workforce, facility consolidation, and store closures. These initiatives were substantially completed in the year ended March 31, 2020.
(3)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above.
(4)Exit and other-related costs primarily include project consulting fees.
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the three months ended June 30, 2020:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Corporate	Total
Balance, March 31, 2020 (1)	$24	$56	$20	$18	$39	$157
Restructuring, impairment and related charges	2	18	3	5	28	56
Non-cash charges	—	(4)	—	—	(1)	(5)
Cash payments	(7)	(3)	—	(5)	(16)	(31)
Other	—	(2)	(4)	—	(3)	(9)
Balance, June 30, 2020 (2)	$19	$65	$19	$18	$47	$168
(1)As of March 31, 2020, the total reserve balance was $157 million, of which $118 million was recorded in Other accrued liabilities and $39 million was recorded in Other non-current liabilities.
(2)As of June 30, 2020, the total reserve balance was $168 million, of which $141 million was recorded in Other accrued liabilities and $27 million was recorded in Other non-current liabilities.

5. Income Taxes
During the three months ended June 30, 2020 and 2019, the Company recorded income tax expense of $150 million and $136 million, respectively, related to continuing operations. The Company’s reported income tax expense rates were 23.3% and 22.0% for the three months ended June 30, 2020 and 2019, respectively. Fluctuations in the Company’s reported income tax rates are primarily due to changes in the mix of earnings between various taxing jurisdictions.
As of June 30, 2020, the Company had $979 million of unrecognized tax benefits, of which $850 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits based on the information currently available. However, this amount may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. corporation income tax returns for 2016 through 2019. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2013 through the current fiscal year.
6.  Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily relate to its consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million during the three months ended June 30, 2020 and 2019. All amounts were recorded in Net income attributable to noncontrolling interests in the Company’s Condensed Consolidated Statements of Operations and the corresponding liability balance was recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the three months ended June 30, 2020, the Company paid $49 million, including interest of $3 million, to purchase 1.8 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the noncontrolling interests by $49 million, and the associated effect of the increase in the Company’s ownership interest on its equity of $3 million was recorded as a net increase to McKesson’s stockholders paid-in capital during 2020. During the three months ended June 30, 2019, there were no material exercises of the Put Right. The balance of the associated liability for Redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At June 30, 2020 and March 31, 2020, the carrying value of redeemable noncontrolling interests of $1.4 billion exceeded the maximum redemption value of $1.2 billion. At June 30, 2020 and March 31, 2020, the Company owned approximately 78% and 77%, respectively, of McKesson Europe’s outstanding common shares.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC, which were $207 million and $217 million at June 30, 2020 and March 31, 2020, respectively, in the Company’s Condensed Consolidated Balance Sheets. During the three months ended June 30, 2020 and 2019, the Company allocated a total of $39 million and $43 million, respectively, of net income to noncontrolling interests.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in redeemable noncontrolling interests and noncontrolling interests for the three months ended June 30, 2020 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2020	$217	$1,402
Net income attributable to noncontrolling interests	39	11
Other comprehensive income	—	61
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(43)	—
Exercises of Put Right	—	(49)
Other	(6)	—
Balance, June 30, 2020	$207	$1,414
Changes in redeemable noncontrolling interests and noncontrolling interests for the three months ended June 30, 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2019	$193	$1,393
Net income attributable to noncontrolling interests	43	11
Other comprehensive income	—	6
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(39)	—
Other	(3)	—
Balance, June 30, 2019	$194	$1,399

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

7. Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similar to basic earnings per common share except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
The computations for basic and diluted earnings or loss per common share are as follows:

	Three Months Ended June 30,
(In millions, except per share amounts)	2020	2019
Income from continuing operations	$495	$483
Net income attributable to noncontrolling interests	(50)	(54)
Income from continuing operations attributable to McKesson	445	429
Loss from discontinued operations, net of tax	(1)	(6)
Net income attributable to McKesson	$444	$423

Weighted-average common shares outstanding:
Basic	162	188
Effect of dilutive securities:
Restricted stock units	1	1
Diluted	163	189

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.72	$2.27
Discontinued operations	—	(0.03)
Total	$2.72	$2.24
Basic
Continuing operations	$2.74	$2.28
Discontinued operations	—	(0.03)
Total	$2.74	$2.25
(1)Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based and other restricted stock units. Approximately 3 million of potentially dilutive securities for the three months ended June 30, 2020 and 2019 were excluded from the computations of diluted net earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8. Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical and Specialty Solutions	European Pharmaceutical Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2020	$4,067	$63	$2,453	$2,777	$9,360
Goodwill acquired	—	1	—	—	1
Foreign currency translation adjustments, net	12	1	—	45	58
Balance, June 30, 2020	$4,079	$65	$2,453	$2,822	$9,419
Information regarding intangible assets is as follows:

	June 30, 2020				March 31, 2020
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$3,679	$(2,025)	$1,654	$3,650	$(1,950)	$1,700
Service agreements	10	1,002	(497)	505	994	(480)	514
Pharmacy licenses	26	497	(240)	257	492	(232)	260
Trademarks and trade names	12	826	(259)	567	808	(242)	566
Technology	3	177	(117)	60	175	(111)	64
Other	5	272	(225)	47	273	(221)	52
Total		$6,453	$(3,363)	$3,090	$6,392	$(3,236)	$3,156
Amortization expense of intangible assets was $106 million and $112 million for the three months ended June 30, 2020 and 2019, respectively. Estimated amortization expense of these assets is as follows: $361 million, $355 million, $254 million, $237 million, and $234 million for the remainder of 2021 and each of the succeeding years through 2025 and $1.6 billion thereafter. All intangible assets were subject to amortization as of June 30, 2020 and March 31, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9. Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	June 30, 2020	March 31, 2020
U.S. Dollar notes (1) (2)
3.65% Notes due November 30, 2020	$700	$700
4.75% Notes due March 1, 2021	323	323
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
7.65% Debentures due March 1, 2027	167	167
3.95% Notes due February 16, 2028	600	600
4.75% Notes due May 30, 2029	400	400
6.00% Notes due March 1, 2041	282	282
4.88% Notes due March 15, 2044	411	411
Foreign currency notes (1) (3)
0.63% Euro Notes due August 17, 2021	674	662
1.50% Euro Notes due November 17, 2025	671	659
1.63% Euro Notes due October 30, 2026	562	552
3.13% Sterling Notes due February 17, 2029	566	557

Lease and other obligations	192	174
Total debt	7,448	7,387
Less: Current portion	1,053	1,052
Total long-term debt	$6,395	$6,335
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At June 30, 2020 and March 31, 2020, $7.4 billion of total debt was outstanding, of which $1.1 billion was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
In the second quarter of 2020, the Company entered into a syndicated $4 billion five-year senior unsecured credit facility (the “2020 Credit Facility”), which has a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euro. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three months ended June 30, 2020 and no amounts outstanding as of June 30, 2020 and March 31, 2020. The remaining terms and conditions of the 2020 Credit Facility are substantially similar to those previously in place under the $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which was scheduled to mature in October 2020. The Global Facility was terminated in connection with the execution of the 2020 Credit Facility in September 2019.
Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At June 30, 2020, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euro with a committed amount of $8 million and an uncommitted amount of $169 million as of June 30, 2020. Borrowings and repayments were not material during the three months ended June 30, 2020 and 2019, and amounts outstanding under these credit lines were not material as of June 30, 2020 and March 31, 2020.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the three months ended June 30, 2020 and 2019, the Company borrowed $5.3 billion and $2.6 billion, respectively, and repaid $5.3 billion and $2.6 billion, respectively, under the program. At June 30, 2020 and March 31, 2020, there were no commercial paper notes outstanding.
10. Pension Benefits
The net periodic expense for defined benefit pension plans was $7 million and $24 million for the three months ended June 30, 2020 and 2019, respectively.
Cash contributions to these plans were $7 million and $6 million for the three months ended June 30, 2020 and 2019, respectively. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
On May 23, 2018, the Company’s Board of Directors approved the termination of its frozen U.S. defined benefit pension plan (“Plan”). During the first quarter of 2020, the Company offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from plan assets to these participants in June 2019. The benefit obligation settled approximated payments to plan participants and a settlement charge of $17 million was recorded during the first quarter of 2020.
11. Hedging Activities
In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives such as cross-currency swaps, foreign currency forward contracts, and interest rate swaps. In accordance with the Company’s policy, derivatives are only used for hedging purposes. It does not use derivatives for trading or speculative purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Euro, British pound sterling, and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
Non-Derivative Instruments Designated as Hedges
At June 30, 2020 and March 31, 2020, the Company had €1.7 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within Accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
Gains or losses from net investment hedges recorded within Other comprehensive income, net of tax were losses of $34 million and $24 million during the three months ended June 30, 2020 and 2019, respectively. Ineffectiveness on the Company’s non-derivative net investment hedges during the three months ended June 30, 2019 resulted in gains of $10 million, which was recorded in earnings in Other income (expense), net in the Condensed Consolidated Statements of Operations. There was no ineffectiveness in non-derivative net investment hedges during the three months ended June 30, 2020.
Derivatives Designated as Hedges
At June 30, 2020 and March 31, 2020, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $1.5 billion Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in Accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the three months ended June 30, 2020 and 2019.
During the first quarter of 2020, the Company terminated cross-currency swaps with a total gross notional amount of £932 million British pound sterling due to ineffectiveness in its British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in the U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million for the three months ended June 30, 2019. This gain was recorded in earnings in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in Other comprehensive income, net of tax were losses of $51 million and $11 million during the three months June 30, 2020 and 2019, respectively. There was no ineffectiveness in the Company’s cross-currency swap hedges for the three months June 30, 2020 and 2019. These cross-currency swaps will mature between November 2020 and November 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On September 30, 2019, the Company entered into a number of cross-currency swaps designated as fair value hedges with total notional amounts of £450 million British pound sterling. Under the terms of the cross-currency swap contracts, the Company agreed with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread. These swaps are utilized to hedge the changes in the fair value of the underlying £450 million British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives, which are designated as fair value hedges, and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Losses from these fair value hedges recorded in earnings were not material for the three months ended June 30, 2020, largely offsetting the gains recorded in earnings related to these notes. The swaps will mature in February 2023.
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For cross-currency swap transactions, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At June 30, 2020 and March 31, 2020, the Company had cross-currency swaps with total gross notional amounts of approximately $2.6 billion and $2.9 billion, respectively, which are designated as cash flow hedges. These swaps will mature between February 2021 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded in Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses from cash flow hedges recorded in other comprehensive income were not material during the three months ended June 30, 2020 and 2019. Gains or losses reclassified from Accumulated other comprehensive income and recorded in Operating expenses in the Condensed Consolidated Statements of Operations were not material in the three months ended June 30, 2020 and 2019. There was no ineffectiveness in the Company’s cash flow hedges for the three months ended June 30, 2020 and 2019.
On April 27, 2020, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with combined notional amounts of $500 million and €600 million, to hedge the variability of future benchmark interest rates on planned bond issuances. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR and to pay fixed interest payments for floating interest payments in Euros based on six-month Euro Interbank Offered Rate (“EURIBOR”) for the €600 million swaps.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.
The Company has a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At June 30, 2020 and March 31, 2020, the total gross notional amounts of these contracts were $31 million and $29 million, respectively. These contracts will mature through December 2020 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in operating expenses. Changes in the fair values were not material in the three months ended June 30, 2020 and 2019. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2020			March 31, 2020
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$40	$8	$925	$112	$19	$1,279
Cross-currency swaps (non-current)	Other non-current assets/liabilities	103	7	3,313	182	—	3,313
Forward starting interest rate swaps (current)	Other accrued liabilities	—	3	500	—	—	—
Forward starting interest rate swaps (non-current)	Other accrued liabilities	—	8	674	—	—	—
Total		$143	$26		$294	$19
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$1	$—	$27	$2	$—	$24
Foreign exchange contracts (current)	Other accrued liabilities	—	—	5	—	—	5
Total		$1	$—		$2	$—
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.
12.  Fair Value Measurements
At June 30, 2020 and March 31, 2020, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The fair value of the Company’s commercial paper was determined using quoted prices in active markets for identical liabilities, which are considered Level 1 inputs.
The Company’s long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.4 billion and $8.1 billion at June 30, 2020, respectively, and $7.4 billion and $7.8 billion at March 31, 2020, respectively. The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2020 and March 31, 2020 included investments in money market funds of $139 million and $2.0 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Fair values of the Company’s foreign currency forward contracts were determined using observable inputs from available market information. Fair values of the Company’s cross-currency swaps were determined using quoted foreign currency exchange rates and other observable inputs from available market information. Fair values of the Company’s interest rate swaps were determined using observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 11, “Hedging Activities,” for fair value and other information on the Company’s foreign currency derivatives including forward foreign currency contracts and cross-currency swaps.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis as of June 30, 2020. At March 31, 2020, assets measured at fair value on a nonrecurring basis included long-lived assets for the Company’s European Pharmaceutical Solutions segment and the Rexall Health business within Other.
There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2020 and March 31, 2020.
Restricted Cash
Restricted cash, included under Prepaid expenses and other on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020, primarily consists of funds temporarily held on behalf of unaffiliated medical practice groups related to their COVID-19 business continuity borrowings. The amounts have been designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities. Corresponding deposit liabilities associated with these funds have been recorded by the Company within Other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. The Company considered a market approach as well as an income approach using a discounted cash flow (“DCF”) model to determine the fair value of the reporting unit.
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
13. Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 21 to the Company’s 2020 Annual Report which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.

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
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company and its affiliates are defendants in many cases asserting claims related to distribution of controlled substances. They are named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers, and retail pharmacy chains. The plaintiffs in these actions include state attorneys general, county and municipal governments, hospitals, Indian tribes, pension funds, third-party payors, and individuals. These actions have been filed in state and federal courts throughout the U.S., and in Puerto Rico, and Canada. They seek monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws, and other statutes.
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
Three cases involving McKesson that were previously part of the federal MDL have been remanded to other federal courts for discovery and trial. On January 14, 2020, the Judicial Panel on Multidistrict Litigation finalized its Conditional Remand Order, ordering that the cases against the three largest distributors brought by Cabell County, West Virginia and the City of Huntington, West Virginia be remanded to the U.S. District Court for the Southern District of West Virginia and a trial date has been scheduled for October 19, 2020. On February 5, 2020, the case brought by the City and County of San Francisco was remanded to the U.S. District Court for the Northern District of California; trial has been set for June 2021. Also on February 5, 2020, the case brought by the Cherokee Nation was remanded to the U.S. District Court for the Eastern District of Oklahoma.
The Company is also named in approximately 360 similar state court cases pending in 37 states plus Puerto Rico. These include actions filed by 26 state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits, and putative class action lawsuits brought on behalf of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state cases. For example, trial was previously set to begin in March 2020 in the Supreme Court of New York, Suffolk County for a case brought by the New York attorney general and two New York county governments, but the trial was postponed in light of the COVID-19 pandemic. A trial has been scheduled for October 19, 2020, in the case brought by the Ohio attorney general against McKesson and two other large distributors.
The Company has been involved in discussions with the objective of achieving broad resolution of opioid-related claims brought by governmental entities. For example, on October 21, 2019, four state attorneys general announced certain terms of a proposed framework for the potential settlement of those opioid claims which they indicated they would find acceptable. The proposed framework would have expected the three largest U.S. pharmaceutical distributors to pay an aggregate amount of up to $18.0 billion over 18 years, with up to approximately $6.9 billion over 18 years expected from the Company, with any finally-determined amount being subject to adjustment based on various contingencies, including sufficient resolution with States, political subdivisions, and other governmental entities nationwide. The proposed framework also would have required the three distributors, including the Company, to adopt changes to anti-diversion programs and to participate in a program involving the distribution of certain medication used to treat opioid use disorder. Discussions with attorneys general and other parties continue. If the negotiating parties agree on potential terms for a broad resolution, those potential terms would need to be agreed to by numerous other state and local governments before an agreement could be finalized.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Because of the novelty of the claims asserted and the complexity of litigation involving numerous parties across multiple jurisdictions, the Company has determined that liability is not probable, and is not able to reasonably estimate a loss or range of loss. The COVID-19 pandemic introduced additional uncertainty related to delays in proceedings, economic impacts and other implications. To be viable, a broad settlement arrangement would require participation of numerous parties and the resolution of many complex issues. The scope and terms of any settlement framework, including the financial terms, have not been determined. Because of the many uncertainties associated with any potential settlement arrangements, the significance of unresolved elements of a potential settlement, and the uncertainty of the scope of potential participation by plaintiffs, the Company has not reached a point where settlement is probable, and as such has not recognized any liability related to any potential settlement framework as of June 30, 2020. The Company believes that it has valid defenses to the claims pending against it and intends to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
The Company and certain of its current and former directors and officers were defendants in a consolidated shareholder derivative action in the Northern District of California captioned In re McKesson Corporation Derivative Litigation, No. 4:17-cv-1850. The consolidated complaint alleged claims of breach of fiduciary duty, waste, and insider trading purportedly on behalf of the Company. The Company was named as a nominal defendant. The consolidated complaint alleged that the defendants violated their fiduciary duties by causing, allowing, or otherwise failing to prevent the purported conduct underlying the Company's previously disclosed agreement with the Drug Enforcement Administration (“DEA”), Department of Justice (“DOJ”), and various U.S. Attorneys' offices to settle potential administrative and civil claims relating to investigations about the Company's suspicious order reporting practices for controlled substances. The consolidated complaint sought unspecified damages, restitution, disgorgement, attorneys' fees, and other equitable relief. The Company and certain of its current and former directors and officers were also defendants in a similar consolidated shareholder derivative action in the Delaware Court of Chancery captioned In re McKesson Corporation Stockholder Derivative Litigation, No. 2017-0736. The parties reached an agreement to resolve these shareholder derivative actions. The court in the In re McKesson Corporation Derivative Litigation action issued a final judgment and order approving the settlement on April 22, 2020. Under that agreement: (i) on June 9, 2020, insurance carriers paid the Company $131 million net of attorneys’ fees and expenses awarded by the court to plaintiffs’ counsel; and (ii) the Company is required to implement and maintain certain corporate governance enhancements for at least four years. On April 24, 2020, pursuant to the terms of the settlement agreement, the parties to the In re McKesson Corporation Stockholder Derivative Litigation action pending in the Delaware Court of Chancery filed a stipulation dismissing that action with prejudice.
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On July 16, 2015, plaintiffs filed a motion for class certification. On August 22, 2016, the court denied plaintiffs’ motion. On July 17, 2018, the United States Court of Appeals for the Ninth Circuit Court affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On March 5, 2020, McKesson moved to decertify the class and moved for summary judgment on plaintiffs’ claim for treble damages. Plaintiffs’ moved for summary judgment on the same day. Due to the COVID-19 pandemic, the trial date for this case was taken off calendar to be re-scheduled during 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On June 17, 2014, U.S. Oncology Specialty, LP (“USOS”) was served with a fifth amended qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator alleging that USOS, among others, solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the federal False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees, and costs of suit, all in unspecified amounts, United States ex rel. Hanks v. Amgen, Inc., et al., CV-08-03096 (SJ). Previously, the U.S. declined to intervene in the case as to all allegations and defendants except for Amgen. On September 17, 2018, the court granted USOS’s motion to dismiss. Following the relator’s appeal, the United States Court of Appeals for the Second Circuit vacated the district court’s order and remanded the suit to the district court, directing it to consider the question of whether the suit should be dismissed for lack of jurisdiction.
On May 21, 2019, Jean E. Henry, a purported Company shareholder, filed a shareholder derivative complaint in the Superior Court of San Francisco, California against certain current and former officers and directors of the Company, and the Company as a nominal defendant, alleging violations of fiduciary duties and waste of corporate assets with respect to an alleged conspiracy to fix the prices of generic drugs, Henry v. Tyler, et al., CGC-19-576119. On May 23, 2019, the Company removed the case to the United States District Court for the Northern District of California, Case No. 19-cv-02869. On August 26, 2019, the plaintiff filed an amended complaint, removing all claims except for an alleged breach of fiduciary duty by the named current and former officers and directors of the Company. On January 21, 2020, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss the complaint, and on July 1, 2020, the court granted the defendant’s motion to dismiss the plaintiff’s amended complaint with prejudice.
In October 2019, the Company’s subsidiary NDCHealth Corporation dba RelayHealth (“RelayHealth”) was served with three purported class action complaints filed in the United States District Court for the Northern District of Illinois. The complaints allege that RelayHealth violated the Sherman Act by entering into an agreement with co-defendant Surescripts, LLC not to compete in the electronic prescription routing market, and by conspiring with Surescripts, LLC to monopolize that market, Powell Prescription Center, et al. v. Surescripts, LLC, et al., No. 1:19-cv-06627; Intergrated Pharmaceutical Solutions LLC v. Surescripts, LLC, et al., 1:19-cv-06778; Falconer Pharmacy, Inc. v. Surescripts LLC, et al., No. 1:19-cv-07035. In November 2019, three similar complaints were filed in the United States District Court for the Northern District of Illinois. Kennebunk Village Pharmacy, Inc. v. SureScripts, LLC, et al., 1:19-cv-7445; Whitman v. SureScripts, LLC et al., No. 1:19-cv-7448; BBK Global Corp. v. SureScripts, LLC et al., 1:19-cv-7640. In December 2019, the six actions were consolidated in the Northern District of Illinois. The complaints seek relief including treble damages, attorney fees, and costs. Subject to court approval, plaintiffs and RelayHealth reached an agreement to resolve the class action lawsuits with RelayHealth paying an amount that is not expected to be material in the context of the Company’s overall financial results. The settlement does not include any admission of liability, and RelayHealth expressly denies wrongdoing.
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the U.S., 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The U.S. and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorneys’ fees, and costs of suit, all in unspecified amounts.
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
On July 21, 2020, McKesson received correspondence from the U.S. Attorney’s Office for the Western District of Tennessee alleging reporting and documentation deficiencies in violation of the Controlled Substances Act at the Company’s former and no longer operational RxPak facility and at its Distribution Center in Memphis, Tennessee, and seeking civil penalties.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
14. Stockholders' Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
On July 29, 2020, the Company raised its quarterly dividend from $0.41 to $0.42 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.
Share Repurchase Plans
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions.
There were no share repurchases during the three months ended June 30, 2020.
The total authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at June 30, 2020.
Other Comprehensive Income (Loss)
Information regarding Other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Three Months Ended June 30,
(In millions)	2020	2019
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax expense of nil and nil (2) (3)	$96	$70
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	96	70
Unrealized losses on net investment hedges
Unrealized losses on net investment hedges arising during period, net of income tax benefit of $22 and $9 (4)	(63)	(26)
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	(63)	(26)
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil and $6	(5)	12
Reclassified to income statement, net of income tax expense of nil and nil	—	—
	(5)	12
Changes in retirement-related benefit plans (5)
Net actuarial gain and prior service cost arising during the period, net of income tax expense of nil and $1	—	6
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of nil and nil (6)	2	1
Foreign currency translation adjustments and other, net of income tax expense of nil and nil	(1)	2
Reclassified to income statement, net of income tax expense of nil and $5 (7)	—	12
	1	21
Other comprehensive income, net of tax	$29	$77

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(1)Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of the Company’s foreign subsidiary, McKesson Europe into the Company’s reporting currency, U.S. dollars.
(2)During the three months ended June 30, 2020, the net foreign currency translation gains were primarily due to the strengthening of the Canadian dollar and Euro against the U.S. dollar from April 1, 2020 to June 30, 2020. During the three months ended June 30, 2019, the net foreign currency translation gains were primarily due to the strengthening of the Canadian dollar and Euro against the U.S. dollar from April 1, 2019 to June 30, 2019.
(3)The three months ended June 30, 2020 include net foreign currency translation gains of $58 million and the three months ended June 30, 2019 include net foreign currency translation gains of $6 million attributable to redeemable noncontrolling interests.
(4)The three months ended June 30, 2020 include foreign currency losses of $34 million on the net investment hedges from the €1.7 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and losses of $51 million on the net investment hedges from cross-currency swaps. The three months ended June 30, 2019 include foreign currency losses of $24 million on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and losses of $11 million on the net investment hedges from cross-currency swaps.
(5)The three months ended June 30, 2020 and 2019 include net actuarial gains of $3 million and nil, respectively, which are attributable to redeemable noncontrolling interests.
(6)Pre-tax amount was reclassified into Cost of sales and Operating expenses in the Condensed Consolidated Statements of Operations. The related tax expense was reclassified into Income tax expense in the Condensed Consolidated Statements of Operations.
(7)The three months ended June 30, 2019 primarily reflects a reclassification of a pension settlement charge from Accumulated other comprehensive loss to Other income, net in the Condensed Consolidated Statement of Operations.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2020 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2020	$(1,780)	$138	$49	$(110)	$(1,703)
Other comprehensive income (loss) before reclassifications	96	(63)	(5)	(1)	27
Amounts reclassified to earnings and other	—	—	—	2	2
Other comprehensive income (loss)	96	(63)	(5)	1	29
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	58	—	—	3	61
Other comprehensive income (loss) attributable to McKesson	38	(63)	(5)	(2)	(32)
Balance at June 30, 2020	$(1,742)	$75	$44	$(112)	$(1,735)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2019 are as follows:

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

15. Segments of Business
The Company reports its financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions, and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
The Company’s U.S. Pharmaceutical and Specialty Solutions segment distributes pharmaceutical and other healthcare-related products and also provides pharmaceutical solutions to life sciences companies in the U.S..
The Company’s European Pharmaceutical Solutions segment provides distribution and services to wholesale, institutional, and retail customers and serves patients and consumers in 13 European countries through its own pharmacies and participating pharmacies that operate under brand partnership and franchise arrangements.
The Company’s Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the U.S..
Other primarily consists of the following:
•McKesson Canada which distributes pharmaceutical and medical products and operates Rexall Health retail pharmacies;
•McKesson Prescription Technology Solutions which provides innovative technologies that support retail pharmacies; and
•the Company’s investment in the Change Healthcare JV, which was split-off from the Company in the fourth quarter of 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended June 30,
(In millions)	2020	2019
Revenues
U.S. Pharmaceutical and Specialty Solutions (1)	$45,062	$44,165
European Pharmaceutical Solutions (1)	6,246	6,710
Medical-Surgical Solutions (1)	1,801	1,903
Other	2,570	2,950
Total revenues	$55,679	$55,728

Segment operating profit (loss) (2)
U.S. Pharmaceutical and Specialty Solutions (3)	$608	$579
European Pharmaceutical Solutions	(10)	5
Medical-Surgical Solutions	89	125
Other	98	141
Subtotal	785	850
Corporate expenses, net (4)	(80)	(175)
Interest expense	(60)	(56)
Income from continuing operations before income taxes	$645	$619

Revenues, net by geographic area
United States	$47,129	$46,321
Foreign	8,550	9,407
Total revenues	$55,679	$55,728
(1)Revenues from services represent less than 1% of the Company’s U.S. Pharmaceutical and Specialty Solutions segment’s total revenues, less than 10% of the Company’s European Pharmaceutical Solutions segment’s total revenues, and less than 2% of the Company’s Medical-Surgical Solutions segment’s total revenues.
(2)Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for the Company’s reportable segments and Other.
(3)The Company’s U.S. Pharmaceutical and Specialty Solutions segment’s operating profit for the three months ended June 30, 2020 and 2019 includes credits of $52 million and $15 million, respectively, related to the last-in, first-out (“LIFO”) method of accounting for inventories.
(4)Corporate expenses, net for the three months ended June 30, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program as discussed in Financial Note 13, “Commitments and Contingent Liabilities.” Corporate expenses, net for the three months ended June 30, 2019 includes net settlement gains of $25 million from the Company’s derivative contracts and a settlement charge of $17 million related to the termination of the Company’s defined benefit pension plan.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On July 1, 2020, the Company announced a change to its organizational structure to reflect the Company’s continued focus on delivering new and innovative solutions to respond to the evolving needs of the healthcare industry, customers, and patients. In connection with the completion of this change, the Company’s operating structure will be realigned commencing in the second quarter of 2021 and it will begin reporting its financial results in four reportable segments on a retrospective basis as follows:
•U.S. Pharmaceutical
•International
•Medical-Surgical Solutions
•Prescription Technology Solutions
The Company’s equity method investment in Change Healthcare, which was split-off from McKesson in the fourth quarter of 2020, will be included in Other for retrospective periods presented. The segment changes reflect how the Company’s chief operating decision maker will begin allocating resources and assessing performance commencing in the second quarter of 2021.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 previously filed with the Securities and Exchange Commission on May 22, 2020 (“2020 Annual Report”).
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean our fiscal year.
Certain statements in this report constitute forward-looking statements. See “Cautionary Notice About Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Overview of Our Business:
We are a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. We partner with life sciences companies, manufacturers, providers, pharmacies, governments, and other healthcare organizations to help provide the right medicines, medical products, and healthcare services to the right patients at the right time, safely, and cost-effectively.
We report our financial results in three reportable segments: U.S. Pharmaceutical and Specialty Solutions, European Pharmaceutical Solutions, and Medical-Surgical Solutions. All remaining operating segments and business activities that are not significant enough to require separate reportable segment disclosure are included in Other, which primarily consists of McKesson Canada, McKesson Prescription Technology Solutions (“MRxTS”), and our investment in Change Healthcare LLC (“Change Healthcare JV”), which was split-off from the Company in the fourth quarter of 2020 as further discussed in this Financial Review. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
On July 1, 2020, we announced a change in our organizational structure to reflect our continued focus on delivering new and innovative solutions to respond to the evolving needs of the healthcare industry, customers, and patients. In connection with the completion of this change, our operating structure will be realigned, and we will report our financial results in four reportable segments on a retrospective basis commencing in the second quarter of 2021 as follows:
•U.S. Pharmaceutical
•International
•Medical-Surgical Solutions
•Prescription Technology Solutions (“RxTS”)
Our equity method investment in Change Healthcare JV, which was split-off from McKesson in the fourth quarter of 2020, will be included in Other for retrospective periods presented. The segment changes reflect how our chief operating decision maker allocates resources and assesses performance commencing in the second quarter of 2021. The segment changes will not affect the previously issued consolidated financial statements nor earnings per common share of McKesson for historical periods.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended June 30, 2020.
•Coronavirus disease 2019 (“COVID-19”) impacted our results of operations for the first quarter of 2021 primarily due to the decreased pharmaceutical distribution volumes resulting from the weakened and uncertain global economic environment and COVID-19 restrictions, including government shutdowns and shelter-in-place orders, following the onset of the pandemic. For a more in-depth discussion of how COVID-19 impacted our business, operations, and outlook, see the COVID-19 section of "Trends and Uncertainties" included below;
•Revenues of $55.7 billion remained flat from the same prior year period. Revenues decreased from COVID-19 impacts primarily due to pharmaceutical distribution volume declines across our businesses, which was largely offset by market growth in our U.S. Pharmaceutical and Specialty Solutions segment;
•Gross profit decreased 3% from the same prior year period primarily driven by declines in our Medical-Surgical Solutions and European Pharmaceutical Solutions segments due to COVID-19, including doctors’ office closures, deferred and cancelled elective procedures, lower distribution volumes, and reduced retail pharmacy foot traffic;
•Total operating expenses for the three months ended June 30, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program, within Corporate expenses, net;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation for the three months ended June 30, 2020 of $2.72 reflects the aforementioned items and a lower share count compared to the prior year driven largely by the separation of our investment in Change Healthcare JV on March 10, 2020;
•We returned $74 million of cash to shareholders through dividend payments during the quarter, and on July 29, 2020, raised our quarterly dividend from $0.41 to $0.42 per common share; and
•On July 1, 2020, we announced the realignment of our reportable segments commencing in the second quarter of 2021 to respond to the evolving needs of the healthcare industry, customers, and patients.
Trends and Uncertainties:
COVID-19
In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020.
We continue to evaluate the nature and extent COVID-19 may have to our business and operations. The pandemic developed rapidly during our fourth quarter of 2020 and continues to evolve. Infection rates and COVID-19 cases began to increase to higher levels late in the current period, particularly in the United States (“U.S.”). The full extent to which COVID-19 will impact us depends on future developments, including the continued duration and spread of the virus, as well as potential new outbreaks.
In response to the COVID-19 pandemic, federal, state, and local government directives and policies have been put in place in the U.S. to enhance availability of medications and supplies to meet the increased demand, assist front-line healthcare providers, manage public health concerns by creating social distancing, and address the economic impacts, including sharply reduced business activity, increased unemployment, and overall uncertainty presented by this new healthcare emergency. Similar governmental actions have occurred in Canada and Europe, the timing of which has varied across geographies.
As a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information technology, we are well positioned to respond to the COVID-19 pandemic in the U.S., Canada, and Europe. We have worked and continue to work closely with national and local governments, agencies, and industry partners to ensure supplies, including personal protective equipment, and medicine reached our customers and patients.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
We have taken the necessary steps to ensure that we continue to supply our customers and protect the safety of our employees. The various responses we put in place to mitigate the impact of COVID-19 on our business operations, including telecommuting and work-from-home policies, restricted travel requirements, employee support programs, and enhanced safety measures are intended to limit exposure to COVID-19. We expanded employee medical benefits covering COVID-19 related visits, treatments, and testing as well as expanded telehealth options to not only protect employee safety, but to provide further support including additional emergency leave and an internal paid time off donation platform for employees impacted by COVID-19. We have taken steps to enhance employee safety within our facilities by promoting the practice of social distancing where feasible, providing reminders to wash or disinfect their hands, avoiding unnecessary face touching, placing hand sanitizers within our operating environments, and periodically cleaning and disinfecting our facilities. These responses were initially put in place during our fourth quarter of 2020, which we maintained in the first quarter of 2021. These steps to protect the safety of our employees have resulted in limited disruption of our normal business operations, productivity trends, and have not materially impacted our operating expenses or operating margins.
We have evaluated the impact of our telecommuting and work-from-home policies on our system of internal controls and we have concluded that these policies did not have a material effect on our internal control over financial reporting during the first quarter of 2021. We also took various actions to mitigate the impact of COVID-19 on our results from operations through cost-containment and payroll-related expenses.
During the first quarter, we experienced growth in pharmaceutical distribution and specialty drug volumes at a lower rate in the U.S., while pharmaceutical distribution volumes decreased in Europe and Canada due to the COVID-19 pandemic, as compared to the same period in the prior year. Specialty drug volumes increased, but were negatively impacted by lower demand for elective specialty drugs, as compared to the same period in the prior year. We also experienced continued decreased demand for primary care medical-surgical supplies due to deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic and closures in doctors’ offices, which was partially offset by increased demand for personal protective equipment and COVID-19 tests and related products. Additionally, the decreased traffic in doctors’ offices and general shelter-in-place guidance by governmental authorities negatively impacted retail pharmacy foot traffic in both Europe and Canada. These lower volumes had a negative impact on consolidated revenues during the first quarter, which caused consolidated revenues to decline as compared to the same period in the prior year.

The decreased volumes and revenues unfavorably impacted income from continuing operations before income taxes, partially offset by decreased operating expenses largely due to savings from restricted travel requirements, decreased meetings, and decreased payroll-related expenses. The favorable reduction in operating expenses was partially offset by increased costs of transport, costs for enhanced sterilization procedures to sanitize operating facilities, and costs of personal protective equipment for our employees. The above items had a negative impact on consolidated income from continuing operations before income taxes, as compared to the same period in the prior year. Impacts to future periods due to COVID-19 may differ based on future developments, including the duration and spread of the virus as well as potential seasonality of new outbreaks.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws and includes provisions to provide relief for healthcare providers and patients. We have taken advantage of the provision to defer certain employer payroll taxes and continue to monitor the potential impact of other tax legislation changes as result of the CARES Act. We anticipate changes in the timing of certain cash flows, with no material impact to our financial results for the quarter ending June 30, 2020.
Our Condensed Consolidated Balance Sheets and ability to maintain financial liquidity remains strong. We have experienced no material impacts to our liquidity or net working capital. With many of our customers anticipating extended declines in their businesses due to the COVID-19 pandemic, we are monitoring closely for trends that may impact their timing or ability to pay amounts owed to us. We remain well-capitalized with access to liquidity from our revolving credit facility. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open during the COVID-19 pandemic. We believe we have the ability to meet the covenants of our credit agreements.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
We continue to monitor the COVID-19 pandemic impact on our supply chain. Although the availability of various products is dependent on our suppliers, their location, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers, industry partners, and government agencies to meet the needs of our customers during the pandemic. We have assembled a Critical Care Drug Task Force, made up of our procurement specialists, clinical health systems pharmacists, and supply chain professionals, focused on securing additional product where available, sourcing back-up products, adjusting allocations to ensure equitable distribution, and to protect our operations across all locations and facilities. We have a robust Business Continuity and Disaster Recovery Program (“BCRP”) and we have proactively enhanced our BCRP in response to the COVID-19 pandemic to support our priorities to protect our customers, ensure the safety and security of our employees and workplaces, and ensure the continuity of critical business processes.
We were able to maintain appropriate labor and overall vendor supply levels during the first quarter. Our inventory levels have fluctuated in response to supply availability and customer demand patterns for certain products, with varying inventory level impacts depending on the specific product within our portfolio of offerings. We collaborated closely with the federal government and other healthcare stakeholders to source more critical personal protective equipment to the U.S. This collaboration expedited the shipment of critical medical supplies to areas hit hardest by COVID-19, as identified by the Federal Emergency Management Agency. We are closely monitoring demand and usage of personal protective equipment. As our supply levels improve, and the federal government evolves guidance on the prioritization of providers or geographic markets, we will continue to adapt our distribution policies.
We face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our future business operations, financial condition, results of operations, and liquidity. Additionally, continued responses from authorities and regulators at all levels of government may materially impact us in future periods. Due to several rapidly changing variables related to the COVID-19 pandemic, estimations of future economic trends and the timing of when stability will return remains challenging. Refer to Item 1A - Risk Factors in Part I of our 2020 Annual Report for a disclosure of risk factors related to COVID-19.
Opioid-Related Litigation and Claims
We are a defendant in over 3,100 legal proceedings asserting claims related to distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. We are vigorously defending ourselves against such claims and proceedings and are a party to discussions with the objective of achieving broad resolution of the remaining claims. Because of the large number of parties involved, together with the novelty and complexity of the issues, for which there may be different considerations among the parties, we cannot predict the successful resolution through a negotiated settlement. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Three Months Ended June 30,
	2020	2019	Change
Revenues	$55,679	$55,728	—%
Gross profit	2,700	2,787	(3)
Gross profit margin	4.85%	5.00%	(15)	bp
Total operating expenses	(2,022)	(2,153)	(6)
Operating expenses as a percentage of revenues	3.63%	3.86%	(23)	bp
Other income, net	$27	$37	(27)%
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	4	(100)
Interest expense	(60)	(56)	7
Income from continuing operations before income taxes	645	619	4
Income tax expense	(150)	(136)	10
Income from continuing operations	495	483	2
Loss from discontinued operations, net of tax	(1)	(6)	(83)
Net income	494	477	4
Net income attributable to noncontrolling interests	(50)	(54)	(7)
Net income attributable to McKesson Corporation	$444	$423	5%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$2.72	$2.27	20%
Discontinued operations	—	(0.03)	(100)
Total	$2.72	$2.24	21%

Weighted-average diluted common shares outstanding	163	189	(14)%
bp - basis points

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues remained flat for the three months ended June 30, 2020 compared to the same prior year period. Revenues decreased due to reduced customer demand as a result of COVID-19, which drove declines in pharmaceutical distribution volumes across our businesses during the first quarter of 2021, and was largely offset by market growth in our U.S. Pharmaceutical and Specialty Solutions segment. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with brand to generic drug conversion.
Gross Profit
Gross profit and gross profit margin decreased for the three months ended June 30, 2020 compared to the same prior year period primarily in our Medical-Surgical Solutions and European Pharmaceutical Solutions segments due to the impacts from COVID-19. This includes closures of doctors’ offices, which we expect to be temporary, deferred or cancelled elective procedures, lower demand for pharmaceuticals, and overall reduction of foot traffic in pharmacies, partially offset by increased demand for supplies of personal protective equipment and COVID-19 tests and related products. Gross profit and gross profit margin also decreased due to unfavorable effects of foreign currency exchange fluctuations, partially offset by higher last-in, first-out (“LIFO”) credits in the first quarter of 2021 as further described below.
LIFO inventory credits were $52 million and $15 million for the three months ended June 30, 2020 and 2019, respectively, which favorably impacted our gross profit margin in the first quarter of 2021 compared to the same prior year period. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO credits are higher in the first quarter of 2021 compared to the same prior year period primarily due to relatively lower estimated brand inflation and higher generic deflation.
Total Operating Expenses
A summary of the components of our total operating expenses for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,
(Dollars in millions)	2020	2019	Change
Operating expenses	$1,966	$2,130	(8)%
Restructuring, impairment and related charges	56	23	143
Total operating expenses	$2,022	$2,153	(6)%
Percent of revenues	3.63%	3.86%	(23)	bp

Total operating expenses and total operating expenses as a percentage of revenues decreased for the three months ended June 30, 2020 compared to the same prior year period primarily due to the following significant items:
•Operating expenses for the three months ended June 30, 2020 includes a net gain of $131 million reflecting insurance proceeds received, net of attorneys' fees and expenses awarded to plaintiffs' counsel, in connection with the previously reported $175 million settlement of the shareholder derivative action related to our controlled substances monitoring program;
•Operating expenses for the three months ended June 30, 2020 reflects cost savings on travel and entertainment due to travel restrictions associated with COVID-19;

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•Operating expenses for the three months ended June 30, 2020 and 2019 includes opioid-related expenses of $43 million and $36 million, respectively, primarily related to litigation expenses;
•Restructuring, impairment and related charges for three months ended June 30, 2020 and 2019 primarily includes charges related to Corporate expenses, net as well as our European and Canadian businesses. In addition, charges related to restructuring initiatives are included under the caption “Cost of sales” in our Condensed Consolidated Statements of Operations and were not material for the three months ended June 30, 2020 and 2019. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information; and
•Total operating expenses were favorably impacted by foreign currency exchange fluctuations.
Goodwill Impairment
As previously disclosed in our 2020 Annual Report, the estimated fair value of our McKesson Canada reporting unit exceeded the carrying value as part of our 2020 annual goodwill impairment test. However, other risks, expenses and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit in Other where the risk of a material goodwill impairment is higher than other reporting units.
As discussed in the “Overview of Our Business” section, our operating structure was realigned commencing in the second quarter of 2021 into four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and RxTS. These reportable segments encompass all operating segments of the Company.
This change in segment structure will result in changes to the composition of multiple reporting units across the Company. Accordingly, we will be required to reallocate the goodwill affected by the change in reporting units using a relative fair value approach and assess goodwill for impairment both before, and after the reallocation. While we have not identified any triggering events as of June 30, 2020 within the current reporting units, we may recognize a goodwill impairment charge following the reallocation if the carrying value of a new reporting unit exceeds its estimated fair value. More specifically, potential changes in the reporting units within our European Pharmaceutical Solutions operating segment may result in a goodwill impairment charge. As of June 30, 2020, the total goodwill balance within our European Pharmaceutical Solutions operating segment was $65 million. This operating segment will be included within the International reportable segment commencing in the second quarter of 2021.
Restructuring Initiatives
During the first quarter of 2021, we committed to an initiative within the United Kingdom, which forms part of the European Pharmaceutical Solutions segment, to further drive transformational changes in technologies and business processes, operational efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions.
In 2019, we committed to certain programs to continue our operating model and cost optimization efforts. We continue to implement centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe, and closures of other facilities. We anticipate these additional programs will be substantially completed by the end of 2021.
Additionally, we committed to certain actions in connection with the previously announced relocation of our corporate headquarters from San Francisco, California to Irving, Texas, which became effective April 1, 2019. We anticipate that the relocation will be completed by January 2021.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
In connection with the above initiatives, we expect to record total charges of approximately $470 million to $555 million, of which $342 million of charges were recorded to date primarily representing employee severance, exit-related costs, asset impairment charges, and accelerated depreciation. Estimated remaining charges primarily consist of facility and other exit costs and employee-related costs. Refer to Financial Note 4, “Restructuring, Impairment and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on various initiatives.
Other Income, Net
Other income, net decreased for the three months ended June 30, 2020 compared to the same prior year period primarily due to net settlement gains of $25 million from our derivative contracts, partially offset by a pension settlement charge of $17 million related to our previously approved termination of the frozen U.S. defined benefit pension plan, both recognized during the three months ended June 30, 2019. In connection with the pension plan termination, we purchased annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants.
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture
Until the separation of our investment in Change Healthcare JV on March 10, 2020, we accounted for this investment using the equity method of accounting. Our proportionate share of income from our investment in Change Healthcare JV was $4 million for the three months ended June 30, 2019, which primarily includes transaction and integration expenses incurred by the joint venture and basis differences between the joint venture and McKesson including amortization of fair value adjustments.
During the three months ended June 30, 2019, we owned approximately 70% of the joint venture. The March 10, 2020 split-off transaction eliminated our investment in the joint venture.
After the separation, Change Healthcare JV is required under the tax receivable agreement (“TRA”) to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, resulting from depreciation or amortization allocated to Change Healthcare, Inc. (“Change”) by McKesson. The receipt of any payments under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings, which creates uncertainty over the amount, timing, and probability of the gain recognized. As such, we accounted for the TRA as a gain contingency, with no receivable recognized as of June 30, 2020.
During the fourth quarter of 2020 in conjunction with the split-off transaction, we recorded a reversal of the deferred tax liability related to our investment. Under the agreement with Change Healthcare JV, McKesson, Change, and certain subsidiaries of the Change Healthcare JV, there may be changes in future periods to the amount reversed. Any such change is not expected to be material.
Interest Expense
Interest expense increased for the three months ended June 30, 2020 compared to the same prior year period primarily due to a decrease in interest income recognized on our cross-currency swaps. Interest expense may also fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
During the three months ended June 30, 2020 and 2019, we recorded income tax expense related to continuing operations of $150 million and $136 million, respectively. Our reported income tax expense rates were 23.3% and 22.0% for the three months ended June 30, 2020 and 2019, respectively. Fluctuations in our reported income tax rates are primarily due to changes within our mix of earnings between various tax jurisdictions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2020 and 2019 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ equity on our Condensed Consolidated Balance Sheets. Refer to Financial Note 6, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $444 million and $423 million for the three months ended June 30, 2020 and 2019, respectively. Diluted earnings per common share attributable to McKesson Corporation was $2.72 and $2.24 for the three months ended June 30, 2020 and 2019, respectively. Additionally, our diluted earnings per share for the three months ended June 30, 2020 and 2019 reflects the cumulative effects of share repurchases.
Weighted-Average Diluted Common Shares
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 163 million and 189 million for the three months ended June 30, 2020 and 2019, respectively. Weighted-average diluted shares for three months ended June 30, 2020 decreased from the same prior year period primarily due to the separation from our investment in Change Healthcare JV on March 10, 2020.
Overview of Segment Results:
Revenues:

	Three Months Ended June 30,
(Dollars in millions)	2020	2019	Change
U.S. Pharmaceutical and Specialty Solutions	$45,062	$44,165	2%
European Pharmaceutical Solutions	6,246	6,710	(7)
Medical-Surgical Solutions	1,801	1,903	(5)
Other	2,570	2,950	(13)
Total revenues	$55,679	$55,728	—%
U.S. Pharmaceutical and Specialty Solutions
U.S. Pharmaceutical and Specialty Solutions revenues for the three months ended June 30, 2020 increased 2% compared to the same prior year period primarily due to market growth, including branded pharmaceutical price increases, higher volumes from retail national account customers, and growth in specialty pharmaceuticals, partially offset by brand to generic drug conversions. As a result of COVID-19, pharmaceutical distribution volumes increased at a lower rate in the U.S. compared to the same prior year period primarily due to the reduced demand for pharmaceuticals in retail pharmacies and institutional healthcare providers.
European Pharmaceutical Solutions
European Pharmaceutical Solutions revenues for the three months ended June 30, 2020 decreased 7% compared to the same prior year period. Excluding the unfavorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 4% primarily due to lower volumes in our pharmaceutical distribution business during the first quarter of 2021 resulting from the adverse impacts from COVID-19.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the three months ended June 30, 2020 decreased 5% compared to the same prior year period primarily due to the impact of COVID-19, including lower demand due to customer closures in our primary care business, which we expect to be temporary, partially offset by increased sales for personal protective equipment and COVID-19 tests and related products. Revenues for this segment also decreased as a result of a divestiture that closed during the fourth quarter of 2020.
Other
Revenues in Other for the three months ended June 30, 2020 decreased 13% compared to the same prior year period primarily driven by our Canadian businesses, including loss of customers, decreased pharmaceutical distribution volumes due to COVID-19, and unfavorable effects of foreign currency exchange fluctuations.

Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended June 30,
(Dollars in millions)	2020	2019	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical and Specialty Solutions	$608	$579	5%
European Pharmaceutical Solutions	(10)	5	(300)
Medical-Surgical Solutions	89	125	(29)
Other	98	141	(30)
Subtotal	785	850	(8)
Corporate expenses, net (2)	(80)	(175)	(54)
Interest expense	(60)	(56)	7
Income from continuing operations before income taxes	$645	$619	4%

Segment operating profit (loss) margin
U.S. Pharmaceutical and Specialty Solutions	1.35%	1.31%	4	bp
European Pharmaceutical Solutions	(0.16)	0.07	(23)
Medical-Surgical Solutions	4.94	6.57	(163)
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for our reportable segments and Other.
(2)Corporate expenses, net for the three months ended June 30, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program. Corporate expenses, net for the three months ended June 30, 2019 includes net settlement gains of $25 million from our derivative contracts and a pension settlement charge of $17 million.

U.S. Pharmaceutical and Specialty Solutions
Operating profit and operating profit margin increased for this segment for the three months ended June 30, 2020 compared to the same prior year period primarily resulting from higher LIFO credits and changes to our mix of business, partially offset by a reduction in pharmaceutical distribution volumes due to COVID-19, net of savings from restricted travel requirements.
European Pharmaceutical Solutions
Operating loss for the three months ended June 30, 2020 compared to operating profit for the same prior year period was primarily due to higher restructuring charges and adverse impacts from COVID-19, both in our pharmaceutical distribution and retail pharmacy businesses, which were driven by lower demand for pharmaceuticals and a reduction in retail pharmacy foot traffic. These decreases were partially offset by favorability due to two additional sales days this quarter compared to the same prior year period.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Medical-Surgical Solutions
Operating profit and operating profit margin for this segment decreased for the three months ended June 30, 2020 compared to the same prior year period primarily due to the impact of COVID-19, including customer closures in our primary care business, which we expect to be temporary, partially offset by increased sales of personal protective equipment and COVID-19 tests and related products. Operating profit margin for the three months ended June 30, 2020 was also negatively impacted by supplier price increases on personal protective equipment and changes to our product mix.
Other
Operating profit for Other decreased for the three months ended June 30, 2020 compared to the same prior year period primarily due to adverse impacts from COVID-19 in our Canadian and MRxTS businesses.
Corporate
Corporate expenses, net, decreased for the three months ended June 30, 2020 compared to the same prior year period primarily due to the net gain of $131 million recorded during the first quarter of 2021 in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program. Corporate expenses, net for the three months ended June 30, 2019 also includes a pension settlement charge of $17 million and net settlement gains of $25 million from our derivative contracts.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our long-term and short-term capital expenditures, working capital, and other cash requirements. As described within the “Trends and Uncertainties” section above, the COVID-19 pandemic is developing rapidly. We continue to monitor its impact on demand within parts of our business, as well as trends potentially impacting the timing or ability for some of our customers to pay amounts owed to us. We remain well-capitalized with access to liquidity from our revolving credit facility. Additionally, long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open during the COVID-19 pandemic. We have seen some improvement in conditions in the debt markets and commercial paper markets as the Federal Reserve has taken steps to stabilize the markets. We believe we have the ability to meet the covenants of our credit agreements.

The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Three Months Ended June 30,
(Dollars in millions)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(1,062)	$(51)	$(1,011)
Investing activities	(130)	(129)	(1)
Financing activities	61	(872)	933
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	18	(46)
Net change in cash, cash equivalents and restricted cash	$(1,159)	$(1,034)	$(125)

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Operating Activities
Operating activities used cash of $1.1 billion and $51 million during the three months ended June 30, 2020 and 2019, respectively. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements, and vendor payment terms. Operating activities for the three months ended June 30, 2020 were affected by decreases in drafts and accounts payable of $4.2 billion primarily associated with timing and management of inventory levels as well as decreases in receivables of $2.3 billion primarily due to lower revenues. Operating activities for the three months ended June 30, 2019 were affected by increases in receivables of $1.1 billion.
Investing Activities
Investing activities used cash of $130 million and $129 million during the three months ended June 30, 2020 and 2019, respectively. Investing activities for the three months ended June 30, 2020 and 2019 includes $117 million and $111 million, respectively, in capital expenditures for property, plant and equipment, and capitalized software.
Financing Activities
Financing activities provided cash of $61 million during the three months ended June 30, 2020 and used cash of $872 million during the three months ended June 30, 2019. Financing activities for the three months ended June 30, 2020 includes cash receipts and payments of $5.3 billion for short-term borrowings, primarily commercial paper. Financing activities for the three months ended June 30, 2019 includes cash receipts and payments of $2.6 billion for short-term borrowings, primarily commercial paper. Financing activities for the three months ended June 30, 2019 include $701 million of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for the three months ended June 30, 2020 and 2019 includes $74 million and $75 million of cash paid for dividends, respectively. Other financing activities for the three months ended June 30, 2020 includes restricted cash inflow related to funds temporarily held on behalf of unaffiliated medical practice groups, partially offset by payments to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders and payments to noncontrolling interests.
Share Repurchase Plans
Our Board of Directors (the “Board”) has authorized the repurchase of McKesson’s common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions.
In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. We repurchased a total of 4.7 million shares at an average price per share of $127.68 during the three months ended June 30, 2019.
During the three months ended June 30, 2019, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64.
There were no share repurchases during the three months ended June 30, 2020.
The total authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at June 30, 2020.
We believe that our future operating cash flow, financial assets, and current access to capital and credit markets, including our existing credit facilities, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that an increase in volatility or disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing. As described within the “Trends and Uncertainties” section above, the COVID-19 pandemic is developing rapidly. We continue to monitor its impact on demand within parts of our business, as well as trends potentially impacting the timing or ability for some of our customers to pay amounts owed to us.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2020	March 31, 2020
Cash, cash equivalents and restricted cash	$2,864	$4,023
Working capital	82	(402)
Debt to capital ratio (1)	50.9%	52.1%
Return on McKesson stockholders’ equity (2)	14.8%	13.3%
(1)Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests and accumulated other comprehensive income (loss).
(2)Ratio is computed as net income (loss) attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests.
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
Our cash and cash equivalents balance as of June 30, 2020 and March 31, 2020 included approximately $1.0 billion and $1.7 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, and inventories, net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, and other current liabilities. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements. The COVID-19 pandemic has potential to increase the variations in our working capital, which we will continue to monitor closely.
Consolidated working capital increased at June 30, 2020 compared to March 31, 2020 primarily due to a decrease in drafts and accounts payable, partially offset by a decrease in receivables and cash and cash equivalents.
Our debt to capital ratio decreased for the three months ended June 30, 2020 primarily due to an increase in stockholders’ equity driven by net income for the quarter and an increase in our foreign currency denominated notes due to foreign currency remeasurement.
On July 29, 2020, we raised our quarterly dividend from $0.41 to $0.42 per common share for dividends declared on or after such date by the Board. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, and other factors.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
At June 30, 2020 and March 31, 2020, the carrying value of redeemable noncontrolling interests related to McKesson Europe of $1.4 billion, exceeded the maximum redemption value of $1.2 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”). The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. During the three months ended June 30, 2020, we paid $49 million, including interest of $3 million, to purchase 1.8 million shares of McKesson Europe through exercises of the put right by the noncontrolling shareholders. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not expire, but it may be terminated at the end of any fiscal year by giving at least six month’s advance notice. Refer to Financial Note 6, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Detailed information regarding our debt and financing activities is included in Financial Note 9, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. We undertake no obligation to publicly release any updates or revisions to our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include factors described in the Risk Factors discussion in Item 1A of Part I of our most recent Annual Report on Form 10-K. The reader should not consider that discussion to be a complete statement of all potential risks and uncertainties.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2020 Annual Report.

McKESSON CORPORATION

Item 4.Controls and Procedures.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.
The information set forth in Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2020 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. During the three months ended June 30, 2020, there were no share repurchases made under previously authorized share repurchase programs. The total authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at June 30, 2020.

Item 3.Defaults Upon Senior Securities.
None

Item 4.Mine Safety Disclosures.
Not Applicable

Item 5.Other Information.
Not Applicable

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

†† Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	August 3, 2020	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	August 3, 2020	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller