Form 10-Q
period 2020-09-30
MCKESSON CORP
filed 2020-11-03
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 160,564,425 shares of the issuer’s common stock were outstanding as of September 30, 2020.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues	$60,808	$57,616	$116,487	$113,344
Cost of sales	(57,808)	(54,749)	(110,787)	(107,690)
Gross profit	3,000	2,867	5,700	5,654
Operating expenses	(2,237)	(2,196)	(4,203)	(4,326)
Goodwill impairment charges	(69)	—	(69)	—
Restructuring, impairment, and related charges	(60)	(45)	(116)	(68)
Total operating expenses	(2,366)	(2,241)	(4,388)	(4,394)
Operating income	634	626	1,312	1,260
Other income (expense), net	71	(78)	98	(41)
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	(1,454)	—	(1,450)
Interest expense	(50)	(64)	(110)	(120)
Income (loss) from continuing operations before income taxes	655	(970)	1,300	(351)
Income tax benefit (expense)	(28)	294	(178)	158
Income (loss) from continuing operations	627	(676)	1,122	(193)
Loss from discontinued operations, net of tax	—	(1)	(1)	(7)
Net income (loss)	627	(677)	1,121	(200)
Net income attributable to noncontrolling interests	(50)	(53)	(100)	(107)
Net income (loss) attributable to McKesson Corporation	$577	$(730)	$1,021	$(307)

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$3.54	$(3.99)	$6.26	$(1.62)
Discontinued operations	—	—	—	(0.03)
Total	$3.54	$(3.99)	$6.26	$(1.65)
Basic
Continuing operations	$3.56	$(3.99)	$6.31	$(1.62)
Discontinued operations	—	—	(0.01)	(0.03)
Total	$3.56	$(3.99)	$6.30	$(1.65)

Weighted-average common shares outstanding
Diluted	163	183	163	185
Basic	162	183	162	185

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$627	$(677)	$1,121	$(200)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	41	(32)	74	12
Unrealized gains (losses) on cash flow hedges	(19)	13	(24)	25
Changes in retirement-related benefit plans	(9)	75	(8)	96
Other comprehensive income, net of tax	13	56	42	133

Comprehensive income (loss)	640	(621)	1,163	(67)
Comprehensive (income) loss attributable to noncontrolling interests	75	(35)	(36)	(95)
Comprehensive income (loss) attributable to McKesson Corporation	$715	$(656)	$1,127	$(162)

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$3,091	$4,015
Receivables, net	19,285	19,950
Inventories, net	18,435	16,734
Assets held for sale	833	906
Prepaid expenses and other	701	617
Total current assets	42,345	42,222
Property, plant, and equipment, net	2,471	2,365
Operating lease right-of-use assets	1,895	1,886
Goodwill	9,414	9,360
Intangible assets, net	3,030	3,156
Other non-current assets	2,403	2,258
Total assets	$61,558	$61,247

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Current liabilities
Drafts and accounts payable	$36,255	$37,195
Current portion of long-term debt	1,760	1,052
Current portion of operating lease liabilities	367	354
Liabilities held for sale	537	683
Other accrued liabilities	3,805	3,340
Total current liabilities	42,724	42,624
Long-term debt	5,848	6,335
Long-term deferred tax liabilities	2,293	2,255
Long-term operating lease liabilities	1,669	1,660
Other non-current liabilities	1,669	1,662
Redeemable noncontrolling interests	1,265	1,402
McKesson Corporation stockholders’ equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized and 273 and 272 shares issued at September 30, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	6,780	6,663
Retained earnings	13,890	13,022
Accumulated other comprehensive loss	(1,597)	(1,703)
Treasury shares, at cost, 112 and 110 shares at September 30, 2020 and March 31, 2020, respectively	(13,185)	(12,892)
Total McKesson Corporation stockholders’ equity	5,890	5,092
Noncontrolling interests	200	217
Total equity	6,090	5,309
Total liabilities, redeemable noncontrolling interests, and equity	$61,558	$61,247
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, June 30, 2020	272	$2	$6,711	$—	$13,384	$(1,735)	(110)	$(12,916)	$207	$5,653
Issuance of shares under employee plans	1	—	18	—	—	—	—	—	—	18
Share-based compensation	—	—	36	—	—	—	—	—	—	36
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	—	—	138	—	—	—	138
Net income	—	—	—	—	577	—	—	—	40	617
Repurchase of common stock	—	—	—	—	—	—	(2)	(269)	—	(269)
Cash dividends declared, $0.42 per common share	—	—	—	—	(69)	—	—	—	—	(69)
Other	—	—	15	—	(2)	—	—	—	3	16
Balances, September 30, 2020	273	$2	$6,780	$—	$13,890	$(1,597)	(112)	$(13,185)	$200	$6,090

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2020	272	$2	$6,663	$—	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309
Opening retained earnings adjustment: adoption of new accounting standard	—	—	—	—	(13)	—	—	—	—	(13)
Balances, April 1, 2020	272	2	6,663	—	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans	1	—	39	—	—	—	—	(24)	—	15
Share-based compensation	—	—	59	—	—	—	—	—	—	59
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(93)	(93)
Other comprehensive income	—	—	—	—	—	106	—	—	—	106
Net income	—	—	—	—	1,021	—	—	—	79	1,100
Exercise of put right by noncontrolling shareholders of McKesson Europe	—	—	3	—	—	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	—	(2)	(269)	—	(269)
Cash dividends declared, $0.83 per common share	—	—	—	—	(136)	—	—	—	—	(136)
Other	—	—	16	—	(4)	—	—	—	(3)	9
Balances, September 30, 2020	273	$2	$6,780	$—	$13,890	$(1,597)	(112)	$(13,185)	$200	$6,090

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

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$1,121	$(200)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	154	160
Amortization	285	303
Goodwill and other asset impairment charges	104	12
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	1,450
Deferred taxes	(35)	(380)
Credits associated with last-in, first-out inventory method	(104)	(48)
Non-cash operating lease expense	172	180
Loss (gain) from sales of businesses and investments	1	(1)
Other non-cash items	17	145
Changes in assets and liabilities, net of acquisitions:
Receivables	981	(866)
Inventories	(1,396)	331
Drafts and accounts payable	(1,305)	(1,203)
Operating lease liabilities	(185)	(189)
Taxes	(58)	70
Other	207	77
Net cash used in operating activities	(41)	(159)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(174)	(126)
Capitalized software expenditures	(91)	(58)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(8)	(95)
Proceeds from sales of businesses and investments, net	9	3
Other	(14)	(9)
Net cash used in investing activities	(278)	(285)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	5,303	8,670
Repayments of short-term borrowings	(5,303)	(8,122)
Repayments of long-term debt	(5)	(5)
Common stock transactions:
Issuances	39	78
Share repurchases, including shares surrendered for tax withholding	(272)	(1,452)
Dividends paid	(140)	(148)
Other	(23)	(224)
Net cash used in financing activities	(401)	(1,203)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(63)	22
Net decrease in cash, cash equivalents, and restricted cash	(783)	(1,625)
Cash, cash equivalents, and restricted cash at beginning of period	4,023	2,981
Cash, cash equivalents, and restricted cash at end of period	3,240	1,356
Less: Restricted cash at end of period included in Prepaid expenses and other	(149)	—
Cash and cash equivalents at end of period	$3,091	$1,356

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with life sciences companies, manufacturers, providers, pharmacies, governments, and other healthcare organizations to help provide the right medicines, medical products, and healthcare services to the right patients at the right time, safely, and cost-effectively. Commencing in the second quarter of 2021, the Company reports its financial results in four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and Prescription Technology Solutions (“RxTS”). The Company’s equity method investment in Change Healthcare LLC (“Change Healthcare JV”), which was split-off from McKesson in the fourth quarter of 2020, has been included in Other for retrospective periods presented. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. Refer to Financial Note 15, “Segments of Business,” for more information.
Basis of Presentation: The condensed consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and controlled companies. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations. All significant intercompany balances and transactions have been eliminated in consolidation including the intercompany portion of transactions with equity method investees.
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
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and therefore do not include all information and disclosures normally included in the annual consolidated financial statements.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S., and includes several provisions related to employment and income taxes, including provisions for the deferral of the employer portion of social security taxes through December 31, 2020. The Company continues to evaluate the legislation for future impacts to its consolidated financial statements, however it did not cause a material impact to the Company’s financial results for the three and six months ended September 30, 2020.
The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 previously filed with the SEC on May 22, 2020 (“2020 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
In the first quarter of 2021, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, to remove, modify and add disclosure requirements on fair value measurements. Certain requirements were applied prospectively while other changes were applied retrospectively on the effective date. The amended guidance removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements, but adds new disclosure requirements including changes in unrealized gains or losses in other comprehensive income related to recurring Level 3 measurements and requirements to disclose the range, and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of this amended guidance resulted in changes in disclosures but did not have an impact on the Company’s Condensed Consolidated Statements of Operations, Comprehensive Income, Balance Sheets, or Cash Flows.
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
Allowance for Credit Losses: Upon the adoption of ASU 2016-13 in the first quarter of 2021, the Company began using the Current Expected Credit Losses ("CECL") methodology to determine an allowance for credit losses related to financial assets measured at amortized cost. The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $219 million was included in Receivables, net on the Condensed Consolidated Balance Sheet as of September 30, 2020. Changes in the allowance were not material for the three and six months ended September 30, 2020.

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
2.    Investment in Change Healthcare Joint Venture
Until the separation of its interest in the Change Healthcare JV on March 10, 2020, the Company accounted for its interest in the joint venture using the equity method of accounting with a one-month reporting lag, with disclosure made for any intervening events of the joint venture in the lag period that could materially affect its condensed consolidated financial statements.
Effective April 1, 2019, the Change Healthcare JV adopted the amended revenue recognition guidance. In the first quarter of 2020, the Company recorded its proportionate share of the joint venture’s adoption impact of the amended revenue recognition guidance of approximately $80 million, net of tax, to the Company’s opening retained earnings.
On June 27, 2019, common stock and certain other securities of Change Healthcare Inc. (“Change”) began trading on the NASDAQ (“IPO”). Change was a holding company and did not own any material assets or have any operations other than its interest in the Change Healthcare JV.
On July 1, 2019, upon the completion of its IPO, Change received net cash proceeds of approximately $888 million. Change contributed the proceeds of $609 million from its offering of common stock to the Change Healthcare JV in exchange for additional membership interests of the Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds of $279 million from the concurrent offering of other securities were used by Change to acquire certain securities of the Change Healthcare JV that substantially mirrored the terms of other securities included in the offering by Change. As a result, McKesson’s equity interest in the Change Healthcare JV was diluted from approximately 70% to approximately 58.5% while Change owned approximately 41.5% of the outstanding LLC Units. Accordingly, in the second quarter of 2020, the Company recognized a pre-tax dilution loss of $246 million primarily representing the difference between its proportionate share of the IPO proceeds and the dilution effect on the investment’s carrying value. These items were included in Equity earnings and charges from investment in Change Healthcare Joint Venture in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019. The Company’s proportionate share of income or loss from this investment was subsequently reduced as immaterial settlements of stock option exercises occurred after the IPO.
In the second quarter of 2020, the Company recorded a pre-tax other-than-temporary impairment (“OTTI”) charge of $1.2 billion to its investment in the Change Healthcare JV, representing the difference between the carrying value of the Company’s investment and the fair value derived from the corresponding closing price of Change’s common stock at September 30, 2019. This charge was included in Equity earnings and charges from investment in Change Healthcare Joint Venture in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019.
The Company recorded its proportionate share of loss from its investment in Change Healthcare JV of $51 million and $47 million, respectively, for the three and six months ended September 30, 2019. The Company’s proportionate share of income or loss from this investment included integration expenses incurred by Change Healthcare JV and basis differences between the joint venture and McKesson, including amortization of fair value adjustments primarily representing incremental intangible assets. These amounts were included within Equity earnings and charges from investment in Change Healthcare Joint Venture in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019.
On March 10, 2020, the Company completed the previously announced separation of its interest in the Change Healthcare JV which eliminated the Company’s investment in the joint venture.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Related Party Transactions
While a party to the joint venture, the Company had various ancillary agreements related to the Change Healthcare JV, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”), and certain other agreements. Revenues recognized and expenses incurred under these agreements with the Change Healthcare JV were not material during the three and six months ended September 30, 2020 and 2019.
Under the agreement executed in 2019 between the Change Healthcare JV, McKesson, Change, and certain subsidiaries of the Change Healthcare JV, McKesson had the ability to adjust the manner in which certain depreciation or amortization deductions are allocated among Change and McKesson. McKesson exercised its right under the agreement and allocated certain depreciation and amortization deductions to Change for the tax year ended March 31, 2019, and estimated certain depreciation and amortization deductions for the tax year ended March 31, 2020. These allocated depreciation and amortization deductions may change as certain events occur, including the filing of the Change Healthcare JV tax return for the tax year ended March 31, 2020.
After McKesson’s separation of its interest in the Change Healthcare JV, the aforementioned TRA agreement requires the Change Healthcare JV to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the depreciation or amortization allocated to Change by McKesson. The receipt of any payments from the Change Healthcare JV under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings. This creates uncertainty over the amount, timing, and probability of the gain recognized. As such, the Company accounts for the TRA as a gain contingency, with no receivable recognized as of September 30, 2020.

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
3.    Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is highly probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less cost to sell is reported as an adjustment to the carrying value of the disposal group. Assets and liabilities that have met the classification of held for sale were $833 million and $537 million, respectively, at September 30, 2020 and $906 million and $683 million, respectively, at March 31, 2020. These amounts primarily consist of the majority of the Company’s German pharmaceutical wholesale business described below.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
German Pharmaceutical Wholesale Joint Venture
On December 12, 2019, the Company announced that it had entered into an agreement (the “Contribution Agreement”) with Walgreens Boots Alliance intending to contribute the majority of its German pharmaceutical wholesale business to create a joint venture in which McKesson will have a noncontrolling interest. This business is within the Company’s International segment. The agreement was subject to regulatory approvals, which were received in the second quarter of 2021, and the contribution was completed on November 1, 2020, as noted below. The transaction does not meet the criteria to be reported as a discontinued operation as it does not constitute a significant strategic business shift. For the three and six months ended September 30, 2020, the Company recorded a charge of $10 million to remeasure the held for sale assets and liabilities to fair value less costs to sell. The Company’s measurement of the fair value of the disposal group was based on the total consideration received by the Company as outlined in the Contribution Agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.
The total assets and liabilities of the German pharmaceutical wholesale joint venture that have met the classification of held for sale on the Company’s Condensed Consolidated Balance Sheets are as follows:

(In millions)	September 30, 2020	March 31, 2020
Assets
Current assets
Receivables, net and other current assets	$519	$548
Inventories, net	463	478
Long-term assets	95	88
Remeasurement of assets of business held for sale to fair value less costs to sell (1)	(296)	(272)
Total assets held for sale	$781	$842

Liabilities
Current liabilities
Drafts and accounts payable	$292	$450
Other accrued liabilities	38	40
Long-term liabilities	176	166
Total liabilities held for sale	$506	$656
(1)Includes the effect of approximately $11 million unfavorable and $3 million favorable cumulative foreign currency translation adjustments as of September 30, 2020 and March 31, 2020, respectively.
On November 1, 2020, the Company completed the contribution of the disposal group to the joint venture. The Company accounted for this transaction as a sale of the German pharmaceutical wholesale business and a subsequent purchase of a 30% interest in the newly formed joint venture in the third quarter of 2021. As a result of finalization of working capital amounts contributed and other adjustments, the Company may record additional gains or losses in future periods. These adjustments are not expected to have a material impact on the Company’s condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4.    Restructuring, Impairment, and Related Charges
The Company recorded restructuring, impairment, and related charges of $60 million and $116 million during the three and six months ended September 30, 2020, respectively, and $45 million and $68 million during the three and six months ended September 30, 2019, respectively. These charges are included under the caption, “Restructuring, impairment, and related charges” in Operating expenses in the Condensed Consolidated Statements of Operations. In addition, charges related to restructuring initiatives are included under the caption “Cost of sales” in its Condensed Consolidated Statements of Operations and were not material for the three and six months ended September 30, 2020 and 2019.
Restructuring Initiatives
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration, and cost competitiveness. The Company expects to record total charges of approximately $90 million to $125 million, of which $90 million of charges were recorded to date. Charges recorded in the three and six months ended September 30, 2020 and 2019 were not material. The estimated remaining charges primarily consist of lease and other exit-related costs, and employee-related expenses. The Company anticipates that the relocation will be complete by January 2021.
During the fourth quarter of 2019, the Company committed to certain programs to continue its operating model and cost optimization efforts. The Company continues to implement centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe, and closures of other facilities. The Company expects to incur total charges of approximately $300 million to $320 million for these programs, of which $271 million of charges were recorded to date. Charges recorded in the three and six months ended September 30, 2020 and 2019 were not material and primarily represented employee severance, accelerated depreciation expense, and project consulting fees. The Company anticipates these additional programs will be substantially completed in 2022. The estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.
During the first quarter of 2021, the Company committed to an initiative within the United Kingdom (“U.K.”), which is included in the Company’s International segment, to further drive transformational changes in technologies and business processes, operational efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. The Company expects to incur total charges of approximately $100 million to $120 million. The Company recorded charges of $27 million and $41 million, respectively, in the three and six months ended September 30, 2020, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. The initiative is expected to be substantially complete by the end of 2021 and estimated remaining charges primarily consist of accelerated amortization and impairments of long-lived assets, facility and other exit costs, and employee-related costs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Fiscal 2021
Restructuring, impairment, and related charges during the three and six months ended September 30, 2020 consisted of the following:

	Three Months Ended September 30, 2020
(In millions)	U.S. Pharmaceutical	International (1)	Medical-Surgical Solutions	Prescription Technology Solutions	Corporate (2)	Total
Severance and employee-related costs, net	$6	$3	$3	$—	$4	$16
Exit and other-related costs (3)	4	5	(1)	—	7	15
Asset impairments and accelerated depreciation	—	27	1	—	1	29
Total	$10	$35	$3	$—	$12	$60
(1)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(2)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above.
(3)Exit and other-related costs primarily consist of project consulting fees.

	Six Months Ended September 30, 2020
(In millions)	U.S. Pharmaceutical	International (1)	Medical-Surgical Solutions	Prescription Technology Solutions	Corporate (2)	Total
Severance and employee-related costs, net	$7	$20	$3	$—	$24	$54
Exit and other-related costs (3)	5	7	2	—	14	28
Asset impairments and accelerated depreciation	—	31	1	—	2	34
Total	$12	$58	$6	$—	$40	$116
(1)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(2)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above.
(3)Exit and other-related costs primarily consist of project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Fiscal 2020
Restructuring, impairment, and related charges during the three and six months ended September 30, 2019 consisted of the following:

	Three Months Ended September 30, 2019
(In millions)	U.S. Pharmaceutical (1)	International (2)	Medical-Surgical Solutions (3)	Prescription Technology Solutions	Corporate (4)	Total
Severance and employee-related costs, net	$3	$5	$1	$—	$10	$19
Exit and other-related costs (5)	—	4	2	—	13	19
Asset impairments and accelerated depreciation	—	3	—	—	4	7
Total	$3	$12	$3	$—	$27	$45
(1)Primarily represents costs associated with the relocation of the Company’s corporate headquarters described above.
(2)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(3)Primarily represents costs associated with a growth initiative which included a reduction in workforce, facility consolidation, and store closures. These initiatives were substantially completed in the year ended March 31, 2020.
(4)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above.
(5)Exit and other-related costs primarily include project consulting fees.

	Six Months Ended September 30, 2019
(In millions)	U.S. Pharmaceutical (1)	International (2)	Medical-Surgical Solutions (3)	Prescription Technology Solutions	Corporate (4)	Total
Severance and employee-related costs, net	$2	$4	$1	$—	$16	$23
Exit and other-related costs (5)	—	6	4	—	23	33
Asset impairments and accelerated depreciation	—	6	1	—	5	12
Total	$2	$16	$6	$—	$44	$68
(1)Primarily represents costs associated with the relocation of the Company’s corporate headquarters described above.
(2)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(3)Primarily represents costs associated with a growth initiative which included a reduction in workforce, facility consolidation, and store closures. These initiatives were substantially completed in the year ended March 31, 2020.
(4)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above.
(5)Exit and other-related costs primarily include project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the six months ended September 30, 2020:

(In millions)	U.S. Pharmaceutical	International	Medical-Surgical Solutions	Prescription Technology Solutions	Corporate	Total
Balance, March 31, 2020 (1)	$29	$66	$22	$1	$39	$157
Restructuring, impairment, and related charges	12	58	6	—	40	116
Non-cash charges	—	(31)	(1)	—	(2)	(34)
Cash payments	(15)	(16)	(11)	(1)	(34)	(77)
Other	—	(1)	(1)	—	(5)	(7)
Balance, September 30, 2020 (2)	$26	$76	$15	$—	$38	$155
(1)As of March 31, 2020, the total reserve balance was $157 million, of which $118 million was recorded in Other accrued liabilities and $39 million was recorded in Other non-current liabilities.
(2)As of September 30, 2020, the total reserve balance was $155 million, of which $128 million was recorded in Other accrued liabilities and $27 million was recorded in Other non-current liabilities.
5.    Income Taxes
During the three months ended September 30, 2020 and 2019, the Company recorded income tax expense of $28 million and an income tax benefit of $294 million, respectively, related to continuing operations. During the six months ended September 30, 2020 and 2019, the Company recorded income tax expense of $178 million and an income tax benefit of $158 million, respectively, related to continuing operations. The Company’s reported income tax rates were expense of 4.3% and benefit of 30.3% for the three months ended September 30, 2020 and 2019, respectively and expense of 13.7% and benefit of 45.0% for the six months ended September 30, 2020 and 2019, respectively. Fluctuations in the Company’s reported income tax rates are primarily due to changes within the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters, primarily due to the impact of an intercompany sale of intellectual property during the three months ended September 30, 2020.
During the second quarter of 2021, the Company sold intellectual property between wholly-owned legal entities within McKesson that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets which was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. The acquiring entity of the intellectual property is entitled to amortize the purchase price of the assets for tax purposes. In accordance with ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” a discrete tax benefit of $105 million, which reduced the Company’s reported income tax rates by 16.0 percentage points and 8.1 percentage points for the three and six months ended September 30, 2020, respectively, was recognized with a corresponding increase to a deferred tax asset for the temporary difference arising from the buyer’s excess tax basis.
As of September 30, 2020, the Company had $1 billion of unrecognized tax benefits, of which $882 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by as much as $105 million due to settlements of tax examinations and statute of limitations expirations in the U.S. federal and state jurisdictions and in foreign jurisdictions. However, this amount may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily relate to its consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $10 million and $21 million during the three and six months ended September 30, 2020, respectively, and $11 million and $22 million during the three and six months ended September 30, 2019, respectively. All amounts were recorded in Net income attributable to noncontrolling interests in the Company’s Condensed Consolidated Statements of Operations and the corresponding liability balance was recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the six months ended September 30, 2020, the Company paid $49 million to purchase 1.8 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the noncontrolling interests by $49 million, and the associated effect of the increase in the Company’s ownership interest on its equity of $3 million was recorded as a net increase to McKesson’s stockholders paid-in capital during 2021. During the three months ended September 30, 2020 and the three and six months ended September 30, 2019, there were no material exercises of the Put Right. The balance of the associated liability for Redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The Redeemable noncontrolling interest is also adjusted each period for the proportion of other comprehensive income, primarily due to changes in foreign currency exchange rates, attributable to the noncontrolling shareholders. At September 30, 2020 and March 31, 2020, the carrying value of redeemable noncontrolling interests of $1.3 billion and $1.4 billion, respectively, exceeded the maximum redemption value of $1.2 billion. At September 30, 2020 and March 31, 2020, the Company owned approximately 78% and 77%, respectively, of McKesson Europe’s outstanding common shares.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and McKesson Europe, which were $200 million and $217 million at September 30, 2020 and March 31, 2020, respectively, in the Company’s Condensed Consolidated Balance Sheets. The Company allocated a total of $40 million and $79 million of net income to noncontrolling interests during the three and six months ended September 30, 2020, respectively, and $42 million and $85 million during the three and six months ended September 30, 2019, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and six months ended September 30, 2020 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, June 30, 2020	$207	$1,414
Net income attributable to noncontrolling interests	40	10
Other comprehensive loss	—	(151)
Reclassification of recurring compensation to other accrued liabilities	—	(10)
Payments to noncontrolling interests	(50)	—
Other	3	2
Balance, September 30, 2020	$200	$1,265

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2020	$217	$1,402
Net income attributable to noncontrolling interests	79	21
Other comprehensive loss	—	(90)
Reclassification of recurring compensation to other accrued liabilities	—	(21)
Payments to noncontrolling interests	(93)	—
Exercises of Put Right	—	(49)
Other	(3)	2
Balance, September 30, 2020	$200	$1,265
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and six months ended September 30, 2019 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, June 30, 2019	$194	$1,399
Net income attributable to noncontrolling interests	42	11
Other comprehensive loss	—	(18)
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(37)	—
Other	11	3
Balance, September 30, 2019	$210	$1,384

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2019	$193	$1,393
Net income attributable to noncontrolling interests	85	22
Other comprehensive loss	—	(12)
Reclassification of recurring compensation to other accrued liabilities	—	(22)
Payments to noncontrolling interests	(76)	—
Other	8	3
Balance, September 30, 2019	$210	$1,384

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Earnings Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted loss per common share for the three and six months ended September 30, 2019 was calculated by excluding potentially dilutive securities from the denominator of the share computation due to their anti-dilutive effects.
The computations for basic and diluted earnings or loss per common share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Income (loss) from continuing operations	$627	$(676)	$1,122	$(193)
Net income attributable to noncontrolling interests	(50)	(53)	(100)	(107)
Income (loss) from continuing operations attributable to McKesson	577	(729)	1,022	(300)
Loss from discontinued operations, net of tax	—	(1)	(1)	(7)
Net income (loss) attributable to McKesson	$577	$(730)	$1,021	$(307)

Weighted-average common shares outstanding:
Basic	162	183	162	185
Effect of dilutive securities:
Restricted stock units	1	—	1	—
Diluted	163	183	163	185

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$3.54	$(3.99)	$6.26	$(1.62)
Discontinued operations	—	—	—	(0.03)
Total	$3.54	$(3.99)	$6.26	$(1.65)
Basic
Continuing operations	$3.56	$(3.99)	$6.31	$(1.62)
Discontinued operations	—	—	(0.01)	(0.03)
Total	$3.56	$(3.99)	$6.30	$(1.65)
(1) Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million of potentially dilutive securities for the three months and six months ended September 30, 2020 were excluded from the computations of diluted net earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Goodwill and Intangible Assets, Net
In the second quarter of 2021, the Company implemented a new segment reporting structure which resulted in four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and RxTS. These reportable segments encompass all operating segments of the Company. This segment change prompted changes in multiple reporting units across the Company. As a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach and assessed for impairment both before and after the reallocation.
The Company recorded a goodwill impairment charge of $69 million (pre-tax and after-tax) in the three and six months ended September 30, 2020 as the estimated fair value of the Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of the Europe Retail Pharmacy reporting unit within the International segment. This impairment charge is included under the caption, “Goodwill impairment charges” in the Condensed Consolidated Statements of Operations. At September 30, 2020, the reporting units in Europe had no remaining balance of goodwill and the remaining balance of goodwill in the International segment relates to one of its reporting units in Canada.
Refer to Financial Note 12, “Fair Value Measurements,” for more information.
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	International	Medical-Surgical Solutions	Prescription Technology Solutions	Total
Balance, March 31, 2020	$3,924	$1,443	$2,453	$1,540	$9,360
Goodwill acquired	—	1	—	—	1
Acquisition accounting, transfers and other adjustments	—	—	—	2	2
Impairment charges	—	(69)	—	—	(69)
Foreign currency translation adjustments, net	39	81	—	—	120
Balance, September 30, 2020	$3,963	$1,456	$2,453	$1,542	$9,414
Information regarding intangible assets is as follows:

	September 30, 2020				March 31, 2020
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,736	$(2,127)	$1,609	$3,650	$(1,950)	$1,700
Service agreements	10	997	(506)	491	994	(480)	514
Pharmacy licenses	26	502	(222)	280	492	(232)	260
Trademarks and trade names	12	894	(314)	580	808	(242)	566
Technology	5	147	(113)	34	175	(111)	64
Other	5	253	(217)	36	273	(221)	52
Total		$6,529	$(3,499)	$3,030	$6,392	$(3,236)	$3,156
Amortization expense of intangible assets was $106 million and $212 million during the three and six months ended September 30, 2020, respectively, and $118 million and $230 million during the three and six months ended September 30, 2019, respectively. Estimated amortization expense of these assets is as follows: $196 million, $367 million, $265 million, $248 million, and $245 million for the remainder of 2021 and each of the succeeding years through 2025 and $1.7 billion thereafter. All intangible assets were subject to amortization as of September 30, 2020 and March 31, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	September 30, 2020	March 31, 2020
U.S. Dollar notes (1) (2)
3.65% Notes due November 30, 2020	$700	$700
4.75% Notes due March 1, 2021	323	323
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
7.65% Debentures due March 1, 2027	167	167
3.95% Notes due February 16, 2028	600	600
4.75% Notes due May 30, 2029	400	400
6.00% Notes due March 1, 2041	282	282
4.88% Notes due March 15, 2044	411	411
Foreign currency notes (1) (3)
0.63% Euro Notes due August 17, 2021	703	662
1.50% Euro Notes due November 17, 2025	700	659
1.63% Euro Notes due October 30, 2026	586	552
3.13% Sterling Notes due February 17, 2029	597	557

Lease and other obligations	239	174
Total debt	7,608	7,387
Less: Current portion	1,760	1,052
Total long-term debt	$5,848	$6,335
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $7.6 billion and $7.4 billion at September 30, 2020 and March 31, 2020, respectively, of which $1.8 billion and $1.1 billion, respectively, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
In the second quarter of 2020, the Company entered into a syndicated $4 billion five-year senior unsecured credit facility (the “2020 Credit Facility”), which has a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euro. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three and six months ended September 30, 2020 and no amounts outstanding as of September 30, 2020 and March 31, 2020. The remaining terms and conditions of the 2020 Credit Facility are substantially similar to those previously in place under the $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which was scheduled to mature in October 2020. The Global Facility was terminated in connection with the execution of the 2020 Credit Facility in September 2019.
Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility contains a financial covenant which obligates the Company to maintain a debt to capital ratio of no greater than 65% and other customary investment grade covenants. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At September 30, 2020, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euro with a committed amount of $9 million and an uncommitted amount of $176 million as of September 30, 2020. Borrowings and repayments were not material during the three and six months ended September 30, 2020 and 2019, and amounts outstanding under these credit lines were not material as of September 30, 2020 and March 31, 2020.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the six months ended September 30, 2020 and 2019, the Company borrowed $5.3 billion and $8.7 billion, respectively, and repaid $5.3 billion and $8.1 billion, respectively, under the program. At September 30, 2020 and March 31, 2020, there were no commercial paper notes outstanding.
10.    Pension Benefits
The net periodic expense for defined benefit pension plans was $7 million and $14 million for the three and six months ended September 30, 2020, respectively, and $111 million and $135 million for the three and six months ended September 30, 2019, respectively.
Cash contributions to these plans were $4 million and $11 million for the three and six months ended September 30, 2020, respectively, and $7 million and $13 million for the three and six months ended September 30, 2019, respectively. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
On May 23, 2018, the Company’s Board of Directors approved the termination of its frozen U.S. defined benefit pension plan (“Plan”). During the first quarter of 2020, the Company offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from Plan assets to these participants in June 2019. The benefit obligation settled approximated payments to Plan participants and a pre-tax settlement charge of $17 million was recorded during the first quarter of 2020. During the second quarter of 2020, the Company transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts for approximately $280 million which was fully funded directly by Plan assets. The third-party insurance provider assumed the obligation to pay future benefits and provide administrative services on November 1, 2019. As a result, the remaining previously recorded unrecognized losses in accumulated other comprehensive loss for the Plan were recognized as expense and a pre-tax settlement charge of approximately $105 million was recorded in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations during the second quarter of 2020.

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
Non-Derivative Instruments Designated as Hedges
At September 30, 2020 and March 31, 2020, the Company had €1.7 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within Accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
Gains or losses from net investment hedges recorded within Other comprehensive income were losses of $83 million and $117 million during the three and six months ended September 30, 2020, respectively, and gains of $91 million and $67 million during the three and six months ended September 30, 2019, respectively. There was no ineffectiveness in non-derivative net investment hedges during the three and six months ended September 30, 2020. Ineffectiveness on the Company’s non-derivative net investment hedges during the three and six months ended September 30, 2019 resulted in gains of $20 million and $30 million, respectively, which were recorded in earnings in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Derivatives Designated as Hedges
At September 30, 2020 and March 31, 2020, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $1.5 billion Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in Accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the three and six months ended September 30, 2020 and 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the first quarter of 2020, the Company terminated cross-currency swaps with a total gross notional amount of £932 million British pound sterling due to ineffectiveness in its British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in the U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million for the six months ended September 30, 2019. This gain was recorded in earnings in Other income (expense), net, net in the Condensed Consolidated Statements of Operations.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in Other comprehensive income were losses of $12 million and $63 million during the three and six months ended September 30, 2020, respectively, and gains of $20 million and $9 million during the three and six months ended September 30, 2019, respectively. There was no ineffectiveness in the Company’s cross-currency swap hedges for the three and six months ended September 30, 2020 and 2019. These cross-currency swaps will mature between November 2020 and November 2024.
On September 30, 2019, the Company entered into a number of cross-currency swaps designated as fair value hedges with total notional amounts of £450 million British pound sterling. Under the terms of the cross-currency swap contracts, the Company agreed with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread. These swaps are utilized to hedge the changes in the fair value of the underlying £450 million British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives, which are designated as fair value hedges, and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from these fair value hedges recorded in earnings for the three and six months September 30, 2020 and 2019 were largely offset by the losses recorded in earnings related to these notes. The swaps will mature in February 2023.
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For cross-currency swap transactions, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At September 30, 2020 and March 31, 2020, the Company had cross-currency swaps with total gross notional amounts of approximately $2.6 billion and $2.9 billion, respectively, which are designated as cash flow hedges. These swaps will mature between February 2021 and January 2024.
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
Gains or losses from cash flow hedges recorded in Other comprehensive income were losses of $23 million and $28 million during the three and six months ended September 30, 2020, respectively, and were gains of $17 million and $35 million during the three and six months ended September 30, 2019, respectively. Gains or losses reclassified from Accumulated other comprehensive income and recorded in Operating expenses in the Condensed Consolidated Statements of Operations were not material in the three and six months ended September 30, 2020 and 2019. There was no ineffectiveness in the Company’s cash flow hedges for the three and six months ended September 30, 2020 and 2019.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company has a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At September 30, 2020 and March 31, 2020, the total gross notional amounts of these contracts were $44 million and $29 million, respectively. These contracts will predominantly mature through December 2020 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in Operating expenses. Changes in the fair values were not material in the three and six months ended September 30, 2020 and 2019. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.
During the three and six months ended September 30, 2019, the Company also entered into a number of forward contracts to offset a portion of the earnings impacts from the ineffectiveness of the net investment hedges discussed above. These contracts matured in September 2019 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly in earnings. During the three and six months ended September 30, 2019, losses of $20 million and $39 million, respectively, were recorded in earnings within Other income (expense), net in the Condensed Consolidated Statements of Operations.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	September 30, 2020			March 31, 2020
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$20	$12	$925	$112	$19	$1,279
Cross-currency swaps (non-current)	Other non-current assets/liabilities	81	42	3,313	182	—	3,313
Forward starting interest rate swaps (current)	Other accrued liabilities	—	11	1,203	—	—	—
Total		$101	$65		$294	$19
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$1	$—	$32	$2	$—	$24
Foreign exchange contracts (current)	Other accrued liabilities	—	—	13	—	—	5
Total		$1	$—		$2	$—
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.
12.     Fair Value Measurements
At September 30, 2020 and March 31, 2020, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs.
The Company’s long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.6 billion and $8.4 billion at September 30, 2020, respectively, and $7.4 billion and $7.8 billion at March 31, 2020, respectively. The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2020 and March 31, 2020 included investments in money market funds of $129 million and $2.0 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry. These investments, with a carrying value of $235 million and $170 million, respectively, at September 30, 2020 and March 31, 2020, and primarily consisting of investments without readily determinable fair values, are included within Other non-current assets in the Condensed Consolidated Balance Sheets. In the second quarter of 2021, three of the companies in which McKesson holds investments in equity securities were converted into shares of public common stock through initial public offerings and an acquisition. Net gains related to the Company’s investments in equity securities, primarily representing unrealized gains on the publicly traded securities discussed above, were $49 million and $59 million for the three and six months ended September 30, 2020, respectively. These gains were recorded under the caption, “Other income (expense), net,” in the Condensed Consolidated Income Statements. There were no other material changes in the carrying value of these investments during the three or six months ended September 30, 2020. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of September 30, 2020 included long-lived assets in the U.K. as discussed in more detail in Financial Note 4, “Restructuring, Impairment, and Related Charges,” and goodwill of the Company’s Europe Retail Pharmacy reporting unit within the International segment. Refer to Financial Note 8, “Goodwill and Intangible Assets, Net,” for more information. At March 31, 2020, assets measured at fair value on a nonrecurring basis included long-lived assets of the Company’s European and Rexall Health businesses within the International segment.
The aforementioned investments in equity securities includes the carrying value of investments without readily determinable fair values, which were determined using a measurement alternative and are recorded at cost less impairment, plus or minus any changes in observable price from orderly transactions of the same or similar security of the same issuer. These inputs are considered Level 2 under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future.
There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2020 and March 31, 2020.
Restricted Cash
Restricted cash, included within Prepaid expenses and other on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020, primarily consists of funds temporarily held on behalf of unaffiliated medical practice groups related to their COVID-19 business continuity borrowings. The amounts have been designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities. Corresponding deposit liabilities associated with these funds have been recorded by the Company within Other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
13.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 21 to the Company’s 2020 Annual Report and Financial Note 13 to the Company’s 10-Q filing for the quarterly period ended June 30, 2020, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, it is not reasonably possible for the Company to determine that a loss is probable for a claim, or to reasonably estimate the amount of loss or a range of loss, because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability or seek an indeterminate amount of damages. It is not uncommon for claims to be resolved over many years. The Company reviews loss contingencies at least quarterly to determine whether the loss probability has changed and whether it can make a reasonable estimate of the possible loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability in the amount of its estimate for the ultimate loss. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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

Three cases involving McKesson that were previously part of the federal MDL have been remanded to other federal courts for discovery and trial. On January 14, 2020, the Judicial Panel on Multidistrict Litigation finalized its Conditional Remand Order, ordering that the cases against the three largest distributors brought by Cabell County, West Virginia and the City of Huntington, West Virginia be remanded to the U.S. District Court for the Southern District of West Virginia. A trial has been scheduled for January 4, 2021. On February 5, 2020, the case brought by the City and County of San Francisco was remanded to the U.S. District Court for the Northern District of California; trial has been set for June 28, 2021. Also on February 5, 2020, the case brought by the Cherokee Nation was remanded to the U.S. District Court for the Eastern District of Oklahoma.
The Company is also named in approximately 400 similar state court cases pending in 36 states plus Puerto Rico, along with 3 cases in Canada. These include actions filed by 26 state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits, and putative class action lawsuits brought on behalf of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state cases. For example, trial was previously set to begin in March 2020 in the Supreme Court of New York, Suffolk County for a case brought by the New York attorney general and two New York county governments, but the trial was postponed in light of the COVID-19 pandemic.
The Company continues to be involved in discussions with the objective of achieving broad resolution of opioid-related claims brought by governmental entities. For example, in October 2020, a group of state attorneys general proposed a framework for the potential settlement of opioid claims of governmental entities, including political subdivisions, and compensation for the private attorneys representing these governmental entities.
Under the framework proposed by the attorneys general, the three largest U.S. pharmaceutical distributors could be expected to pay an aggregate amount of up to $21.0 billion over 18 years, with up to approximately $8.0 billion over 18 years expected from the Company. The proposed framework would also require the three distributors, including the Company, to adopt changes to anti-diversion programs. If the negotiating parties agree on the terms for a broad resolution, those potential terms would need to be agreed to by numerous other state and local governments before an agreement could be accepted by the Company and finalized. Under the framework, before the distributors determine whether to enter into any final settlement, they would assess the sufficiency of the scope of settlement, based in part on the number and identities of the states, political subdivisions, and governmental entities that would participate in any such settlement. If states, political subdivisions or other governmental entities did not agree to a settlement under the framework, there would be a corresponding reduction in the amount due from the Company to account for this.
Discussions with attorneys general and other parties continue. To be viable, a broad settlement arrangement would require participation of numerous parties and the resolution of many complex issues. Because of the many uncertainties associated with any potential settlement arrangements, and the uncertainty of the scope of potential participation by plaintiffs, the Company has not reached a point where settlement is probable, and as such has not recognized any liability related to any potential settlement framework as of September 30, 2020.
While the Company continues to be involved in discussions regarding a potential global settlement framework, the Company also continues to prepare for trial in these matters. The Company believes that it has valid defenses to the claims pending against it and intends to vigorously defend against all such claims. Because of the novelty of the claims asserted and the complexity of litigation, the Company has determined that liability is not probable, and is not able to reasonably estimate a loss or range of loss. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
In December 2019, the Company was served with a qui tam complaint filed by two relators alleging violations of the federal False Claims Act based on alleged predicate violations of the Controlled Substances Act and its implementing regulations, United States ex rel. Kelley, 19-cv-2233. On August 18, 2020, the court entered an order granting the Company’s motion to dismiss and giving the relators permission to file an amended complaint. On September 8, 2020, pursuant to the court’s order, the relators filed a Second Amended Complaint.
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
On March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads), was served with a qui tam complaint filed in July 2017 in the United States District Court for the Southern District of Illinois by a relator against RxC Acquisition Company, among others, alleging that UCB, Inc. provided illegal “kickbacks” to providers, including nurse educator services and reimbursement assistance services provided through RxC Acquisition Company, in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZNHCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The complaint sought treble damages, civil penalties, and further relief. The United States and the states named in the complaint declined to intervene in the suit. On December 17, 2018, the United States filed a motion to dismiss the complaint in its entirety; this motion was denied on April 15, 2019. On June 7, 2019, the court denied the United States’ motion for reconsideration. On July 8, 2019, the United States appealed to the United States Court of Appeals for the Seventh Circuit seeking interlocutory review of the denial of its motion for reconsideration of the denial of the motion to dismiss the complaint. On September 3, 2019, the United States District Court for the Southern District of Illinois stayed the district court proceedings pending the appeal. On August 17, 2020, the Seventh Circuit reversed the district court’s decision on the United States’ motion to dismiss and remanded the case with instructions that the district court enter judgment for the defendants on the relator’s claims under the False Claims Act. The relator sought a re-hearing en banc at the Seventh Circuit, which was denied. The relator did not pursue any further appeals and the relator’s False Claims Act case was dismissed, with judgment entered in favor of the defendants on September 30, 2020.
The Company is a defendant in an amended complaint filed on June 15, 2018 in a case pending in the United States District Court for the Southern District of Illinois alleging that the Company’s subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of safety and conventional syringes and safety IV catheters. Marion Diagnostic Center, LLC v. Becton, Dickinson, et al., No. 18:1059. The action is filed on behalf of a purported class of purchasers, and seeks treble damages and further relief, all in unspecified amounts. On July 20, 2018, the defendants filed a motion to dismiss. On November 30, 2018, the district court granted the motion to dismiss, and dismissed the complaint with prejudice. On December 27, 2018, plaintiffs appealed the order to the United States Court of Appeals for the Seventh Circuit. On March 5, 2020, the United States Court of Appeals for the Seventh Circuit vacated the district court’s order, and ruled that dismissal was appropriate on alternative grounds. The case was remanded to the district court to allow the plaintiffs an opportunity to amend their complaint. Plaintiffs filed an amended complaint on August 21, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On May 21, 2019, Jean E. Henry, a purported Company shareholder, filed a shareholder derivative complaint in the Superior Court of San Francisco, California against certain current and former officers and directors of the Company, and the Company as a nominal defendant, alleging violations of fiduciary duties and waste of corporate assets with respect to an alleged conspiracy to fix the prices of generic drugs, Henry v. Tyler, et al., CGC-19-576119. On May 23, 2019, the Company removed the case to the United States District Court for the Northern District of California, Case No. 19-cv-02869. On August 26, 2019, the plaintiff filed an amended complaint, removing all claims except for an alleged breach of fiduciary duty by the named current and former officers and directors of the Company. On January 21, 2020, the United States District Court for the Northern District of California granted the defendants’ motion to dismiss the complaint, and on July 1, 2020, the court granted the defendant’s motion to dismiss the plaintiff’s amended complaint with prejudice. The plaintiff did not file an appeal.
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
IV. State Opioid Statutes

Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that it may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On July 6, 2018, the Healthcare Distribution Alliance filed a lawsuit challenging the constitutionality of the law and seeking an injunction against its enforcement. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State appealed that decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. The Company has accrued a $50 million pre-tax charge ($37 million after-tax) as its estimated share of the OSA surcharge for calendar years 2017 and 2018. This OSA provision was recognized as Operating expenses in the accompanying condensed consolidated statement of operations and as Other accrued liabilities in the condensed consolidated balance sheets as of September 30, 2020. The State of New York adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The law adopting the excise tax made clear that the OSA does not apply to sales or distributions occurring after December 31, 2018.

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
Share Repurchase Plans
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions.
During the three months ended June 30, 2020, there were no share repurchases made under previously authorized share repurchase programs. During the three months ended September 30, 2020, the Company repurchased 1.8 million of the Company’s shares for $269 million through open market transactions at an average price per share of $151.23, of which $21 million was accrued within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September and settled in early October. The total authorization outstanding for repurchases of the Company’s common stock was $1.3 billion at September 30, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Other Comprehensive Income (Loss)
Information regarding Other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2020	2019	2020	2019
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax expense of nil, nil, nil, and nil (2) (3)	$111	$(114)	$207	$(44)
Reclassified to income statement, net of income tax expense of nil, nil, nil, and nil	—	—	—	—
	111	(114)	207	(44)
Unrealized gains (losses) on net investment hedges
Unrealized gains (losses) on net investment hedges arising during period, net of income tax (expense) benefit of $25, $(29), $47, and $(20) (3)(4)	(70)	82	(133)	56
Reclassified to income statement, net of income tax expense of nil, nil, nil, and nil	—	—	—	—
	(70)	82	(133)	56
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax (expense) benefit of $4, $(4), $4, and $(10)	(19)	13	(24)	25
Reclassified to income statement, net of income tax expense of nil, nil, nil, and nil	—	—	—	—
	(19)	13	(24)	25
Changes in retirement-related benefit plans (5)
Net actuarial gain and prior service cost arising during the period, net of income tax benefit of nil, $2, nil, and $1	—	(9)	—	(3)
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $1, nil, $1, and nil (6)	—	1	2	2
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil, and nil	(9)	5	(10)	7
Reclassified to income statement, net of income tax expense of nil, $27, nil, and $32 (7)	—	78	—	90
	(9)	75	(8)	96
Other comprehensive income, net of tax	$13	$56	$42	$133
(1)Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of the Company’s foreign subsidiary, McKesson Europe, and its operations in Canada into the Company’s reporting currency, U.S. dollars.
(2)During the three and six months ended September 30, 2020, the net foreign currency translation adjustments were primarily due to the strengthening of the Canadian dollar and Euro against the U.S. dollar from April 1, 2020 to September 30, 2020. During the three and six months ended September 30, 2019, the net foreign currency translation adjustments were primarily due to the weakening of the Euro and British pound sterling against the U.S. dollar from April 1, 2019 to September 30, 2019.
(3)The three and six months ended September 30, 2020 includes net foreign currency translation adjustments of $119 million and $61 million, respectively, and the three and six months ended September 30, 2019 includes net foreign currency translation adjustments of $19 million and $13 million, respectively, attributable to redeemable noncontrolling interests.
(4)The three and six months ended September 30, 2020 includes foreign currency losses of $83 million and $117 million, respectively, on the net investment hedges from the €1.7 billion Euro-denominated notes and £450 million British pound sterling-denominated notes, losses of $12 million and $63 million, respectively, on the net investment hedges from cross-currency swaps, and losses on net investment hedges of $1 million attributable to redeemable noncontrolling interests. The three and six months ended September 30, 2019 include foreign currency gains of $91 million and $67 million, respectively, on the net investment hedges from the €1.95 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and gains of $20 million and $9 million, respectively, on the net investment hedges from cross-currency swaps.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(5)The three and six months ended September 30, 2020 include net actuarial losses of $5 million and $2 million, respectively, and the three and six months ended September 30, 2019 include net actuarial gains of $1 million, which are attributable to redeemable noncontrolling interests.
(6)Pre-tax amount was reclassified into Cost of sales and Operating expenses in the Condensed Consolidated Statements of Operations. The related tax expense was reclassified into Income tax benefit (expense) in the Condensed Consolidated Statements of Operations.
(7)The three and six months ended September 30, 2019 primarily reflects a reclassification of a pension settlement charge from Accumulated other comprehensive loss to Other income (expense), net in the Condensed Consolidated Statement of Operations.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss) by component for the three and six months ended September 30, 2020 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(1,742)	$75	$44	$(112)	$(1,735)
Other comprehensive income (loss) before reclassifications	111	(70)	(19)	(9)	13
Amounts reclassified to earnings and other	—	—	—	—	—
Other comprehensive income (loss)	111	(70)	(19)	(9)	13
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(119)	(1)	—	(5)	(125)
Other comprehensive income (loss) attributable to McKesson	230	(69)	(19)	(4)	138
Balance at September 30, 2020	$(1,512)	$6	$25	$(116)	$(1,597)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(1,780)	$138	$49	$(110)	$(1,703)
Other comprehensive income (loss) before reclassifications	207	(133)	(24)	(10)	40
Amounts reclassified to earnings and other	—	—	—	2	2
Other comprehensive income (loss)	207	(133)	(24)	(8)	42
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(61)	(1)	—	(2)	(64)
Other comprehensive income (loss) attributable to McKesson	268	(132)	(24)	(6)	106
Balance at September 30, 2020	$(1,512)	$6	$25	$(116)	$(1,597)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss) by component for the three and six months ended September 30, 2019 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(1,564)	$27	$(25)	$(216)	$(1,778)
Other comprehensive income (loss) before reclassifications	(114)	82	13	(4)	(23)
Amounts reclassified to earnings and other	—	—	—	79	79
Other comprehensive income (loss)	(114)	82	13	75	56
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(19)	—	—	1	(18)
Other comprehensive income (loss) attributable to McKesson	(95)	82	13	74	74
Balance at September 30, 2019	$(1,659)	$109	$(12)	$(142)	$(1,704)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2019	$(1,628)	$53	$(37)	$(237)	$(1,849)
Other comprehensive income (loss) before reclassifications	(44)	56	25	4	41
Amounts reclassified to earnings and other	—	—	—	92	92
Other comprehensive income (loss)	(44)	56	25	96	133
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(13)	—	—	1	(12)
Other comprehensive income (loss) attributable to McKesson	(31)	56	25	95	145
Balance at September 30, 2019	$(1,659)	$109	$(12)	$(142)	$(1,704)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
15.    Segments of Business
Commencing in the second quarter of 2021, the Company implemented a new segment reporting structure which resulted in four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and RxTS. Other, for retrospective periods presented, consists of the Company’s equity method investment in Change Healthcare JV, which was split-off from McKesson in the fourth quarter of 2020. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
The U.S. Pharmaceutical segment distributes branded, generic, specialty, biosimilar, and over-the-counter pharmaceutical drugs and other healthcare-related products. This segment also provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing, technological, and other services.
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s operations in Europe provide distribution and services to wholesale, institutional, and retail customers in 13 European countries where it owns, partners, or franchises with retail pharmacies and operates through two businesses: Pharmaceutical Distribution and Retail Pharmacy. The Company’s Canada operations deliver vital medicines, supplies, and information technology services throughout Canada and includes Rexall Health retail pharmacies. McKesson Europe was previously reflected as the European Pharmaceutical Solutions reportable segment and McKesson Canada was previously included in Other.
The Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers more than 275,000 national brand medical-surgical products as well as McKesson’s own line of products through a network of distribution centers within the United States.
The RxTS segment brings together existing businesses, including CoverMyMeds, RelayHealth, RxCrossroads, and High Volume Solutions, to serve the Company’s biopharma and life sciences partners and patients, connecting pharmacies, providers, payers, and biopharma. RxCrossroads was previously included in the former U.S. Pharmaceutical and Specialty Solutions reportable segment and CoverMyMeds, RelayHealth, and High Volume Solutions were previously included in Other.
Other, for retrospective periods presented consists of the Company’s investment in the Change Healthcare JV, which was split-off from the Company in the fourth quarter of 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2020	2019	2020	2019
Segment revenues (1)
U.S. Pharmaceutical	$48,067	$45,613	$92,737	$89,402
International	9,540	9,321	18,092	18,728
Medical-Surgical Solutions	2,533	2,056	4,334	3,959
Prescription Technology Solutions	668	626	1,324	1,255
Total revenues	$60,808	$57,616	$116,487	$113,344

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$623	$641	$1,236	$1,217
International (4)	(45)	30	(42)	61
Medical-Surgical Solutions	187	129	276	254
Prescription Technology Solutions	88	98	156	198
Other (5)	—	(1,454)	—	(1,450)
Subtotal	853	(556)	1,626	280
Corporate expenses, net (6)	(148)	(350)	(216)	(511)
Interest expense	(50)	(64)	(110)	(120)
Income (loss) from continuing operations before income taxes	$655	$(970)	$1,300	$(351)
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 6% of the International segment’s total revenues, less than 2% of the Medical-Surgical Solutions segment’s total revenues, and approximately 40% of the RxTS segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are domestic.
(2)Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for the Company’s reportable segments. For retrospective periods presented, Operating loss for Other reflects equity earnings and charges from the Company’s equity method investment in the Change Healthcare JV, which was split-off from McKesson in the fourth quarter of 2020.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit for the three and six months ended September 30, 2020 includes $52 million and $104 million, respectively, and for the three and six months ended September 30, 2019 includes $33 million and $48 million, respectively, of pre-tax credits related to the last-in, first-out (“LIFO”) method of accounting for inventories. The three and six months ended September 30, 2020 also includes a charge of $50 million recorded in connection with the Company’s estimated liability under the State of New York’s Opioid Stewardship Act.
(4)The Company’s International segment’s operating loss for the three and six months ended September 30, 2020 includes restructuring, impairment, and related charges of $35 million and $58 million, respectively, primarily associated with the closure of retail pharmacy stores within the U.K. business, as discussed in more detail in Financial Note 4, “Restructuring, Impairment, and Related Charges,” and a goodwill impairment charge of $69 million (pre-tax and after-tax) related to one of the Company’s reporting units in Europe, as discussed in more detail in Financial Note 8, “Goodwill and Intangible Assets, Net.”
(5)Operating loss for Other for the three and six months ended September 30, 2019 includes a pre-tax impairment charge of $1.2 billion and a pre-tax dilution loss of $246 million associated with the Company’s investment in Change Healthcare JV. Operating loss for Other also includes the Company’s proportionate share of loss from Change Healthcare JV of $51 million and $47 million for the three and six months ended September 30, 2019, respectively.
(6)Corporate expenses, net for the six months ended September 30, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received during the first quarter of 2021 from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program. Corporate expenses, net, for the three and six months ended September 30, 2020 include net gains of $49 million and $59 million, respectively, associated with certain of the Company’s equity investments and, for the three and six months ended September 30, 2019, include settlement charges of $105 million and $122 million, respectively, from the termination of the Company’s defined benefit pension plan and a settlement charge of $82 million related to opioid claims. The three and six months ended September 30, 2020 includes $41 million and $84 million, respectively, and the three and six months ended September 30, 2019 includes $36 million and $72 million, respectively, of pre-tax charges opioid-related costs, primarily litigation expenses.

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
We implemented a new segment reporting structure commencing in the second quarter of 2021, which resulted in four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and Prescription Technology Solutions (“RxTS”). Other, for retrospective periods presented, consists of our equity method investment in Change Healthcare LLC (“Change Healthcare JV”), which was split-off from McKesson in the fourth quarter of 2020. All prior segment information has been recast to reflect our new segment structure and current period presentation. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
The following summarizes our four reportable segments and the changes made to our reporting structure commencing in the second quarter of 2021. Refer to Financial Note 15, “Segments of Business,” in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our reportable segments.
•U.S. Pharmaceutical, previously the U.S. Pharmaceutical and Specialty Solutions reportable segment, continues to distribute branded, generic, specialty, biosimilar, and over-the-counter pharmaceutical drugs and other healthcare-related products. This segment also provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices.
•International is a new reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. McKesson Europe was previously reflected as the European Pharmaceutical Solutions reportable segment and McKesson Canada was previously included in Other.
•Medical-Surgical Solutions provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the United States and was unaffected by the segment realignment.
•RxTS is a new reportable segment that brings together existing businesses, including CoverMyMeds, RelayHealth, RxCrossroads, and High Volume Solutions to serve our biopharma and life sciences partners and patients. RxCrossroads was previously included in our former U.S. Pharmaceutical and Specialty Solutions reportable segment and CoverMyMeds, RelayHealth, and High Volume Solutions were previously included in Other.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and six months ended September 30, 2020.
•Coronavirus disease 2019 (“COVID-19”) impacted our results of operations for the three and six months ended September 30, 2020. Following the onset of the pandemic, pharmaceutical distribution volumes decreased during the first quarter as a result of the weakened and uncertain global economic environment and COVID-19 restrictions, including government shutdowns and shelter-in-place orders. While the COVID-19 pandemic continues to be fluid, we saw pharmaceutical distribution volumes begin to improve across our businesses during the second quarter as well as an increase in demand for COVID-19 tests;
•During the second quarter of 2021, we expanded our existing partnership with the Centers for Disease Control and Prevention (“CDC”) to support the U.S. government’s Operation Warp Speed (“OWS”) team as a centralized distributor of future COVID-19 vaccines and ancillary supplies needed to administer vaccinations. We have also partnered with the Department of Health and Human Services (“HHS”) to manage the assembly and distribution of the ancillary supplies needed to administer the future COVID-19 vaccines. For a more in-depth discussion of how COVID-19 impacted our business, operations, and outlook, refer to the COVID-19 section of "Trends and Uncertainties" included below;
•Revenues of $60.8 billion for the three months ended September 30, 2020 increased 6% from the prior year, and revenues of $116.5 billion for the six months ended September 30, 2020 increased 3% from the prior year. The increase in revenues is primarily driven by market growth in our U.S. Pharmaceutical segment. Revenues for the six months ended September 30, 2020 also includes adverse impacts from COVID-19, primarily due to pharmaceutical distribution volume declines across our businesses largely during the first quarter of 2021.
•Gross profit increased 5% for the three months ended September 30, 2020 compared to the prior year primarily driven by sales of COVID-19 tests in our Medical-Surgical Solutions segment and growth in our U.S. Pharmaceutical segment. Gross profit increased 1% for the six months ended September 30, 2020 compared to the prior year primarily due to higher LIFO credits and growth in our U.S. Pharmaceutical segment, partially offset by the net adverse impacts of COVID-19;
•Total operating expenses for the three and six months ended September 30, 2020 includes a goodwill impairment charge of $69 million recorded in connection with our segment realignment that commenced in the second quarter of 2021. Refer to the “Goodwill Impairment” section below for further details;
•Total operating expenses for the three and six months ended September 30, 2020 reflects a charge of $50 million related to our estimated liability under the State of New York’s Opioid Stewardship Act (the “OSA”). Refer to the State Opioid Statutes section of “Trends and Uncertainties” below for further details;
•Total operating expenses for the six months ended September 30, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation for the three and six months ended September 30, 2020 of $3.54 and $6.26, respectively, reflects the aforementioned items, a lower tax rate, and a lower share count compared to the prior year driven largely by the separation of our investment in Change Healthcare JV on March 10, 2020;
•We returned $388 million of cash to shareholders through $248 million of common stock repurchases, excluding shares surrendered for tax withholding, and $140 million of dividend payments during the six months ended September 30, 2020. On July 29, 2020, we raised our quarterly dividend from $0.41 to $0.42 per common share; and
•On November 1, 2020, we completed the contribution of our German pharmaceutical wholesale business to a newly formed joint venture with Walgreens Boots Alliance and the subsequent purchase of a 30% interest in this joint venture. Future equity earnings and charges from the joint venture will be included in other income (expense), net.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends and Uncertainties:
COVID-19
In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020.
We continue to evaluate the nature and extent COVID-19 has on our business and operations. The pandemic developed rapidly during our fourth quarter of 2020 and continues to evolve. Infection rates and COVID-19 cases have increased to higher levels throughout our first two quarters of 2021, particularly in the United States (“U.S.”). The full extent to which COVID-19 will impact us depends on future developments, including the continued duration and spread of the virus, as well as potential new outbreaks.
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
As a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions, we are well positioned to respond to the COVID-19 pandemic in the U.S., Canada, and Europe. We have worked and continue to work closely with national and local governments, agencies, and industry partners to ensure supplies, including personal protective equipment, and medicine reached our customers and patients.
We have taken the necessary steps to ensure that we continue to supply our customers and protect the safety of our employees. The various responses we put in place to mitigate the impact of COVID-19 on our business operations, including telecommuting and work-from-home policies, restricted travel requirements, employee support programs, and enhanced safety measures are intended to limit exposure to COVID-19. We expanded employee medical benefits covering COVID-19 related visits, treatments, and testing as well as expanded telehealth options to not only protect employee safety, but to provide further support including additional emergency leave and an internal paid time off donation platform for employees impacted by COVID-19. We have taken steps to enhance employee safety within our facilities by promoting the practice of social distancing where feasible, providing reminders to wash or disinfect their hands, avoiding unnecessary face touching, placing hand sanitizers within our operating environments, and periodically cleaning and disinfecting our facilities. We have also added technology resources to support our employees working remotely. These responses were initially put in place during our fourth quarter of 2020, which we maintained through the first half of 2021. During the second quarter of 2021, we also implemented on-site workplace temperature screening as we continue to adapt our health and safety practices in response to the COVID-19 pandemic. These steps to protect the safety of our employees have resulted in limited disruption of our normal business operations, productivity trends, and have not materially impacted our operating expenses or operating margins.
We have evaluated the impact of our telecommuting and work-from-home policies on our system of internal controls and we have concluded that these policies did not have a material effect on our internal control over financial reporting during the six months ended September 30, 2020. We also took various actions to mitigate the impact of COVID-19 on our results from operations through cost-containment and payroll-related expenses.
During the first quarter, we experienced growth in pharmaceutical distribution and specialty drug volumes at a lower rate in the U.S., while pharmaceutical distribution volumes decreased in Europe and Canada due to the COVID-19 pandemic, as compared to the same prior year period. Specialty drug volumes increased, but were negatively impacted by lower demand for elective specialty drugs, as compared to the same prior year period. We also experienced continued decreased demand for primary care medical-surgical supplies due to deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic and closures in doctors’ offices, which was partially offset by increased demand for COVID-19 tests and personal protective equipment. Additionally, the decreased traffic in doctors’ offices and general shelter-in-place guidance by governmental authorities negatively impacted retail pharmacy foot traffic in both Europe and Canada. These trends improved during the second quarter as we experienced stabilization of prescription volumes across the enterprise and improved frequency of primary care patient visits. Additionally, we saw improvements in both operations of doctor’s offices and retail pharmacy foot traffic in Europe and Canada as well as continued sales of personal protective equipment and increased demand for COVID-19 tests.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The demand for COVID-19 tests and personal protective equipment had a favorable impact to revenues for the three and six months ended September 30, 2020. However, during the first quarter, we had lower pharmaceutical volumes, specialty drug volumes, and patient care visits which had a negative impact on consolidated revenues for the six months ended September 30, 2020. During the three and six months ended September 30, 2020, operating expenses decreased as a result of the pandemic largely due to savings from restricted travel requirements, decreased meetings, and decreased payroll-related expenses. The favorable reduction in operating expenses was partially offset by increased costs of transport, costs for enhanced sterilization procedures to sanitize operating facilities, and costs of personal protective equipment for our employees. The aforementioned items had a favorable impact on consolidated income from continuing operations before income taxes for the three months ended September 30, 2020, but an unfavorable impact on the six months ended September 30, 2020, when compared to the same prior year periods. Additionally, supplier price increases on certain personal protective equipment continue to compress our margins. These personal protective equipment items have been recognized within our inventory at increased supplier prices, which, if not supported by future market prices, would require a write-down to net realizable value. While we have not recognized a material write-down of inventory in our financial results to date, we are not able to predict whether future market price volatility may require such write-downs in future periods. Impacts to future periods due to COVID-19 may differ based on future developments, including the duration and spread of the virus, potential seasonality of new outbreaks, as well as the approval and subsequent distribution of a vaccine.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws and includes provisions to provide relief for healthcare providers and patients. We have taken advantage of the provision to defer certain employer payroll taxes and continue to monitor the potential impact of other tax legislation changes as result of the CARES Act. We anticipate changes in the timing of certain cash flows, with no material impact to our financial results for the three and six months ending September 30, 2020.
On August 14, 2020, we expanded our partnership with the CDC through an amendment to our existing Vaccines for Children Program contract for the distribution of certain COVID-19 vaccines. While the terms of the final vaccine distribution agreement are subject to further negotiation and finalization, we will support the U.S. government’s OWS team as a centralized distributor of future COVID-19 vaccines and ancillary supplies needed to administer vaccinations. In the centralized model, the U.S. government directs us on the distribution of the vaccines and related supplies to point-of-care sites across the country. We make no decisions on where products are to be distributed. We will utilize our expertise and capabilities to support the CDC’s efforts to vaccinate everyone in the U.S. who wants to receive a COVID-19 vaccine. The CDC and McKesson collaborated similarly in response to the H1N1 pandemic. The related results of operations in future periods will be reflected in our U.S. Pharmaceutical segment. During the second quarter of 2021 we commenced initial capital expenditures to prepare for future vaccine distribution which were not material to our financial condition or liquidity. We currently cannot estimate the entire financial impact that the vaccine distribution agreement with the CDC will have on our future financial condition, results of operations, and liquidity.
On September 23, 2020, we announced our contract with the HHS where our Medical-Surgical Solutions segment will leverage its expertise to manage the assembly of supply kits needed to administer COVID-19 vaccines, including sourcing of some of those supplies. The kits will be produced and distributed to other HHS contractors at the direction of HHS. Ancillary supply kits will include alcohol prep pads, face shields, surgical masks, additional personal protective equipment, needles and syringes, and vaccine administrative items. The financial impact of these arrangements with the CDC and HHS depend on numerous uncertainties, including timing of when a vaccine will be approved and made available for production and distribution to the public.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
We continue to monitor the COVID-19 pandemic impact on our supply chain. Although the availability of various products is dependent on our suppliers, their location, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers, industry partners, and government agencies to meet the needs of our customers during the pandemic. We have assembled a Critical Care Drug Task Force, made up of our procurement specialists, clinical health systems pharmacists, and supply chain professionals, focused on securing additional product where available, sourcing back-up products, adjusting allocations to ensure equitable distribution, and to protect our operations across all locations and facilities. We are also working with manufacturers through several channels, including our ClarusONE and global sourcing teams in London, and our leaders are actively engaged in addressing potential shortages. We have a robust Business Continuity and Disaster Recovery Program (“BCRP”) and we have proactively enhanced our BCRP in response to the COVID-19 pandemic to support our priorities to protect our customers, ensure the safety and security of our employees and workplaces, and ensure the continuity of critical business processes.
We were able to maintain appropriate labor and overall vendor supply levels during the first half of 2021. Our inventory levels have fluctuated in response to supply availability and customer demand patterns for certain products, with varying inventory level impacts depending on the specific product within our portfolio of offerings. We collaborated closely with the federal government and other healthcare stakeholders to source more critical personal protective equipment to the U.S. This collaboration expedited the shipment of critical medical supplies to areas hit hardest by COVID-19, as identified by the Federal Emergency Management Agency. We are closely monitoring demand and usage of personal protective equipment. As our supply levels improve, and the federal government evolves guidance on the prioritization of providers or geographic markets, we will continue to adapt our distribution policies.
We face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our future business operations, financial condition, results of operations, and liquidity. Additionally, continued responses from authorities and regulators at all levels of government may materially impact us in future periods. Due to several rapidly changing variables related to the COVID-19 pandemic, estimations of future economic trends and the timing of when stability will return remains challenging. Refer to Item 1A - Risk Factors in Part I of our 2020 Annual Report and Item 1A - Risk Factors in Part II of this Quarterly Report on Form 10-Q for a disclosure of risk factors related to COVID-19.
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
State Opioid Statutes
Legislative, regulatory, or industry measures to address the misuse of prescription opioid medications could affect our business in ways that we may not be able to predict. In April 2018, the State of New York adopted the OSA which required the imposition of an annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State of New York appealed to the U.S. Court of Appeals to the Second Circuit. The State of New York has subsequently adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The law adopting the excise tax made clear that the OSA would apply only to opioid sales on or before December 31, 2018. The excise tax applies only to the first sale occurring in New York, and thus may not apply to sales from our distribution centers in New York to New York customers.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. If the appellate court’s decision stands, the OSA will be reinstated for calendar years 2017 and 2018 (but not beyond those years), and, subject to any further legal challenge, we will have to pay our ratable share of the annual surcharge for those two years. We reflected an estimated liability for the OSA surcharge in our accompanying condensed consolidated financial statements on the assumption that the appellate court’s decision will stand. Refer to Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Three Months Ended September 30,				Six Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Revenues	$60,808	$57,616	6%		$116,487	$113,344	3%
Gross profit	3,000	2,867	5		5,700	5,654	1
Gross profit margin	4.93%	4.98%	(5)	bp	4.89%	4.99%	(10)	bp
Total operating expenses	(2,366)	(2,241)	6		(4,388)	(4,394)	—
Total operating expenses as a percentage of revenues	3.89%	3.89%	—	bp	3.77%	3.88%	(11)	bp
Other income (expense), net	$71	$(78)	191%		$98	$(41)	339%
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	(1,454)	(100)		—	(1,450)	(100)
Interest expense	(50)	(64)	(22)		(110)	(120)	(8)
Income (loss) from continuing operations before income taxes	655	(970)	168		1,300	(351)	470
Income tax benefit (expense)	(28)	294	(110)		(178)	158	(213)
Income (loss) from continuing operations	627	(676)	193		1,122	(193)	681
Loss from discontinued operations, net of tax	—	(1)	(100)		(1)	(7)	(86)
Net income (loss)	627	(677)	193		1,121	(200)	661
Net income attributable to noncontrolling interests	(50)	(53)	(6)		(100)	(107)	(7)
Net income (loss) attributable to McKesson Corporation	$577	$(730)	179%		$1,021	$(307)	433%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$3.54	$(3.99)	189%		$6.26	$(1.62)	486%
Discontinued operations	—	—	NM		—	(0.03)	(100)
Total	$3.54	$(3.99)	189%		$6.26	$(1.65)	479%

Weighted-average diluted common shares outstanding	163	183	(11)%		163	185	(12)%
bp - basis points
NM - computation not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three and six months ended September 30, 2020 compared to the same prior year periods primarily due to market growth in our U.S. Pharmaceutical segment. Revenues were unfavorably impacted for the six months ended September 30, 2020 due to reduced customer demand as a result of COVID-19, which drove declines in pharmaceutical distribution volumes across our businesses largely during the first quarter of 2021. Market growth includes growing drug utilization, price increases and newly launched products, partially offset by price deflation associated with branded to generic drug conversion.
Gross Profit
Gross profit increased for the three months ended September 30, 2020 compared to the same prior year period primarily due to increased demand for COVID-19 tests in our Medical-Surgical Solutions segment and growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment. Gross profit and gross profit margin were favorably impacted by the effects of foreign currency exchange fluctuations and higher last-in, first-out (“LIFO”) credits in the second quarter of 2021, as further described below.
Gross profit increased for the six months ended September 30, 2020 compared to the same prior year period primarily due to higher LIFO credits for the first half of 2021 compared to the same prior year period and growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment. Gross profit and gross profit margin were adversely impacted from COVID-19 largely during the first quarter of 2021, including disruptions of doctors’ office operations, deferred or cancelled elective procedures, lower demand for pharmaceuticals, and overall reduction of foot traffic in pharmacies, partially offset by demand for COVID-19 tests and personal protective equipment.
LIFO inventory credits were $52 million and $33 million for the three months ended September 30, 2020 and 2019, respectively, and $104 million and $48 million for the six months ended September 30, 2020 and 2019, respectively, which favorably impacted our gross profit margin both in the second quarter and first half of 2021 compared to the same prior year periods. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external influences. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year. LIFO credits are higher in the second quarter and first half of 2021 compared to the same prior year periods primarily due to relatively lower estimated brand inflation and higher generic deflation.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and six months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2020	2019	Change		2020	2019	Change
Operating expenses	$2,237	$2,196	2%		$4,203	$4,326	(3)%
Goodwill impairment charges	69	—	NM		69	—	NM
Restructuring, impairment, and related charges	60	45	33		116	68	71
Total operating expenses	$2,366	$2,241	6%		$4,388	$4,394	-%
Percent of revenues	3.89%	3.89%	—	bp	3.77%	3.88%	(11)	bp
bp - basis points
NM - computation not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
For the three months ended September 30, 2020, total operating expenses increased and total operating expenses as a percentage of revenues remained flat compared to the same prior year period. For the six months ended September 30, 2020, total operating expenses remained flat and total operating expenses as a percentage of revenues decreased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•Operating expenses for the three and six months ended September 30, 2020 includes a charge of $50 million related to our estimated liability under the OSA as previously discussed in the “Trends and Uncertainties” section;
•Operating expenses for the three months ended September 30, 2020 and 2019 includes opioid-related expenses of $41 million and $36 million, respectively, and $84 million and $72 million for the six months ended September 30, 2020 and 2019, respectively, primarily related to litigation expenses;
•Operating expenses for the six months ended September 30, 2020 includes a net gain of $131 million reflecting insurance proceeds received, net of attorneys' fees and expenses awarded to plaintiffs' counsel, in connection with the previously reported $175 million settlement of the shareholder derivative action related to our controlled substances monitoring program;
•Operating expenses for three and six months ended September 30, 2019 includes a settlement charge of $82 million recorded in connection with an agreement to settle all opioid-related claims filed by two Ohio counties;
•Operating expenses for the three and six months ended September 30, 2020 reflects cost savings of $20 million and $52 million, respectively, on travel and entertainment due to travel restrictions associated with COVID-19;
•Operating expenses for the three and six months ended September 30, 2020 when compared to the same prior year periods includes higher corporate expenses and increased costs to support business growth, particularly in our Medical-Surgical Solutions and RxTS segments.
•Goodwill impairment charges of $69 million for the three and six months ended September 30, 2020 was recorded in connection with our segment realignment that commenced in the second quarter of 2021. Refer to the “Goodwill Impairment” section below for further details;
•Restructuring, impairment, and related charges for three and six months ended September 30, 2020 and 2019 primarily includes charges related to our European businesses and Corporate expenses, net. In addition, charges related to restructuring initiatives are included under the caption “Cost of sales” in our Condensed Consolidated Statements of Operations and were not material for the three and six months ended September 30, 2020 and 2019. Refer to the “Restructuring Initiatives” section below and Financial Note 4, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information; and
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations for the three and six months ended September 30, 2020.
Goodwill Impairment
As previously disclosed in our 2020 Annual Report, the estimated fair value of our McKesson Canada reporting unit exceeded the carrying value as part of our 2020 annual goodwill impairment test. However, other risks, expenses and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
As discussed in the “Overview of Our Business” section, our operating structure was realigned commencing in the second quarter of 2021 into four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and RxTS. These reportable segments encompass all operating segments of the Company.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The segment realignment resulted in changes in multiple reporting units across the Company, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020. As a result, we were required to perform a goodwill impairment test for these reporting units and recorded a goodwill impairment charge in our Europe Retail Pharmacy reporting unit of $69 million for the three and six months ended September 30, 2020. At September 30, 2020, the Europe Retail Pharmacy reporting unit had no remaining balance of goodwill. These reporting units are included within the International reportable segment. Other risks, expenses and future developments that we were unable to anticipate as of the testing date may require us to further revise the future projected cash flows, which could adversely affect the fair value of our reporting units in future periods. As a result, we may be required to record additional impairment charges. Refer to Financial Note 8, “Goodwill and Intangible Assets, Net” to the accompanying condensed financial statements appearing in this Quarterly Report on Form 10-Q.
Restructuring Initiatives
During the first quarter of 2021, we committed to an initiative within the United Kingdom (“U.K.”), which forms part of the International segment, to further drive transformational changes in technologies and business processes, operational efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. The initiative is expected to be substantially completed by the end of 2021.
In 2019, we committed to certain programs to continue our operating model and cost optimization efforts. We continue to implement centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe, and closures of other facilities. We anticipate these additional programs will be substantially completed in 2022.
Additionally, we committed to certain actions in connection with the previously announced relocation of our corporate headquarters from San Francisco, California to Irving, Texas, which became effective April 1, 2019. We anticipate that the relocation will be completed by January 2021.
In connection with the above initiatives, we expect to record total charges of approximately $490 million to $565 million, of which $402 million of charges were recorded to date primarily representing employee severance, exit-related costs, asset impairment charges, and accelerated depreciation. Estimated remaining charges primarily consist of accelerated amortization and impairments of long-lived assets, facility, lease, and other exit costs and employee-related costs. Refer to Financial Note 4, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on various initiatives.
Other Income (Expense), Net
The change in other income, net for the three and six months ended September 30, 2020 compared to other expense, net for the same prior year periods was primarily due to pension settlement charges of $105 million and $122 million recognized during the three and six months ended September 30, 2019, respectively, related to our previously approved termination of the frozen U.S. defined benefit pension plan. In connection with the pension plan termination, we purchased annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants.
Other income, net for the three and six months ended September 30, 2020 also includes net gains recognized from our equity investments of $49 million and $59 million, respectively. This primarily reflects mark-to-market gains on our investments in publicly traded securities as further described in Financial Note 12, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In future periods, fair value adjustments recognized in our operating results for these types of investments may be adversely impacted by market volatility. Other expense, net for the six months ended September 30, 2019 includes net settlement gains of $26 million from our derivative contracts.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture
Until the separation of our investment in Change Healthcare JV on March 10, 2020, we accounted for this investment using the equity method of accounting. Our proportionate share of income from our investment in Change Healthcare JV was $51 million and $47 million for the three and six months ended September 30, 2019, respectively, which primarily includes transaction and integration expenses incurred by the joint venture and basis differences between the joint venture and McKesson including amortization of fair value adjustments.
On June 27, 2019, common stock and certain other securities of Change Healthcare, Inc. (“Change”) began trading on the NASDAQ (“IPO”). On July 1, 2019, upon the completion of its IPO, Change contributed net cash proceeds it received from its offering of common stock to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities were also used by Change to acquire certain securities of Change Healthcare JV. As a result, McKesson’s equity interest in Change Healthcare JV was reduced from 70% to approximately 58.5%, which was used to recognize our proportionate share in net loss from Change Healthcare JV, commencing in the second quarter of 2020. As a result of the ownership dilution to 58.5% from 70%, we recognized a dilution loss of approximately $246 million in the second quarter of 2020. Additionally, our proportionate share of income or loss from this investment was subsequently reduced as immaterial settlements of stock option exercises occurred after the IPO and further diluted our ownership.
In the second quarter of 2020, we recorded an other-than-temporary-impairment (“OTTI”) charge of $1.2 billion to our investment in Change Healthcare JV, representing the difference between the carrying value of our investment and the fair value derived from the corresponding closing price of Change’s common stock at September 30, 2019. This charge was included within equity earnings and charges from investment in Change Healthcare joint venture in our condensed consolidated statements of operations for the three and six months ended September 30, 2019.
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
After the separation, Change Healthcare JV is required under the tax receivable agreement (“TRA”) to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, resulting from depreciation or amortization allocated to Change by McKesson. The receipt of any payments under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings, which creates uncertainty over the amount, timing, and probability of the gain recognized. As such, we accounted for the TRA as a gain contingency, with no receivable recognized as of September 30, 2020.
Interest Expense
Interest expense decreased for the three and six months ended September 30, 2020 compared to the same prior year periods primarily due to a decrease in the issuance of commercial paper. Interest expense may also fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Benefit (Expense)
During the three months ended September 30, 2020 and 2019, we recorded income tax expense of $28 million and income tax benefit of $294 million, respectively, related to continuing operations. During the six months ended September 30, 2020 and 2019, we recorded income tax expense of $178 million and income tax benefit of $158 million, respectively, related to continuing operations. Our reported income tax rates were 4.3% and 30.3% for the three months ended September 30, 2020 and 2019, respectively, and 13.7% and 45.0% for the six months ended September 30, 2020 and 2019, respectively. Fluctuations in our reported income tax rates are primarily due to changes within our business mix of income and discrete items recognized. Refer to Financial Note 5, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended September 30, 2020 and 2019 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under a domination and profit and loss transfer agreement (the “Domination Agreement”). Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ equity on our condensed consolidated balance sheets. Refer to Financial Note 6, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Net Income (Loss) Attributable to McKesson Corporation
Net income (loss) attributable to McKesson Corporation was $577 million and $(730) million for the three months ended September 30, 2020 and 2019, respectively, and $1.0 billion and $(307) million for the six months ended September 30, 2020 and 2019, respectively. Diluted earnings (loss) per common share attributable to McKesson Corporation was $3.54 and $(3.99) for the three months ended September 30, 2020 and 2019, respectively, and $6.26 and $(1.65) for the six months ended September 30, 2020 and 2019, respectively. Additionally, our diluted earnings per share for the for the three and six months ended September 30, 2020 and 2019 reflects the cumulative effects of share repurchases.
Weighted-Average Diluted Common Shares
Diluted earnings (loss) per common share was calculated based on a weighted-average number of shares outstanding of 163 million and 183 million for the three months ended September 30, 2020 and 2019, respectively, and 163 million and 185 million for the six months ended September 30, 2020 and 2019, respectively. Net loss per diluted share for the three and six months ended September 30, 2019 is calculated by excluding dilutive securities from the denominator due to their antidilutive effects. Weighted-average diluted shares for three and six months ended September 30, 2020 decreased from the same prior year periods primarily due to the separation from our investment in Change Healthcare JV on March 10, 2020.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Segment revenues
U.S. Pharmaceutical	$48,067	$45,613	5%	$92,737	$89,402	4%
International	9,540	9,321	2	18,092	18,728	(3)
Medical-Surgical Solutions	2,533	2,056	23	4,334	3,959	9
Prescription Technology Solutions	668	626	7	1,324	1,255	5
Total revenues	$60,808	$57,616	6%	$116,487	$113,344	3%
U.S. Pharmaceutical
Three Months Ended September 30, 2020 vs. 2019
U.S. Pharmaceutical revenues for the three months ended September 30, 2020 increased 5% compared to the same prior year period primarily due to market growth, including branded pharmaceutical price increases, growth in specialty pharmaceuticals, and higher volumes from retail national account customers, partially offset by branded to generic drug conversions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2020 vs. 2019
U.S. Pharmaceutical revenues for the six months ended September 30, 2020 increased 4% compared to the same prior year period primarily due to market growth, including branded pharmaceutical price increases, growth in specialty pharmaceuticals, and higher volumes from retail national account customers, partially offset by branded to generic drug conversions. Revenues for this segment were unfavorably impacted by the loss of customers and reduced demand for pharmaceuticals in retail pharmacies and institutional healthcare providers due to COVID-19, particularly during the first quarter of 2021.
International
Three Months Ended September 30, 2020 vs. 2019
International revenues for the three months ended September 30, 2020 increased 2% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 1% primarily due to the exit of unprofitable customers in our Canadian business, partially offset by one additional sales day this quarter in our European pharmaceutical distribution business compared to the same prior year period and market growth in our European retail business.
Six Months Ended September 30, 2020 vs. 2019
International revenues for the six months ended September 30, 2020 decreased 3% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 4% primarily due to lower pharmaceutical distribution volumes resulting from the adverse impacts from COVID-19 largely during the first quarter of 2021 and the exit of unprofitable customers in our Canadian business. These decreases were partially offset by favorability due to additional sales days for the six months ended September 30, 2020 compared to the same prior year period in our European operations.
Medical-Surgical Solutions
Three Months Ended September 30, 2020 vs. 2019
Medical-Surgical Solutions revenues for the three months ended September 30, 2020 increased 23% compared to the same prior year period primarily due to sales of COVID-19 tests and personal protective equipment, as well as organic growth across the segment. Revenues for this segment were unfavorably impacted by a divestiture that closed during the fourth quarter of 2020.
Six Months Ended September 30, 2020 vs. 2019
Medical-Surgical Solutions revenues for the six months ended September 30, 2020 increased 9% compared to the same prior year period primarily due to sales of COVID-19 tests and personal protective equipment, partially offset by lower demand due to customer closures in our primary care business largely during the first quarter of 2021. Revenues for this segment were unfavorably impacted by a divestiture that closed during the fourth quarter of 2020.
Prescription Technology Solutions
Three Months Ended September 30, 2020 vs. 2019
RxTS revenues for the three months ended September 30, 2020 increased 7% compared to the same prior year period primarily driven by increased volume with new and existing customers, partially offset by a change in mix of certain biopharma brands within our programs.
Six Months Ended September 30, 2020 vs. 2019
RxTS revenues for the six months ended September 30, 2020 increased 5% compared to the same prior year period primarily driven by increased volume with new and existing customers. This was partially offset by the adverse impacts of COVID-19 largely during the first quarter of 2021.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2020	2019	Change		2020	2019	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$623	$641	(3)%		$1,236	$1,217	2%
International (3)	(45)	30	(250)		(42)	61	(169)
Medical-Surgical Solutions	187	129	45		276	254	9
Prescription Technology Solutions	88	98	(10)		156	198	(21)
Other (4)	—	(1,454)	(100)		—	(1,450)	(100)
Subtotal	853	(556)	253		1,626	280	481
Corporate expenses, net (5)	(148)	(350)	(58)		(216)	(511)	(58)
Interest expense	(50)	(64)	(22)		(110)	(120)	(8)
Income (loss) from continuing operations before income taxes	$655	$(970)	168%		$1,300	$(351)	470%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.30%	1.41%	(11)	bp	1.33%	1.36%	(3) bp
International	(0.47)	0.32	(79)		(0.23)	0.33	(56)
Medical-Surgical Solutions	7.38	6.27	111		6.37	6.42	(5)
Prescription Technology Solutions	13.17	15.65	(248)		11.78	15.78	(400)
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for our reportable segments. For retrospective periods presented, operating loss for Other reflects equity earnings and charges from our equity method investment in Change Healthcare JV, which we split-off in the fourth quarter of 2020.
(2)Operating profit for our U.S. Pharmaceutical segment includes a charge of $50 million for the three and six months ended September 30, 2020 related to our estimated liability under the OSA.
(3)Operating loss for our International segment includes restructuring, impairment, and related charges of $35 million and $58 million for the three and six months ended September 30, 2020, respectively, associated with the closure of retail pharmacy stores within the U.K. business and a goodwill impairment charge of $69 million for the three and six months ended September 30, 2020 related to our European retail business.
(4)Operating loss for Other for the three and six months ended September 30, 2019 includes an impairment charge of $1.2 billion and a dilution loss of $246 million related to our investment in Change Healthcare JV.
(5)Corporate expenses, net for the three and six months ended September 30, 2020 includes net gains from our equity investments of $49 million and $59 million, respectively. Corporate expenses, net for the six months ended September 30, 2020 also includes a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program. Corporate expenses, net for the three and six months ended September 30, 2019 includes pension settlement charges of $105 million and $122 million, respectively, and a settlement charge of $82 million related to opioid claims.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended September 30, 2020 vs. 2019
Operating profit and operating profit margin decreased for this segment for the three months ended September 30, 2020 compared to the same prior year period primarily due to a charge of $50 million recorded during the second quarter of 2021 related to our estimated liability under the OSA and increased costs for strategic growth initiatives. This was partially offset by higher LIFO credits and growth in specialty pharmaceuticals.
Six Months Ended September 30, 2020 vs. 2019
Operating profit increased for this segment for the six months ended September 30, 2020 compared to the same prior year period primarily resulting from higher LIFO credits and growth in specialty pharmaceuticals, partially offset by increased costs for strategic growth initiatives. Additionally, the aforementioned OSA charge of $50 million adversely impacted our operating profit and operating profit margin for the six months ended September 30, 2020.
International
Three Months Ended September 30, 2020 vs. 2019
The change in operating loss and operating loss margin for this segment for the three months ended September 30, 2020 compared to operating profit and operating profit margin for the same prior year period was primarily due to a goodwill impairment charge of $69 million related to our European retail business and higher restructuring charges related to our initiative in the U.K., partially offset by lower operating expenses across our European businesses.
Six Months Ended September 30, 2020 vs. 2019
The change in operating loss and operating loss margin for this segment for the six months ended September 30, 2020 compared to operating profit and operating profit margin for the same prior year period was primarily due to a goodwill impairment charge of $69 million related to our European retail business and higher restructuring charges related to our initiative in the U.K., partially offset by lower operating expenses across our European businesses.
Medical-Surgical Solutions
Three Months Ended September 30, 2020 vs. 2019
Operating profit and operating profit margin for this segment increased for the three months ended September 30, 2020 compared to the same prior year period primarily due to sales of COVID-19 tests.
Six Months Ended September 30, 2020 vs. 2019
Operating profit for this segment increased for the six months ended September 30, 2020 compared to the same prior year period primarily due to sales of COVID-19 tests and personal protective equipment, partially offset by customer closures in our primary care business largely during the first quarter of 2021. Operating profit margin for the six months ended September 30, 2020 was also negatively impacted by supplier price increases on personal protective equipment and changes in our product mix.
Prescription Technology Solutions
Three Months Ended September 30, 2020 vs. 2019
Operating profit and operating profit margin for this segment decreased for the three months ended September 30, 2020 compared to the same prior year period primarily driven by higher operating expenses to support business growth. Operating profit margin for this segment also decreased due to changes in our product mix.
Six Months Ended September 30, 2020 vs. 2019
Operating profit and operating profit margin for this segment decreased for the six months ended September 30, 2020 compared to the same prior year period primarily due to higher operating expenses to support business growth. Operating profit margin for this segment also decreased due to changes in our product mix.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other
Operating loss for Other for the three and six months ended September 30, 2019 includes an impairment charge of $1.2 billion and a dilution loss of $246 million related to our investment in Change Healthcare JV. Operating loss for Other also includes our proportionate share of loss from Change Healthcare JV of $51 million and $47 million for the three and six months ended September 30, 2019, respectively.
Corporate Expenses, Net
Corporate expenses, net, decreased for the three and six months ended September 30, 2020 compared to the same prior year periods primarily due to pension settlement charges of $105 million and $122 million recognized during the three and six months ended September 30, 2019, respectively, and an opioid claim settlement charge of $82 million recognized in the second quarter of 2020. Additionally, we recognized net gains from our equity investments of $49 million and $59 million during the three and six months ended September 30, 2020, respectively, and a net gain of $131 million during the six months ended September 30, 2020 in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program. Corporate expenses, net for the six months ended September 30, 2019 includes net settlement gains of $26 million from our derivative contracts.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our long-term and short-term capital expenditures, working capital, and other cash requirements. As described within the “Trends and Uncertainties” section above, the COVID-19 pandemic is developing rapidly. We continue to monitor its impact on demand within parts of our business, as well as trends potentially impacting the timing or ability for some of our customers to pay amounts owed to us. We remain well-capitalized with access to liquidity from our revolving credit facility. Additionally, long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open during the COVID-19 pandemic. We have seen continued improvement in conditions in the debt markets and commercial paper markets as the Federal Reserve has taken steps to stabilize the markets. We believe we have the ability to meet the covenants of our credit agreements.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Six Months Ended September 30,
(Dollars in millions)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(41)	$(159)	$118
Investing activities	(278)	(285)	7
Financing activities	(401)	(1,203)	802
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(63)	22	(85)
Net change in cash, cash equivalents, and restricted cash	$(783)	$(1,625)	$842

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Operating Activities
Operating activities used cash of $41 million and $159 million during the six months ended September 30, 2020 and 2019, respectively. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sale and purchase volumes, inventory requirements, and vendor payment terms. Operating activities for the six months ended September 30, 2020 were affected by increases in inventory of $1.4 billion due to higher stock levels to meet sales demand, decreases in drafts and accounts payable of $1.3 billion primarily from effective working capital management at year end, and decreases in receivables of $981 million primarily due to higher sales recognized at the end of March 2020. Operating activities for the six months ended September 30, 2019 were affected by decreases in drafts and accounts payable of $1.2 billion primarily associated with timing and increases in receivables of $866 million due to revenue growth. Operating activities for the six months ended September 30, 2019 also includes a non-cash pension settlement charge of $122 million.
Investing Activities
Investing activities used cash of $278 million and $285 million during the six months ended September 30, 2020 and 2019, respectively. Investing activities for the six months ended September 30, 2020 and 2019 includes $265 million and $184 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software.
Financing Activities
Financing activities used cash of $401 million and $1.2 billion during the six months ended September 30, 2020 and 2019, respectively. Financing activities for the six months ended September 30, 2020 includes cash receipts and payments of $5.3 billion for short-term borrowings, primarily commercial paper. Financing activities for the six months ended September 30, 2019 includes cash receipts of $8.7 billion and payments of $8.1 billion for short-term borrowings, primarily commercial paper. Financing activities for the six months ended September 30, 2020 and 2019 includes $272 million and $1.5 billion, respectively, of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for the six months ended September 30, 2020 and 2019 includes $140 million and $148 million of cash paid for dividends, respectively. Cash used for other financing activities generally includes payments to noncontrolling interests. Other financing activities for the six months ended September 30, 2020 also includes restricted cash inflow related to funds temporarily held on behalf of unaffiliated medical practice groups and a payment of $49 million to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders.
Share Repurchase Plans
Our Board of Directors (the “Board”) has authorized the repurchase of McKesson’s common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions.
In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. We repurchased a total of 4.7 million shares at an average price per share of $127.68 during the six months ended September 30, 2019.
During the three months ended June 30, 2019, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64. During the three months ended September 30, 2019, we repurchased 5.2 million of the Company’s shares for $750 million through open market transactions at an average price per share of $144.28.
During the three months ended June 30, 2020, there were no share repurchases made under previously authorized share repurchase programs. During the three months ended September 30, 2020, the Company repurchased 1.8 million of the Company’s shares for $269 million through open market transactions at an average price per share of $151.23, of which $21 million was accrued within “Other accrued liabilities” on our Condensed Consolidated Balance Sheets for share repurchases that were executed in late September and settled in early October.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The total authorization outstanding for repurchases of the Company’s common stock was $1.3 billion at September 30, 2020.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2020	March 31, 2020
Cash, cash equivalents, and restricted cash	$3,240	$4,023
Working capital	(379)	(402)
Debt to capital ratio (1)	50.4%	52.1%
Return on McKesson stockholders’ equity (2)	38.3	13.3
(1)Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests and accumulated other comprehensive loss.
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
Our cash and cash equivalents balance as of September 30, 2020 and March 31, 2020 included approximately $1.6 billion and $1.7 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital improved at September 30, 2020 compared to March 31, 2020 primarily due to an increase in inventory and a decrease in drafts and accounts payable, partially offset by decreases in cash and cash equivalents and receivables and an increase in our current portion of long-term debt.
Our debt to capital ratio decreased for the six months ended September 30, 2020 primarily due to an increase in stockholders’ equity driven by net income for the first half of 2021, partially offset by share repurchases.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
At September 30, 2020 and March 31, 2020, the carrying value of redeemable noncontrolling interests related to McKesson Europe of $1.3 billion and $1.4 billion, respectively, exceeded the maximum redemption value of $1.2 billion. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Upon the effectiveness of the Domination Agreement on December 2, 2014, the noncontrolling shareholders of McKesson Europe received a put right that enables them to put their McKesson Europe shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published semiannually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid (“Put Amount”). The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. During the six months ended September 30, 2020, we paid $49 million to purchase 1.8 million shares of McKesson Europe through exercises of the put right by the noncontrolling shareholders. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain. Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not expire, but it may be terminated at the end of any fiscal year by giving at least six month’s advance notice. Refer to Financial Note 6, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our participation in vaccination distribution programs may materially affect our operating results, reputation, and business.

We participate as a distributor in government-sponsored vaccination programs, such as the U.S. government’s Vaccines for Children program for childhood disease immunization and its Operation Warp Speed (“OWS”) program for COVID-19 vaccines. We also provide supplies used for vaccine administration in those programs. Our participation in such programs exposes us to various uncertainties. For example, the novel nature of the SARS-CoV‑2 virus and the broad scope of the planned COVID-19 vaccine distribution program introduce uncertainty about which vaccine candidates may be approved, when such approvals may occur, what volumes of products may become available for distribution by us, the effectiveness of vaccines, and the cost of distribution. Because of such uncertainties, our operating results may be subject to variability. Our participation in such programs also exposes us to various risks, including regulatory compliance, government oversight, dependence on government funding, contractual performance, litigation, security risks, and supply chain challenges. Any significant problems with our participation in such programs might have a materially adverse impact on our reputation and our business. Because of these risks and uncertainties our operating results may be materially higher or lower than our projections.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions.
During the three months ended June 30, 2020, there were no share repurchases made under previously authorized share repurchase programs. During the three months ended September 30, 2020, the Company repurchased 1.8 million of the Company’s shares for $269 million through open market transactions at an average price per share of $151.23. The total authorization outstanding for repurchases of the Company’s common stock was $1.3 billion at September 30, 2020.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended September 30, 2020.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2020 – July 31, 2020	—	$—	—	$1,535
August 1, 2020 – August 31, 2020	0.3	152.66	0.3	1,487
September 1, 2020 – September 30, 2020	1.5	150.93	1.5	1,267
Total	1.8		1.8
(1)This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.Defaults Upon Senior Securities.
None.

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
Not applicable.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description
10.1*†	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

MCKESSON CORPORATION

Date:	November 3, 2020	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	November 3, 2020	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller