Form 10-Q
period 2020-12-31
MCKESSON CORP
filed 2021-02-02
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 159,167,434 shares of the issuer’s common stock were outstanding as of December 31, 2020.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues	$62,599	$59,172	$179,086	$172,516
Cost of sales	(59,448)	(56,139)	(170,235)	(163,829)
Gross profit	3,151	3,033	8,851	8,687
Operating expenses	(2,291)	(2,535)	(6,625)	(6,779)
Claims and litigation charges, net	(8,067)	—	(7,936)	(82)
Goodwill impairment charges	—	(2)	(69)	(2)
Restructuring, impairment, and related charges	(155)	(136)	(271)	(204)
Total operating expenses	(10,513)	(2,673)	(14,901)	(7,067)
Operating income (loss)	(7,362)	360	(6,050)	1,620
Other income (expense), net	54	26	152	(15)
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	(28)	—	(1,478)
Interest expense	(55)	(64)	(165)	(184)
Income (loss) from continuing operations before income taxes	(7,363)	294	(6,063)	(57)
Income tax benefit (expense)	1,189	(47)	1,011	111
Income (loss) from continuing operations	(6,174)	247	(5,052)	54
Loss from discontinued operations, net of tax	—	(5)	(1)	(12)
Net income (loss)	(6,174)	242	(5,053)	42
Net income attributable to noncontrolling interests	(52)	(56)	(152)	(163)
Net income (loss) attributable to McKesson Corporation	$(6,226)	$186	$(5,205)	$(121)

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$(39.03)	$1.06	$(32.28)	$(0.60)
Discontinued operations	—	(0.03)	(0.01)	(0.06)
Total	$(39.03)	$1.03	$(32.29)	$(0.66)
Basic
Continuing operations	$(39.03)	$1.06	$(32.28)	$(0.60)
Discontinued operations	—	(0.02)	(0.01)	(0.06)
Total	$(39.03)	$1.04	$(32.29)	$(0.66)

Weighted-average common shares outstanding
Diluted	159.5	179.7	161.2	183.1
Basic	159.5	178.7	161.2	183.1

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$(6,174)	$242	$(5,053)	$42

Other comprehensive income, net of tax
Foreign currency translation adjustments	107	43	181	55
Unrealized gains (losses) on cash flow hedges	(12)	8	(36)	33
Changes in retirement-related benefit plans	24	—	16	96
Other comprehensive income, net of tax	119	51	161	184

Comprehensive income (loss)	(6,055)	293	(4,892)	226
Comprehensive income attributable to noncontrolling interests	(77)	(66)	(113)	(161)
Comprehensive income (loss) attributable to McKesson Corporation	$(6,132)	$227	$(5,005)	$65

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$3,577	$4,015
Receivables, net	18,877	19,950
Inventories, net	19,211	16,734
Assets held for sale	15	906
Prepaid expenses and other	688	617
Total current assets	42,368	42,222
Property, plant, and equipment, net	2,518	2,365
Operating lease right-of-use assets	1,955	1,886
Goodwill	9,511	9,360
Intangible assets, net	2,980	3,156
Other non-current assets	2,513	2,258
Total assets	$61,845	$61,247

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
Current liabilities
Drafts and accounts payable	$36,509	$37,195
Short-term borrowings	152	—
Current portion of long-term debt	777	1,052
Current portion of operating lease liabilities	384	354
Liabilities held for sale	14	683
Other accrued liabilities	4,094	3,340
Total current liabilities	41,930	42,624
Long-term debt	6,467	6,335
Long-term deferred tax liabilities	773	2,255
Long-term operating lease liabilities	1,747	1,660
Long-term litigation liabilities	8,067	—
Other non-current liabilities	1,846	1,662
Redeemable noncontrolling interests	1,292	1,402
McKesson Corporation stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized and 273 and 272 shares issued at December 31, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	6,847	6,663
Retained earnings	7,595	13,022
Accumulated other comprehensive loss	(1,503)	(1,703)
Treasury shares, at cost, 114 and 110 shares at December 31, 2020 and March 31, 2020, respectively	(13,418)	(12,892)
Total McKesson Corporation stockholders’ equity (deficit)	(477)	5,092
Noncontrolling interests	200	217
Total equity (deficit)	(277)	5,309
Total liabilities, redeemable noncontrolling interests, and equity (deficit)	$61,845	$61,247
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount					Common Shares	Amount
Balances, September 30, 2020	273	$2	$6,780	$—	$13,890	$(1,597)	(112)	$(13,185)	$200	$6,090
Issuance of shares under employee plans	—	—	16	—	—	—	—	(2)	—	14
Share-based compensation	—	—	51	—	—	—	—	—	—	51
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(41)	(41)
Other comprehensive income	—	—	—	—	—	94	—	—	—	94
Net income (loss)	—	—	—	—	(6,226)	—	—	—	41	(6,185)
Repurchase of common stock	—	—	—	—	—	—	(2)	(231)	—	(231)
Cash dividends declared, $0.42 per common share	—	—	—	—	(67)	—	—	—	—	(67)
Other	—	—	—	—	(2)	—	—	—	—	(2)
Balances, December 31, 2020	273	$2	$6,847	$—	$7,595	$(1,503)	(114)	$(13,418)	$200	$(277)

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2020	272	$2	$6,663	$—	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309
Opening retained earnings adjustment: adoption of new accounting standard	—	—	—	—	(13)	—	—	—	—	(13)
Balances, April 1, 2020	272	2	6,663	—	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans	1	—	55	—	—	—	—	(26)	—	29
Share-based compensation	—	—	110	—	—	—	—	—	—	110
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(134)	(134)
Other comprehensive income	—	—	—	—	—	200	—	—	—	200
Net income (loss)	—	—	—	—	(5,205)	—	—	—	120	(5,085)
Exercise of put right by noncontrolling shareholders of McKesson Europe	—	—	3	—	—	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	—	(4)	(500)	—	(500)
Cash dividends declared, $1.25 per common share	—	—	—	—	(203)	—	—	—	—	(203)
Other	—	—	16	—	(6)	—	—	—	(3)	7
Balances, December 31, 2020	273	$2	$6,847	$—	$7,595	$(1,503)	(114)	$(13,418)	$200	$(277)

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
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

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(5,053)	$42
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	237	239
Amortization	429	452
Goodwill and other asset impairment charges	236	113
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	1,478
Deferred taxes	(1,520)	(387)
Credits associated with last-in, first-out inventory method	(115)	(114)
Non-cash operating lease expense	264	276
Loss from sales of businesses and investments	50	8
Other non-cash items	67	534
Changes in assets and liabilities, net of acquisitions:
Receivables	1,500	(1,044)
Inventories	(2,046)	(689)
Drafts and accounts payable	(1,240)	(929)
Operating lease liabilities	(291)	(287)
Taxes	184	11
Litigation liabilities	8,067	—
Other	403	17
Net cash provided by (used in) operating activities	1,172	(280)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(293)	(242)
Capitalized software expenditures	(134)	(96)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(33)	(97)
Proceeds from sales of businesses and investments, net	325	6
Other	(75)	20
Net cash used in investing activities	(210)	(409)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	5,455	15,852
Repayments of short-term borrowings	(5,303)	(13,743)
Proceeds from issuances of long-term debt	500	—
Repayments of long-term debt	(1,030)	(8)
Common stock transactions:
Issuances	55	89
Share repurchases, including shares surrendered for tax withholding	(526)	(1,951)
Dividends paid	(209)	(222)
Other	(118)	(271)
Net cash used in financing activities	(1,176)	(254)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(77)	27
Net decrease in cash, cash equivalents, and restricted cash	(291)	(916)
Cash, cash equivalents, and restricted cash at beginning of period	4,023	2,981
Cash, cash equivalents, and restricted cash at end of period	3,732	2,065
Less: Restricted cash at end of period included in Prepaid expenses and other	(155)	—
Cash and cash equivalents at end of period	$3,577	$2,065

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with life sciences companies, manufacturers, providers, pharmacies, governments, and other healthcare organizations to help provide the right medicines, medical products, and healthcare services to the right patients at the right time, safely, and cost-effectively. Commencing with the second quarter of 2021, the Company reports its financial results in four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and Prescription Technology Solutions (“RxTS”). The Company’s equity method investment in Change Healthcare LLC (“Change Healthcare JV”), which was split-off from McKesson in the fourth quarter of 2020, has been included in Other for retrospective periods presented. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. Refer to Financial Note 15, “Segments of Business,” for more information.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S., and includes several provisions related to employment and income taxes, including provisions for the deferral of the employer portion of social security taxes through December 31, 2020. On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021, which enhances and expands certain provisions of the CARES Act. These legislative acts are not expected to have a material impact on the Company’s consolidated financial results.
The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 previously filed with the SEC on May 22, 2020 (“2020 Annual Report”).
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
Allowance for Credit Losses: Upon the adoption of ASU 2016-13 in the first quarter of 2021, the Company began using the Current Expected Credit Losses ("CECL") methodology to determine an allowance for credit losses related to financial assets measured at amortized cost. The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $221 million was included in Receivables, net on the Condensed Consolidated Balance Sheet as of December 31, 2020. Changes in the allowance were not material for the three and nine months ended December 31, 2020.

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
On June 27, 2019, common stock and certain other securities of Change Healthcare Inc. (“Change”) began trading on the NASDAQ (“IPO”). Change was a holding company and did not own any material assets or have any operations other than its interest in the Change Healthcare JV. On July 1, 2019, upon the completion of its IPO, Change received net cash proceeds of approximately $888 million. Change contributed the proceeds of $609 million from its offering of common stock to the Change Healthcare JV in exchange for additional membership interests of the Change Healthcare JV (“LLC Units”) at the equivalent of its offering price of $13 per share. The proceeds of $279 million from the concurrent offering of other securities were used by Change to acquire certain securities of the Change Healthcare JV that substantially mirrored the terms of other securities included in the offering by Change. As a result, McKesson’s equity interest in the Change Healthcare JV was diluted from approximately 70% to approximately 58.5% while Change owned approximately 41.5% of the outstanding LLC Units. Accordingly, in the second quarter of 2020, the Company recognized a pre-tax dilution loss of $246 million primarily representing the difference between its proportionate share of the IPO proceeds and the dilution effect on the investment’s carrying value. These items were included in Equity earnings and charges from investment in Change Healthcare Joint Venture in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019. The Company’s proportionate share of income or loss from this investment was subsequently reduced as immaterial settlements of stock option exercises occurred after the IPO.
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
The Company recorded its proportionate share of loss from its investment in Change Healthcare JV of $28 million and $75 million, respectively, for the three and nine months ended December 31, 2019. The Company’s proportionate share of income or loss from this investment included integration expenses incurred by Change Healthcare JV and basis differences between the joint venture and McKesson, including amortization of fair value adjustments primarily representing incremental intangible assets. These amounts were included within Equity earnings and charges from investment in Change Healthcare Joint Venture in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019.
On March 10, 2020, the Company completed the previously announced separation of its interest in the Change Healthcare JV which eliminated the Company’s investment in the joint venture.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Related Party Transactions
While a party to the joint venture, the Company had various ancillary agreements related to the Change Healthcare JV, including transition services agreements (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”), and certain other agreements. Revenues recognized and expenses incurred under these agreements with the Change Healthcare JV were not material during the three and nine months ended December 31, 2020 and the three months ended December 31, 2019. Fees earned from the TSA were $18 million for the nine months ended December 31, 2019.
Under the agreement executed in 2019 between the Change Healthcare JV, McKesson, Change, and certain subsidiaries of the Change Healthcare JV, McKesson had the ability to adjust the manner in which certain depreciation or amortization deductions are allocated among Change and McKesson. McKesson exercised its right under the agreement and allocated certain depreciation and amortization deductions to Change for the tax years ended March 31, 2019 and 2020.
After McKesson’s separation of its interest in the Change Healthcare JV, the aforementioned TRA agreement requires the Change Healthcare JV to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the depreciation or amortization allocated to Change by McKesson. The receipt of any payments from the Change Healthcare JV under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings. This creates uncertainty over the amount, timing, and probability of the gain recognized. As such, the Company accounts for the TRA as a gain contingency, with no receivable recognized as of December 31, 2020.
During the fourth quarter of 2020 in conjunction with the separation transaction, the Company recorded a reversal of the deferred tax liability related to its investment. Under the agreement with the Change Healthcare JV, McKesson, Change, and certain subsidiaries of the Change Healthcare JV, there may be changes in future periods to the amount reversed as the relevant periods are audited by tax authorities. Any such change is not expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is highly probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less cost to sell is reported as an adjustment to the carrying value of the disposal group. Assets and liabilities that have met the classification of held for sale were $15 million and $14 million, respectively, at December 31, 2020 and $906 million and $683 million, respectively, at March 31, 2020. These amounts at March 31, 2020 primarily consisted of the majority of the Company’s German pharmaceutical wholesale business described below. This disposal group had been recorded as assets and liabilities held for sale since the third quarter of 2020 through its contribution to a joint venture in the third quarter of 2021. Based on its analysis, the Company determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation.
German Pharmaceutical Wholesale Joint Venture
On November 1, 2020, the Company completed its previously announced transaction with Walgreens Boots Alliance (“WBA”) whereby the majority of its German pharmaceutical wholesale business was contributed to a newly formed joint venture in which McKesson has a 30% noncontrolling interest.
Consideration received included a receivable amount of $43 million, primarily related to working capital and net debt adjustments from WBA, and the 30% interest in the newly formed joint venture. At the transaction date, the carrying value of the equity investment in the joint venture was recorded at its fair value, which was measured using inputs that fell within Level 3 of the fair value hierarchy. The carrying value of the investment in the joint venture was nil as of December 31, 2020. The joint venture also assumed a note payable to the Company in the amount of approximately $291 million as of the transaction date, which was paid to the Company in the third quarter of 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
In conjunction with the contribution, the Company recorded a loss of $47 million (pre-tax and after-tax) in operating expenses in the three months ended December 31, 2020. In addition to this amount, the Company recorded charges of $10 million (pre-tax and after-tax) in the three and six months ended September 30, 2020 and $282 million (pre-tax and after-tax) in the three and nine months ended December 31, 2019 to remeasure the assets and liabilities held for sale to fair value less costs to sell. These charges were included within operating expenses in the condensed consolidated statements of operations. The Company’s measurement of the fair value of the disposal group was based on estimates of total consideration to be received by the Company as outlined in the contribution agreement between the Company and WBA. As a result of finalization of working capital amounts contributed and other adjustments, the Company may record additional gains or losses in future periods; however, these adjustments are not expected to have a material impact on the Company’s consolidated financial statements.
The Company accounts for its interest in the joint venture as an equity method investment within the International segment. The Company does not provide for losses on the investment as the Company has no guaranteed obligations for the joint venture to fund losses and is not otherwise committed to providing further financial support for the investee. If the joint venture subsequently generates income, the Company will only recognize its share of such income to the extent it exceeds its share of the previously unrecognized losses. As such, the Company has not recognized its proportionate share of earnings for the intervening period from the transaction date to December 31, 2020.
Following the completion of the transaction on November 1, 2020, there were no assets or liabilities of the German pharmaceutical wholesale joint venture classified as held for sale on the Company’s consolidated balance sheet. Total assets and liabilities of the German pharmaceutical wholesale joint venture that were classified as held for sale on the Company’s consolidated balance sheet as of March 31, 2020, were as follows:

(In millions)	March 31, 2020
Assets
Current assets
Receivables, net and other current assets	$548
Inventories, net	478
Long-term assets	88
Remeasurement of assets of business held for sale to fair value less costs to sell (1)	(272)
Total assets held for sale	$842

Liabilities
Current liabilities
Drafts and accounts payable	$450
Other accrued liabilities	40
Long-term liabilities	166
Total liabilities held for sale	$656
(1)Includes the effect of approximately $3 million of favorable cumulative foreign currency translation adjustment as of March 31, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4.    Restructuring, Impairment, and Related Charges
The Company recorded restructuring, impairment, and related charges of $155 million and $271 million during the three and nine months ended December 31, 2020, respectively, and $136 million and $204 million during the three and nine months ended December 31, 2019, respectively. These charges are included under the caption, “Restructuring, impairment, and related charges” in Operating expenses in the Condensed Consolidated Statements of Operations. In addition, charges related to restructuring initiatives are included under the caption “Cost of sales” in its Condensed Consolidated Statements of Operations and were not material for the three and nine months ended December 31, 2020 and 2019.
Restructuring Initiatives
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration, and cost competitiveness. The Company expects to record total charges of approximately $105 million to $125 million, of which $104 million of charges were recorded to date. The Company recorded charges of $14 million and $27 million, respectively, during the three and nine months ended December 31, 2020 and $14 million and $34 million, respectively, during the three and nine months ended December 31, 2019, consisting primarily of employee retention expenses, severance, accelerated depreciation, and long-lived asset impairments. The relocation was substantially complete in January 2021 and the estimated remaining charges primarily relate to lease costs.
During the fourth quarter of 2019, the Company committed to certain programs to continue its operating model and cost optimization efforts. The Company continues to implement centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe, and closures of other facilities. The Company expects to incur total charges of approximately $310 million to $320 million for these programs, of which $288 million of charges were recorded to date. The Company recorded charges of $17 million and $53 million, respectively, during the three and nine months ended December 31, 2020 and $20 million and $59 million, respectively, during the three and nine months ended December 31, 2019, consisting primarily of employee severance, accelerated depreciation expense, and project consulting fees. The Company anticipates these additional programs will be substantially completed in 2022. The estimated remaining charges primarily consist of facility and other exit costs and employee-related costs.
During the first quarter of 2021, the Company committed to an initiative within the United Kingdom (“U.K.”), which is included in the Company’s International segment, to further drive transformational changes in technologies and business processes, operational efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. The Company expects to incur total charges of approximately $100 million to $120 million. The Company recorded charges of $9 million and $50 million, respectively, in the three and nine months ended December 31, 2020, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. The initiative is expected to be substantially complete by the end of 2021 and estimated remaining charges primarily consist of accelerated amortization of long-lived assets, facility and other exit costs, and employee-related costs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Fiscal 2021
Restructuring, impairment, and related charges during the three and nine months ended December 31, 2020 consisted of the following:

	Three Months Ended December 31, 2020
(In millions)	U.S. Pharmaceutical	International (1)	Medical-Surgical Solutions	Prescription Technology Solutions	Corporate (2)	Total
Severance and employee-related costs, net	$3	$2	$(3)	$—	$7	$9
Exit and other-related costs (3)	3	5	1	—	6	15
Asset impairments and accelerated depreciation	—	9	—	—	7	16
Total	$6	$16	$(2)	$—	$20	$40
(1)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(2)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above.
(3)Exit and other-related costs primarily consist of project consulting fees.

	Nine Months Ended December 31, 2020
(In millions)	U.S. Pharmaceutical	International (1)	Medical-Surgical Solutions	Prescription Technology Solutions	Corporate (2)	Total
Severance and employee-related costs, net	$10	$22	$—	$—	$31	$63
Exit and other-related costs (3)	8	12	3	—	20	43
Asset impairments and accelerated depreciation	—	40	1	—	9	50
Total	$18	$74	$4	$—	$60	$156
(1)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(2)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above.
(3)Exit and other-related costs primarily consist of project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Fiscal 2020
Restructuring, impairment, and related charges during the three and nine months ended December 31, 2019 consisted of the following:

	Three Months Ended December 31, 2019
(In millions)	U.S. Pharmaceutical (1)	International (2)	Medical-Surgical Solutions (3)	Prescription Technology Solutions	Corporate (4)	Total
Severance and employee-related costs, net	$7	$1	$1	$—	$7	$16
Exit and other-related costs (5)	—	3	5	—	13	21
Asset impairments and accelerated depreciation	—	2	—	—	3	5
Total	$7	$6	$6	$—	$23	$42
(1)Represents exit costs associated with a disposition and costs related to the relocation of the Company’s corporate headquarters described above.
(2)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(3)Primarily represents costs associated with a growth initiative which included a reduction in workforce, facility consolidation, and store closures. These initiatives were substantially completed in the year ended March 31, 2020.
(4)Represents costs associated with the operating model cost optimization efforts described above. Additionally, includes costs associated with a growth initiative, substantially completed in the year ended March 31, 2020, which included a reduction in workforce and facility consolidation.
(5)Exit and other-related costs primarily include project consulting fees.

	Nine Months Ended December 31, 2019
(In millions)	U.S. Pharmaceutical (1)	International (2)	Medical-Surgical Solutions (3)	Prescription Technology Solutions	Corporate (4)	Total
Severance and employee-related costs, net	$9	$5	$2	$—	$23	$39
Exit and other-related costs (5)	—	9	9	—	36	54
Asset impairments and accelerated depreciation	—	8	1	—	8	17
Total	$9	$22	$12	$—	$67	$110
(1)Represents exit costs associated with a disposition and costs related to the relocation of the Company’s corporate headquarters described above.
(2)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(3)Primarily represents costs associated with a growth initiative which included a reduction in workforce, facility consolidation, and store closures. These initiatives were substantially completed in the year ended March 31, 2020.
(4)Represents costs associated with the operating model cost optimization efforts and with the relocation of the Company’s corporate headquarters described above. Additionally, includes costs associated with a growth initiative, substantially completed in the year ended March 31, 2020, which included a reduction in workforce and facility consolidation.
(5)Exit and other-related costs primarily include project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the nine months ended December 31, 2020:

(In millions)	U.S. Pharmaceutical	International	Medical-Surgical Solutions	Prescription Technology Solutions	Corporate	Total
Balance, March 31, 2020 (1)	$29	$66	$22	$1	$39	$157
Restructuring, impairment, and related charges	18	74	4	—	60	156
Non-cash charges	—	(40)	(1)	—	(9)	(50)
Cash payments	(24)	(24)	(19)	(1)	(64)	(132)
Other	—	(1)	—	—	2	1
Balance, December 31, 2020 (2)	$23	$75	$6	$—	$28	$132
(1)As of March 31, 2020, the total reserve balance was $157 million, of which $118 million was recorded in Other accrued liabilities and $39 million was recorded in Other non-current liabilities.
(2)As of December 31, 2020, the total reserve balance was $132 million, of which $101 million was recorded in Other accrued liabilities and $31 million was recorded in Other non-current liabilities.
Long-Lived Asset Impairments
During the third quarter of 2021, the Company recognized charges of $115 million to impair certain long-lived assets within the Company’s International segment. These charges primarily related to long-lived assets associated with the Company’s retail pharmacy businesses in Canada and Europe and were due to declines in estimated future cash flows partially driven by a revised outlook regarding the impacts of COVID-19. The Company used both an income approach (a discounted cash flow (“DCF”) method) and a market approach to estimate the fair value of the long-lived assets.
During the third quarter of 2020, the Company recognized charges of $94 million to impair certain long-lived assets within the Company’s International segment. These charges primarily related to long-lived assets associated with the Company’s retail pharmacy businesses in the U.K. and Canada due to declines in estimated future cash flows driven by government reimbursement reductions and lower than expected growth in both prescription volume and sales of non-prescription goods, respectively. The Company used both income (DCF) and market approaches to estimate the fair value of the long-lived assets.
The fair value of the long-lived assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information. Refer to Financial Note 12, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.
5.    Income Taxes
During the three months ended December 31, 2020 and 2019, the Company recorded an income tax benefit of $1.2 billion and income tax expense of $47 million, respectively. During the nine months ended December 31, 2020 and 2019, the Company recorded an income tax benefit of $1.0 billion and $111 million, respectively. The Company reported an income tax benefit rate of 16.1% and an income tax expense rate of 16.0% for the three months ended December 31, 2020 and 2019, respectively, and income tax benefit rates of 16.7% and 194.7% for the nine months ended December 31, 2020 and 2019, respectively. Fluctuations in the Company’s reported income tax rates are primarily due to changes within the mix of earnings between various taxing jurisdictions, discrete items recognized in the quarters, including the impact of an intercompany sale of intellectual property during the nine months ended December 31, 2020, and impairment to the Company’s investment in the Change Healthcare JV, decreasing pre-tax income, for the nine months ended December 31, 2019. The charge for opioid-related claims of $8.1 billion ($6.7 billion after-tax), as described further in Financial Note 13, “Commitments and Contingent Liabilities,” unfavorably impacted the Company’s reported income tax benefit rates for the three and nine months ended December 31, 2020. Income tax benefit (expense) for the three and nine months ended December 31, 2019 included a discrete tax benefit of $24 million recognized in connection with a planned divestiture in the Medical-Surgical Solutions segment and $21 million recognized in connection with an agreement executed in December 2019 to settle all opioid-related claims filed by two Ohio counties.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the second quarter of 2021, the Company sold intellectual property between wholly-owned legal entities within McKesson that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets which was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. The acquiring entity of the intellectual property is entitled to amortize the purchase price of the assets for tax purposes. In accordance with ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” a discrete tax benefit of $105 million was recognized for the nine months ended December 31, 2020 with a corresponding increase to a deferred tax asset for the temporary difference arising from the buyer’s excess tax basis.
During the three and nine months ended December 31, 2019, no tax benefit was recognized for the pre-tax impairment charge of $282 million for the remeasurement of assets and liabilities held for sale to fair value related to the formation of a new German pharmaceutical wholesale joint venture within the Company’s International segment. Refer to Financial Note 3, “Held for Sale,” for more information on this transaction which closed on November 1, 2020.
As of December 31, 2020, the Company had $1.5 billion of unrecognized tax benefits, of which $1.4 billion would reduce income tax expense and the effective tax rate if recognized. The increase of $497 million during the three months ended December 31, 2020 in unrecognized tax benefit is mainly due to uncertainty in connection with the deductibility of Opioid related litigation and claims. Because many of the uncertainties associated with any potential settlement arrangements or other resolution of opioid claims, including provisions related to deductibility, have not been finalized, the actual amount of the tax benefit related to uncertain tax positions may differ from these estimates. Refer to Financial Note 13, “Commitments and Contingent Liabilities,” for more information. During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by as much as $93 million due to settlements of tax examinations and statute of limitations expirations in the U.S. federal and state jurisdictions and in foreign jurisdictions. However, this amount may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year. The unrecognized tax benefit may also increase or decrease due to future developments in the Opioid related litigation and claims.
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
6.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily relate to its consolidated subsidiary, McKesson Europe AG (“McKesson Europe”). Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $11 million and $32 million during the three and nine months ended December 31, 2020, respectively, and $11 million and $33 million during the three and nine months ended December 31, 2019, respectively. All amounts were recorded in Net income attributable to noncontrolling interests in the Company’s Condensed Consolidated Statements of Operations and the corresponding liability balance was recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the nine months ended December 31, 2020, the Company paid $49 million to purchase 1.8 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the noncontrolling interests by $49 million, and the associated effect of the increase in the Company’s ownership interest on its equity of $3 million was recorded as a net increase to McKesson’s stockholders paid-in capital during 2021. During the three months ended December 31, 2020, and the three and nine months ended December 31, 2019, there were no material exercises of the Put Right. The balance of the associated liability for Redeemable noncontrolling interests is reported as the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The Redeemable noncontrolling interest is also adjusted each period for the proportion of other comprehensive income, primarily due to changes in foreign currency exchange rates, attributable to the noncontrolling shareholders. At December 31, 2020, the carrying value of redeemable noncontrolling interests of $1.3 billion approximated the maximum redemption value of $1.3 billion, and at March 31, 2020, the carrying value of $1.4 billion exceeded the maximum redemption value of $1.2 billion. At December 31, 2020 and March 31, 2020, the Company owned approximately 78% and 77%, respectively, of McKesson Europe’s outstanding common shares.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and McKesson Europe, which were $200 million and $217 million at December 31, 2020 and March 31, 2020, respectively, in the Company’s Condensed Consolidated Balance Sheets. The Company allocated a total of $41 million and $120 million of net income to noncontrolling interests during the three and nine months ended December 31, 2020, respectively, and $45 million and $130 million during the three and nine months ended December 31, 2019, respectively.
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and nine months ended December 31, 2020 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, September 30, 2020	$200	$1,265
Net income attributable to noncontrolling interests	41	11
Other comprehensive income	—	25
Reclassification of recurring compensation to other accrued liabilities	—	(11)
Payments to noncontrolling interests	(41)	—
Other	—	2
Balance, December 31, 2020	$200	$1,292

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2020	$217	$1,402
Net income attributable to noncontrolling interests	120	32
Other comprehensive loss	—	(65)
Reclassification of recurring compensation to other accrued liabilities	—	(32)
Payments to noncontrolling interests	(134)	—
Exercises of Put Right	—	(49)
Other	(3)	4
Balance, December 31, 2020	$200	$1,292

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

7.    Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted loss per common share for the three and nine months ended December 31, 2020, and nine months ended December 31, 2019 was calculated by excluding potentially dilutive securities from the denominator of the share computation due to their anti-dilutive effects.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings or loss per common share are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2020	2019	2020	2019
Income (loss) from continuing operations	$(6,174)	$247	$(5,052)	$54
Net income attributable to noncontrolling interests	(52)	(56)	(152)	(163)
Income (loss) from continuing operations attributable to McKesson Corporation	(6,226)	191	(5,204)	(109)
Loss from discontinued operations, net of tax	—	(5)	(1)	(12)
Net income (loss) attributable to McKesson Corporation	$(6,226)	$186	$(5,205)	$(121)

Weighted-average common shares outstanding:
Basic	159.5	178.7	161.2	183.1
Effect of dilutive securities:
Restricted stock units	—	1.0	—	—
Diluted	159.5	179.7	161.2	183.1

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$(39.03)	$1.06	$(32.28)	$(0.60)
Discontinued operations	—	(0.03)	(0.01)	(0.06)
Total	$(39.03)	$1.03	$(32.29)	$(0.66)
Basic
Continuing operations	$(39.03)	$1.06	$(32.28)	$(0.60)
Discontinued operations	—	(0.02)	(0.01)	(0.06)
Total	$(39.03)	$1.04	$(32.29)	$(0.66)
(1) Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million of potentially dilutive securities for the three months ended December 31, 2019 were excluded from the computation of diluted net earnings per common share as they were anti-dilutive.
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
The Company recorded a goodwill impairment charge of $69 million (pre-tax and after-tax) in the nine months ended December 31, 2020 as the estimated fair value of the Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of the Europe Retail Pharmacy reporting unit within the International segment. This impairment charge is included under the caption, “Goodwill impairment charges” in the Condensed Consolidated Statements of Operations. At December 31, 2020, the balance of goodwill for the reporting units in Europe was approximately nil and the remaining balance of goodwill in the International segment primarily relates to one of its reporting units in Canada.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company evaluates goodwill for impairment on an annual basis as of October 1, and at an interim date, if indicators of potential impairment exist. The annual impairment testing performed for 2021 did not indicate any impairment of goodwill.
Refer to Financial Note 12, “Fair Value Measurements,” for more information.
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	International	Medical-Surgical Solutions	Prescription Technology Solutions	Total
Balance, March 31, 2020	$3,924	$1,443	$2,453	$1,540	$9,360
Goodwill acquired	—	4	—	—	4
Acquisition accounting, transfers and other adjustments	—	—	—	2	2
Disposals	(1)	—	—	—	(1)
Impairment charges	—	(69)	—	—	(69)
Foreign currency translation adjustments, net	67	148	—	—	215
Balance, December 31, 2020	$3,990	$1,526	$2,453	$1,542	$9,511
Information regarding intangible assets is as follows:

	December 31, 2020				March 31, 2020
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,972	$(2,318)	$1,654	$3,650	$(1,950)	$1,700
Service agreements	10	859	(402)	457	994	(480)	514
Pharmacy licenses	26	503	(240)	263	492	(232)	260
Trademarks and trade names	12	922	(379)	543	808	(242)	566
Technology	5	149	(118)	31	175	(111)	64
Other	5	255	(223)	32	273	(221)	52
Total		$6,660	$(3,680)	$2,980	$6,392	$(3,236)	$3,156
Amortization expense of intangible assets was $108 million and $320 million during the three and nine months ended December 31, 2020, respectively, and $113 million and $343 million during the three and nine months ended December 31, 2019, respectively. Estimated amortization expense of these assets is as follows: $96 million, $371 million, $272 million, $254 million, and $251 million for the remainder of 2021 and each of the succeeding years through 2025 and $1.7 billion thereafter. All intangible assets were subject to amortization as of December 31, 2020 and March 31, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	December 31, 2020	March 31, 2020
U.S. Dollar notes (1) (2)
3.65% Notes due November 30, 2020	$—	$700
4.75% Notes due March 1, 2021	—	323
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
0.90% Notes due December 3, 2025	500	—
7.65% Debentures due March 1, 2027	167	167
3.95% Notes due February 16, 2028	600	600
4.75% Notes due May 30, 2029	400	400
6.00% Notes due March 1, 2041	282	282
4.88% Notes due March 15, 2044	411	411
Foreign currency notes (1) (3)
0.63% Euro Notes due August 17, 2021	733	662
1.50% Euro Notes due November 17, 2025	729	659
1.63% Euro Notes due October 30, 2026	611	552
3.13% Sterling Notes due February 17, 2029	639	557

Lease and other obligations	272	174
Total debt	7,244	7,387
Less: Current portion	777	1,052
Total long-term debt	$6,467	$6,335
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $7.2 billion and $7.4 billion at December 31, 2020 and March 31, 2020, respectively, of which $777 million and $1.1 billion, respectively, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets.
On December 3, 2020, the Company completed a public offering of 0.90% Notes due December 3, 2025 (the “2025 Notes”) in a principal amount of $500 million. Interest on the 2025 Notes is payable semi-annually on June 3rd and December 3rd of each year, commencing on June 3, 2021. Proceeds received from this note issuance, net of discounts and offering expenses, were $496 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The 2025 Notes, which constitutes a “Series,” are an unsecured and unsubordinated obligation of the Company and rank equally with all of the Company’s existing, and from time-to-time, future unsecured and unsubordinated indebtedness outstanding. The 2025 Notes are governed by materially similar indentures and officers’ certificates as those of other Series issued by the Company. Upon required notice to holders of notes with fixed interest rates, the Company may redeem those notes at any time prior to maturity, in whole or in part, for cash at redemption prices. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase the 2025 Notes from the holders at a price equal to 101% of the then outstanding principal amount of the 2025 Notes, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for the 2025 Note, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without lenders’ consent. The indentures also contain customary events of default provisions.
During the three and nine months ended December 31, 2020, the Company retired its $700 million total principal amount of notes due on November 30, 2020 at a fixed interest rate of 3.65% upon maturity. On December 1, 2020, the Company redeemed its 4.75% $323 million total principal of notes due on March 1, 2021 prior to maturity. These notes were redeemed using cash on hand and the proceeds of the notes offering discussed above.
Revolving Credit Facilities
McKesson maintains a syndicated $4 billion five-year senior unsecured credit facility, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), which has a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euro. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three and nine months ended December 31, 2020 and no amounts outstanding as of December 31, 2020 and March 31, 2020. The remaining terms and conditions of the 2020 Credit Facility are substantially similar to those previously in place under the $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which was scheduled to mature in October 2020. The Global Facility was terminated in connection with the execution of the 2020 Credit Facility in September 2019.
Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility contains financial covenants which obligate the Company to maintain a maximum debt to capital ratio, as defined in the 2020 Credit Facility, along with other customary investment grade covenants. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. As of December 31, 2020, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euro with a committed amount of $8 million and an uncommitted amount of $183 million as of December 31, 2020. Borrowings and repayments were not material during the three and nine months ended December 31, 2020 and 2019, and amounts outstanding under these credit lines were not material as of December 31, 2020 and March 31, 2020.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the nine months ended December 31, 2020 and 2019, the Company borrowed $5.5 billion and $15.9 billion, respectively, and repaid $5.3 billion and $13.7 billion, respectively, under the program. At December 31, 2020 there were $152 million of commercial paper notes outstanding with a weighted average interest rate of 0.21%. At March 31, 2020, there were no commercial paper notes outstanding.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10.    Pension Benefits
The net periodic expense for defined benefit pension plans was $4 million and $17 million for the three and nine months ended December 31, 2020, respectively, and $16 million and $151 million for the three and nine months ended December 31, 2019, respectively.
Cash contributions to these plans were $8 million and $19 million for the three and nine months ended December 31, 2020, respectively, and $120 million and $132 million for the three and nine months ended December 31, 2019, respectively. The three and nine months ended December 31, 2019 included a cash payment of $114 million from the executive benefit retirement plan. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
During the three months ended December 31, 2020, the Company derecognized $187 million of pension liabilities included in liabilities held for sale and $24 million of accumulated other comprehensive loss, net of tax, related to its German pharmaceutical wholesale business contributed to a joint venture, as discussed in more detail in Financial Note 3, “Held for Sale.”
On May 23, 2018, the Company’s Board of Directors (the “Board”) approved the termination of its frozen U.S. defined benefit pension plan (“Plan”). During the first quarter of 2020, the Company offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from Plan assets to these participants in June 2019. The benefit obligation settled approximated payments to Plan participants and a pre-tax settlement charge of $17 million was recorded during the first quarter of 2020. During the second quarter of 2020, the Company transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts for approximately $280 million which was fully funded directly by Plan assets. The third-party insurance provider assumed the obligation to pay future benefits and provide administrative services on November 1, 2019 and a pre-tax settlement charge of $105 million was recorded during the second quarter of 2020. Settlement charges were included within Other income (expense), net in the condensed consolidated statement of operations for the nine months ended December 31, 2019 as a result of the termination of the Plan.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Non-Derivative Instruments Designated as Hedges
At December 31, 2020 and March 31, 2020, the Company had €1.7 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments within Accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. In December 2019, the Company prospectively de-designated from net investment hedges €250 million of its Euro-denominated notes which matured in February 2020.
Gains or losses from net investment hedges recorded within Other comprehensive income were losses of $84 million and $201 million during the three and nine months ended December 31, 2020, respectively, and losses of $59 million and gains of $8 million during the three and nine months ended December 31, 2019, respectively. There was no ineffectiveness in non-derivative net investment hedges during the three and nine months ended December 31, 2020. Ineffectiveness on the Company’s non-derivative net investment hedges during the three and nine months ended December 31, 2019 resulted in losses of $3 million and gains of $26 million, respectively, which were recorded in earnings in Other income (expense), net in the Condensed Consolidated Statements of Operations.
Derivatives Designated as Hedges
At December 31, 2020 and March 31, 2020, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $999 million and $1.5 billion Canadian dollars, respectively. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in Accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the three and nine months ended December 31, 2020 and 2019. In November 2020, cross currency swaps with an aggregate gross notional amount of $500 million Canadian dollars matured and the remaining cross-currency swaps will mature between March 2021 and November 2024.
During the first quarter of 2020, the Company terminated cross-currency swaps with a total gross notional amount of £932 million British pound sterling due to ineffectiveness in its British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in the U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million for the nine months ended December 31, 2019. This gain was recorded in earnings in Other income (expense), net, net in the Condensed Consolidated Statements of Operations.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in Other comprehensive income were losses of $45 million and $108 million during the three and nine months ended December 31, 2020, respectively, and losses of $20 million and $11 million during the three and nine months ended December 31, 2019, respectively. There was no ineffectiveness in the Company’s cross-currency swap hedges for the three and nine months ended December 31, 2020 and 2019.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On September 30, 2019, the Company entered into a number of cross-currency swaps designated as fair value hedges with total notional amounts of £450 million British pound sterling. Under the terms of the cross-currency swap contracts, the Company agreed with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread. These swaps are utilized to hedge the changes in the fair value of the underlying £450 million British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives, which are designated as fair value hedges, and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from these fair value hedges recorded in earnings for the three and nine months December 31, 2020 and 2019 were largely offset by the losses recorded in earnings related to these notes. The swaps will mature in February 2023.
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For cross-currency swap transactions, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At December 31, 2020 and March 31, 2020, the Company had cross-currency swaps with total gross notional amounts of approximately $2.6 billion and $2.9 billion, respectively, which are designated as cash flow hedges. These swaps will mature between February 2021 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded in Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings.
On April 27, 2020, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with combined notional amounts of $500 million and €600 million, to hedge the variability of future benchmark interest rates on planned bond issuances. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR and to pay fixed interest payments for floating interest payments in Euros based on six-month Euro Interbank Offered Rate (“EURIBOR”) for the €600 million swaps. The $500 million swaps were terminated upon the issuance of the 2025 Notes in November 2020. The settlement loss on the swaps was not material and will be amortized on a straight-line basis as interest expense over the five-year life of the 2025 Notes. Refer to Financial Note 9, “Debt and Financing Activities,” for more information.
Gains or losses from cash flow hedges recorded in Other comprehensive income were losses of $14 million and $42 million during the three and nine months ended December 31, 2020, respectively, and were gains of $5 million and $40 million during the three and nine months ended December 31, 2019, respectively. Gains or losses reclassified from Accumulated other comprehensive income and recorded in Operating expenses in the Condensed Consolidated Statements of Operations were not material in the three and nine months ended December 31, 2020 and 2019. There was no ineffectiveness in the Company’s cash flow hedges for the three and nine months ended December 31, 2020 and 2019.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.
The Company has a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At December 31, 2020 and March 31, 2020, the total gross notional amounts of these contracts were $13 million and $29 million, respectively. These contracts will predominantly mature between January 2021 and October 2021 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in Operating expenses. Changes in the fair values were not material in the three and nine months ended December 31, 2020 and 2019. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the three and nine months ended December 31, 2019, the Company also entered into a number of forward contracts and swaps to offset a portion of the earnings impacts from the ineffectiveness of the net investment hedges discussed above. These contracts matured through January 2020 and none of these contracts were designated for hedge accounting. In December 2019, the Company entered into a series of forward contracts with a total notional amount of €250 million to offset the earnings impact from its Euro-denominated notes. These contracts and the notes against which they offset matured in February 2020 and were not designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly in earnings. During the three and nine months ended December 31, 2019, gains of $3 million and losses of $36 million, respectively, were recorded in earnings within Other income (expense), net in the Condensed Consolidated Statements of Operations.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2020			March 31, 2020
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$7	$74	$1,084	$112	$19	$1,279
Cross-currency swaps (non-current)	Other non-current assets/liabilities	85	104	2,776	182	—	3,313
Forward starting interest rate swaps (current)	Other accrued liabilities	—	9	733	—	—	—
Total		$92	$187		$294	$19
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$1	$2	$—	$24
Foreign exchange contracts (current)	Other accrued liabilities	—	—	12	—	—	5
Total		$—	$—		$2	$—
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.
12.     Fair Value Measurements
At December 31, 2020 and March 31, 2020, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $7.2 billion and $8.0 billion at December 31, 2020, respectively, and $7.4 billion and $7.8 billion at March 31, 2020, respectively. The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2020 and March 31, 2020 included investments in money market funds of $123 million and $2.0 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which have carrying values of $267 million and $170 million at December 31, 2020 and March 31, 2020, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included within Other non-current assets in the Condensed Consolidated Balance Sheets. In the second quarter of 2021, three of the companies in which McKesson holds investments in equity securities were converted into shares of public common stock through initial public offerings and an acquisition and are adjusted to fair value at each reporting period. In the third quarter of 2021, two of the Company’s investments in equity securities without readily determinable fair values experienced transactions which resulted in changes in the observable price of those securities. As a result, net gains related to the Company’s investments in equity securities, primarily representing unrealized gains on the securities discussed above, were $28 million and $87 million for the three and nine months ended December 31, 2020, respectively. These gains were recorded under the caption, “Other income (expense), net,” in the Condensed Consolidated Income Statements. There were no other material changes in the carrying value of these investments during the three and nine months ended December 31, 2020. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of December 31, 2020 included long-lived assets in the Company’s International segment and goodwill of the Company’s Europe Retail Pharmacy reporting unit within the International segment. At March 31, 2020, assets measured at fair value on a nonrecurring basis included long-lived assets of the Company’s European and Rexall Health businesses within the International segment. Refer to Financial Note 4, “Restructuring, Impairment, and Related Charges,” and Financial Note 8, “Goodwill and Intangible Assets, Net,” for more information.
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
There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2020 and March 31, 2020.
Restricted Cash
Restricted cash, included within Prepaid expenses and other on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020, primarily consists of funds temporarily held on behalf of unaffiliated medical practice groups related to their COVID-19 business continuity borrowings. The amounts have been designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities. Corresponding deposit liabilities associated with these funds have been recorded by the Company within Other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. The Company considered a market approach as well as an income approach using a DCF model to determine the fair value of its reporting units.
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
13.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 21 to the Company’s 2020 Annual Report, Financial Note 13 to the Company’s 10-Q filing for the quarterly period ended June 30, 2020, and Financial Note 13 to the Company’s 10-Q filing for the quarterly period ended September 30, 2020,which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
Since December 5, 2017, nearly all such cases pending in federal district courts have been transferred for consolidated pre-trial proceedings to a multi-district litigation (“MDL”) in the United States District Court for the Northern District of Ohio captioned In re: National Prescription Opiate Litigation, Case No. 17-md-2804. At present, there are approximately 2,900 cases under the jurisdiction of the MDL court.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Three cases involving McKesson that were previously part of the federal MDL have been remanded to other federal courts for discovery and trial. On January 14, 2020, the Judicial Panel on Multidistrict Litigation finalized its Conditional Remand Order, ordering that the cases against the three largest distributors brought by Cabell County, West Virginia and the City of Huntington, West Virginia be remanded to the U.S. District Court for the Southern District of West Virginia. Trial in that case is scheduled to begin on May 3, 2021. On February 5, 2020, the case brought by the City and County of San Francisco was remanded to the U.S. District Court for the Northern District of California; trial has been set for December 6, 2021. Also on February 5, 2020, the case brought by the Cherokee Nation was remanded by the MDL court to the U.S. District Court for the Eastern District of Oklahoma.
The Company is also named in approximately 400 similar state court cases pending in 38 states plus Puerto Rico, along with 3 cases in Canada. These include actions filed by 26 state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits, and putative class action lawsuits brought on behalf of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state court cases. For example, trial was previously set to begin in March 2020 in the Supreme Court of New York, Suffolk County for a case brought by the New York attorney general and two New York county governments, but the trial was postponed in light of the COVID-19 pandemic. The case brought by the Alabama attorney general is scheduled to go to trial in May 2021, as is the case brought by the Washington attorney general.
The Company continues to be involved in discussions with the objective of achieving broad resolution of opioid-related claims of states, their political subdivisions, and other government entities (“governmental entities”). The Company is in ongoing, advanced discussions with state attorneys general and plaintiffs’ representatives regarding a framework under which the three largest U.S. pharmaceutical distributors would pay up to approximately $21.0 billion over a period of 18 years, with up to approximately $8.0 billion to be paid by the Company to resolve claims of governmental entities, with more than 90% of the total amount anticipated to be used to remediate the opioids crisis. Most of the remaining amount relates to plaintiffs’ attorneys fees and costs, and would be payable over a shorter time period. In addition, the proposed framework would require the three distributors, including the Company, to adopt changes to anti-diversion programs.
Under the framework, before the distributors determine whether to enter into any final settlement, they would assess the sufficiency of the scope of settlement, based in part on the number and identities of the governmental entities that would participate in any such settlement. The framework contemplates that if certain governmental entities did not agree to a settlement under the framework, but the distributors nonetheless concluded that there was sufficient participation to warrant going forward with the settlement, there would be a corresponding reduction in the amount due from the Company to account for the governmental entities that did not agree. Those non-participating governmental entities would be entitled to pursue their claims against the Company and other defendants.
The Company has concluded that discussions under that framework have reached a stage at which a broad settlement of opioid claims by governmental entities is probable, and the loss related thereto can be reasonably estimated as of December 31, 2020. As a result of that conclusion, and its assessment of certain other opioid-related claims, the Company has recorded a charge of $8.1 billion ($6.7 billion after-tax) within Claims and litigation charges, net in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020, related to its share of the settlement framework described above, as well as those certain other opioid-related claims. In light of the uncertainty, as described below, of the timing of amounts that would be paid with respect to the charge, the charge was recorded in Long-term litigation liabilities in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020. Moreover, in light of the uncertainties described below, the amount of loss that the Company ultimately might incur may differ materially from the amount accrued.
Discussions with attorneys general and other parties continue. If the negotiating parties agree on terms under the framework for a broad resolution of claims of governmental entities, then those potential terms would need to be agreed to by numerous other state and local governments before an agreement could be accepted by the Company and finalized. In some cases, discovery has been paused during the parties’ discussions. While the Company continues to be involved in discussions regarding a potential broad settlement framework, the Company also continues to prepare for trial in these pending matters. The Company believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Although the vast majority of opioid claims have been brought by U.S. governmental entities, the Company is also a defendant in cases brought by private plaintiffs, such as hospitals, pension funds, third-party payors, and individuals, as well as 3 cases in which the Company has been named as a defendant in Canada. These claims, and those of private entities generally, are not included in the settlement framework for U.S. governmental entities, or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. The Company has not concluded a loss is probable in any of these matters; nor is the amount of any possible loss reasonably estimable.
Because of the many uncertainties associated with any potential settlement arrangement or other resolution of opioid-related litigation, and the uncertainty of the scope of potential participation by governmental entities under the framework described above, the Company is not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On July 16, 2015, plaintiffs filed a motion for class certification. On August 22, 2016, the court denied plaintiffs’ motion. On July 17, 2018, the United States Court of Appeals for the Ninth Circuit Court affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On March 5, 2020, McKesson moved to decertify the class and moved for summary judgment on plaintiffs’ claim for treble damages. Plaintiffs’ moved for summary judgment on the same day. On December 24, 2020, the court declined to decertify the class but modified the class definition to distinguish between physical faxes (kept in the class) versus online or e-fax recipients (removed from the class). Because the court modified the class definition, the court deferred on ruling on the parties’ cross-motions for summary judgment, and directed the parties to submit a statement agreeing or objecting to the court’s proposal for updated class notice. Due to the COVID-19 pandemic, the trial date for this case was taken off calendar to be re-scheduled during 2021.
On December 29, 2017, two investment funds holding shares in Celesio AG filed a complaint against McKesson Europe Holdings (formerly known as “Dragonfly GmbH & Co KGaA”), a subsidiary of the Company, in a German court in Stuttgart, Germany, Polygon European Equity Opportunity Master Fund et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 18 O 455/17. On December 30, 2017, four investment funds, which had allegedly entered into swap transactions regarding shares in Celesio AG that would have enabled them to decide whether to accept McKesson Europe Holdings’s takeover offer in its acquisition of Celesio AG, filed a complaint, Davidson Kempner International (BVI) Ltd. et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No.16 O 475/17. The complaints allege that the public tender offer document published by McKesson Europe in its acquisition of Celesio AG incorrectly stated that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under Section 4 of the German Takeover Offer Ordinance. On May 11, 2018, the court in Polygon dismissed the claims against McKesson Europe. Plaintiffs appealed this ruling and, on December 19, 2018, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of the Polygon matter. Plaintiffs filed a complaint against denial of leave to appeal with the Federal Court of Justice (Bundesgerichtshof), which was rejected on November 17, 2020, making the dismissal final and binding. With no further right to appeal, Plaintiffs filed an objection against the decision of the Federal Court of Justice on November 27, 2020, claiming their right to be heard had been violated. On March 15, 2019, the lower court in Davidson similarly dismissed the case. Plaintiffs appealed this ruling and, on October 9, 2019, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of the Davidson matter. On November 13, 2019, Plaintiffs filed a complaint against denial of leave to appeal with the Federal Court of Justice (Bundesgerichtshof).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On September 25, 2018, Marion Diagnostic Center, LLC and Marion Healthcare, LLC filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and its subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of generic drugs. Marion Diagnostic Center, LLC v. McKesson Corporation, et al., No. 2:18-cv-4137; MDL No. 16-MD-2724. On June 26, 2019, the court granted the Company’s motion to dismiss and authorized plaintiffs to seek leave to amend the claims against the Company. On December 30, 2019, a group of independent pharmacies and a hospital filed a class action complaint alleging that the Company and other distributors violated the Sherman Act by colluding with manufacturers to restrain trade in the sale of generic drugs. Reliable Pharmacy, et al. v. Actavis Holdco US, et al., No. 2:19-cv-6044; MDL No. 16-MD-2724. The complaint seeks relief including treble damages, disgorgement, attorney fees, and costs in unspecified amounts. The court in Marion Diagnostic ordered dismissal of plaintiff’s complaint with prejudice on November 23, 2020 pursuant to a stipulation of the parties, but without waiving any rights Marion Diagnostic Center, LLC and Marion Healthcare, LLC may have to participate in a settlement or judgment of any other action in the MDL as a class member.
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
IV. State Opioid Statutes
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that it may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On July 6, 2018, the Healthcare Distribution Alliance filed a lawsuit challenging the constitutionality of the law and seeking an injunction against its enforcement. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State appealed that decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. The Company has accrued a $50 million pre-tax charge ($37 million after-tax) as its estimated share of the OSA surcharge for calendar years 2017 and 2018. This OSA provision was recognized as Operating expenses in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2020 and as Other accrued liabilities in the condensed consolidated balance sheets as of December 31, 2020. The State of New York adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The law adopting the excise tax made clear that the OSA does not apply to sales or distributions occurring after December 31, 2018. The Healthcare Distribution Alliance filed a petition for panel rehearing, or, in the alternative, for rehearing en banc with the U.S. Court of Appeals for the Second Circuit; that petition was denied on December 18, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
14.    Stockholders' Equity (Deficit)
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
During the three months ended June 30, 2020, there were no share repurchases made under previously authorized share repurchase programs. During the three months ended September 30, 2020, the Company repurchased 1.8 million of the Company’s shares for $269 million through open market transactions at an average price per share of $151.23. During the three months ended December 31, 2020, the Company repurchased 1.5 million of the Company’s shares for $231 million through open market transactions at an average price per share of $151.12. The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at December 31, 2020. In January 2021, the Board approved an increase of $2.0 billion for the authorized share repurchase of McKesson’s common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Other Comprehensive Income (Loss)
Information regarding Other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2020	2019	2020	2019
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax expense of nil, nil, nil, and nil (2) (3)	$156	$101	$363	$57
Reclassified to income statement, net of income tax expense of nil, nil, nil, and nil (4)	47	—	47	—
	203	101	410	57
Unrealized losses on net investment hedges
Unrealized losses on net investment hedges arising during period, net of income tax benefit of $33, $21, $80, and $1 (3)(5)	(96)	(58)	(229)	(2)
Reclassified to income statement, net of income tax expense of nil, nil, nil, and nil	—	—	—	—
	(96)	(58)	(229)	(2)
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax (expense) benefit of $2, $3, $6, and $(7)	(12)	8	(36)	33
Reclassified to income statement, net of income tax expense of nil, nil, nil, and nil	—	—	—	—
	(12)	8	(36)	33
Changes in retirement-related benefit plans (6)
Net actuarial loss and prior service cost arising during the period, net of income tax benefit of nil, nil, nil, and $1	—	—	—	(3)
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax benefit of $2, nil, $1, and nil (7)	(2)	(2)	—	—
Foreign currency translation adjustments and other, net of income tax expense of nil, nil, nil, and nil (4)	2	(6)	(8)	1
Reclassified to income statement, net of income tax expense of $9, $3, $9, and $35 (8)	24	8	24	98
	24	—	16	96
Other comprehensive income, net of tax	$119	$51	$161	$184
(1)Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of the Company’s foreign subsidiary, McKesson Europe, and its operations in Canada into the Company’s reporting currency, U.S. dollars.
(2)During the three and nine months ended December 31, 2020, net foreign currency translation adjustments were primarily due to the strengthening of the Canadian dollar and Euro against the U.S. dollar from April 1, 2020 to December 31, 2020. During the three and nine months ended December 31, 2019, the net foreign currency translation adjustments were primarily due to the strengthening of the Euro and Canadian dollar against the U.S. dollar, partially offset by weakening of the British pound sterling from April 1, 2019 to December 31, 2019.
(3)The three and nine months ended December 31, 2020 includes net foreign currency translation adjustments of $20 million and $(41) million, respectively, and the three and nine months ended December 31, 2019 includes net foreign currency translation adjustments of $12 million and $(1) million, respectively, attributable to redeemable noncontrolling interests.
(4)The three and nine months ended December 31, 2020 include adjustments for amounts related to the contribution of the Company’s German pharmaceutical wholesale business to a joint venture, as discussed in more detail in Financial Note 3, “Held for Sale.” These amounts were included in the current and prior periods calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within Operating expenses in the Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(5)The three and nine months ended December 31, 2020 includes foreign currency losses of $84 million and $201 million, respectively, on the net investment hedges from the €1.7 billion Euro-denominated notes and £450 million British pound sterling-denominated notes, losses of $45 million and $108 million, respectively, on the net investment hedges from cross-currency swaps, and losses on net investment hedges of nil and $1 million, respectively, attributable to redeemable noncontrolling interests. The three and nine months ended December 31, 2019 include foreign currency losses of $59 million and gains of $8 million, respectively, on the net investment hedges from the €1.70 billion Euro-denominated notes and £450 million British pound sterling-denominated notes and losses of $20 million and $11 million, respectively, on the net investment hedges from cross-currency swaps.
(6)The three and nine months ended December 31, 2020 include net actuarial gains of $5 million and $3 million, respectively, and the three and nine months ended December 31, 2019 include net actuarial losses of $2 million and $1 million, respectively, which are attributable to redeemable noncontrolling interests.
(7)Pre-tax amount was reclassified into Cost of sales and Operating expenses in the Condensed Consolidated Statements of Operations. The related tax expense was reclassified into Income tax benefit (expense) in the Condensed Consolidated Statements of Operations.
(8)The nine months ended December 31, 2019 primarily reflects a reclassification of losses in the second quarter of 2020 upon a pension settlement charge from Accumulated other comprehensive loss to Other income (expense), net in the Condensed Consolidated Statement of Operations.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss) by component for the three and nine months ended December 31, 2020 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at September 30, 2020	$(1,512)	$6	$25	$(116)	$(1,597)
Other comprehensive income (loss) before reclassifications	156	(96)	(12)	2	50
Amounts reclassified to earnings and other	47	—	—	22	69
Other comprehensive income (loss)	203	(96)	(12)	24	119
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	20	—	—	5	25
Other comprehensive income (loss) attributable to McKesson	183	(96)	(12)	19	94
Balance at December 31, 2020	$(1,329)	$(90)	$13	$(97)	$(1,503)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(1,780)	$138	$49	$(110)	$(1,703)
Other comprehensive income (loss) before reclassifications	363	(229)	(36)	(8)	90
Amounts reclassified to earnings and other	47	—	—	24	71
Other comprehensive income (loss)	410	(229)	(36)	16	161
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(41)	(1)	—	3	(39)
Other comprehensive income (loss) attributable to McKesson	451	(228)	(36)	13	200
Balance at December 31, 2020	$(1,329)	$(90)	$13	$(97)	$(1,503)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss) by component for the three and nine months ended December 31, 2019 are as follows:

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
15.    Segments of Business
Commencing with the second quarter of 2021, the Company implemented a new segment reporting structure which resulted in four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and RxTS. Other, for retrospective periods presented, consists of the Company’s equity method investment in Change Healthcare JV, which was split-off from McKesson in the fourth quarter of 2020. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2020	2019	2020	2019
Segment revenues (1)
U.S. Pharmaceutical	$49,495	$46,453	$142,232	$135,855
International	9,273	9,864	27,365	28,592
Medical-Surgical Solutions	3,054	2,141	7,388	6,100
Prescription Technology Solutions	777	714	2,101	1,969
Total revenues	$62,599	$59,172	$179,086	$172,516

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$635	$677	$1,871	$1,894
International (4)	(71)	(290)	(113)	(229)
Medical-Surgical Solutions (5)	260	124	536	378
Prescription Technology Solutions	114	82	270	280
Other (6)	—	(33)	—	(1,483)
Subtotal	938	560	2,564	840
Corporate expenses, net (7)	(8,246)	(202)	(8,462)	(713)
Interest expense	(55)	(64)	(165)	(184)
Income (loss) from continuing operations before income taxes	$(7,363)	$294	$(6,063)	$(57)
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 7% of the International segment’s total revenues, less than 2% of the Medical-Surgical Solutions segment’s total revenues, and approximately 38% of the RxTS segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are domestic.
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
(3)The Company’s U.S. Pharmaceutical segment’s operating profit for the three and nine months ended December 31, 2020 includes $11 million and $115 million, respectively, and for the three and nine months ended December 31, 2019 includes $66 million and $114 million, respectively, of pre-tax credits related to the last-in, first-out (“LIFO”) method of accounting for inventories. The nine months ended December 31, 2020 also includes a charge of $50 million recorded in connection with the Company’s estimated liability under the State of New York’s OSA, as further discussed in Note 13, “Commitments and Contingent Liabilities.”

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(4)The Company’s International segment’s operating loss for the three and nine months ended December 31, 2020 includes restructuring, impairment, and related charges of $131 million and $189 million, respectively, driven largely by long-lived asset impairment charges of $115 million primarily related to retail pharmacy businesses in Canada and Europe as well as costs associated with the closure of retail pharmacy stores within the U.K. business, as discussed in more detail in Financial Note 4, “Restructuring, Impairment, and Related Charges,” and a second quarter goodwill impairment charge of $69 million (pre-tax and after-tax) related to one of the Company’s reporting units in Europe, as discussed in more detail in Financial Note 8, “Goodwill and Intangible Assets, Net.” Restructuring, impairment, and related charges of $100 million and $116 million for the three and nine months ended December 31, 2019, respectively, reflects long-lived asset impairment charges of $94 million primarily related to retail pharmacy businesses in the U.K. and Canada. The segment’s operating loss also includes charges of $47 million and $57 million for three and nine months ended December 31, 2020, respectively, to remeasure to fair value the assets and liabilities of the Company’s German pharmaceutical wholesale business which was contributed to a joint venture as further discussed in Note 3, “Held for Sale.” The Company recognized a fair value remeasurement charge related to the joint venture of $282 million for the three and nine months ended December 31, 2019.
(5)The Company’s Medical-Surgical Solutions segment’s operating profit for the three and nine months ended December 31, 2020 includes charges totaling $35 million and $49 million, respectively, on certain personal protective equipment and other related products due to inventory impairments and excess inventory.
(6)Operating loss for Other for the nine months ended December 31, 2019 includes a pre-tax impairment charge of $1.2 billion and a pre-tax dilution loss of $246 million associated with the Company’s investment in Change Healthcare JV. Operating loss for Other also includes the Company’s proportionate share of loss from Change Healthcare JV of $28 million and $75 million for the three and nine months ended December 31, 2019, respectively.
(7)Corporate expenses, net for the three and nine months ended December 31, 2020 includes a pre-tax charge of $8.1 billion ($6.7 billion after-tax) related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 13, “Commitments and Contingent Liabilities." The nine months ended December 31, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received during the first quarter of 2021 from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program. Corporate expenses, net, for the three and nine months ended December 31, 2020 include net gains of $30 million and $89 million, respectively, associated with certain of the Company’s equity investments and, for the nine months ended December 31, 2019, include settlement charges of $122 million from the termination of the Company’s defined benefit pension plan and a settlement charge of $82 million related to opioid claims. The three and nine months ended December 31, 2020 includes $34 million and $118 million, respectively, and the three and nine months ended December 31, 2019 includes $36 million and $108 million, respectively, of pre-tax charges opioid-related costs, primarily litigation expenses.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 previously filed with the Securities and Exchange Commission on May 22, 2020 (“2020 Annual Report”).
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
We implemented a new segment reporting structure commencing with the second quarter of 2021, which resulted in four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and Prescription Technology Solutions (“RxTS”). Other, for retrospective periods presented, consists of our equity method investment in Change Healthcare LLC (“Change Healthcare JV”), which was split-off from McKesson in the fourth quarter of 2020. All prior segment information has been recast to reflect our new segment structure and current period presentation. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
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
•Medical-Surgical Solutions provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the United States (“U.S.”) and was unaffected by the segment realignment.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and nine months ended December 31, 2020.
•Coronavirus disease 2019 (“COVID-19”) impacted our results of operations for the three and nine months ended December 31, 2020. Following the onset of the pandemic, pharmaceutical distribution volumes decreased during the first quarter as a result of the weakened and uncertain global economic environment and COVID-19 restrictions, including government shutdowns and shelter-in-place orders. While pharmaceutical distribution volumes have improved across our businesses during the second and third quarters since the troughs we experienced during the first quarter, the recovery of the COVID-19 pandemic continues to be fluid. We also saw a continued increase in demand for COVID-19 tests;
•We expanded our existing partnership with the Centers for Disease Control and Prevention (“CDC”) to support the U.S. government as a centralized distributor of COVID-19 vaccines and ancillary supplies needed to administer vaccines. We have also partnered with the Department of Health and Human Services (“HHS”) and Pfizer to manage the assembly and distribution of the ancillary supplies needed to administer COVID-19 vaccines;
•On December 20, 2020, under the direction of the CDC, we began the distribution of Moderna’s COVID-19 vaccine. For a more in-depth discussion of how COVID-19 impacted our business, operations, and outlook, refer to the COVID-19 section of "Trends and Uncertainties" included below;
•Revenues of $62.6 billion for the three months ended December 31, 2020 increased 6% from the prior year, and revenues of $179.1 billion for the nine months ended December 31, 2020 increased 4% from the prior year. The increase in revenues is primarily driven by market growth in our U.S. Pharmaceutical segment. Revenues for the nine months ended December 31, 2020 also includes adverse impacts from COVID-19, primarily due to pharmaceutical distribution volume declines across our businesses largely during the first quarter of 2021;
•Gross profit increased 4% and 2% for the three and nine months ended December 31, 2020, respectively, compared to the prior year primarily driven by sales of COVID-19 tests in our Medical-Surgical Solutions segment;
•Total operating expenses for the three and nine months ended December 31, 2020 includes a charge of $8.1 billion related to our estimated liability for opioid-related claims. This charge is reflected within “Claims and litigation charges, net” in our Condensed Consolidated Statements of Operations and within “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheets. Refer to the Opioid-Related Litigation and Claims section of “Trends and Uncertainties” included below for further information;
•Total operating expenses for the three and nine months ended December 31, 2020 includes charges of $115 million to impair certain long-lived assets within our International segment;
•On November 1, 2020, we completed the contribution of our German pharmaceutical wholesale business to a newly formed joint venture with Walgreens Boots Alliance (“WBA”) in which we have a 30% ownership interest. In connection with the transaction, we recorded fair value remeasurement charges of $47 million and $57 million within total operating expenses for the three and nine months ended December 31, 2020, respectively;
•Total operating expenses for the nine months ended December 31, 2020 also includes the following: a goodwill impairment charge of $69 million recorded in connection with our segment realignment that commenced in the second quarter of 2021; a charge of $50 million related to our estimated liability under the State of New York’s Opioid Stewardship Act (the “OSA”); and a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program;
•Other income (expense), net for the three and nine months ended December 31, 2020 includes net gains of $30 million and $89 million, respectively, recognized from our equity investments;
•Diluted loss per common share from continuing operations attributable to McKesson Corporation for the three and nine months ended December 31, 2020 of $39.03 and $32.28, respectively, reflects the aforementioned items, net of any respective tax impacts, and a lower share count compared to the prior year driven largely by the separation of our investment in Change Healthcare JV on March 10, 2020;

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•On December 3, 2020, we completed a public offering of 0.90% Notes due December 3, 2025 (the “2025 Notes”) in a principal amount of $500 million and repaid $1.0 billion of long-term debt. Refer to Financial Note 9, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information;
•We returned $709 million of cash to shareholders through $500 million of common stock repurchases, excluding shares surrendered for tax withholding, and $209 million of dividend payments during the nine months ended December 31, 2020. On July 29, 2020, we raised our quarterly dividend from $0.41 to $0.42 per common share; and
•In January 2021, our Board of Directors (the “Board”) approved an increase of $2.0 billion for the authorized share repurchase of McKesson’s common stock.
Trends and Uncertainties:
COVID-19
In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020.
We continue to evaluate the nature and extent of the impacts COVID-19 has on our business and operations. The pandemic developed rapidly during our fourth quarter of 2020 and continues to evolve. Infection rates have increased to higher levels and significant numbers of new COVID-19 cases continued to be reported throughout the nine months ended December 31, 2020, particularly in the U.S. The full extent to which COVID-19 will impact us depends on many factors and future developments, which are described at the end of this COVID-19 section.
In response to the COVID-19 pandemic, federal, state, and local government directives and policies have been put in place in the U.S. to enhance availability of medications and supplies to meet the increased demand, assist front-line healthcare providers, manage public health concerns by creating social distancing, and address the economic impacts, including sharply reduced business activity, increased unemployment, and overall uncertainty presented by this new healthcare emergency. Similar governmental actions have occurred in Canada and Europe, the timing of which has varied across geographies. On December 11, 2020, the U.S. Food and Drug Administration (“FDA”) issued the first Emergency Use Authorization (“EUA”) for the Pfizer-BioNTech COVID-19 vaccine manufactured by Pfizer, Inc. (“Pfizer Vaccine”) to be distributed in the U.S. On December 18, 2020, the FDA issued an EUA for the Moderna COVID-19 vaccine manufactured by ModernaTX, Inc. (“Moderna Vaccine”) to be distributed in the U.S. Similar COVID-19 vaccine authorizations have occurred in Canada and Europe. Government-coordinated administrative or allocation decisions at the federal, state, and local levels may cause variability in the timing and volume of COVID-19 vaccine distribution and administration activities. Our role in the distribution of COVID-19 vaccines as well as the assembly and distribution of related ancillary supply kits is discussed further below.
As a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions, we are well positioned to respond to the COVID-19 pandemic in the U.S., Canada, and Europe. We have worked and continue to work closely with national and local governments, agencies, and industry partners to ensure that available supplies, including personal protective equipment (“PPE”), and medicine reach our customers and patients.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Our Response to COVID-19 in the Workplace
During this unprecedented time, we are committed in continuing to supply our customers and protect the safety of our employees. The various responses we put in place to mitigate the impact of COVID-19 on our business operations, including telecommuting and work-from-home policies, restricted travel, employee support programs, and enhanced safety measures, are intended to limit employee exposure to COVID-19. We expanded employee medical benefits covering COVID-19 related visits, treatments, and testing as well as expanded telehealth options to protect employee safety. We provided further support including additional emergency leave and an internal paid time off donation platform for employees impacted by COVID-19. For employees whose roles require presence at our facilities, we enhanced safety by promoting the practice of social distancing, providing reminders to wash or disinfect hands and avoid unnecessary face touching, making face masks available, placing hand sanitizers within our operating environments, and periodically cleaning and disinfecting our facilities. For employees whose roles do not require presence at our facilities, we added technology resources to support their working remotely. These responses were initially put in place during our fourth quarter of 2020. During the second quarter of 2021, we also implemented on-site workplace temperature screening as we continue to adapt our health and safety practices in response to the COVID-19 pandemic. When working in frozen vaccine storage environments, employees are provided with protective gear, including special clothing, gloves, and facial gear. These steps to protect employee safety have resulted in limited disruption from COVID-19 to our normal business operations, productivity trends, and have not materially impacted our operating expenses or operating margins.
We have evaluated the impact of our telecommuting and work-from-home policies on our system of internal controls and we have concluded that these policies did not have a material effect on our internal control over financial reporting during the nine months ended December 31, 2020. We also took various actions to mitigate the impact of COVID-19 on our results from operations through cost-containment and payroll-related expenses.
Trends in our Business
During the first quarter, we experienced growth in pharmaceutical distribution and specialty drug volumes at a lower rate in the U.S., while pharmaceutical distribution volumes decreased in Europe and Canada due to the COVID-19 pandemic, as compared to the same prior year period. Specialty drug volumes increased, but were negatively impacted by lower demand for elective specialty drugs, as compared to the same prior year period. We also experienced decreased demand for primary care medical-surgical supplies due to deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic and closures of doctors’ offices, which was partially offset by demand for COVID-19 tests and PPE. Additionally, the decreased traffic in doctors’ offices and general shelter-in-place guidance by governmental authorities negatively impacted retail pharmacy foot traffic in both Europe and Canada.
During the second and third quarters, these trends improved compared to the first quarter as we experienced stabilization of prescription volumes across the enterprise and improved frequency of primary care patient visits. Additionally, we saw increased demand for COVID-19 tests and continued sales of PPE in our Medical-Surgical Solutions segment as well as improvements of retail pharmacy foot traffic in Europe and Canada.
Our Role in the Distribution of COVID-19 Vaccines and Ancillary Supply Kits
On August 14, 2020, we expanded our partnership with the CDC through an amendment to our existing Vaccines for Children Program contract for the distribution of certain COVID-19 vaccines. The COVID-19 vaccine distribution agreement with the CDC was finalized during the third quarter of 2021. We support the U.S. government as a centralized distributor of COVID-19 vaccines and ancillary supplies needed to administer vaccines. In the centralized model, the U.S. government directs us on the distribution of the vaccines and related supplies to point-of-care sites across the country. We make no decisions on where products are to be distributed nor how the products are allocated between the various provider sites and ultimately administered to the individuals receiving a vaccine. We utilize our expertise and capabilities to support the CDC’s efforts to vaccinate everyone in the U.S. who wants to receive a COVID-19 vaccine. The CDC and McKesson collaborated similarly in response to the 2009 H1N1 pandemic.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
On December 20, 2020, we began distributing the Moderna Vaccine in the U.S. We expect to distribute other future authorized COVID-19 vaccines that are refrigerated (2-8ºC) or frozen (-20ºC). Ancillary supply kits may be shipped either together with the Moderna Vaccine or in advance of the vaccines. The results of operations related to our vaccine distribution are reflected in our U.S. Pharmaceutical segment. The financial impact of vaccine distribution was not material for the three and nine months ended December 31, 2020 given the timing of authorization and subsequent distribution of the Moderna Vaccine late in our third quarter. The Pfizer Vaccine, which is ultra-frozen, is not being distributed by McKesson, although we are providing ancillary supplies needed for its administration. The results of operations for the kitting and distribution of ancillary supplies for the Pfizer Vaccine are reflected in our Medical-Surgical Solutions segment, as further discussed below.
On September 23, 2020, we announced our contract with the HHS under which our Medical-Surgical Solutions segment manages the assembly and distribution of ancillary supply kits and dry ice kits needed to administer COVID-19 vaccines, including sourcing some of those supplies. We also have an agreement with Pfizer to assemble and distribute ancillary supply kits needed to administer that particular COVID-19 vaccine. Ancillary supply kits include alcohol prep pads, face shields, surgical masks, needles and syringes, and other vaccine administration items. For the Pfizer Vaccine, ancillary supply kits also include the diluent needed to administer the ultra-frozen vaccine. We began assembling the ancillary supply kits in September 2020 and continued assembly throughout our third quarter, in preparation for vaccine authorization and subsequent distribution. Ancillary supply kits to administer the Pfizer Vaccine are shipped directly to point-of-care sites, and all other ancillary supply kits are shipped to our dedicated vaccine distribution centers. The future financial impact of the arrangements with the CDC and HHS depend on numerous uncertainties, which are described at the end of this COVID-19 section.
To manage the COVID-19 vaccine and ancillary supply kit distribution, we have set up special, dedicated vaccine distribution centers that include large-scale, custom freezers and refrigerators to safely store and process vaccines. We have also set up distribution centers for kitting and inventory management as part of our contract with the HHS. We are working with delivery partners to manage the delivery of vaccines and ancillary supply kits from our centralized vaccine distribution centers to point-of-care destinations as directed by the CDC. The capital expenditures we made during the second and third quarters of 2021 to prepare for vaccine and ancillary supply kit distribution were not material to our financial condition or liquidity.
Impact to our Results of Operations, Financial Condition, and Liquidity
The demand for COVID-19 tests as well as the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines had a favorable impact in our Medical-Surgical Solutions segment on revenues and income (loss) from continuing operations before income taxes for the three and nine months ended December 31, 2020. Sales of PPE in this segment also had a favorable impact on revenues for the three and nine months ended December 31, 2020. However, during the first quarter, we had lower pharmaceutical volumes, specialty drug volumes, and patient care visits that negatively impacted our consolidated revenues and income (loss) from continuing operations before income taxes for the nine months ended December 31, 2020. During the three and nine months ended December 31, 2020, operating expenses decreased as a result of the pandemic, largely due to savings from restricted travel and decreased meetings. The favorable reduction in operating expenses was partially offset by increased costs of transport, costs for enhanced procedures to sanitize operating facilities, and costs of providing PPE and other related products for employee use. Additionally, increased costs for certain PPE compressed our margins. Certain PPE items held for resale were valued in our inventory at costs that were inflated by earlier COVID-19 pandemic demand levels. That inventory valuation, if not supported by market resale prices, may be written down to net realizable value. We may also write-off inventory due to decreased customer demand and excess inventory. During the three and nine months ended December 31, 2020, we recorded charges totaling $35 million and $49 million, respectively, on certain PPE and other related products due to inventory impairments and excess inventory in our Medical-Surgical Solutions segment. Although market price volatility and changes to anticipated customer demand may require additional write-downs in future periods, we are taking measures to mitigate such risk. Overall, these COVID-19 related items had a net favorable impact on consolidated income (loss) from continuing operations before income taxes for the three months ended December 31, 2020 and an immaterial impact for the nine months ended December 31, 2020 when compared to the same prior year periods. Impacts to future periods due to COVID-19 may differ based on future developments, which is described at the end of this COVID-19 section.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
We were able to maintain appropriate labor and overall vendor supply levels during the nine months ended December 31, 2020. Our inventory levels have fluctuated in response to supply availability and customer demand patterns for certain products, with varying inventory level impacts depending on the specific product within our portfolio of offerings. We collaborated closely with the federal government and other healthcare stakeholders to source more critical PPE to the U.S. This collaboration expedited the shipment of critical medical supplies to areas hit hardest by COVID-19, as identified by the Federal Emergency Management Agency. We are closely monitoring demand and usage of PPE and other related products. As our supply levels improve, and the federal government evolves guidance on the prioritization of providers or geographic markets, we will continue to adapt our distribution policies.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws and includes provisions to provide relief for citizens, companies, healthcare providers and patients, and others. We have taken advantage of the provision to defer certain employer payroll taxes and continue to monitor the potential impact of other tax legislation changes as result of the CARES Act, including refundable payroll tax credits on certain qualified wages. We anticipate changes due to the CARES Act in the timing of certain cash flows, with no material impact to our financial results for the three and nine months ended December 31, 2020. On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021 (the “CA Act”), which enhances and expands certain provisions of the CARES Act. Currently, we do not expect the CA Act to have a material impact on our future financial condition, results of operations, or liquidity.
Our condensed consolidated balance sheets and ability to maintain financial liquidity remains strong. We have experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic. We are monitoring our customers closely for changes to their timing of payments or ability to pay amounts owed to us as a result of COVID-19 pandemic impacts to their businesses. We remain well-capitalized with access to liquidity from our revolving credit facility. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open and accessible to us during the COVID-19 pandemic. We believe we meet and have the ability to continue to meet the covenants of our credit agreements.
Impact to our Supply Chain
We also continue to monitor the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers, industry partners, and government agencies to meet the needs of our customers during the pandemic. We have assembled a Critical Care Drug Task Force, made up of our procurement specialists, clinical health systems pharmacists, and supply chain professionals, that is focused on securing additional product where available, sourcing back-up products, and protecting our operations across all locations and facilities. We are also working with manufacturers through several channels, including our ClarusONE and global sourcing teams in London, and our leaders are actively engaged in addressing potential shortages. We have a robust Business Continuity and Disaster Recovery Program (“BCRP”) and we have proactively enhanced our BCRP in response to the COVID-19 pandemic to protect the supply chain to minimize disruption in healthcare, protect our customers, ensure the safety and security of our employees and workplaces, and ensure the continuity of critical business processes.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Risks and Forward-Looking Information
The COVID-19 pandemic has disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments, and assumptions used in our forecasts. We face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our future business operations, financial condition, results of operations, and liquidity. The full extent to which COVID-19 will impact us depends on many factors and future developments, including: the duration and spread of the virus; governmental actions to limit the spread of the virus; potential seasonality of viral outbreaks; potential new strains or variants of the original virus; the amount of COVID-19 vaccines authorized, manufactured, distributed, and administered; the amount of ancillary supply kits assembled and distributed; the effectiveness of COVID-19 vaccines and governmental measures in controlling the spread of the virus; and the effectiveness of treatments of infected individuals. Due to several rapidly changing variables related to the COVID-19 pandemic, estimations of future economic trends and the timing of when stability will return remains challenging. Additionally, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Key assumptions and estimates about future values in our impairment assessments can be affected by a variety of factors, including the impacts of the global pandemic on industry and economic trends as well as on our business strategy and internal forecasts. Material changes to key assumptions and estimates can decrease the projected cash flows or increase the discount rates and have resulted in impairment charges of certain long-lived assets as disclosed in Financial Note 4, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and could potentially result in future impairment charges. Refer to Item 1A - Risk Factors in Part I of our 2020 Annual Report and Item 1A - Risk Factors in Part II of this Quarterly Report on Form 10-Q for a disclosure of risk factors related to COVID-19.
Opioid-Related Litigation and Claims
We are a defendant in over 3,200 legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. Those proceedings include approximately 2,900 federal cases and approximately 400 state court cases throughout the U.S., and cases in Puerto Rico and Canada. We continue to be involved in discussions with the objective of achieving broad resolution of opioid-related claims of states, their political subdivisions, and other government entities (“governmental entities”). We are in ongoing, advanced discussions with state attorneys general and plaintiffs’ representatives regarding a framework under which the three largest U.S. pharmaceutical distributors would pay up to approximately $21.0 billion over a period of 18 years, with up to approximately $8.0 billion to be paid by us to resolve claims of governmental entities, with more than 90% of the total amount anticipated to be used to remediate the opioids crisis. Most of the remaining amount relates to plaintiffs’ attorneys fees and costs, and would be payable over a shorter time period. In addition, the proposed framework would require the three distributors, including the Company, to adopt changes to anti-diversion programs.
We have concluded that discussions under that framework have reached a stage at which a broad settlement of opioid claims by governmental entities is probable, and the loss related thereto can be reasonably estimated as of December 31, 2020. As a result of that conclusion, and our assessment of certain other opioid-related claims, we recorded a charge of $8.1 billion for the three and nine months ended December 31, 2020, related to our share of the settlement framework described above, as well as other opioid-related claims. Because of the many uncertainties associated with any potential settlement arrangement or other resolution of opioid-related litigation, and the uncertainty of the scope of potential participation by plaintiffs, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss. In light of the uncertainty of the timing of amounts that would be paid with respect to the charge, the charge was recorded in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet as of December 31, 2020. Moreover, in light of this uncertainty, the amount of any ultimate loss may differ materially from the amount accrued.
While we continue to be involved in discussions regarding a potential broad settlement framework, we also continue to prepare for trial in these pending matters. We believe that we have valid defenses to the claims pending against us and, absent an acceptable settlement, intend to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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
On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. The Healthcare Distribution Alliance filed a petition for panel rehearing, or, in the alternative, for rehearing en banc with the U.S. Court of Appeals for the Second Circuit; that petition was denied on December 18, 2020. Unless the appellate court’s decision is overturned, the OSA will be reinstated for calendar years 2017 and 2018 (but not beyond those years), and, subject to any further legal challenge, we will have to pay our ratable share of the annual surcharge for those two years. During the second quarter of 2021, we reflected an estimated liability of $50 million for the OSA surcharge in our accompanying condensed consolidated financial statements on the assumption that the appellate court’s decision will stand. Refer to Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Three Months Ended December 31,				Nine Months Ended December 31,
	2020	2019	Change		2020	2019	Change
Revenues	$62,599	$59,172	6%		$179,086	$172,516	4%
Gross profit	3,151	3,033	4		8,851	8,687	2
Gross profit margin	5.03%	5.13%	(10)	bp	4.94%	5.04%	(10)	bp
Total operating expenses	(10,513)	(2,673)	293%		(14,901)	(7,067)	111%
Total operating expenses as a percentage of revenues	16.79%	4.52%	NM		8.32%	4.10%	422	bp
Other income (expense), net	$54	$26	108%		$152	$(15)	NM
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	(28)	(100)		—	(1,478)	(100)
Interest expense	(55)	(64)	(14)		(165)	(184)	(10)
Income (loss) from continuing operations before income taxes	(7,363)	294	NM		(6,063)	(57)	NM
Income tax benefit (expense)	1,189	(47)	NM		1,011	111	811
Income (loss) from continuing operations	(6,174)	247	NM		(5,052)	54	NM
Loss from discontinued operations, net of tax	—	(5)	(100)		(1)	(12)	(92)
Net income (loss)	(6,174)	242	NM		(5,053)	42	NM
Net income attributable to noncontrolling interests	(52)	(56)	(7)		(152)	(163)	(7)
Net income (loss) attributable to McKesson Corporation	$(6,226)	$186	NM		$(5,205)	$(121)	NM

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$(39.03)	$1.06	NM		$(32.28)	$(0.60)	NM
Discontinued operations	—	(0.03)	(100)		(0.01)	(0.06)	(83)
Total	$(39.03)	$1.03	NM		$(32.29)	$(0.66)	NM

Weighted-average diluted common shares outstanding	159.5	179.7	(11)%		161.2	183.1	(12)%
bp - basis points
NM - computation not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three and nine months ended December 31, 2020 compared to the same prior year periods primarily due to market growth in our U.S. Pharmaceutical segment. As a result of COVID-19, revenues were unfavorably impacted for the nine months ended December 31, 2020 due to reduced customer demand, which drove declines in pharmaceutical distribution volumes across our businesses largely during the first quarter of 2021. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion.
Gross Profit
Gross profit increased for the three months ended December 31, 2020 compared to the same prior year period primarily in our Medical-Surgical Solutions segment driven by increased demand for COVID-19 tests. Gross profit was also favorably impacted by growth in our RxTS segment and growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment. Gross profit was unfavorably impacted by lower last-in, first-out (“LIFO”) credits in the third quarter of 2021 as further described below, as well as from the contribution of our German pharmaceutical wholesale business to a joint venture with WBA.
Gross profit increased for the nine months ended December 31, 2020 compared to the same prior year period primarily in our Medical-Surgical Solutions segment driven by the demand for COVID-19 tests and PPE. Gross profit was also favorably impacted by growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment. These increases were partially offset by the adverse impacts from COVID-19 during the first quarter of 2021, including disruptions of doctors’ office operations, deferred or cancelled elective procedures, lower demand for pharmaceuticals, and overall reduction of foot traffic in pharmacies.
LIFO inventory credits were $11 million and $66 million for the three months ended December 31, 2020 and 2019, respectively, and $115 million and $114 million for the nine months ended December 31, 2020 and 2019, respectively. LIFO credits are lower in the third quarter of 2021 compared to the same prior year period, which unfavorably impacted our gross profit margin, primarily due to delays of branded off-patent to generic drug launches as a result of COVID-19. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Total Operating Expenses
A summary of the components of our total operating expenses for the three and nine months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Operating expenses	$2,291	$2,535	(10)%	$6,625	$6,779	(2)%
Claims and litigation charges, net (1)	8,067	—	NM	7,936	82	NM
Goodwill impairment charges	—	2	(100)	69	2	NM
Restructuring, impairment, and related charges	155	136	14	271	204	33
Total operating expenses	$10,513	$2,673	293%	$14,901	$7,067	111%
Percent of revenues	16.79%	4.52%	NM	8.32%	4.10%	422	bp
bp - basis points
NM - computation not meaningful
(1)“Claims and litigation charges, net” within total operating expenses includes adjustments for estimated probable settlements related to our controlled substance monitoring and reporting, and opioid-related claims, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. Legal fees to defend claims, which are expensed as incurred, are included within “Operating expenses.” We have reclassified prior period amounts to conform to the current period presentation.
For the three and nine months ended December 31, 2020, total operating expenses and total operating expenses as a percentage of revenues increased compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•Operating expenses for the three and nine months ended December 31, 2020 reflects charges of $47 million and $57 million, respectively, to remeasure assets and liabilities held for sale to fair value less costs to sell related to the completed contribution of the majority of our German pharmaceutical wholesale business to create a joint venture with WBA in which we have a 30% ownership interest within our International segment. Operating expenses for the three and nine months ended December 31, 2019 reflects a charge of $282 million to remeasure assets and liabilities held for sale to fair value less costs to sell related to the joint venture for those reporting periods;
•Operating expenses for the three months ended December 31, 2020 and 2019 includes opioid-related expenses of $34 million and $36 million, respectively, and $118 million and $108 million for the nine months ended December 31, 2020 and 2019, respectively, primarily related to litigation expenses;
•Operating expenses for the three and nine months ended December 31, 2020 reflects cost savings of $23 million and $75 million, respectively, on travel and entertainment due to travel restrictions associated with COVID-19;
•Operating expenses for the nine months ended December 31, 2020 includes a charge of $50 million related to our estimated liability under the OSA as previously discussed in the “Trends and Uncertainties” section;
•Operating expenses for the three and nine months ended December 31, 2020 when compared to the same prior year periods includes higher corporate expenses and increased costs to support business growth, particularly in our Medical-Surgical Solutions segment, partially offset by lower operating expenses due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA and a divestiture in our Medical-Surgical Solutions segment that closed during the fourth quarter of 2020;
•Claims and litigation charges, net for the three and nine months ended December 31, 2020 includes a charge of $8.1 billion related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section;
•Claims and litigation charges, net for the nine months ended December 31, 2020 includes a net gain of $131 million reflecting insurance proceeds received, net of attorneys' fees and expenses awarded to plaintiffs' counsel, in connection with the previously reported $175 million settlement of the shareholder derivative action related to our controlled substances monitoring program;

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•Claims and litigation charges, net for the nine months ended December 31, 2019 includes a settlement charge of $82 million recorded in connection with an agreement to settle all opioid-related claims filed by two Ohio counties;
•Goodwill impairment charges of $69 million for the nine months ended December 31, 2020 was recorded in connection with our segment realignment that commenced in the second quarter of 2021. Refer to the “Goodwill Impairment” section below for further details;
•Restructuring, impairment, and related charges for three and nine months ended December 31, 2020 and 2019 primarily includes charges related to our European and Canadian businesses in our International segment and Corporate expenses, net. In addition, certain charges related to restructuring initiatives are included under the caption “Cost of sales” in our Condensed Consolidated Statements of Operations and were not material for the three and nine months ended December 31, 2020 and 2019. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” and “Segment Operating Profit (Loss) and Corporate Expenses, Net” sections below as well as Financial Note 4, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information; and
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations for the three and nine months ended December 31, 2020.
Goodwill Impairment
As discussed in the “Overview of Our Business” section, our operating structure was realigned commencing in the second quarter of 2021 into four reportable segments: U.S. Pharmaceutical, International, Medical-Surgical Solutions, and RxTS. These reportable segments encompass all operating segments of the Company. The second quarter segment realignment resulted in changes in multiple reporting units across the Company. As a result, we were required to perform a goodwill impairment test for these reporting units and recorded a goodwill impairment charge in our Europe Retail Pharmacy reporting unit of $69 million during the second quarter of 2021. At December 31, 2020, the balance of goodwill for our reporting units in Europe was approximately nil and the remaining balance of goodwill in the International segment relates to one of our reporting units in Canada.
We evaluate goodwill for impairment on an annual basis as of October 1, and at an interim date, if indicators of potential impairment exist. The annual impairment testing performed for 2021 did not indicate any impairment of goodwill. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment and certain reporting units within our RxTS segment, where the risk of a material goodwill impairment is higher than other reporting units. Refer to Financial Note 8, “Goodwill and Intangible Assets, Net” to the accompanying condensed financial statements appearing in this Quarterly Report on Form 10-Q for further information.
Restructuring Initiatives and Long-Lived Asset Impairments
Restructuring, impairment, and related charges within total operating expenses include charges for programs in which we change our operations, the scope of a business undertaken by our business units, or the manner in which that business is conducted as well as long-lived asset impairments.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Additionally, we committed to certain actions in connection with the previously announced relocation of our corporate headquarters from San Francisco, California to Irving, Texas, which became effective April 1, 2019. The relocation was substantially complete in January 2021.
In connection with the above initiatives, we expect to record total charges of approximately $515 million to $565 million, of which $442 million of charges were recorded to date, primarily representing employee severance, exit-related costs, asset impairment charges, and accelerated depreciation. Estimated remaining charges primarily consist of accelerated amortization of long-lived assets, facility, lease, and other exit costs, and employee-related costs.
Restructuring, impairment, and related charges for the three and nine months ended December 31, 2020 also includes long-lived asset impairment charges of $115 million primarily related to our retail pharmacy businesses in Canada and Europe within our International segment. Restructuring, impairment, and related charges for the three and nine months ended December 31, 2019 includes long-lived asset impairment charges of $94 million primarily related to our retail pharmacy businesses in the U.K. and Canada within our International segment.
Refer to Financial Note 4, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on our restructuring initiatives and long-lived asset impairments.
Other Income (Expense), Net
The change in other income, net for the nine months ended December 31, 2020 compared to other expense, net for the same prior year period was primarily due to pension settlement charges of $122 million recognized during the nine months ended December 31, 2019 related to our previously approved termination of the frozen U.S. defined benefit pension plan. In connection with the pension plan termination, we purchased annuity contracts from an insurer that will pay and administer the future pension benefits of the remaining participants.
Other income, net for the three and nine months ended December 31, 2020 also includes net gains recognized from our equity investments of $30 million and $89 million, respectively. This primarily reflects mark-to-market gains on our investments in publicly traded securities as further described in Financial Note 12, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In future periods, fair value adjustments recognized in our operating results for these types of investments may be adversely impacted by market volatility. Other expense, net for the nine months ended December 31, 2019 includes net settlement gains of $26 million from our derivative contracts.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Equity Earnings and Charges from Investment in Change Healthcare Joint Venture
Until the separation of our investment in Change Healthcare JV on March 10, 2020, we accounted for this investment using the equity method of accounting. Our proportionate share of loss from our investment in Change Healthcare JV was $28 million and $75 million for the three and nine months ended December 31, 2019, respectively, which primarily includes transaction and integration expenses incurred by the joint venture and basis differences between the joint venture and McKesson including amortization of fair value adjustments.
On June 27, 2019, common stock and certain other securities of Change Healthcare, Inc. (“Change”) began trading on the NASDAQ (“IPO”). On July 1, 2019, upon the completion of its IPO, Change contributed net cash proceeds it received from its offering of common stock to Change Healthcare JV in exchange for additional membership interests of Change Healthcare JV at the equivalent of its offering price of $13 per share. The proceeds from the concurrent offering of other securities were also used by Change to acquire certain securities of Change Healthcare JV. As a result, McKesson’s equity interest in Change Healthcare JV was reduced from 70% to approximately 58.5%, which was used to recognize our proportionate share in net loss from Change Healthcare JV, commencing in the second quarter of 2020. As a result of the ownership dilution to 58.5% from 70%, we recognized a dilution loss of approximately $246 million in the second quarter of 2020. Additionally, our proportionate share of income or loss from this investment was subsequently reduced as immaterial settlements of stock option exercises occurred after the IPO and further diluted our ownership.
In the second quarter of 2020, we recorded an other-than-temporary-impairment (“OTTI”) charge of $1.2 billion to our investment in Change Healthcare JV, representing the difference between the carrying value of our investment and the fair value derived from the corresponding closing price of Change’s common stock at September 30, 2019. This charge was included within “Equity earnings and charges from investment in Change Healthcare Joint Venture” in our Condensed Consolidated Statement of Operations for the nine months ended December 31, 2019.
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
After the separation, Change Healthcare JV is required under the tax receivable agreement (“TRA”) to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, resulting from depreciation or amortization allocated to Change by McKesson. The receipt of any payments under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings, which creates uncertainty over the amount, timing, and probability of the gain recognized. As such, we accounted for the TRA as a gain contingency, with no receivable recognized as of December 31, 2020.
Interest Expense
Interest expense decreased for the three and nine months ended December 31, 2020 compared to the same prior year periods primarily due to a decrease in the issuance of commercial paper. Interest expense may also fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Benefit (Expense)
During the three months ended December 31, 2020 and 2019, we recorded an income tax benefit of $1.2 billion and income tax expense of $47 million, respectively. During the nine months ended December 31, 2020 and 2019, we recorded income tax benefits of $1.0 billion and $111 million, respectively. We reported an income tax benefit rate of 16.1% and an income tax expense rate of 16.0% for the three months ended December 31, 2020 and 2019, respectively. We reported income tax benefit rates of 16.7% and 194.7% for the nine months ended December 31, 2020 and 2019, respectively. The charge for opioid-related claims of $8.1 billion ($6.7 billion after-tax) unfavorably impacted our reported income tax benefit rates for the three and nine months ended December 31, 2020. During the three and nine months ended December 31, 2019, no tax benefit was recognized for the charge of $282 million to remeasure to fair value the assets and liabilities of our German pharmaceutical wholesale business which was contributed to a joint venture within our International segment. Fluctuations in our reported income tax rates are primarily due to changes within our business mix of income and discrete items recognized. Refer to Financial Note 5, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended December 31, 2020 and 2019 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”). Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ equity (deficit) on our condensed consolidated balance sheets. Refer to Financial Note 6, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Net Income (Loss) Attributable to McKesson Corporation
Net income (loss) attributable to McKesson Corporation was $(6.2) billion and $186 million for the three months ended December 31, 2020 and 2019, respectively, and $(5.2) billion and $(121) million for the nine months ended December 31, 2020 and 2019, respectively. Diluted earnings (loss) per common share attributable to McKesson Corporation was $(39.03) and $1.03 for the three months ended December 31, 2020 and 2019, respectively, and $(32.29) and $(0.66) for the nine months ended December 31, 2020 and 2019, respectively. Net loss per diluted share for the three and nine months ended December 31, 2020 and for the nine months ended December 31, 2019 is calculated by excluding dilutive securities from the denominator due to their antidilutive effects. Additionally, our diluted earnings (loss) per share for the three and nine months ended December 31, 2020 and 2019 reflects the cumulative effects of share repurchases.
Weighted-Average Diluted Common Shares
Diluted earnings (loss) per common share was calculated based on a weighted-average number of shares outstanding of 159.5 million and 179.7 million for the three months ended December 31, 2020 and 2019, respectively, and 161.2 million and 183.1 million for the nine months ended December 31, 2020 and 2019, respectively. Weighted-average diluted shares for three and nine months ended December 31, 2020 decreased from the same prior year periods primarily due to the separation from our investment in Change Healthcare JV on March 10, 2020.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Segment revenues
U.S. Pharmaceutical	$49,495	$46,453	7%	$142,232	$135,855	5%
International	9,273	9,864	(6)	27,365	28,592	(4)
Medical-Surgical Solutions	3,054	2,141	43	7,388	6,100	21
Prescription Technology Solutions	777	714	9	2,101	1,969	7
Total revenues	$62,599	$59,172	6%	$179,086	$172,516	4%
U.S. Pharmaceutical
Three Months Ended December 31, 2020 vs. 2019
U.S. Pharmaceutical revenues for the three months ended December 31, 2020 increased 7% compared to the same prior year period primarily due to market growth, including branded pharmaceutical price increases, growth in specialty pharmaceuticals, and higher volumes from retail national account customers, partially offset by branded to generic drug conversions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2020 vs. 2019
U.S. Pharmaceutical revenues for the nine months ended December 31, 2020 increased 5% compared to the same prior year period primarily due to market growth, including branded pharmaceutical price increases, growth in specialty pharmaceuticals, and higher volumes from retail national account customers, partially offset by branded to generic drug conversions. Revenues for this segment were unfavorably impacted by the loss of customers and reduced demand for pharmaceuticals in retail pharmacies and institutional healthcare providers due to COVID-19, particularly during the first quarter of 2021.
International
Three Months Ended December 31, 2020 vs. 2019
International revenues for the three months ended December 31, 2020 decreased 6% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 10% largely due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA and to a lesser extent, the exit of unprofitable customers in our Canadian business. These decreases were partially offset by favorability due to additional sales days for the three months ended December 31, 2020 compared to the same prior year period in our European operations.
Nine Months Ended December 31, 2020 vs. 2019
International revenues for the nine months ended December 31, 2020 decreased 4% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 6% primarily due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA, the exit of unprofitable customers in our Canadian business, and lower pharmaceutical distribution volumes resulting from the adverse impacts from COVID-19 largely during the first quarter of 2021. These decreases were partially offset by favorability due to additional sales days for the nine months ended December 31, 2020 compared to the same prior year period in our European operations.
Medical-Surgical Solutions
Three Months Ended December 31, 2020 vs. 2019
Medical-Surgical Solutions revenues for the three months ended December 31, 2020 increased 43% compared to the same prior year period primarily due to sales of COVID-19 tests and PPE.
Nine Months Ended December 31, 2020 vs. 2019
Medical-Surgical Solutions revenues for the nine months ended December 31, 2020 increased 21% compared to the same prior year period largely due to sales of COVID-19 tests. Revenues for this segment were also favorably impacted by sales of PPE, partially offset by lower demand due to customer closures in our primary care business primarily during the first quarter of 2021.
Prescription Technology Solutions
Three Months Ended December 31, 2020 vs. 2019
RxTS revenues for the three months ended December 31, 2020 increased 9% compared to the same prior year period primarily driven by increased volume with new and existing customers in our CoverMyMeds business.
Nine Months Ended December 31, 2020 vs. 2019
RxTS revenues for the nine months ended December 31, 2020 increased 7% compared to the same prior year period primarily driven by increased volume with new and existing customers.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2020	2019	Change		2020	2019	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$635	$677	(6)%		$1,871	$1,894	(1)%
International (3)	(71)	(290)	(76)		(113)	(229)	(51)
Medical-Surgical Solutions	260	124	110		536	378	42
Prescription Technology Solutions	114	82	39		270	280	(4)
Other (4)	—	(33)	(100)		—	(1,483)	(100)
Subtotal	938	560	68		2,564	840	205
Corporate expenses, net (5)	(8,246)	(202)	NM		(8,462)	(713)	NM
Interest expense	(55)	(64)	(14)		(165)	(184)	(10)
Income (loss) from continuing operations before income taxes	$(7,363)	$294	NM		$(6,063)	$(57)	NM

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.28%	1.46%	(18)	bp	1.32%	1.39%	(7) bp
International	(0.77)	(2.94)	217		(0.41)	(0.80)	39
Medical-Surgical Solutions	8.51	5.79	272		7.26	6.20	106
Prescription Technology Solutions	14.67	11.48	319		12.85	14.22	(137)
bp - basis points
NM - computation not meaningful
(1)Segment operating profit (loss) includes gross profit, net of operating expenses, as well as other income (expense), net, for our reportable segments. For retrospective periods presented, operating loss for Other reflects equity earnings and charges from our equity method investment in Change Healthcare JV, which we split-off in the fourth quarter of 2020.
(2)Operating profit for our U.S. Pharmaceutical segment includes a charge of $50 million for the nine months ended December 31, 2020 related to our estimated liability under the OSA.
(3)Operating loss for our International segment includes restructuring, impairment, and related charges of $131 million and $189 million for the three and nine months ended December 31, 2020, respectively, driven largely by long-lived asset impairment charges of $115 million primarily related to our retail pharmacy businesses in Canada and Europe as well as costs incurred in the closure of certain retail pharmacy stores within our U.K. business as part of our operating model and cost optimization efforts. Restructuring, impairment, and related charges of $100 million and $116 million for the three and nine months ended December 31, 2019, respectively, was driven largely by long-lived asset impairment charges of $94 million primarily related to our retail pharmacy businesses in the U.K. and Canada. Operating loss includes a goodwill impairment charge of $69 million for the nine months ended December 31, 2020 related to our European retail business as well as charges of $47 million and $57 million for three and nine months ended December 31, 2020, respectively, to remeasure to fair value the assets and liabilities of our German pharmaceutical wholesale business which was contributed to a joint venture with WBA. We recognized a fair value remeasurement charge related to the joint venture of $282 million for the three and nine months ended December 31, 2019.
(4)Operating loss for Other for the nine months ended December 31, 2019 includes an impairment charge of $1.2 billion and a dilution loss of $246 million related to our investment in Change Healthcare JV.
(5)Corporate expenses, net for the three and nine months ended December 31, 2020 includes a charge of $8.1 billion related to our estimated liability for opioid-related claims. Corporate expenses, net for the three and nine months ended December 31, 2020 also includes net gains from our equity investments of $30 million and $89 million, respectively, as well as a net gain of $131 million for nine months ended December 31, 2020 recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program. Corporate expenses, net for the nine months ended December 31, 2019 includes pension settlement charges of $122 million and a settlement charge of $82 million related to opioid claims.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended December 31, 2020 vs. 2019
Operating profit and operating profit margin decreased for this segment for the three months ended December 31, 2020 compared to the same prior year period primarily due to lower LIFO credits of $55 million and net cash proceeds of $22 million received in the prior year representing our share of antitrust legal settlements, partially offset by growth in specialty pharmaceuticals.
Nine Months Ended December 31, 2020 vs. 2019
Operating profit and operating profit margin decreased for this segment for the nine months ended December 31, 2020 compared to the same prior year period primarily due to a charge of $50 million recorded during the second quarter of 2021 related to our estimated liability under the OSA, increased costs for strategic growth initiatives, and net cash proceeds of $22 million received in the prior year representing our share of antitrust legal settlements. This was partially offset by growth in specialty pharmaceuticals.
International
Three Months Ended December 31, 2020 vs. 2019
Operating loss and operating loss margin improved for this segment for the three months ended December 31, 2020 compared to the same prior year period primarily due to a decrease in the charges recorded to remeasure to fair value the assets and liabilities of our German pharmaceutical wholesale business which was contributed to a joint venture with WBA. The fair value remeasurement charges reflected for the three months ended December 31, 2020 and 2019 was $47 million and $282 million, respectively.
Nine Months Ended December 31, 2020 vs. 2019
Operating loss and operating loss margin improved for this segment for the nine months ended December 31, 2020 compared to the same prior year period primarily due to a decrease in the fair value remeasurement charges discussed above, of which $57 million and $282 million was reflected for the nine months ended December 31, 2020 and 2019, respectively, and lower operating expenses across our European businesses. This was partially offset by higher restructuring charges in Europe and Canada and a goodwill impairment charge of $69 million recorded in the second quarter of 2021 related to our European retail pharmacy business.
Medical-Surgical Solutions
Three Months Ended December 31, 2020 vs. 2019
Operating profit and operating profit margin for this segment increased for the three months ended December 31, 2020 compared to the same prior year period primarily due to COVID-19, including demand for COVID-19 tests and the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines, partially offset by inventory charges on certain PPE and other related products. Operating profit and operating profit margin for the three months ended December 31, 2019 also included a prior year remeasurement charge of assets and liabilities held for sale to fair value related to a divestiture that closed during the fourth quarter of 2020.
Nine Months Ended December 31, 2020 vs. 2019
Operating profit and operating profit margin for this segment increased for the nine months ended December 31, 2020 compared to the same prior year period primarily due to COVID-19, including demand for COVID-19 tests and PPE, as well as the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines. This was partially offset by customer closures in our primary care business largely during the first quarter of 2021 and inventory charges on certain PPE and other related products. Operating profit and operating profit margin for the nine months ended December 31, 2019 also included a prior year remeasurement charge of assets and liabilities held for sale to fair value related to a divestiture that closed during the fourth quarter of 2020.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Prescription Technology Solutions
Three Months Ended December 31, 2020 vs. 2019
Operating profit and operating profit margin for this segment increased for the three months ended December 31, 2020 compared to the same prior year period primarily driven by favorability in our CoverMyMeds business, including increased volumes with new and existing customers.
Nine Months Ended December 31, 2020 vs. 2019
Operating profit and operating profit margin for this segment decreased for the nine months ended December 31, 2020 compared to the same prior year period primarily due to higher operating expenses to support business growth. Operating profit margin for this segment also decreased due to changes in our product mix.
Other
Operating loss for Other for the nine months ended December 31, 2019 includes an impairment charge of $1.2 billion and a dilution loss of $246 million related to our investment in Change Healthcare JV. Operating loss for Other also includes our proportionate share of loss from Change Healthcare JV of $28 million and $75 million for the three and nine months ended December 31, 2019, respectively.
Corporate Expenses, Net
Corporate expenses, net increased for the three and nine months ended December 31, 2020 compared to the same prior year periods due to a charge of $8.1 billion related to our estimated liability for opioid-related claims.
Corporate expenses, net also includes net gains recognized from our equity investments of $30 million and $89 million for the three and nine months ended December 31, 2020, respectively, as well as a net gain of $131 million recognized during the nine months ended December 31, 2020 in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program. Corporate expenses, net, for the nine months ended December 31, 2019 includes pension settlement charges of $122 million, an opioid claim settlement charge of $82 million, and net settlement gains of $26 million recognized from our derivative contracts.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. As described within the “Trends and Uncertainties” section above, the COVID-19 pandemic developed rapidly. We continue to monitor its impact on demand within parts of our business, as well as trends potentially impacting the timing or ability for some of our customers to pay amounts owed to us. We remain well-capitalized with access to liquidity from our revolving credit facility. Additionally, long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open and accessible to us during the COVID-19 pandemic. We have seen continued improvement in conditions in the debt markets and commercial paper markets as the Federal Reserve has taken steps to stabilize the markets. We believe we meet and have the ability to meet the covenants of our credit agreements.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Nine Months Ended December 31,
(Dollars in millions)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$1,172	$(280)	$1,452
Investing activities	(210)	(409)	199
Financing activities	(1,176)	(254)	(922)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(77)	27	(104)
Net change in cash, cash equivalents, and restricted cash	$(291)	$(916)	$625

Operating Activities
Operating activities generated cash of $1.2 billion and used cash of $280 million during the nine months ended December 31, 2020 and 2019, respectively. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms. Operating activities for the nine months ended December 31, 2020 were affected by net income adjusted for non-cash items, a decrease in receivables of $1.5 billion and an increase in inventory of $2.0 billion, both primarily due to timing and higher sales recognized at year end, as well as a decrease in drafts and accounts payable of $1.2 billion from effective working capital management at year end. Operating activities for the nine months ended December 31, 2019 were affected by an increase in receivables of $1.0 billion due to revenue growth, as well as a decrease in drafts and accounts payable of $929 million and an increase in inventory of $689 million, both primarily associated with timing. Operating activities also includes non-cash fair value remeasurement charges of $57 million and $282 million related to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA for the nine months ended December 31, 2020 and 2019, respectively, and a non-cash pension settlement charge of $122 million for the nine months ended December 31, 2019.
Investing Activities
Investing activities used cash of $210 million and $409 million during the nine months ended December 31, 2020 and 2019, respectively. Investing activities for the nine months ended December 31, 2020 and 2019 includes $427 million and $338 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software. Investing activities for the nine months ended December 31, 2020 also includes net cash proceeds of $297 million in exchange for the contribution of our German pharmaceutical wholesale business to a joint venture with WBA.
Financing Activities
Financing activities used cash of $1.2 billion and $254 million during the nine months ended December 31, 2020 and 2019, respectively. Financing activities for the nine months ended December 31, 2020 includes cash receipts of $5.5 billion and payments of $5.3 billion for short-term borrowings, primarily commercial paper. Financing activities for the nine months ended December 31, 2019 includes cash receipts of $15.9 billion and payments of $13.7 billion for short-term borrowings, primarily commercial paper. Financing activities for the nine months ended December 31, 2020 includes the issuance of the 2025 Notes in a principal amount of $500 million, the retirement of our $700 million total principal amount of notes due on November 30, 2020 at a fixed interest rate of 3.65% upon maturity, and the redemption of our 4.75% $323 million total principal of notes due on March 1, 2021 prior to maturity. The notes were redeemed using cash on hand and the proceeds from the 2025 Notes. Financing activities for the nine months ended December 31, 2020 and 2019 includes $526 million and $2.0 billion, respectively, of cash paid for stock repurchases, including shares surrendered for tax withholding. Additionally, financing activities for the nine months ended December 31, 2020 and 2019 includes $209 million and $222 million of cash paid for dividends, respectively. Cash used for other financing activities generally includes payments to noncontrolling interests. Other financing activities for the nine months ended December 31, 2020 also includes restricted cash inflow related to funds temporarily held on behalf of unaffiliated medical practice groups and a payment of $49 million to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions.
In May 2019, we entered into an ASR program with a third-party financial institution to repurchase $600 million of the Company’s common stock. We repurchased a total of 4.7 million shares at an average price per share of $127.68 during the nine months ended December 31, 2019.
During the three months ended June 30, 2019, we repurchased 0.7 million of the Company’s shares for $84 million through open market transactions at an average price per share of $128.64. During the three months ended September 30, 2019, we repurchased 5.2 million of the Company’s shares for $750 million through open market transactions at an average price per share of $144.28. During the three months ended December 31, 2019, we repurchased 3.4 million of the Company’s shares for $500 million through open market transactions at an average price per share of $148.39.
During the three months ended June 30, 2020, there were no share repurchases made under previously authorized share repurchase programs. During the three months ended September 30, 2020, we repurchased 1.8 million of the Company’s shares for $269 million through open market transactions at an average price per share of $151.23. During the three months ended December 31, 2020, we repurchased 1.5 million of the Company’s shares for $231 million through open market transactions at an average price per share of $151.12. The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at December 31, 2020. In January 2021, the Board approved an increase of $2.0 billion for the authorized share repurchase of McKesson’s common stock.
We believe that our future operating cash flow, financial assets, and current access to capital and credit markets, including our existing credit facilities, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that an increase in volatility or disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing. As described within the “Trends and Uncertainties” section above, the COVID-19 pandemic developed rapidly. We continue to monitor its impact on demand within parts of our business, as well as trends potentially impacting the timing or ability for some of our customers to pay amounts owed to us.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2020	March 31, 2020
Cash, cash equivalents, and restricted cash	$3,732	$4,023
Working capital	438	(402)
Debt to capital ratio (1)	87.8%	52.1%
Return on McKesson stockholders’ equity (deficit) (2)	(94.6)	13.3
(1)Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity (deficit), which excludes noncontrolling and redeemable noncontrolling interests and accumulated other comprehensive loss. This ratio of debt to capital differs from our total indebtedness to total capital ratio calculated under our credit agreement dated September 25, 2019, as amended.
(2)Ratio is computed as net income (loss) attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity (deficit), which excludes noncontrolling and redeemable noncontrolling interests.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Our cash and cash equivalents balance as of December 31, 2020 and March 31, 2020 included approximately $1.1 billion and $1.7 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital improved at December 31, 2020 compared to March 31, 2020 primarily due to an increase in inventory and a decrease in drafts and accounts payable, partially offset by decreases in receivables and cash and cash equivalents as well as an increase in other current liabilities.
Our debt to capital ratio increased for the nine months ended December 31, 2020 primarily due to a decrease in stockholders’ equity driven by net loss for the year-to-date period and share repurchases. Our unfavorable return on McKesson’s stockholder’s equity (deficit) as of December 31, 2020 was also driven by net loss for the year-to-date period. Net loss for the nine months ended December 31, 2020 includes an after-tax charge of $6.7 billion related to our estimated liability for opioid-related claims.
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
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests primarily relate to our consolidated subsidiary, McKesson Europe. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe have a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). The exercise of the Put Right will reduce the balance of redeemable noncontrolling interests. During the nine months ended December 31, 2020, we paid $49 million to purchase 1.8 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain.
The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. The carrying value of redeemable noncontrolling interests is also adjusted each period for the portion of other comprehensive income attributable to the noncontrolling shareholders, which is primarily due to changes in foreign currency exchange rates. At December 31, 2020, the carrying value of redeemable noncontrolling interests related to McKesson Europe of $1.3 billion approximated the maximum redemption value, and at March 31, 2020, the carrying value of $1.4 billion exceeded the maximum redemption value of $1.2 billion. In future periods, unfavorable foreign currency exchange rate fluctuations between the Euro and the U.S. dollar could adversely impact the carrying value of our redeemable noncontrolling interests and require an adjustment to increase the balance of our redeemable noncontrolling interests to its maximum redemption value. Such adjustments would be recorded in “Net income attributable to noncontrolling interests” in our consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not expire, but it may be terminated at the end of any fiscal year by giving at least six month’s advance notice. The Put Amount, annual recurring compensation amount, and the guaranteed dividend are subject to ongoing appraisal proceedings as previously disclosed in Financial Note 9, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” in Item 8 of Part II of our 2020 Annual Report, the outcome of which is uncertain and could result in increased future payments to the noncontrolling shareholders of McKesson Europe.
Refer to Financial Note 6, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on redeemable noncontrolling interests.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans, or intentions may also include forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. We undertake no obligation to publicly release any updates or revisions to our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include factors described in the Risk Factors discussion in Item 1A of Part I of our most recent Annual Report on Form 10-K, as updated in Item 1A of Part II of our report on Form 10-Q for the quarter ended September 30, 2020. The reader should not consider that discussion to be a complete statement of all potential risks and uncertainties.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

McKESSON CORPORATION
PART II—OTHER INFORMATION

Item 1.Legal Proceedings.
The information set forth in Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Financial Note 21, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, is incorporated herein by reference. Disclosure of an environmental proceeding with a governmental agency generally is included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.

Item 1A.Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2020 Annual Report, and as updated in Item 1A of Part II of our report on Form 10-Q for the quarter ended September 30, 2020.

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
During the three months ended June 30, 2020, there were no share repurchases made under previously authorized share repurchase programs. During the three months ended September 30, 2020, the Company repurchased 1.8 million of the Company’s shares for $269 million through open market transactions at an average price per share of $151.23. During the three months ended December 31, 2020, the Company repurchased 1.5 million of the Company’s shares for $231 million through open market transactions at an average price per share of $151.12. The total authorization outstanding for repurchases of the Company’s common stock was $1.0 billion at December 31, 2020. In January 2021, the Company’s Board of Directors approved an increase of $2.0 billion for the authorized share repurchase of McKesson’s common stock.
The following table provides information on the Company’s share repurchases during the three months ended December 31, 2020.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2020 – October 31, 2020	1.5	$151.12	1.5	$1,036
November 1, 2020 – November 30, 2020	—	—	—	1,036
December 1, 2020 – December 31, 2020	—	—	—	1,036
Total	1.5		1.5
(1)This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.Defaults Upon Senior Securities.
None.

McKESSON CORPORATION

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
On February 1, 2021, the Company entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement, dated as of September 25, 2019, among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and HSBC Securities (USA) Inc., as co-syndication agents (as amended, the “2020 Credit Facility”). The Credit Agreement Amendment amended the financial covenant in Section 7.04 of the 2020 Credit Facility that obligates the Company to maintain a debt to capital ratio of no greater than 65%. The Amendment under that covenant excludes from the calculation of “Net Worth” as of December 31, 2020 any non-cash charge in respect of any claims or litigation in excess of $1.0 billion that the Company excludes from its “Adjusted Earnings (Non-GAAP)” for the fiscal quarter ended December 31, 2020, as reported in a current report on Form 8-K reporting operating results for such period. As of December 31, 2020, the Company was in compliance with the debt to capital ratio and all other covenants under the 2020 Credit Facility.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description

4.1
Officer’s Certificate, dated as of December 3, 2020, and related Form of 2025 Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2020).

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 2, 2021	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 2, 2021	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller