Form 10-Q
period 2021-06-30
MCKESSON CORP
filed 2021-08-05
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 154,674,571 shares of the issuer’s common stock were outstanding as of June 30, 2021.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues	$62,674	$55,679
Cost of sales	(59,642)	(52,979)
Gross profit	3,032	2,700
Selling, distribution, general, and administrative expenses	(2,232)	(2,097)
Claims and litigation charges, net	(74)	131
Restructuring, impairment, and related charges	(158)	(56)
Total operating expenses	(2,464)	(2,022)
Operating income	568	678
Other income, net	43	27
Interest expense	(49)	(60)
Income from continuing operations before income taxes	562	645
Income tax expense	(26)	(150)
Income from continuing operations	536	495
Loss from discontinued operations, net of tax	(3)	(1)
Net income	533	494
Net income attributable to noncontrolling interests	(47)	(50)
Net income attributable to McKesson Corporation	$486	$444

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$3.09	$2.72
Discontinued operations	(0.02)	—
Total	$3.07	$2.72
Basic
Continuing operations	$3.13	$2.74
Discontinued operations	(0.02)	—
Total	$3.11	$2.74

Weighted-average common shares outstanding
Diluted	158.1	163.2
Basic	156.2	162.0

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$533	$494

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	24	33
Unrealized losses on cash flow hedges	—	(5)
Changes in retirement-related benefit plans	2	1
Other comprehensive income, net of tax	26	29

Comprehensive income	559	523
Comprehensive income attributable to noncontrolling interests	(50)	(111)
Comprehensive income attributable to McKesson Corporation	$509	$412

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,423	$6,278
Receivables, net	20,198	19,181
Inventories, net	20,016	19,246
Assets held for sale	7	12
Prepaid expenses and other	706	665
Total current assets	43,350	45,382
Property, plant, and equipment, net	2,549	2,581
Operating lease right-of-use assets	2,071	2,100
Goodwill	9,520	9,493
Intangible assets, net	2,797	2,878
Other non-current assets	2,607	2,581
Total assets	$62,894	$65,015

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
Current liabilities
Drafts and accounts payable	$38,389	$38,975
Current portion of long-term debt	752	742
Current portion of operating lease liabilities	392	390
Liabilities held for sale	5	9
Other accrued liabilities	4,297	3,987
Total current liabilities	43,835	44,103
Long-term debt	6,424	6,406
Long-term deferred tax liabilities	1,441	1,411
Long-term operating lease liabilities	1,888	1,867
Long-term litigation liabilities	7,596	8,067
Other non-current liabilities	1,748	1,715
Redeemable noncontrolling interests	7	1,271
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized and 274 and 273 shares issued at June 30, 2021 and March 31, 2021, respectively	2	2
Additional paid-in capital	7,057	6,925
Retained earnings	8,618	8,202
Accumulated other comprehensive loss	(1,627)	(1,480)
Treasury shares, at cost, 119 and 115 shares at June 30, 2021 and March 31, 2021, respectively	(14,579)	(13,670)
Total McKesson Corporation stockholders’ deficit	(529)	(21)
Noncontrolling interests	484	196
Total equity (deficit)	(45)	175
Total liabilities, redeemable noncontrolling interests, and equity (deficit)	$62,894	$65,015
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balances, March 31, 2021	273	$2	$6,925	$8,202	$(1,480)	(115)	$(13,670)	$196	$175
Issuance of shares under employee plans	1	—	71	—	—	—	(59)	—	12
Share-based compensation	—	—	33	—	—	—	—	—	33
Payments to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Other comprehensive income	—	—	—	—	23	—	—	—	23
Net income	—	—	—	486	—	—	—	39	525
Repurchase of common stock	—	—	(150)	—	—	(4)	(850)	—	(1,000)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Cash dividends declared, $0.42 per common share	—	—	—	(65)	—	—	—	—	(65)
Other	—	—	—	(5)	—	—	—	1	(4)
Balances, June 30, 2021	274	$2	$7,057	$8,618	$(1,627)	(119)	$(14,579)	$484	$(45)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount				Common Shares	Amount
Balances, March 31, 2020	272	$2	$6,663	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309
Opening retained earnings adjustment: adoption of new accounting standard	—	—	—	(13)	—	—	—	—	(13)
Balances, April 1, 2020	272	2	6,663	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans	—	—	21	—	—	—	(24)	—	(3)
Share-based compensation	—	—	23	—	—	—	—	—	23
Payments to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Other comprehensive loss	—	—	—	—	(32)	—	—	—	(32)
Net income	—	—	—	444	—	—	—	39	483
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	3	—	—	—	—	—	3
Cash dividends declared, $0.41 per common share	—	—	—	(67)	—	—	—	—	(67)
Other	—	—	1	(2)	—	—	—	(6)	(7)
Balances, June 30, 2020	272	$2	$6,711	$13,384	$(1,735)	(110)	$(12,916)	$207	$5,653
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$533	$494
Adjustments to reconcile to net cash used in operating activities:
Depreciation	80	75
Amortization	138	142
Long-lived asset impairment charges	104	5
Deferred taxes	36	28
Credits associated with last-in, first-out inventory method	(23)	(52)
Non-cash operating lease expense	90	83
Loss from sales of businesses and investments	—	2
Other non-cash items	194	9
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,045)	2,291
Inventories	(901)	238
Drafts and accounts payable	(609)	(4,214)
Operating lease liabilities	(90)	(89)
Taxes	(54)	76
Litigation liabilities	74	—
Other	(149)	(150)
Net cash used in operating activities	(1,622)	(1,062)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(93)	(72)
Capitalized software expenditures	(66)	(45)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(1)	(4)
Proceeds from sales of businesses and investments, net	83	7
Other	(22)	(16)
Net cash used in investing activities	(99)	(130)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	5,303
Repayments of short-term borrowings	—	(5,303)
Repayments of long-term debt	(2)	(2)
Common stock transactions:
Issuances	71	21
Share repurchases	(1,008)	—
Dividends paid	(69)	(74)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(1,031)	(49)
Other	(112)	165
Net cash provided by (used in) financing activities	(2,151)	61
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	(28)
Net decrease in cash, cash equivalents, and restricted cash	(3,861)	(1,159)
Cash, cash equivalents, and restricted cash at beginning of period	6,396	4,023
Cash, cash equivalents, and restricted cash at end of period	2,535	2,864
Less: Restricted cash at end of period included in Prepaid expenses and other	(112)	(251)
Cash and cash equivalents at end of period	$2,423	$2,613

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with pharmaceutical manufacturers, providers, pharmacies, governments, and other organizations in healthcare to help provide the right medicines, medical products, and healthcare services to the right patients at the right time, safely, and cost-effectively. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Refer to Financial Note 14, “Segments of Business,” for more information.
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
The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the variable interest entity (“VIE”). The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. Investments in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.
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
To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. The Company continues to evaluate the ongoing impacts, including the economic consequences, of the coronavirus disease 2019 (“COVID-19”) pandemic. As COVID-19 evolves, the Company’s accounting estimates and assumptions may change over time and may change materially in future periods. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows of McKesson for the interim periods presented.
The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, previously filed with the SEC on May 12, 2021 (“2021 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain prior year amounts have been reclassified to conform to the current year presentation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Adopted Accounting Pronouncements
In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies and clarifies certain other aspects of accounting for income taxes. The adoption of this amended guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.
2.    Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is highly probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less cost to sell is reported as an adjustment to the carrying value of the disposal group. Assets and liabilities that have met the classification of held for sale were $7 million and $5 million, respectively, at June 30, 2021 and $12 million and $9 million, respectively, at March 31, 2021. Based on its analysis, the Company determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation.
On July 5, 2021, the Company entered into an agreement to sell certain of its European businesses (“disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.5 billion), subject to certain adjustments, including net debt adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the divestiture date. The Company concluded that the held for sale criteria were not met in the first quarter of 2022 and continued to classify the assets and liabilities of these businesses as held and used in the condensed consolidated balance sheet. Beginning in the second quarter of 2022, the disposal group will be reflected in the Company’s condensed consolidated financial statements as held for sale. The disposal group will be remeasured to the lower of its carrying amount or fair value less costs to sell, which the Company estimates will result in a charge of between $500 million and $700 million, primarily related to the inclusion of the accumulated other comprehensive income balances into the carrying amount of the disposal group and the impairment of internal-use software that will not be completed. While this range reflects the Company’s best estimate as of the date of this Quarterly Report on Form 10-Q, actual charges could differ based on operating results, changes in foreign exchange rates, and other factors prior to closing of the transaction. The transaction is anticipated to close during 2023, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable.
3.    Restructuring, Impairment, and Related Charges
The Company recorded restructuring, impairment, and related charges of $158 million and $56 million during the three months ended June 30, 2021 and 2020, respectively. These charges are included in “Restructuring, impairment, and related charges” in the Condensed Consolidated Statements of Operations. In addition, charges related to restructuring initiatives are included in “Cost of sales” in the Condensed Consolidated Statements of Operations and were not material for the three months ended June 30, 2021 and 2020.
Restructuring Initiatives
During the first quarter of 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily includes the rationalization of the Company’s office space in North America. Where it determines to cease using office space, the Company plans to exit the portion of the facility no longer used. It also may retain and repurpose certain other office locations. The Company expects to incur total charges of approximately $180 million to $280 million for this initiative, consisting primarily of exit related costs, accelerated depreciation and amortization of long-lived assets, and asset impairments. The Company recorded charges of $95 million in the three months ended June 30, 2021. This initiative is anticipated to be completed in 2022. Charges primarily relate to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the first quarter of 2021, the Company committed to an initiative within the United Kingdom (“U.K.”), which is included in the Company’s International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. The Company expects to incur total charges of approximately $85 million to $90 million, of which $63 million of charges were recorded to date. The Company recorded charges of $6 million and $14 million, respectively, in the three months ended June 30, 2021 and 2020, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. The initiative is anticipated to be substantially complete in 2022 and estimated remaining charges primarily consist of accelerated amortization of long-lived assets, facility and other exit costs, and employee-related costs.
Restructuring, impairment, and related charges during the three months ended June 30, 2021 consisted of the following:

	Three Months Ended June 30, 2021
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions (1)	Medical-Surgical Solutions (1)	International (2)	Corporate (1)	Total
Severance and employee-related costs, net	$2	$—	$—	$12	$—	$14
Exit and other-related costs (3)	2	1	2	14	21	40
Asset impairments and accelerated depreciation	8	17	4	34	41	104
Total	$12	$18	$6	$60	$62	$158
(1)Costs primarily relate to the transition to the partial remote work model described above.
(2)Primarily represents costs related to the transition to the partial remote work model and U.K. operating model and cost optimization efforts described above, as well as costs for optimization programs in Canada.
(3)Exit and other-related costs primarily consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
Restructuring, impairment, and related charges during the three months ended June 30, 2020 consisted of the following:

	Three Months Ended June 30, 2020
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International (1)	Corporate (2)	Total
Severance and employee-related costs, net	$1	$—	$—	$17	$20	$38
Exit and other-related costs (3)	1	—	3	2	7	13
Asset impairments and accelerated depreciation	—	—	—	4	1	5
Total	$2	$—	$3	$23	$28	$56
(1)Primarily represents costs associated with the U.K. operating model and cost optimization efforts described above, and an operating model and cost optimization initiative which was substantially completed in the year ended March 31, 2021.
(2)Primarily represents costs associated with an operating model and cost optimization initiative which was substantially completed in the year ended March 31, 2021.
(3)Exit and other-related costs primarily include project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the three months ended June 30, 2021:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2021 (1)	$19	$4	$3	$66	$59	$151
Restructuring, impairment, and related charges	12	18	6	60	62	158
Non-cash charges	(8)	(17)	(4)	(34)	(41)	(104)
Cash payments	(5)	(1)	(2)	(5)	(8)	(21)
Other	—	—	(1)	(3)	(3)	(7)
Balance, June 30, 2021 (2)	$18	$4	$2	$84	$69	$177
(1)As of March 31, 2021, the total reserve balance was $151 million, of which $99 million was recorded in “Other accrued liabilities” and $52 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
(2)As of June 30, 2021, the total reserve balance was $177 million, of which $127 million was recorded in “Other accrued liabilities” and $50 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
4.    Income Taxes
During the three months ended June 30, 2021 and 2020, the Company recorded income tax expense of $26 million and $150 million, respectively. The Company’s reported income tax rates were 4.6% and 23.3% for the three months ended June 30, 2021 and 2020, respectively. Fluctuations in the Company’s reported income tax rates are primarily due to discrete items recognized in the quarter and changes in the mix of earnings between various taxing jurisdictions.
As of June 30, 2021, the Company had $1.7 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the three months ended June 30, 2021, the Company recognized a net discrete tax benefit of $97 million primarily related to statute of limitation expirations in various taxing jurisdictions. During the next twelve months, the Company does not estimate any material reduction in its unrecognized tax benefits. However, this may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year. The unrecognized tax benefit may also increase or decrease due to future developments in the Opioid related litigation and claims, as discussed in Financial Note 12, “Commitments and Contingent Liabilities.”
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
5.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily related to its consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, during the three months ended June 30, 2021 and 2020, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million and $11 million, respectively. All amounts were recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amount was paid as specified currently in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remained unadjusted. Noncontrolling shareholders of McKesson Europe appealed this decision. McKesson Europe Holdings GmbH & Co. KGaA also appealed the decision. On April 12, 2021, the Company received notice that the Stuttgart Court of Appeals ruled that the Put Amount shall remain €22.99, thereby rejecting the lower court’s increase, and the recurring compensation remained at €0.83 per share.
During the three months ended June 30, 2021 and 2020, the Company paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the noncontrolling interests by $983 million and $49 million, respectively, for the three months ended June 30, 2021 and 2020, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million and $3 million, respectively, as an increase to McKesson’s stockholders additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” on the Condensed Consolidated Balance Sheet.
The redeemable noncontrolling interest was adjusted each period for the proportion of other comprehensive income, primarily due to changes in foreign currency exchange rates, attributable to the noncontrolling shareholders. Prior to expiration of the Put Right, the balance of the redeemable noncontrolling interests was reported as the greater of its carrying value or its maximum redemption value at each reporting date. At March 31, 2021, the carrying value of $1.3 billion exceeded the maximum redemption value of $1.2 billion and the Company owned approximately 78% of McKesson Europe’s outstanding common shares. At June 30, 2021, the Company owned approximately 95%, of McKesson Europe’s outstanding common shares.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. As of June 30, 2021, noncontrolling interests also represent minority shareholder equity interests in McKesson Europe, as discussed above. During the three months ended June 30, 2021 and 2020, the Company allocated a total of $39 million of net income to noncontrolling interests.
Changes in redeemable noncontrolling interests and noncontrolling interests for the three months ended June 30, 2021 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2021	$196	$1,271
Net income attributable to noncontrolling interests	39	8
Other comprehensive income	—	3
Reclassification of recurring compensation to other accrued liabilities	—	(8)
Payments to noncontrolling interests	(39)	—
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	1	3
Balance, June 30, 2021	$484	$7

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
6.    Earnings (Loss) Per Common Share
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
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 1 million and 3 million of potentially dilutive securities for the three months ended June 30, 2021 and 2020 were excluded from the computation of diluted net earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings or loss per common share are as follows:

	Three Months Ended June 30,
(In millions, except per share amounts)	2021	2020
Income from continuing operations	$536	$495
Net income attributable to noncontrolling interests	(47)	(50)
Income from continuing operations attributable to McKesson Corporation	489	445
Loss from discontinued operations, net of tax	(3)	(1)
Net income attributable to McKesson Corporation	$486	$444

Weighted-average common shares outstanding:
Basic	156.2	162.0
Effect of dilutive securities:
Stock options	0.1	—
Restricted stock units (1)	1.8	1.2
Diluted	158.1	163.2

Earnings (loss) per common share attributable to McKesson: (2)
Diluted
Continuing operations	$3.09	$2.72
Discontinued operations	(0.02)	—
Total	$3.07	$2.72
Basic
Continuing operations	$3.13	$2.74
Discontinued operations	(0.02)	—
Total	$3.11	$2.74
(1)Includes dilutive effect from restricted stock units, performance-based restricted stock units, and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.
7.    Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2021	$3,963	$1,542	$2,453	$1,535	$9,493
Foreign currency translation adjustments, net	7	—	—	20	27
Balance, June 30, 2021	$3,970	$1,542	$2,453	$1,555	$9,520

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding intangible assets is as follows:

	June 30, 2021				March 31, 2021
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,747	$(2,329)	$1,418	$3,739	$(2,269)	$1,470
Service agreements	10	1,088	(530)	558	1,081	(513)	568
Pharmacy licenses	23	503	(252)	251	497	(244)	253
Trademarks and trade names	12	934	(412)	522	925	(394)	531
Technology	4	150	(127)	23	150	(122)	28
Other	6	255	(230)	25	254	(226)	28
Total		$6,677	$(3,880)	$2,797	$6,646	$(3,768)	$2,878
Amortization expense of intangible assets was $98 million and $106 million for the three months ended June 30, 2021 and 2020, respectively. Estimated amortization expense of these assets is as follows: $279 million, $273 million, $261 million, $255 million, and $223 million for the remainder of 2022 and each of the succeeding years through 2026 and $1.5 billion thereafter. All intangible assets were subject to amortization as of June 30, 2021 and March 31, 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	June 30, 2021	March 31, 2021
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$400	$400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	1,100
0.90% Notes due December 3, 2025	500	500
7.65% Debentures due March 1, 2027	167	167
3.95% Notes due February 16, 2028	600	600
4.75% Notes due May 30, 2029	400	400
6.00% Notes due March 1, 2041	282	282
4.88% Notes due March 15, 2044	411	411
Foreign currency notes (1) (3)
0.63% Euro Notes due August 17, 2021	711	704
1.50% Euro Notes due November 17, 2025	708	700
1.63% Euro Notes due October 30, 2026	592	587
3.13% Sterling Notes due February 17, 2029	635	627

Lease and other obligations	270	270
Total debt	7,176	7,148
Less: Current portion	752	742
Total long-term debt	$6,424	$6,406
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $7.2 billion and $7.1 billion at June 30, 2021 and March 31, 2021, respectively, of which $752 million and $742 million, respectively, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets.
On July 17, 2021, the Company redeemed its 0.63% €600 million (or, approximately $709 million) total principal Euro-denominated notes, originally due on August 17, 2021, prior to maturity. The notes were redeemed at par value using cash on hand.
Tender Offer
On July 23, 2021, the Company completed a cash tender offer for a portion of its existing outstanding (i) 2.85% Notes due 2023, (ii) 3.80% Notes due 2024, (iii) 7.65% Debentures due 2027, (iv) 3.95% Notes due 2028, (v) 4.75% Notes due 2029, (vi) 6.00% Notes due 2041, and (vii) 4.88% Notes due 2044 (collectively referred to herein as the “Tender Offer Notes”). In connection with the tender offer, the Company paid an aggregate consideration of $1.1 billion to redeem $922 million principal amount of the notes at a redemption price equal to 100% of the principal amount and premiums of $182 million. The redemption of the Tender Offer Notes was accounted for as a debt extinguishment and in the second quarter of 2022 the Company will record a loss on debt extinguishment, consisting of the premiums paid and a portion of the unamortized discounts and debt issuance costs proportional to the principal amount of debt retired.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
The Company has a Credit Agreement, dated as of September 25, 2019 (the “2020 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three months ended June 30, 2021 and 2020 and no amounts outstanding as of June 30, 2021 and March 31, 2021.
On March 31, 2021, the Company entered into Amendment No. 2 to the 2020 Credit Facility, which superseded Amendment No. 1, dated as of February 1, 2021. The 2020 Credit Facility, as amended, contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the amended credit agreement. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At June 30, 2021, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euro with a committed amount of $8 million and an uncommitted amount of $118 million as of June 30, 2021. Borrowings and repayments were not material during the three months ended June 30, 2021 and 2020, and amounts outstanding under these credit lines were not material as of June 30, 2021 and March 31, 2021.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. There were no borrowings or repayments during the three months ended June 30, 2021. During the three months ended June 30, 2020, the Company borrowed $5.3 billion and repaid $5.3 billion under the program. At June 30, 2021 and March 31, 2021, there were no commercial paper notes outstanding.
9.    Pension Benefits
The net periodic expense for defined benefit pension plans was approximately zero and $7 million for the three months ended June 30, 2021 and 2020, respectively.
Cash contributions to these plans were $14 million and $7 million for the three months ended June 30, 2021 and 2020, respectively. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
10.    Hedging Activities
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
Non-Derivative Instruments Designated as Hedges
At June 30, 2021 and March 31, 2021, the Company had €1.7 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
Losses from net investment hedges recorded within Other comprehensive income were $22 million and $34 million during the three months ended June 30, 2021 and 2020, respectively. There was no ineffectiveness in non-derivative net investment hedges during the three months ended June 30, 2021 and 2020.
Derivatives Designated as Hedges
At June 30, 2021 and March 31, 2021, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $500 million Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the three months ended June 30, 2021 and 2020. The remaining cross-currency swaps will mature November 2024.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in Other comprehensive income were losses of $5 million and $51 million during the three months ended June 30, 2021 and 2020, respectively. There was no ineffectiveness in the Company’s cross-currency swap hedges for the three months ended June 30, 2021 and 2020.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For cross-currency swap transactions, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At June 30, 2021 and March 31, 2021, the Company had cross-currency swaps with total gross notional amounts of approximately $2.6 billion, which are designated as cash flow hedges. These swaps will mature between August 2021 and January 2024.
For forward contracts and cross-currency swaps that are designated as cash flow hedges, the effective portion of changes in the fair value of the hedges is recorded in Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings.
On April 27, 2020, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with combined notional amounts of $500 million and €600 million, to hedge the variability of future benchmark interest rates on planned bond issuances. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR and to pay fixed interest payments for floating interest payments in Euros based on six-month Euro Interbank Offered Rate (“EURIBOR”) for the €600 million swaps. The $500 million swaps were terminated upon the issuance of the 2025 Notes in November 2020. The settlement loss on the swaps was not material and will be amortized on a straight-line basis as interest expense over the five-year life of the 2025 Notes. Refer to Financial Note 8, “Debt and Financing Activities,” for more information.
Gains or losses from cash flow hedges recorded in Other comprehensive income were zero and a loss of $5 million during the three months ended June 30, 2021 and 2020, respectively. Gains or losses reclassified from Accumulated other comprehensive income and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material in the three months ended June 30, 2021 and 2020. There was no ineffectiveness in the Company’s cash flow hedges for the three months ended June 30, 2021 and 2020.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.
The Company has a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At June 30, 2021 and March 31, 2021, the total gross notional amounts of these contracts were $54 million and $39 million, respectively. These contracts will predominantly mature between July 2021 and December 2021 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. Changes in the fair values were not material in the three months ended June 30, 2021 and 2020. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2021			March 31, 2021
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$4	$50	$895	$4	$47	$826
Cross-currency swaps (non-current)	Other non-current assets/liabilities	77	128	2,594	72	92	2,663
Forward starting interest rate swaps (current)	Other accrued liabilities	—	5	711	—	7	704
Total		$81	$183		$76	$146
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$42	$—	$—	$29
Foreign exchange contracts (current)	Other accrued liabilities	—	—	12	—	1	10
Total		$—	$—		$—	$1
Refer to Financial Note 11, "Fair Value Measurements," for more information on these recurring fair value measurements.
11.     Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2021 and March 31, 2021 included investments in money market funds of $521 million and $1.6 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for the Company’s marketable securities were not material at June 30, 2021 and March 31, 2021.
Fair values of the Company’s interest rate swaps, foreign currency forward contracts, and cross-currency swaps were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 10, “Hedging Activities,” for fair value and other information on the Company’s derivatives including interest rate swaps, forward foreign currency contracts, and cross-currency swaps.

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
At June 30, 2021, assets measured at fair value on a nonrecurring basis included long-lived assets associated with the Company’s restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges.” At March 31, 2021, assets measured at fair value on a nonrecurring basis included long-lived assets of the Company’s International segment and goodwill of the Company’s Europe Retail Pharmacy reporting unit within the International segment.
There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2021 and March 31, 2021.
Other Fair Value Disclosures
At June 30, 2021 and March 31, 2021, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	June 30, 2021		March 31, 2021
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$7,176	$7,865	$7,148	$7,785
The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Restricted Cash
Restricted cash, included within “Prepaid expenses and other” on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021, primarily consists of funds temporarily held on behalf of unaffiliated medical practice groups related to their COVID-19 business continuity borrowings. The amounts have been designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities. Corresponding deposit liabilities associated with these funds have been recorded by the Company within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
12.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 19 to the Company’s 2021 Annual Report, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
Three cases involving McKesson that were previously part of the federal MDL have been remanded to other federal courts for discovery and trial. On January 14, 2020, the Judicial Panel on Multidistrict Litigation finalized its Conditional Remand Order, ordering that the cases brought by Cabell County, West Virginia and the City of Huntington, West Virginia be remanded to the U.S. District Court for the Southern District of West Virginia. Trial in that case ended on July 28, 2021 and the outcome is pending. On February 5, 2020, the case brought by the City and County of San Francisco was remanded to the U.S. District Court for the Northern District of California; trial has been set for April 25, 2022. Also on February 5, 2020, the case brought by the Cherokee Nation was remanded by the MDL court to the U.S. District Court for the Eastern District of Oklahoma; trial has been set for September 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company is also named in approximately 300 similar state court cases pending in 38 states plus Puerto Rico, along with 3 cases in Canada. These include actions filed by 26 state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits, and putative class action lawsuits brought on behalf of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state court cases. For example, trials in the cases brought by the Ohio and Washington attorneys general are scheduled for September 2021; the case brought by the Alabama attorney general is scheduled to go to trial in November 2021; the case brought by the Rhode Island attorney general is scheduled for January 2022; and the case brought by Dallas County, Texas, is scheduled for trial in January 2022.
On July 21, 2021, the Company and the two other national pharmaceutical distributors announced that they had negotiated a comprehensive proposed settlement agreement which, if all conditions are satisfied, would result in the settlement of a substantial majority of opioid lawsuits filed by state and local governmental entities. If the proposed settlement agreement and settlement process leads to final settlement, the three distributors would pay up to approximately $21 billion over 18 years, with up to $7.9 billion to be paid by the Company for its 38.1% portion; a minimum of 85% of such payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and would be payable over a shorter time period.
The proposed agreement would also establish a clearinghouse that would consolidate controlled-substance distribution data from the three largest U.S. distributors, which will be available to the settling states to use as part of their anti-diversion efforts.
The Agreement is subject to contingencies and will not become effective unless the Company determines that (1) following a sign-on period of 30 days, a sufficient number of states have agreed to be bound by the proposed agreement; and, subsequently, (2) following a sign-on period of 120 days, that a sufficient number of states and political subdivisions, including those that have not sued, have agreed to be bound by the agreement (or otherwise had their claims foreclosed).
The exact amount that would be due under the proposed agreement depends on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions, and the extent to which political subdivisions in settling states file additional opioid lawsuits against the Company after the proposed agreement becomes effective. The proposed agreement contemplates that if certain governmental entities do not agree to a settlement under the framework, but the distributors nonetheless conclude that there is sufficient participation to warrant the settlement, there would be a corresponding reduction in the amount due from the Company to account for the unresolved claims of the governmental entities that do not participate. Those non-participating governmental entities would be entitled to pursue their claims against the Company and other defendants.
This settlement process only addresses the claims of U.S. state attorneys general and political subdivisions in participating states. The West Virginia subdivisions and Native American tribes are not part of this settlement process. The proposed agreement provides that the Company will place its first annual payment, estimated to be approximately $482 million, into escrow on or before September 30, 2021, to be disbursed when and if the proposed agreement becomes effective. Subsequent payments would be due on July 15 of each year.
On July 20, 2021, the Company announced that it and the two other national pharmaceutical distributors had agreed to pay up to $1.2 billion, of which the Company’s portion would be 38.1%, in a settlement with the State of New York and its participating subdivisions, including Nassau and Suffolk Counties, to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that New York and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework, as well as certain attorneys’ fees and costs. If the broad settlement is finalized, New York and its participating subdivisions will become part of that broader agreement.
The Company believes that a broad settlement of opioid claims by governmental entities is probable, and that the loss related thereto can be reasonably estimated. The Company recorded a charge of $8.1 billion ($6.8 billion after-tax) in the fiscal year ended March 31, 2021 related to its share of the global settlement as well as claims of West Virginia municipalities and the Native American tribes. In connection with the matters described above, the Company recorded additional charges of $74 million ($61 million after-tax) in the quarter ended June 30, 2021 within “Claims and litigation charges, net” in the Condensed Consolidated Statements of Operations, including a pre-tax charge of $27 million ($22 million after-tax) related to the settlement with New York and its participating subdivisions, and a pre-tax charge of $47 million ($39 million after-tax) related to the proposed settlement agreement with state and local governmental entities.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company’s estimated accrued liability for opioid-related claims of governmental entities, including the $482 million initial payment under the proposed settlement agreement, is as follows as of June 30, 2021:

(In millions)	June 30, 2021
Current litigation liabilities (1)	$545
Long-term litigation liabilities	7,596
Total litigation liabilities	$8,141
(1)This amount, recorded in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet, is the amount estimated to be paid prior to June 30, 2022.
If a broad settlement is not reached under the proposed agreement, litigation will continue. The Company continues to prepare for trial in these pending matters, and believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved.
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as 3 cases brought in Canada (two by governmental entities and one by an individual). These claims, and those of private entities generally, are not included in the settlement framework for governmental entities, or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. One such case brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeks to recover for damages allegedly arising from their family members’ abuse of prescription opioids; trial in that case is scheduled to begin in October 2021. Poppell v. Cardinal Health, Inc. et al., CE19-00472. The Company has not concluded a loss is probable in any of these matters; nor is the amount of any loss reasonably estimable.
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
In December 2019, the Company was served with two qui tam complaints filed by the same two relators alleging violations of the federal False Claims Act, the California False Claims Act, and the California Unfair Business Practices statute based on alleged predicate violations of the Controlled Substances Act and its implementing regulations, United States ex rel. Kelley, 19-cv-2233, and State of California ex rel. Kelley, CGC-19-576931. The complaints seek relief including treble damages, civil penalties, attorney fees, and costs in unspecified amounts. On February 16, 2021, the court in the federal action dismissed the second amended complaint with prejudice, and the relators appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. On June 28, 2021, the court in the state action dismissed the complaint with prejudice.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
II. Other Litigation and Claims
On March 5, 2018, the Company’s subsidiary, RxC Acquisition Company (d/b/a RxCrossroads), was served with a qui tam complaint filed in July 2017 in the United States District Court for the Southern District of Illinois by a relator against RxC Acquisition Company, among others, alleging that UCB, Inc. provided illegal “kickbacks” to providers, including nurse educator services and reimbursement assistance services provided through RxC Acquisition Company, in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes. United States ex rel. CIMZNHCA, LLC v. UCB, Inc., et al., No. 17-cv-00765. The complaint sought treble damages, civil penalties, and further relief. The United States and the states named in the complaint declined to intervene in the suit. On December 17, 2018, the United States filed a motion to dismiss the complaint in its entirety; this motion was denied on April 15, 2019. On June 7, 2019, the court denied the United States’ motion for reconsideration. On July 8, 2019, the United States appealed to the United States Court of Appeals for the Seventh Circuit seeking interlocutory review of the denial of its motion for reconsideration of the denial of the motion to dismiss the complaint. On September 3, 2019, the United States District Court for the Southern District of Illinois stayed the district court proceedings pending the appeal. On August 17, 2020, the Seventh Circuit reversed the district court’s decision on the United States’ motion to dismiss and remanded the case with instructions that the district court enter judgment for the defendants on the relator’s claims under the False Claims Act. The relator sought a re-hearing en banc at the Seventh Circuit, which was denied. The relator’s False Claims Act case was dismissed, with judgment entered in favor of the defendants on September 30, 2020. On February 10, 2021, the relator filed a Petition for Writ of Certiorari at the United States Supreme Court seeking review of the Seventh Circuit’s ruling; that petition was denied on June 28, 2021.
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
On May 19, 2021, the Norwegian Competition Authority carried out an inspection of Norsk Medisinaldepot AS regarding alleged sharing of competitively sensitive information.
In June 2021, the United States Department of Justice served a Civil Investigative Demand on the Company seeking documents related to distribution arrangements for ophthalmology products.
IV. State Opioid Statutes
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that it may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On July 6, 2018, the Healthcare Distribution Alliance filed a lawsuit challenging the constitutionality of the law and seeking an injunction against its enforcement. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State appealed that decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. The Company has accrued a $50 million pre-tax charge ($37 million after-tax) as its estimated share of the OSA surcharge for calendar years 2017 and 2018. This OSA provision was recognized in “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2021 and in “Other accrued liabilities” in the Consolidated Balance Sheet as of March 31, 2021. The State of New York adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The law adopting the excise tax made clear that the OSA does not apply to sales or distributions occurring after December 31, 2018. The Healthcare Distribution Alliance filed a petition for panel rehearing, or, in the alternative, for rehearing en banc with the U.S. Court of Appeals for the Second Circuit; that petition was denied on December 18, 2020. On February 12, 2021, the Court of Appeals for the Second Circuit granted a motion by the Healthcare Distribution Alliance to stay its mandate pending the filing and disposition of a petition for writ of certiorari before the U.S. Supreme Court. The petition was filed on May 17, 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13.    Stockholders' Equity (Deficit)
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
On July 23, 2021, the Company raised its quarterly dividend from $0.42 to $0.47 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.
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
In May 2021, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of 4.3 million shares in May 2021. The transaction will be completed during the second quarter of 2022, at which point the Company expects to receive additional shares. There were no share repurchases during the three months ended June 30, 2020.
In January 2021, the Board approved an increase of $2.0 billion for the authorized share repurchase of McKesson’s common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2021 was $1.8 billion.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Other Comprehensive Income (Loss)
Information regarding Other comprehensive income (loss) including noncontrolling interests and redeemable noncontrolling interests, net of tax, by component is as follows:

	Three Months Ended June 30,
(In millions)	2021	2020
Foreign currency translation adjustments (1)
Foreign currency translation adjustments arising during period, net of income tax expense of zero and zero (2)	$34	$96
Reclassified to income statement, net of income tax expense of zero and zero	17	—
	51	96
Unrealized losses on net investment hedges
Unrealized losses on net investment hedges arising during period, net of income tax benefit of $6 and $22 (3)	(27)	(63)
Reclassified to income statement, net of income tax expense of zero and zero	—	—
	(27)	(63)
Unrealized losses on cash flow hedges
Unrealized losses on cash flow hedges arising during period, net of income tax benefit of zero and zero	—	(5)
Reclassified to income statement, net of income tax expense of zero and zero	—	—
	—	(5)
Changes in retirement-related benefit plans (4)
Net actuarial gain and prior service cost arising during the period, net of income tax expense of zero and zero	5	—
Amortization of actuarial gain (loss), prior service cost and transition obligation, net of income tax benefit expense of zero and zero (5)	(1)	2
Foreign currency translation adjustments and other, net of income tax benefit of zero and zero	—	(1)
Reclassified to income statement, net of income tax benefit of $1 and zero	(2)	—
	2	1
Other comprehensive income, net of tax	$26	$29
(1)Foreign currency translation adjustments primarily result from the conversion of non-U.S. dollar financial statements of the Company’s foreign subsidiary, McKesson Europe, and its operations in Canada into the Company’s reporting currency, U.S. dollars.
(2)The three months ended June 30, 2021 and 2020 includes net foreign currency translation adjustments of $9 million and $58 million, respectively, attributable to redeemable noncontrolling interests.
(3)The three months ended June 30, 2021 includes foreign currency losses of $22 million on the net investment hedges from the €1.7 billion Euro-denominated notes, losses of $5 million on the net investment hedges from cross-currency swaps, and losses on net investment hedges of $6 million attributable to redeemable noncontrolling interests. The three months ended June 30, 2020 include foreign currency losses of $34 million on the net investment hedges from the €1.7 billion Euro-denominated notes and losses of $51 million on the net investment hedges from cross-currency swaps.
(4)The three months ended June 30, 2021 and 2020 include net actuarial gains of zero and $3 million, respectively, which are attributable to redeemable noncontrolling interests.
(5)Pre-tax amount was reclassified into “Cost of sales” and “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The related tax expense was reclassified into “Income tax expense” in the Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2021 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(1,361)	$(36)	$13	$(96)	$(1,480)
Other comprehensive income (loss) before reclassifications	34	(27)	—	5	12
Amounts reclassified to earnings and other	17	—	—	(3)	14
Other comprehensive income (loss)	51	(27)	—	2	26
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	9	(6)	—	—	3
Other comprehensive income (loss) attributable to McKesson	42	(21)	—	2	23
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—	—	(12)	(170)
Balance at June 30, 2021	$(1,477)	$(57)	$13	$(106)	$(1,627)
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
14.    Segments of Business
Commencing with the second quarter of 2021, the Company implemented a new segment reporting structure which resulted in four reportable segments: U.S. Pharmaceutical, RxTS, Medical-Surgical Solutions, and International. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
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
The RxTS segment unifies the solutions and services of CoverMyMeds, RelayHealth, RxCrossroads, and McKesson Prescription Automation to serve biopharma and life sciences partners and patients. By combining automation and expert navigation of the healthcare ecosystem, RxTS connects pharmacies, providers, payers, and biopharma to address patients’ medication access, adherence, and affordability challenges to help people get the medicine they need to live healthier lives. RxCrossroads was previously included in the former U.S. Pharmaceutical and Specialty Solutions reportable segment and CoverMyMeds, RelayHealth, and McKesson Prescription Automation were previously included in Other.
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
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s operations in Europe provide distribution and services to wholesale, institutional, and retail customers in 12 European countries where it owns, partners, or franchises with retail pharmacies and operates through two businesses: Pharmaceutical Distribution and Retail Pharmacy. The Company’s Canada operations deliver vital medicines, supplies, and information technology services throughout Canada and includes Rexall Health retail pharmacies. McKesson Europe was previously reflected as the European Pharmaceutical Solutions reportable segment and McKesson Canada was previously included in Other. In the second quarter of 2022, the Company entered into an agreement to sell certain of its Europe businesses, primarily located in France, Italy, Ireland, Portugal, Belgium, and Slovenia. The sale also includes the Company’s German headquarters and wound-care business, business center in Lithuania, and an ownership stake in its joint venture in the Netherlands. Refer to Financial Note 2, “Held for Sale,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended June 30,
(In millions)	2021	2020
Segment revenues (1)
U.S. Pharmaceutical	$50,019	$44,670
Prescription Technology Solutions	881	656
Medical-Surgical Solutions	2,528	1,801
International	9,246	8,552
Total revenues	$62,674	$55,679

Segment operating profit (2)
U.S. Pharmaceutical (3)	$682	$613
Prescription Technology Solutions	104	68
Medical-Surgical Solutions (4)	75	89
International	53	3
Subtotal	914	773
Corporate expenses, net (5)	(303)	(68)
Interest expense	(49)	(60)
Income from continuing operations before income taxes	$562	$645
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, approximately 35% of the RxTS segment’s total revenues, less than 2% of the Medical-Surgical Solutions segment’s total revenues, and approximately 7% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are domestic.
(2)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit for the three months ended June 30, 2021 and 2020 includes $23 million and $52 million, respectively, of credits related to the last-in, first-out (“LIFO”) method of accounting for inventories.
(4)The Company’s Medical-Surgical Solutions segment’s operating profit for the three months ended June 30, 2021 includes inventory charges totaling $164 million on certain personal protective equipment and other related products.
(5)Corporate expenses, net for the three months ended June 30, 2021 includes charges of $74 million related to the Company’s estimated liability for opioid-related claims, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities." Corporate expenses, net for the three months ended June 30, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received during the first quarter of 2021 from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 previously filed with the Securities and Exchange Commission on May 12, 2021 (“2021 Annual Report”).
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean our fiscal year.
Certain statements in this report constitute forward-looking statements. See “Cautionary Notice About Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Overview of Our Business:
We are a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. We partner with pharmaceutical manufacturers, providers, pharmacies, governments, and other organizations in healthcare to help provide the right medicines, medical products, and healthcare services to the right patients at the right time, safely, and cost-effectively.
We implemented a new segment reporting structure commencing with the second quarter of 2021, which resulted in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. All prior segment information has been recast to reflect our new segment structure and current period presentation. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
The following summarizes our four reportable segments and the changes made to our reporting structure commencing in the second quarter of 2021. Refer to Financial Note 14, “Segments of Business,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our reportable segments.
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
•RxTS is a reportable segment that unifies the solutions and services of CoverMyMeds, RelayHealth, RxCrossroads, and McKesson Prescription Automation to serve our biopharma and life sciences partners and patients. By combining automation and expert navigation of the healthcare ecosystem, RxTS connects pharmacies, providers, payers, and biopharma to address patients’ medication access, adherence, and affordability challenges to help people get the medicine they need to live healthier lives. RxCrossroads was previously included in the former U.S. Pharmaceutical and Specialty Solutions reportable segment and CoverMyMeds, RelayHealth, and McKesson Prescription Automation were previously included in Other.
•Medical-Surgical Solutions provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the United States (“U.S.”) and was unaffected by the segment realignment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. McKesson Europe was previously reflected as the European Pharmaceutical Solutions reportable segment and McKesson Canada was previously included in Other.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended June 30, 2021.
•Coronavirus disease 2019 (“COVID-19”) continues to impact our year over year results. As previously disclosed in our 2021 Annual Report, pharmaceutical distribution volumes decreased across the enterprise during the first quarter of 2021 as a result of the weakened and uncertain global economic environment and COVID-19 restrictions following the onset of the pandemic. We remain in a dynamic environment and volume trends continue to be non-linear. However, the recovery from the pandemic is favorably reflected in our results when comparing 2022 versus 2021. We also had favorable contributions from our COVID-19 vaccine and related ancillary supply kit distribution programs during the first quarter of 2022 and a year over year increase in sales of COVID-19 tests;
•In response to the global pandemic, McKesson plans to donate certain personal protective equipment (“PPE”) to charitable organizations to assist with COVID-19 recovery efforts. During the first quarter of 2022, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. The majority of these charges are driven by the intent of management not to sell certain excess PPE inventory and instead direct it to charitable organizations. Refer to the “Trends and Uncertainties” section included below for further information on COVID-19 and related impacts;
•Revenues of $62.7 billion for the three months ended June 30, 2021 increased 13% from the prior year primarily driven by market growth in our U.S. Pharmaceutical segment;
•Gross profit increased 12% for the three months ended June 30, 2021 compared to the prior year primarily in our International segment driven by favorable effects of foreign currency exchange fluctuations, and in our U.S. Pharmaceutical segment driven by the contribution from our COVID-19 vaccine distribution program;
•Total operating expenses for the three months ended June 30, 2021 includes charges of $74 million related to our estimated liability for opioid-related claims as further described in the “Trends and Uncertainties” section included below;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation for the three months ended June 30, 2021 of $3.09 reflects the aforementioned items, net of any respective tax impacts, discrete tax items recognized in the quarter, and a lower share count compared to the prior year due to the cumulative effect of share repurchases;
•We paid $1.0 billion to purchase 34.5 million shares of McKesson Europe AG (“McKesson Europe”) during the three months ended June 30, 2021 through exercises of a put right by the noncontrolling shareholders pursuant to the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”);
•We returned $1.1 billion of cash to shareholders during the three months ended June 30, 2021 through $1.0 billion of share repurchases under an accelerated share repurchase (“ASR”) program entered into in May 2021, and $69 million of dividend payments. On July 23, 2021, we raised our quarterly dividend from $0.42 to $0.47 per common share;
•On July 5, 2021, we entered into an agreement to sell certain of our European businesses to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.5 billion), subject to certain adjustments under the agreement. Beginning in the second quarter of 2022, the disposal group will be reflected in our condensed consolidated financial statements as held for sale and will be remeasured to the lower of its carrying amount or fair value less costs to sell, which we estimate will result in a charge between $500 million and $700 million, primarily related to the inclusion of the accumulated other comprehensive income balances into the carrying amount of the disposal group and the impairment of internal-use software that will not be completed. The transaction is anticipated to close in 2023, pursuant to customary closing conditions, including receipt of required regulatory approvals. Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information;

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•On July 17, 2021, we redeemed our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021. The notes were redeemed using cash on hand; and
•On July 23, 2021, we completed a cash tender offer and paid an aggregate consideration of $1.1 billion to redeem certain notes with a principal amount of $922 million. As a result of the redemption, we incurred a loss on debt extinguishment in the second quarter of 2022, consisting of the premiums paid and a portion of the write-off of unamortized discounts and debt issuance costs in an amount proportional to the principal amount of debt retired. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Trends and Uncertainties:
COVID-19
The novel strain of coronavirus, which causes the infectious disease known as COVID-19, continues to evolve since it was declared a global pandemic on March 11, 2020 by the World Health Organization. We continue to evaluate the nature and extent of the ongoing impacts COVID-19 has on our business, operations, and financial results. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2021 Annual Report for a full disclosure of trends and uncertainties due to COVID-19 since the onset of the pandemic. The disclosures below include significant updates that occurred during the first quarter of 2022. The full extent to which COVID-19 will impact us depends on many factors and future developments, which are described at the end of this COVID-19 section.
Our Response to COVID-19 in the Workplace
During this unprecedented time, we are committed in continuing to supply our customers and protect the safety of our employees. The various responses we put in place initially at the onset of the pandemic to mitigate the impact of COVID-19 on our business operations include telecommuting and work-from-home policies, restricted travel, employee support programs, and enhanced safety measures. During the first quarter of 2022, we approved changes to our real estate strategy to increase efficiencies and support flexibility for our employees, including a transition to a partial remote work model for certain employees on a go-forward basis as further discussed in this Financial Review and in Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In July 2021, we also lifted certain travel restrictions across the enterprise. We continue to enforce the safety measures in the workplace as recommended by the Centers for Disease Control and Prevention (“CDC”).
Our Role in the Distribution of COVID-19 Vaccines and Ancillary Supply Kits
As a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions, we remain well positioned to respond to the COVID-19 pandemic in the U.S., Canada, and Europe. We have worked and continue to work closely with national and local governments, agencies, and industry partners to ensure that available supplies, including PPE, and medicine reach our customers and patients.
We continue to support the U.S. government as a centralized distributor of COVID-19 vaccines and ancillary supplies needed to administer vaccines through a contract with the CDC. We have been distributing COVID-19 vaccines since December 2020, when the first Emergency Use Authorization was issued by the U.S. Food and Drug Administration. In the first quarter of 2022, McKesson began supporting the U.S. government’s commitment to donate COVID-19 vaccines worldwide. For this initiative, we are responsible for picking and packing the COVID-19 vaccines into temperature-controlled coolers and preparing them for pickup by an international partner. We will not manage the actual shipments of the vaccines to other countries. The results of operations related to our vaccine distribution are reflected in our U.S. Pharmaceutical segment. We also continue to manage the assembly and distribution of ancillary supply kits needed to administer COVID-19 vaccines, including sourcing some of those supplies, through agreements with both the Department of Health and Human Services (“HHS”) and Pfizer, Inc. The results of operations for the kitting and distribution of ancillary supplies are reflected in our Medical-Surgical Solutions segment. The future financial impact of the arrangements with the CDC and HHS depend on numerous uncertainties, which are described at the end of this COVID-19 section.
McKesson Canada and McKesson Europe are also playing a role in helping support governments and public health entities in not only distributing COVID-19 vaccines, but administering them in pharmacies as well.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends in our Business
At the onset of the COVID-19 pandemic late in our fourth quarter of 2020, we experienced higher pharmaceutical distribution volumes and increased retail pharmacy foot traffic as our customers increased supplies on hand in March. Subsequently, during the first quarter of 2021, pharmaceutical distribution volumes decreased as a result of the weakened and uncertain global economic environment and COVID-19 restrictions, including government shutdowns and shelter-in-place orders. We also experienced decreased demand for primary care medical-surgical supplies due to deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic and closures of doctors’ offices, which was partially offset by demand for PPE and COVID-19 tests. Additionally, the decreased traffic in doctors’ offices and general shelter-in-place guidance by governmental authorities negatively impacted retail pharmacy foot traffic in both Europe and Canada. This drove favorability in our results when comparing the first quarter of 2022 versus 2021.
We have experienced significant improvements in prescription volumes and primary care patient visits during our first quarter of 2022 compared to the same prior year period, however, the recovery of COVID-19 continues to be non-linear and tracked with patient mobility. During the first quarter of 2022, the COVID-19 vaccine and related ancillary kit distribution in the U.S. favorably impacted our results. While demand for PPE remained relatively flat year over year, we saw higher sales for COVID-19 tests primarily due to limited product availability in the first quarter of 2021.
Impact to our Results of Operations, Financial Condition, and Liquidity
For the three months ended June 30, 2021, COVID-19 tests as well as the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $323 million, or 13%, in segment revenues, and including total inventory charges which is further described below, reduced our segment operating profit by approximately $90 million, or 120%. Additionally, the distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment contributed less than 10% in segment operating profit for the three months ended June 30, 2021. The financial impact from the COVID-19 vaccine efforts in our International segment during the three months ended June 30, 2021 was not material to our consolidated results, but contributed to year over year favorability in segment operating profit. During the three months ended June 30, 2020, we had lower pharmaceutical volumes, specialty drug volumes, and patient care visits that negatively impacted our consolidated revenues and income from continuing operations before income taxes. The recovery of prescription volume trends and patient care visits, which are also described in more detail above in the Trends in our Business section, resulted in favorability year over year across our businesses when comparing 2022 versus 2021.
Additionally, certain PPE items held for resale were valued in our inventory at costs that were inflated by earlier COVID-19 pandemic demand levels. That inventory valuation, if not supported by market resale prices, may be written down to net realizable value. We may also write-off inventory due to decreased customer demand and excess inventory. During the three months ended June 30, 2021, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. Of this amount, we recorded $147 million in cost of sales driven by the intent of management not to sell certain excess PPE inventory, which required an inventory write-down to zero, and instead direct it to charitable organizations. We recorded $8 million in total operating expenses for excess inventory which has already been committed for donation during our first quarter of 2022. In addition, $9 million of inventory charges were recorded in cost of sales for PPE and other related products that management intends to sell. Although market price volatility and changes to anticipated customer demand may require additional write-downs in future periods of other PPE and related product categories, we are taking measures to mitigate such risk.
Overall, these COVID-19 related items had a net favorable impact on consolidated income from continuing operations before income taxes for the three months ended June 30, 2021 compared to the same prior year period. Impacts to future periods due to COVID-19 may differ based on future developments, which is described at the end of this COVID-19 section.
During the three months ended June 30, 2021, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic. We continue to monitor the COVID-19 situation closely and engage with manufacturers, industry partners, and government agencies to anticipate shortages and respond to demand for certain medications and therapies. We are monitoring our customers closely for changes to their timing of payments or ability to pay amounts owed to us as a result of COVID-19 pandemic impacts to their businesses. We remain well-capitalized with access to liquidity from our revolving credit facility. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open and accessible to us during the COVID-19 pandemic. At June 30, 2021, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Risks and Forward-Looking Information
The COVID-19 pandemic has disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments, and assumptions used in our forecasts. We still face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our future business operations, financial condition, results of operations, and liquidity. The full extent to which COVID-19 will impact us depends on many factors and future developments, including: the duration and spread of the virus; governmental actions to limit the spread of the virus; potential seasonality of viral outbreaks; potential new variants of the original virus; the amount of COVID-19 vaccines authorized, manufactured, distributed, and administered; the amount of ancillary supply kits assembled and distributed; the effectiveness of COVID-19 vaccines and governmental measures in controlling the spread of the virus; and the effectiveness of treatments of infected individuals. Due to several rapidly changing variables related to the COVID-19 pandemic, estimations of future economic trends and the timing of when stability will return remains challenging. Additionally, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Key assumptions and estimates about future values in our impairment assessments can be affected by a variety of factors, including the impacts of the global pandemic on industry and economic trends as well as on our business strategy and internal forecasts. Material changes to key assumptions and estimates can decrease the projected cash flows or increase the discount rates and have resulted in impairment charges of certain long-lived assets and could potentially result in future impairment charges. Refer to Item 1A - Risk Factors in Part I of our 2021 Annual Report for a disclosure of risk factors related to COVID-19.
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
On July 21, 2021, we and the two other national pharmaceutical distributors announced that we had negotiated a comprehensive proposed settlement agreement which, if all conditions are satisfied, would result in the settlement of a substantial majority of opioid lawsuits filed by state and local governmental entities. Under the proposed agreement, the three distributors would pay up to approximately $21 billion over a period of 18 years, with up to approximately $7.9 billion to be paid by us for our 38.1% portion if all eligible entities participate. In addition, the proposed agreement would require the three distributors, including the Company, to establish a clearinghouse for controlled substances distribution data and adopt changes to anti-diversion programs.
On July 20, 2021, we announced that we and the two other national pharmaceutical distributors had agreed to pay up to $1.2 billion, of which our portion would be 38.1%, in a settlement with the State of New York and its participating subdivisions, including Nassau and Suffolk Counties, to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that New York and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework, as well as certain attorneys’ fees and costs. If the broad settlement is finalized, New York and its participating subdivisions will become part of that broader agreement. We previously recorded a charge of $8.1 billion for the year ended March 31, 2021 within “Claims and litigation charges, net” in our Consolidated Statement of Operations, related to our share of the settlement framework described above, as well as other opioid-related claims. We have increased that by $74 million this quarter, including a charge of $27 million related to the settlement with New York and its participating subdivisions and a charge of $47 million related to the proposed settlement agreement with state and local governmental entities. We also reclassified $545 million to “Other accrued liabilities” for the estimated payment due within one year, and the remaining liability is recorded in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet as of June 30, 2021. Because of the many uncertainties associated with any potential settlement arrangement or other resolution of opioid-related litigation, including the uncertainty of the scope of participation by plaintiffs in any potential settlement, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. In light of the uncertainty, the amount of any ultimate loss may differ materially from the amount accrued.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Notwithstanding the progress toward a broad settlement, we also continue to prepare for trial in these pending matters. We believe that we have valid defenses to the claims pending against us and, absent an acceptable settlement, intend to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for more information.
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
On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision striking down the OSA on procedural grounds. The Healthcare Distribution Alliance filed a petition for panel rehearing, or, in the alternative, for rehearing en banc with the U.S. Court of Appeals for the Second Circuit; that petition was denied on December 18, 2020. On February 12, 2021, the U.S. Court of Appeals for the Second Circuit granted a motion by the Healthcare Distribution Alliance to stay its mandate pending the filing and disposition of a petition for writ of certiorari before the U.S. Supreme Court. A petition for certiorari was filed with the Supreme Court on May 17, 2021. Unless the appellate court’s decision is overturned, the OSA will be reinstated for calendar years 2017 and 2018 (but not beyond those years), and, subject to any further legal challenge, we will have to pay our ratable share of the annual surcharge for those two years. During the second quarter of 2021, we reflected an estimated liability of $50 million for the OSA surcharge in our consolidated financial statements on the assumption that the appellate court’s decision will stand. Refer to Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for more information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Three Months Ended June 30,
	2021	2020	Change
Revenues	$62,674	$55,679	13%
Gross profit	3,032	2,700	12
Gross profit margin	4.84%	4.85%	(1)	bp
Total operating expenses	$(2,464)	$(2,022)	22%
Total operating expenses as a percentage of revenues	3.93%	3.63%	30	bp
Other income, net	$43	$27	59%
Interest expense	(49)	(60)	(18)
Income from continuing operations before income taxes	562	645	(13)
Income tax expense	(26)	(150)	(83)
Income from continuing operations	536	495	8
Loss from discontinued operations, net of tax	(3)	(1)	200
Net income	533	494	8
Net income attributable to noncontrolling interests	(47)	(50)	(6)
Net income attributable to McKesson Corporation	$486	$444	9%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$3.09	$2.72	14%
Discontinued operations	(0.02)	—	—
Total	$3.07	$2.72	13%

Weighted-average diluted common shares outstanding	158.1	163.2	(3)%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
Revenues
Revenues increased for the three months ended June 30, 2021 compared to the same prior year period primarily due to market growth in our U.S. Pharmaceutical segment. Revenues were also favorable year over year due to the recovery of pharmaceutical distribution volumes from the prior year impact of COVID-19 across our businesses. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion.
Gross Profit
Gross profit increased for the three months ended June 30, 2021 largely due to the pandemic, including the recovery of the prior year impacts from COVID-19, such as disruptions of doctors’ office operations, deferred or cancelled elective procedures, lower demand for pharmaceuticals, and overall reduction of foot traffic in pharmacies, and the favorable contributions from our COVID-19 vaccine and related ancillary supply kit distribution programs. This was partially offset by inventory charges on certain PPE and other related products. Gross profit was also favorably impacted by foreign currency exchange fluctuations for the three months ended June 30, 2021 and unfavorably impacted by the contribution of our German pharmaceutical wholesale business to a joint venture with Walgreens Boots Alliance (“WBA”) on November 1, 2020.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Last-in, first-out (“LIFO”) inventory credits were $23 million and $52 million for the three months ended June 30, 2021 and 2020, respectively. LIFO credits are lower in the first quarter of 2022 compared to the same prior year period primarily due to a decrease in the volume of branded off-patent to generic drug launches and higher brand inflation. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three months ended June 30, 2021 and 2020 is as follows:
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
•Restructuring, impairment, and related charges: Restructuring charges are incurred for programs in which we change our operations, the scope of a business undertaken by our business units, or the manner in which that business is conducted as well as long-lived asset impairments.

	Three Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Selling, distribution, general, and administrative expenses	$2,232	$2,097	6%
Claims and litigation charges, net	74	(131)	(156)
Restructuring, impairment, and related charges	158	56	182
Total operating expenses	$2,464	$2,022	22%
Percent of revenues	3.93%	3.63%	30	bp
bp - basis points
For the three months ended June 30, 2021, total operating expenses and total operating expenses as a percentage of revenues increased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A for the three months ended June 30, 2021 and 2020 includes opioid-related costs of $35 million and $43 million, respectively, primarily related to litigation expenses;
•SDG&A for the three months ended June 30, 2021 when compared to the same prior year period also includes increased costs primarily to support growth across our businesses, partially offset by lower operating expenses due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA;
•Claims and litigation charges, net for the three months ended June 30, 2021 includes charges of $74 million related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section;

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•Claims and litigation charges, net for the three months ended June 30, 2020 includes a net gain of $131 million reflecting insurance proceeds received, net of attorneys' fees and expenses awarded to plaintiffs' counsel, in connection with the previously reported $175 million settlement of the shareholder derivative action related to our controlled substances monitoring program;
•Restructuring, impairment, and related charges for three months ended June 30, 2021 and 2020 primarily includes charges related to our European and Canadian businesses in our International segment and Corporate expenses, net. The year over year increase in restructuring, impairment, and related charges of $102 million is primarily due to our transition to a partial remote work model approved during the first quarter of 2022 and costs for optimization programs in Canada. In addition, certain charges related to restructuring initiatives are included under the caption “Cost of sales” in our Condensed Consolidated Statements of Operations and were not material for the three months ended June 30, 2020. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” and “Segment Operating Profit and Corporate Expenses, Net” sections below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information; and
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations for the three months ended June 30, 2021.
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis as of October 1, and at an interim date, if indicators of potential impairment exist. The annual impairment testing performed in 2021 did not indicate any impairment of goodwill and no goodwill impairment charges were recorded during the three months ended June 30, 2021 nor 2020. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment and our RxCrossroads reporting unit within our RxTS segment, where the risk of a material goodwill impairment is higher than other reporting units.
Restructuring Initiatives and Long-Lived Asset Impairments
During the first quarter of 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily includes the rationalization of our office space in North America. Where we determine to cease using office space, we plan to exit the portion of the facility no longer used. We also may retain and repurpose certain other office locations. We expect to incur total charges of approximately $180 million to $280 million for this initiative, of which $95 million of charges were recorded to date. This initiative is anticipated to be complete in 2022 and estimated remaining charges consist primarily of lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization.
During the first quarter of 2021, we committed to an initiative within the United Kingdom, which is included in our International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. We expect to incur total charges of approximately $85 million to $90 million for this initiative, of which $63 million of charges were recorded to date. The initiative is anticipated to be substantially complete in 2022 and estimated remaining charges consist primarily of accelerated amortization of long-lived assets, facility and other exit costs, and employee-related costs.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on our restructuring initiatives and long-lived asset impairments.
Other Income, Net
The increase in other income, net for the three months ended June 30, 2021 compared to the same prior year period was primarily due to higher net equity in earnings and a pension settlement gain in our International segment recognized during the first quarter of 2022.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Interest Expense
Interest expense decreased for the three months ended June 30, 2021 compared to the same prior year period primarily due to the repayment of $1.0 billion of long-term debt in the third quarter of 2021. Interest expense may also fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
During the three months ended June 30, 2021 and 2020, we recorded income tax expense of $26 million and $150 million, respectively. We reported income tax rates of 4.6% and 23.3% for the three months ended June 30, 2021 and 2020, respectively. Fluctuations in our reported income tax rates are primarily due to discrete items recognized in the quarter and changes in our business mix of income between various taxing jurisdictions. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2021 and 2020 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ deficit on our condensed consolidated balance sheets. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on changes to our redeemable and noncontrolling interests that occurred during the first quarter of 2022.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $486 million and $444 million for the three months ended June 30, 2021 and 2020, respectively. Diluted earnings per common share attributable to McKesson Corporation was $3.07 and $2.72 for the three months ended June 30, 2021 and 2020, respectively.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 158.1 million and 163.2 million for the three months ended June 30, 2021 and 2020, respectively. Weighted-average diluted shares outstanding for the three months ended June 30, 2021 decreased from the same prior year period primarily due to the cumulative effect of shares repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Segment revenues
U.S. Pharmaceutical	$50,019	$44,670	12%
Prescription Technology Solutions	881	656	34
Medical-Surgical Solutions	2,528	1,801	40
International	9,246	8,552	8
Total revenues	$62,674	$55,679	13%
The changes in revenues for each of our segments for the three months ended June 30, 2021 compared to the same prior year period consisted of the following:

(Dollars in billions)	Increase (decrease)
Sales to pharmacies and institutional healthcare providers	$4.6
Sales to specialty practices and other (1)	0.7
Total change in U.S. Pharmaceutical revenues	$5.3

Total change in Prescription Technology Solutions revenues	$0.2

Sales to primary care customers	$0.6
Sales to extended care customers	—
Other (2)	0.1
Total change in Medical-Surgical Solutions revenues	$0.7

Sales in Europe, excluding FX impact	$(0.7)
Sales in Canada, excluding FX impact	0.5
Impact from FX	1.0
Total change in International revenues	$0.8

Total change in revenues	$7.0
FX - foreign currency exchange fluctuations. We calculate the impact from FX by converting current year period results of our operations in foreign countries, which are recorded in local currencies, into U.S. dollars by applying the average foreign currency exchange rates of the comparable prior year period.
(1)Includes the results for the distribution of COVID-19 vaccines.
(2)Includes the results for the kitting and distribution of ancillary supply kits needed to administer COVID-19 vaccines.
U.S. Pharmaceutical
Three Months Ended June 30, 2021 vs. 2020
U.S. Pharmaceutical revenues for the three months ended June 30, 2021 increased 12% compared to the same prior year period primarily due to market growth, including higher volumes from retail national account customers, branded pharmaceutical price increases, and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions. Revenues for this segment were also favorable year over year due to the recovery of prescription volumes from the prior year impact of COVID-19, including increased customer demand for pharmaceuticals in retail pharmacies and institutional healthcare providers.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Prescription Technology Solutions
Three Months Ended June 30, 2021 vs. 2020
RxTS revenues for the three months ended June 30, 2021 increased 34% compared to the same prior year period primarily due to increased volume with new and existing customers and the recovery of prescription volumes from the prior year impact of COVID-19.
Medical-Surgical Solutions
Three Months Ended June 30, 2021 vs. 2020
Medical-Surgical Solutions revenues for the three months ended June 30, 2021 increased 40% compared to the same prior year period largely in our primary care business due to improvements in patient care visits as a result of prior year customer closures due to COVID-19 and higher sales of COVID-19 tests in the first quarter of 2022. Revenues for this segment were also favorably impacted by the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
International
Three Months Ended June 30, 2021 vs. 2020
International revenues for the three months ended June 30, 2021 increased 8% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 3% largely due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA. This was partially offset by favorability year over year due to the recovery of volumes from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment as well as sales to a new customer in our Canadian business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Segment operating profit (1)
U.S. Pharmaceutical	$682	$613	11%
Prescription Technology Solutions	104	68	53
Medical-Surgical Solutions (2)	75	89	(16)
International	53	3	—
Subtotal	914	773	18
Corporate expenses, net (3)	(303)	(68)	346
Interest expense	(49)	(60)	(18)
Income from continuing operations before income taxes	$562	$645	(13)

Segment operating profit margin
U.S. Pharmaceutical	1.36%	1.37%	(1) bp
Prescription Technology Solutions	11.80	10.37	143
Medical-Surgical Solutions	2.97	4.94	(197)
International	0.57	0.04	53
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our Medical-Surgical Solutions segment for the three months ended June 30, 2021 includes inventory charges totaling $164 million on certain PPE and other related products primarily driven by the intent of management not to sell certain excess PPE inventory and instead direct it to charitable organizations.
(3)Corporate expenses, net includes charges of $74 million for the three months ended June 30, 2021 related to our estimated liability for opioid-related claims and a net gain of $131 million for the three months ended June 30, 2020 recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended June 30, 2021 vs. 2020
Operating profit increased for this segment for the three months ended June 30, 2021 compared to the same prior year period primarily due to the contribution from our COVID-19 vaccine distribution program and growth in specialty pharmaceuticals, partially offset by a decrease in LIFO credits of $29 million and increased costs for strategic growth initiatives. Operating profit for this segment was also favorable year over year due to the recovery of prescription volumes from the prior year impact of COVID-19.
Prescription Technology Solutions
Three Months Ended June 30, 2021 vs. 2020
Operating profit for this segment increased for the three months ended June 30, 2021 compared to the same prior year period primarily due to increased volumes with new and existing customers and the recovery of prescription volumes from the prior year impact of COVID-19.
Medical-Surgical Solutions
Three Months Ended June 30, 2021 vs. 2020
Operating profit for this segment decreased for the three months ended June 30, 2021 compared to the same prior year period primarily due to inventory charges on certain PPE and other related products. This was partially offset by favorability in our primary care business from improvements in patient care visits as a result of prior year customer closures due to COVID-19, as well as the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and higher sales of COVID-19 tests in the first quarter of 2022.
International
Three Months Ended June 30, 2021 vs. 2020
Operating profit for this segment increased for the three months ended June 30, 2021 compared to the same prior year period largely due to favorability year over year due to the volume recovery from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment and to a lesser extent, the distribution of COVID-19 vaccines, COVID-19 tests, and PPE. This was partially offset by higher restructuring charges for optimization programs in Canada.
Corporate Expenses, Net
Corporate expenses, net increased for the three months ended June 30, 2021 compared to the same prior year period primarily due to a net gain of $131 million recognized during the first quarter of 2021 in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program. We also recorded charges of $74 million related to our estimated liability for opioid-related claims during the first quarter of 2022 and higher restructuring charges for the transition to a partial remote work model for certain employees.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain well-capitalized with access to liquidity from our $4.0 billion revolving credit facility. At June 30, 2021, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Three Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(1,622)	$(1,062)	$(560)
Investing activities	(99)	(130)	31
Financing activities	(2,151)	61	(2,212)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	(28)	39
Net change in cash, cash equivalents, and restricted cash	$(3,861)	$(1,159)	$(2,702)
Operating Activities
Operating activities used cash of $1.6 billion and $1.1 billion during the three months ended June 30, 2021 and 2020, respectively. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms. Operating activities for the three months ended June 30, 2021 were affected by an increase in receivables of $1.0 billion and an increase in inventory of $0.9 billion, both primarily due to timing and higher revenues. Operating activities for the three months ended June 30, 2020 were affected by a decrease in drafts and accounts payable of $4.2 billion primarily associated with timing and management of inventory levels as well as a decrease in receivables of $2.3 billion primarily due to lower revenues. Other non-cash items for the three months ended June 30, 2021 includes non-cash inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment.
Investing Activities
Investing activities used cash of $99 million and $130 million during the three months ended June 30, 2021 and 2020, respectively. Investing activities for the three months ended June 30, 2021 and 2020 includes $159 million and $117 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software.
Financing Activities
Financing activities used cash of $2.2 billion during the three months ended June 30, 2021 and provided cash of $61 million during the three months ended June 30, 2020. Financing activities for the three months ended June 30, 2021 includes $1.0 billion of cash paid for share repurchases under an ASR program entered into in May 2021. Financing activities for the three months ended June 30, 2021 and 2020 includes $69 million and $74 million of cash paid for dividends, respectively. Additionally, financing activities for the three months ended June 30, 2021 and 2020 includes payments of $1.0 billion and $49 million, respectively, to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. The put right option expired on June 15, 2021 as further described below. Financing activities for the three months ended June 30, 2020 includes cash receipts and payments of $5.3 billion for short-term borrowings, primarily commercial paper. Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests. Other financing activities for the three months ended June 30, 2020 also includes restricted cash inflow related to funds temporarily held on behalf of unaffiliated medical practice groups.
Share Repurchase Plans
Our Board of Directors (the “Board”) has authorized the repurchase of McKesson’s common stock from time to time in open market transactions, privately negotiated transactions, ASR programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
In May 2021, we entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, we paid $1.0 billion to the financial institution and received an initial delivery of 4.3 million shares in May 2021. The transaction will be completed during the second quarter of 2022, at which point we expect to receive additional shares. There were no share repurchases during the three months ended June 30, 2020.
The total remaining authorization outstanding for repurchases of the Company’s common stock was $1.8 billion at June 30, 2021.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2021	March 31, 2021
Cash, cash equivalents, and restricted cash	$2,535	$6,396
Working capital	(485)	1,279
Debt to capital ratio (1)	86.7%	83.1%
Return on McKesson stockholders’ deficit (2)	(218.2)%	(142.5)%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as total debt divided by the sum of total debt and McKesson stockholders’ deficit, which excludes noncontrolling and redeemable noncontrolling interests and accumulated other comprehensive loss.
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
Our cash and cash equivalents balance as of June 30, 2021 and March 31, 2021 included approximately $1.2 billion and $2.3 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, and inventories, net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, and other accrued liabilities. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital decreased at June 30, 2021 compared to March 31, 2021 primarily due to a decrease in cash and cash equivalents and an increase in other accrued liabilities, partially offset by an increase in receivables and inventory as well as a decrease in drafts and accounts payable. The increase in other accrued liabilities is primarily due to the reclassification of $545 million from long-term to short-term for the amount we expect to pay for opioid-related claims within one year as of June 30, 2021. See “Trends and Uncertainties” of this Financial Review and Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Our debt to capital ratio increased for the three months ended June 30, 2021 primarily due to an increase in McKesson stockholders’ deficit driven by share repurchases under an ASR program entered into in May 2021, partially offset by net income for the quarter. Our unfavorable return on McKesson’s stockholders’ deficit as of June 30, 2021 and March 31, 2021 was primarily driven by net loss for the year ended March 31, 2021, which includes an after-tax non-cash charge of $6.8 billion related to our estimated liability for opioid-related claims, as discussed in “Trends and Uncertainties” of this Financial Review and Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
On July 23, 2021, we raised our quarterly dividend from $0.42 to $0.47 per common share for dividends declared on or after such date by the Board. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. At March 31, 2021, the carrying value was $1.3 billion and we owned approximately 78% of McKesson Europe’s outstanding common shares. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). During the three months ended June 30, 2021 and 2020, we paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests. At June 30, 2021, we owned approximately 95% of McKesson Europe’s outstanding common shares.
Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period. The Domination Agreement does not expire, but it may be terminated at the end of any fiscal year by giving at least six months’ advance notice.
Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on redeemable noncontrolling interests.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our estimated litigation liability of $8.1 billion for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, or intentions may also include forward-looking statements. Readers should not place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by law, we undertake no obligation to update or revise our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, factors described in the Risk Factors discussion in Item 1A of Part I of our most recently filed Annual Report on Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2021 Annual Report.

Item 4.Controls and Procedures.
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

McKESSON CORPORATION

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.
The information set forth in Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Financial Note 19, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, is incorporated herein by reference. Disclosure of an environmental proceeding with a governmental agency generally is included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.

Item 1A.Risk Factors.
Other than factual updates discussed in this Quarterly Report on Form 10-Q, there have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2021 Annual Report on Form 10-K.

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
In May 2021, we entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, we paid $1.0 billion to the financial institution and received an initial delivery of 4.3 million shares in May 2021. The transaction will be completed during the second quarter of 2022, at which point the Company expects to receive additional shares. There were no share repurchases during the three months ended June 30, 2020.
The total remaining authorization outstanding for repurchases of the Company’s common stock was $1.8 billion at June 30, 2021.
The following table provides information on the Company’s share repurchases during the three months ended June 30, 2021.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2021 – April 30, 2021	—	$—	—	$2,785
May 1, 2021 – May 31, 2021	4.3	197.07	4.3	1,785
June 1, 2021 – June 30, 2021	—	—	—	1,785
Total	4.3		4.3
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations.
(2)The average price paid per share in the above table is an estimate based on the initial share purchase price under an ASR agreement and may differ from the total average price paid for share repurchases under the ASR program upon its final settlement during the second quarter of 2022.

McKESSON CORPORATION

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	August 4, 2021	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	August 4, 2021	/s/ Sundeep G. Reddy
Sundeep G. Reddy
Senior Vice President and Controller