Form 10-Q
period 2021-09-30
MCKESSON CORP
filed 2021-11-02
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 152,682,166 shares of the issuer’s common stock were outstanding as of September 30, 2021.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$66,576	$60,808	$129,250	$116,487
Cost of sales	(63,224)	(57,808)	(122,866)	(110,787)
Gross profit	3,352	3,000	6,384	5,700
Selling, distribution, general, and administrative expenses	(2,669)	(2,237)	(4,901)	(4,334)
Claims and litigation charges, net	(112)	—	(186)	131
Goodwill impairment charges	—	(69)	—	(69)
Restructuring, impairment, and related charges	(32)	(60)	(190)	(116)
Total operating expenses	(2,813)	(2,366)	(5,277)	(4,388)
Operating income	539	634	1,107	1,312
Other income, net	139	71	182	98
Loss on debt extinguishment	(191)	—	(191)	—
Interest expense	(45)	(50)	(94)	(110)
Income from continuing operations before income taxes	442	655	1,004	1,300
Income tax expense	(132)	(28)	(158)	(178)
Income from continuing operations	310	627	846	1,122
Loss from discontinued operations, net of tax	—	—	(3)	(1)
Net income	310	627	843	1,121
Net income attributable to noncontrolling interests	(43)	(50)	(90)	(100)
Net income attributable to McKesson Corporation	$267	$577	$753	$1,021

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$1.71	$3.54	$4.82	$6.26
Discontinued operations	—	—	(0.02)	—
Total	$1.71	$3.54	$4.80	$6.26
Basic
Continuing operations	$1.73	$3.56	$4.87	$6.31
Discontinued operations	—	—	(0.02)	(0.01)
Total	$1.73	$3.56	$4.85	$6.30

Weighted-average common shares outstanding
Diluted	155.8	163.2	156.9	163.2
Basic	154.1	162.0	155.1	162.0

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$310	$627	$843	$1,121

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(48)	41	(24)	74
Unrealized gains (losses) on cash flow hedges	8	(19)	8	(24)
Changes in retirement-related benefit plans	2	(9)	4	(8)
Other comprehensive income (loss), net of tax	(38)	13	(12)	42

Comprehensive income	272	640	831	1,163
Comprehensive (income) loss attributable to noncontrolling interests	(43)	75	(93)	(36)
Comprehensive income attributable to McKesson Corporation	$229	$715	$738	$1,127

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,151	$6,278
Receivables, net	20,140	19,181
Inventories, net	19,342	19,246
Assets held for sale	3,086	12
Prepaid expenses and other	861	665
Total current assets	45,580	45,382
Property, plant, and equipment, net	2,222	2,581
Operating lease right-of-use assets	1,768	2,100
Goodwill	9,473	9,493
Intangible assets, net	2,385	2,878
Other non-current assets	2,173	2,581
Total assets	$63,601	$65,015

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
Current liabilities
Drafts and accounts payable	$38,922	$38,975
Current portion of long-term debt	39	742
Current portion of operating lease liabilities	348	390
Liabilities held for sale	2,337	9
Other accrued liabilities	4,429	3,987
Total current liabilities	46,075	44,103
Long-term debt	5,946	6,406
Long-term deferred tax liabilities	1,352	1,411
Long-term operating lease liabilities	1,605	1,867
Long-term litigation liabilities	7,146	8,067
Other non-current liabilities	1,564	1,715
Redeemable noncontrolling interests	—	1,271
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized and 275 and 273 shares issued at September 30, 2021 and March 31, 2021, respectively	2	2
Additional paid-in capital	7,311	6,925
Retained earnings	8,812	8,202
Accumulated other comprehensive loss	(1,665)	(1,480)
Treasury shares, at cost, 122 and 115 shares at September 30, 2021 and March 31, 2021, respectively	(15,031)	(13,670)
Total McKesson Corporation stockholders’ deficit	(571)	(21)
Noncontrolling interests	484	196
Total equity (deficit)	(87)	175
Total liabilities, redeemable noncontrolling interests, and equity (deficit)	$63,601	$65,015
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balances, June 30, 2021	274	$2	$7,057	$8,618	$(1,627)	(119)	$(14,579)	$484	$(45)
Issuance of shares under employee plans, net of forfeitures	1	—	40	—	—	—	(1)	—	39
Share-based compensation	—	—	43	—	—	—	—	—	43
Payments to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Other comprehensive loss	—	—	—	—	(38)	—	—	—	(38)
Net income	—	—	—	267	—	—	—	43	310
Repurchase of common stock	—	—	171	—	—	(3)	(451)	—	(280)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Cash dividends declared, $0.47 per common share	—	—	—	(74)	—	—	—	—	(74)
Other	—	—	—	1	—	—	—	(1)	—
Balances, September 30, 2021	275	$2	$7,311	$8,812	$(1,665)	(122)	$(15,031)	$484	$(87)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount				Common Shares	Amount
Balances, June 30, 2020	272	$2	$6,711	$13,384	$(1,735)	(110)	$(12,916)	$207	$5,653
Issuance of shares under employee plans, net of forfeitures	1	—	18	—	—	—	—	—	18
Share-based compensation	—	—	36	—	—	—	—	—	36
Payments to noncontrolling interests	—	—	—	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	—	138	—	—	—	138
Net income	—	—	—	577	—	—	—	40	617
Repurchase of common stock	—	—	—	—	—	(2)	(269)	—	(269)
Cash dividends declared, $0.42 per common share	—	—	—	(69)	—	—	—	—	(69)
Other	—	—	15	(2)	—	—	—	3	16
Balances, September 30, 2020	273	$2	$6,780	$13,890	$(1,597)	(112)	$(13,185)	$200	$6,090
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balances, March 31, 2021	273	$2	$6,925	$8,202	$(1,480)	(115)	$(13,670)	$196	$175
Issuance of shares under employee plans, net of forfeitures	2	—	111	—	—	—	(60)	—	51
Share-based compensation	—	—	76	—	—	—	—	—	76
Payments to noncontrolling interests	—	—	—	—	—	—	—	(79)	(79)
Other comprehensive loss	—	—	—	—	(15)	—	—	—	(15)
Net income	—	—	—	753	—	—	—	82	835
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Repurchase of common stock	—	—	21	—	—	(7)	(1,301)	—	(1,280)
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Cash dividends declared, $0.89 per common share	—	—	—	(139)	—	—	—	—	(139)
Other	—	—	—	(4)	—	—	—	—	(4)
Balances, September 30, 2021	275	$2	$7,311	$8,812	$(1,665)	(122)	$(15,031)	$484	$(87)

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount				Common Shares	Amount
Balances, March 31, 2020	272	$2	$6,663	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309
Opening retained earnings adjustments: adoption of new accounting standard	—	—	—	(13)	—	—	—	—	(13)
Balances, April 1, 2020	272	2	6,663	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans, net of forfeitures	1	—	39	—	—	—	(24)	—	15
Share-based compensation	—	—	59	—	—	—	—	—	59
Payments to noncontrolling interests	—	—	—	—	—	—	—	(93)	(93)
Other comprehensive income	—	—	—	—	106	—	—	—	106
Net income	—	—	—	1,021	—	—	—	79	1,100
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	3	—	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	(2)	(269)	—	(269)
Cash dividends declared, $0.83 per common share	—	—	—	(136)	—	—	—	—	(136)
Other	—	—	16	(4)	—	—	—	(3)	9
Balances, September 30, 2020	273	$2	$6,780	$13,890	$(1,597)	(112)	$(13,185)	$200	$6,090
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$843	$1,121
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	148	154
Amortization	265	285
Goodwill and long-lived asset impairment charges	127	104
Deferred taxes	(18)	(35)
Credits associated with last-in, first-out inventory method	(46)	(104)
Non-cash operating lease expense	152	172
Loss (gain) from sales of businesses and investments	(101)	1
European businesses held for sale	470	—
Other non-cash items	381	17
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,311)	981
Inventories	(1,164)	(1,396)
Drafts and accounts payable	1,431	(1,305)
Operating lease liabilities	(186)	(185)
Taxes	40	(58)
Litigation liabilities	151	—
Other	(12)	207
Net cash provided by (used in) operating activities	170	(41)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(186)	(174)
Capitalized software expenditures	(93)	(91)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(4)	(8)
Proceeds from sales of businesses and investments, net	179	9
Other	(53)	(14)
Net cash used in investing activities	(157)	(278)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	3,020	5,303
Repayments of short-term borrowings	(3,020)	(5,303)
Proceeds from issuances of long-term debt	498	—
Repayments of long-term debt	(1,636)	(5)
Payments for debt extinguishments	(184)	—
Common stock transactions:
Issuances	111	39
Share repurchases	(1,272)	(248)
Dividends paid	(134)	(140)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(1,031)	(49)
Other	(246)	2
Net cash used in financing activities	(3,894)	(401)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(63)
Net decrease in cash, cash equivalents, and restricted cash	(3,863)	(783)
Cash, cash equivalents, and restricted cash at beginning of period	6,396	4,023
Cash, cash equivalents, and restricted cash at end of period	2,533	3,240
Less: Restricted cash at end of period included in Prepaid expenses and other	(382)	(149)
Cash and cash equivalents at end of period	$2,151	$3,091
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
To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. The Company continues to evaluate the ongoing impacts, including the economic consequences, of the coronavirus disease 2019 (“COVID-19”) pandemic. As COVID-19 further evolves, the Company’s accounting estimates and assumptions may change over time and may change materially in future periods. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows of McKesson for the interim periods presented.
The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, previously filed with the SEC on May 12, 2021 (“2021 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain prior year amounts have been reclassified to conform to the current year presentation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Adopted Accounting Pronouncements
In the first quarter of 2022, the Company prospectively adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies and clarifies certain other aspects of accounting for income taxes. The adoption of this amended guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.
2.    Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less cost to sell is reported as an adjustment to the carrying value of the disposal group. Assets and liabilities that have met the classification of held for sale were $3.1 billion and $2.3 billion, respectively, at September 30, 2021 and $12 million and $9 million, respectively, at March 31, 2021. The Company determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation.
European Divestiture Activities
On July 5, 2021, the Company entered into an agreement to sell certain of its businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.4 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. The transaction is anticipated to close within the next twelve months, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable. As of September 30, 2021, the E.U. disposal group, consisting of $3.1 billion of assets and $2.3 billion of liabilities primarily within the Company’s International segment, was classified as “Assets held for sale” and “Liabilities held for sale” in the Condensed Consolidated Balance Sheet.
During the three and six months ended September 30, 2021, the Company recorded charges totaling $491 million to remeasure the E.U. disposal group to the lower of its carrying value or fair value less costs to sell. These charges also included impairments of individual assets, such as certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole. The remeasurement adjustment includes a $226 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The total assets and liabilities of the E.U. disposal group that have met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheets are as follows:

(In millions)	September 30, 2021
Assets
Current assets
Receivables, net	$1,298
Inventories, net	886
Prepaid expenses and other	113
Property, plant, and equipment, net	301
Operating lease right-of-use assets	224
Intangible assets, net	279
Other non-current assets	348
Remeasurement of assets of businesses held for sale to fair value less cost to sell (1)	(370)
Total assets held for sale	$3,079

Liabilities
Current liabilities
Drafts and accounts payable	$1,398
Current portion of long-term debt	4
Current portion of operating lease liabilities	34
Other accrued liabilities	449
Long-term debt	15
Long-term deferred tax liabilities	48
Long-term operating lease liabilities	198
Other non-current liabilities	184
Total liabilities held for sale	$2,330
(1)Excludes charges related to the impairment of individual assets, which are primarily comprised of a $113 million impairment of internally developed software recorded directly against the gross value of the assets impacted.
On November 1, 2021, the Company announced an agreement to sell its retail and distribution businesses in the United Kingdom (“U.K. disposal group”) to Aurelius Elephant Limited for purchase consideration of £325 million (or, approximately $438 million). The transaction is anticipated to close during the fourth quarter of 2022, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals. Beginning in the third quarter of 2022, the U.K. disposal group will be reflected in the Company’s condensed consolidated financial statements as held for sale and will be remeasured to the lower of its carrying amount or fair value less costs to sell, which the Company estimates will result in a charge of between $700 million and $900 million, primarily related to the inclusion of the accumulated other comprehensive income balances into the carrying amount of the U.K. disposal group. While this range reflects the Company’s best estimate as of the date of this Quarterly Report on Form 10-Q, actual charges could differ based on operating results, changes in foreign exchange rates, and other factors prior to closing of the transaction.
3.    Restructuring, Impairment, and Related Charges
The Company recorded restructuring, impairment, and related charges of $32 million and $190 million during the three and six months ended September 30, 2021, respectively, and $60 million and $116 million during the three and six months ended September 30, 2020, respectively. These charges are included in “Restructuring, impairment, and related charges” in the Condensed Consolidated Statements of Operations. In addition, charges related to restructuring initiatives are included in “Cost of sales” in the Condensed Consolidated Statements of Operations and were not material for the three and six months ended September 30, 2021 and 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring Initiatives
During the first quarter of 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily includes the rationalization of the Company’s office space in North America. Where it determines to cease using office space, the Company plans to exit the portion of the facility no longer used. It also may retain and repurpose certain other office locations. The Company expects to incur total charges of approximately $180 million to $280 million for this initiative, consisting primarily of exit related costs, accelerated depreciation and amortization of long-lived assets, and asset impairments. The Company recorded charges of $15 million and $110 million, respectively, in the three and six months ended September 30, 2021. This initiative is anticipated to be completed in 2022. Charges primarily relate to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization.
During the first quarter of 2021, the Company committed to an initiative within the U.K., which is included in the Company’s International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. The Company expects to incur total charges of approximately $85 million to $90 million, of which $64 million of charges were recorded to date. The Company recorded charges of $1 million and $7 million, respectively, in the three and six months ended September 30, 2021 and $27 million and $41 million, respectively, in the three and six months ended September 30, 2020, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. The initiative is anticipated to be substantially complete in 2022 and estimated remaining charges primarily consist of accelerated amortization of long-lived assets, facility and other exit costs, and employee-related costs.
Restructuring, impairment, and related charges during the three and six months ended September 30, 2021 consisted of the following:

	Three Months Ended September 30, 2021
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate (1)	Total
Severance and employee-related costs, net	$—	$(1)	$1	$(2)	$1	$(1)
Exit and other-related costs (2)	2	1	—	1	6	10
Asset impairments and accelerated depreciation	8	—	1	2	12	23
Total	$10	$—	$2	$1	$19	$32
(1)Costs primarily relate to the transition to the partial remote work model described above.
(2)Exit and other-related costs primarily consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Six Months Ended September 30, 2021
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions (1)	Medical-Surgical Solutions (1)	International (2)	Corporate (1)	Total
Severance and employee-related costs, net	$2	$(1)	$1	$10	$1	$13
Exit and other-related costs (3)	4	2	2	15	27	50
Asset impairments and accelerated depreciation	16	17	5	36	53	127
Total	$22	$18	$8	$61	$81	$190
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
Restructuring, impairment, and related charges during the three and six months ended September 30, 2020 consisted of the following:

	Three Months Ended September 30, 2020
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International (1)	Corporate (2)	Total
Severance and employee-related costs, net	$6	$—	$3	$3	$4	$16
Exit and other-related costs (3)	4	—	(1)	5	7	15
Asset impairments and accelerated depreciation	—	—	1	27	1	29
Total	$10	$—	$3	$35	$12	$60
(1)Primarily represents costs associated with the U.K. operating model and cost optimization efforts described above.
(2)Primarily represents costs associated with an operating model and cost optimization initiative and with the relocation of the Company’s corporate headquarters. Both of these initiatives were substantially completed in the year ended March 31, 2021.
(3)Exit and other-related costs primarily include project consulting fees.

	Six Months Ended September 30, 2020
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International (1)	Corporate (2)	Total
Severance and employee-related costs, net	$7	$—	$3	$20	$24	$54
Exit and other-related costs (3)	5	—	2	7	14	28
Asset impairments and accelerated depreciation	—	—	1	31	2	34
Total	$12	$—	$6	$58	$40	$116
(1)Primarily represents costs associated with the U.K. operating model and cost optimization efforts described above, and an operating model and cost optimization initiative which was substantially completed in the year ended March 31, 2021.
(2)Primarily represents costs associated with an operating model and cost optimization initiative and with the relocation of the Company’s corporate headquarters. Both of these initiatives were substantially completed in the year ended March 31, 2021.
(3)Exit and other-related costs primarily include project consulting fees.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the six months ended September 30, 2021:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2021 (1)	$19	$4	$3	$66	$59	$151
Restructuring, impairment, and related charges	22	18	8	61	81	190
Non-cash charges	(16)	(17)	(5)	(36)	(53)	(127)
Cash payments	(9)	(1)	(4)	(14)	(13)	(41)
Other	—	—	—	(6)	(6)	(12)
Balance, September 30, 2021 (2)	$16	$4	$2	$71	$68	$161
(1)As of March 31, 2021, the total reserve balance was $151 million, of which $99 million was recorded in “Other accrued liabilities” and $52 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
(2)As of September 30, 2021, the total reserve balance was $161 million, of which $95 million was recorded in “Other accrued liabilities,” $36 million was recorded in “Liabilities held for sale,” and $30 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
4.    Income Taxes
During the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $132 million and $28 million, respectively. During the six months ended September 30, 2021 and 2020, the Company recorded income tax expense of $158 million and $178 million, respectively. The Company’s reported income tax rates were 29.9% and 4.3% for the three months ended September 30, 2021 and 2020, respectively and 15.7% and 13.7% for the six months ended September 30, 2021 and 2020, respectively. Fluctuations in the Company’s reported income tax rates are primarily due to non-cash charges related to remeasuring the value of its E.U. disposal group held for sale, changes in the mix of earnings between various taxing jurisdictions, and discrete items recognized in the quarters.
During the second quarter of 2022, the Company recorded non-cash pre-tax charges totaling $491 million primarily to remeasure the E.U. disposal group to the lower of its carrying value or fair value less costs to sell, as described in Financial Note 2, “Held for Sale.” The Company’s reported income tax rates for the three and six months ended September 30, 2021 were unfavorably impacted by this due to the non-deductible nature of the majority of these charges for income tax purposes.
During the second quarter of 2022, the Company recognized a net discrete tax benefit of $55 million primarily related to a decrease in the global intangible low-tax income (“GILTI”) in its 2021 U.S. Federal income tax return.
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
As of September 30, 2021, the Company had $1.7 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the six months ended September 30, 2021, the Company recognized a net discrete tax benefit of $97 million primarily related to statute of limitation expirations in various taxing jurisdictions. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits. However, this may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year. The unrecognized tax benefit may also increase or decrease due to future developments in the Opioid related litigation and claims, as discussed in Financial Note 12, “Commitments and Contingent Liabilities.”

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
5.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily related to its consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million during the three months ended June 30, 2021, and $10 million and $21 million during the three and six months ended September 30, 2020, respectively. All amounts were recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court (the “Court”) to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amount was paid as specified in the Domination Agreement. On September 19, 2018, the Court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remained unadjusted. Noncontrolling shareholders of McKesson Europe appealed this decision. McKesson Europe Holdings GmbH & Co. KGaA also appealed the decision. On April 12, 2021, the Company received notice that the Stuttgart Court of Appeals ruled that the Put Amount shall remain €22.99, thereby rejecting the lower court’s increase, and the recurring compensation remained at €0.83 per share.
During the six months ended September 30, 2021 and 2020, the Company paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the noncontrolling interests by $983 million and $49 million, respectively, for the six months ended September 30, 2021 and 2020, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million and $3 million, respectively, as an increase to McKesson’s stockholders additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” in the Condensed Consolidated Balance Sheet.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. As discussed above, after June 15, 2021 noncontrolling interests also represent minority shareholder equity interests in McKesson Europe. At September 30, 2021, the Company owned approximately 95%, of McKesson Europe’s outstanding common shares. The Company’s noncontrolling interest in McKesson Europe will be included in the sale of the E.U. disposal group, as discussed in Financial Note 2, “Held for Sale.” The Company allocated $43 million and $82 million of net income to noncontrolling interests during the three and six months ended September 30, 2021, respectively, and $40 million and $79 million during the three and six months ended September 30, 2020, respectively.
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and six months ended September 30, 2021 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, June 30, 2021	$484	$7
Net income attributable to noncontrolling interests	43	—
Reclassification of recurring compensation to other accrued liabilities	(2)	—
Payments to noncontrolling interests	(40)	—
Other	(1)	(7)
Balance, September 30, 2021	$484	$—

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2021	$196	$1,271
Net income attributable to noncontrolling interests	82	8
Other comprehensive income	—	3
Reclassification of recurring compensation to other accrued liabilities	(2)	(8)
Payments to noncontrolling interests	(79)	—
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	—	(4)
Balance, September 30, 2021	$484	$—
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and six months ended September 30, 2020 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, June 30, 2020	$207	$1,414
Net income attributable to noncontrolling interests	40	10
Other comprehensive loss	—	(151)
Reclassification of recurring compensation to other accrued liabilities	—	(10)
Payments to noncontrolling interests	(50)	—
Other	3	2
Balance, September 30, 2020	$200	$1,265

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2020	$217	$1,402
Net income attributable to noncontrolling interests	79	21
Other comprehensive loss	—	(90)
Reclassification of recurring compensation to other accrued liabilities	—	(21)
Payments to noncontrolling interests	(93)	—
Exercises of Put Right	—	(49)
Other	(3)	2
Balance, September 30, 2020	$200	$1,265
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
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Less than 1 million of potentially dilutive securities for the three and six months ended September 30, 2021 and approximately 2 million of potentially dilutive securities for the three and six months ended September 30, 2020 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings or loss per common share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Income from continuing operations	$310	$627	$846	$1,122
Net income attributable to noncontrolling interests	(43)	(50)	(90)	(100)
Income from continuing operations attributable to McKesson Corporation	267	577	756	1,022
Loss from discontinued operations, net of tax	—	—	(3)	(1)
Net income attributable to McKesson Corporation	$267	$577	$753	$1,021

Weighted-average common shares outstanding:
Basic	154.1	162.0	155.1	162.0
Effect of dilutive securities:
Stock options	0.2	—	0.2	—
Restricted stock units (1)	1.5	1.2	1.6	1.2
Diluted	155.8	163.2	156.9	163.2

Earnings (loss) per common share attributable to McKesson: (2)
Diluted
Continuing operations	$1.71	$3.54	$4.82	$6.26
Discontinued operations	—	—	(0.02)	—
Total	$1.71	$3.54	$4.80	$6.26
Basic
Continuing operations	$1.73	$3.56	$4.87	$6.31
Discontinued operations	—	—	(0.02)	(0.01)
Total	$1.73	$3.56	$4.85	$6.30
(1)Includes dilutive effect from restricted stock units, performance-based restricted stock units, and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.
7.    Goodwill and Intangible Assets, Net
In the second quarter of 2021, the Company implemented a new segment reporting structure which prompted changes in multiple reporting units across the Company. As a result, goodwill included in the impacted reporting units was reallocated using a relative fair value approach and assessed for impairment before and after the reallocation. The Company recorded a goodwill impairment charge of $69 million in the three and six months ended September 30, 2020 as the estimated fair value of the Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of this reporting unit within the International segment. This impairment charge is included in “Goodwill impairment charges” in the Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2021	$3,963	$1,542	$2,453	$1,535	$9,493
Goodwill acquired	—	—	—	4	4
Foreign currency translation adjustments, net	(9)	—	—	(15)	(24)
Balance, September 30, 2021	$3,954	$1,542	$2,453	$1,524	$9,473
Information regarding intangible assets is as follows:

	September 30, 2021					March 31, 2021
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$3,241	$(2,017)	$1,224		$3,739	$(2,269)	$1,470
Service agreements	10	1,082	(542)	540		1,081	(513)	568
Pharmacy licenses	22	308	(209)	99		497	(244)	253
Trademarks and trade names	12	872	(394)	478		925	(394)	531
Technology	3	136	(116)	20		150	(122)	28
Other	7	255	(231)	24		254	(226)	28
Total		$5,894	$(3,509)	$2,385	(1)	$6,646	$(3,768)	$2,878
(1)Excludes net intangible assets of approximately $279 million related to the E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale.” This amount was included under the caption “Assets held for sale” in the Condensed Consolidated Balance Sheet as of September 30, 2021. Amortization of these assets ceased upon reclassification to Assets held for sale in the second quarter of 2022.
Amortization expense of intangible assets was $84 million and $182 million during the three and six months ended September 30, 2021, respectively, and $106 million and $212 million during the three and six months ended September 30, 2020, respectively. Estimated amortization expense of these assets is as follows: $167 million, $242 million, $230 million, $225 million, and $192 million for the remainder of 2022 and each of the succeeding years through 2026 and $1.3 billion thereafter. All intangible assets were subject to amortization as of September 30, 2021 and March 31, 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	September 30, 2021	March 31, 2021
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$400	$400
2.85% Notes due March 15, 2023	360	400
3.80% Notes due March 15, 2024	918	1,100
0.90% Notes due December 3, 2025	500	500
1.30% Notes due August 15, 2026	498	—
7.65% Debentures due March 1, 2027	150	167
3.95% Notes due February 16, 2028	343	600
4.75% Notes due May 30, 2029	197	400
6.00% Notes due March 1, 2041	220	282
4.88% Notes due March 15, 2044	255	411
Foreign currency notes (1) (3)
0.63% Euro Notes due August 17, 2021	—	704
1.50% Euro Notes due November 17, 2025	703	700
1.63% Euro Notes due October 30, 2026	588	587
3.13% Sterling Notes due February 17, 2029	602	627

Lease and other obligations (4)	251	270
Total debt	5,985	7,148
Less: Current portion	39	742
Total long-term debt	$5,946	$6,406
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
(4)Excludes current and long-term debt of approximately $4 million and $15 million, respectively, as of September 30, 2021 related to the E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale.” These amounts were included under the caption “Liabilities held for sale” in the Condensed Consolidated Balance Sheet as of September 30, 2021.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $6.0 billion and $7.1 billion at September 30, 2021 and March 31, 2021, respectively, of which $39 million and $742 million, respectively, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets.
On August 12, 2021, the Company completed a public offering of 1.30% Notes due August 15, 2026 (the “2026 Notes”) in a principal amount of $500 million. Interest on the 2026 Notes is payable semi-annually on February 15th and August 15th of each year, commencing on February 15, 2022. Proceeds received from this note issuance, net of discounts and offering expenses, were $495 million. The Company utilized the net proceeds from this note for general corporate purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The 2026 Notes, which constitutes a “Series,” are an unsecured and unsubordinated obligation of the Company and rank equally with all of the Company’s existing, and from time-to-time, future unsecured and unsubordinated indebtedness outstanding. The 2026 Notes are governed by materially similar indentures and officers’ certificates as those of other Series issued by the Company. Upon required notice to holders of notes with fixed interest rates, the Company may redeem those notes at any time prior to maturity, in whole or in part, for cash at redemption prices. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase the 2026 Notes from the holders at a price equal to 101% of the then outstanding principal amount of the 2026 Notes, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for the 2026 Note, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without lenders’ consent. The indentures also contain customary events of default provisions.
On July 17, 2021, the Company redeemed its 0.63% €600 million (or, approximately $709 million) total principal Euro-denominated notes, originally due on August 17, 2021, prior to maturity. The notes were redeemed at par value using cash on hand.
Tender Offer
On July 23, 2021, the Company completed a cash tender offer for a portion of its existing outstanding (i) 2.85% Notes due 2023, (ii) 3.80% Notes due 2024, (iii) 7.65% Debentures due 2027, (iv) 3.95% Notes due 2028, (v) 4.75% Notes due 2029, (vi) 6.00% Notes due 2041, and (vii) 4.88% Notes due 2044 (collectively referred to herein as the “Tender Offer Notes”). In connection with the tender offer, the Company paid an aggregate consideration of $1.1 billion to redeem $922 million principal amount of the notes at a redemption price equal to 100% of the principal amount and premiums of $182 million, plus accrued and unpaid interest of $14 million. The redemption of the Tender Offer Notes was accounted for as a debt extinguishment. As a result of the redemption, the Company incurred a pre-tax loss on debt extinguishment of $191 million, which included premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred totaling $9 million.
Revolving Credit Facilities
The Company has a Credit Agreement, dated as of September 25, 2019 (the “2020 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three and six months ended September 30, 2021 and 2020 and no amounts outstanding as of September 30, 2021 and March 31, 2021.
On March 31, 2021, the Company entered into Amendment No. 2 to the 2020 Credit Facility, which superseded Amendment No. 1, dated as of February 1, 2021. The 2020 Credit Facility, as amended, contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the amended credit agreement. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At September 30, 2021, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euro with a committed amount of $7 million and an uncommitted amount of $116 million as of September 30, 2021. Borrowings and repayments were not material during the three and six months ended September 30, 2021 and 2020, and amounts outstanding under these credit lines were not material as of September 30, 2021 and March 31, 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the six months ended September 30, 2021, the Company borrowed $3.0 billion and repaid $3.0 billion under the program. During the six months ended September 30, 2020, the Company borrowed $5.3 billion and repaid $5.3 billion under the program. At September 30, 2021 and March 31, 2021, there were no commercial paper notes outstanding.
9.    Pension Benefits
The net periodic expense for defined benefit pension plans was approximately $2 million for the three and six months ended September 30, 2021 and $7 million and $14 million for the three and six months ended September 30, 2020, respectively.
Cash contributions to these plans were $3 million and $17 million for the three and six months ended September 30, 2021, respectively, and $4 million and $11 million for the three and six months ended September 30, 2020, respectively. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
As part of the E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale,” pension liabilities of approximately $108 million were included under the caption “Liabilities held for sale” in the Condensed Consolidated Balance Sheet as of September 30, 2021.
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
Non-Derivative Instruments Designated as Hedges
At September 30, 2021 and March 31, 2021, the Company had €1.1 billion and €1.7 billion, respectively, of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Gains or losses from net investment hedges recorded within Other comprehensive income were gains of $33 million and $11 million during the three and six months ended September 30, 2021, respectively, and losses of $83 million and $117 million during the three and six months ended September 30, 2020, respectively. There was no ineffectiveness in non-derivative net investment hedges during the three and six months ended September 30, 2021 and 2020.
Derivatives Designated as Hedges
At September 30, 2021 and March 31, 2021, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $500 million Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the three and six months ended September 30, 2021 and 2020. The remaining cross-currency swaps will mature November 2024.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in Other comprehensive income were gains of $10 million and $5 million during the three and six months ended September 30, 2021, respectively, and losses of $12 million and $63 million during the three and six months ended September 30, 2020, respectively. There was no ineffectiveness in the Company’s cross-currency swap hedges for the three and six months ended September 30, 2021 and 2020.
The Company is a party to a number of cross-currency swaps designated as fair value hedges with total notional amounts of £450 million British pound sterling. Under the terms of the cross-currency swap contracts, the Company agreed with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread. These swaps are utilized to hedge the changes in the fair value of the underlying £450 million British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives, which are designated as fair value hedges, and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from these fair value hedges recorded in earnings were largely offset by the losses recorded in earnings related to these notes. The swaps will mature in February 2023.
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For cross-currency swap transactions, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At September 30, 2021 and March 31, 2021, the Company had cross-currency swaps with total gross notional amounts of approximately $2.4 billion and $2.6 billion, respectively, which are designated as cash flow hedges. These swaps will mature between October 2021 and January 2024.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On April 27, 2020, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with combined notional amounts of $500 million and €600 million, to hedge the variability of future benchmark interest rates on planned bond issuances. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR and to pay fixed interest payments for floating interest payments in Euros based on six-month Euro Interbank Offered Rate (“EURIBOR”) for the €600 million swaps. The $500 million swaps were terminated upon the issuance of the 2025 Notes in November 2020. The settlement loss on the swaps was not material and is being amortized on a straight-line basis as interest expense over the five-year life of the 2025 Notes. The €600 million swaps were terminated in July 2021 and the loss on termination of the swaps recorded in interest expense was not material for the three and six months ended September 30, 2021. Refer to Financial Note 8, “Debt and Financing Activities,” for more information.
From September 20, 2021 to October 27, 2021, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with a combined notional amount of $400 million, to hedge the variability of future benchmark interest rates on a planned bond issuance. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $400 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR.
Gains or losses from cash flow hedges recorded in Other comprehensive income were gains of $11 million during the three and six months ended September 30, 2021 and losses of $23 million and $28 million during the three and six months ended September 30, 2020, respectively. Gains or losses reclassified from Accumulated other comprehensive income and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material in the three and six months ended September 30, 2021 and 2020. There was no ineffectiveness in the Company’s cash flow hedges for the three and six months ended September 30, 2021 and 2020.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.
The Company has a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At September 30, 2021 and March 31, 2021, the total gross notional amounts of these contracts were $19 million and $39 million, respectively. These contracts will predominantly mature between October 2021 and December 2021 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. Changes in the fair values were not material in the three and six months ended September 30, 2021 and 2020. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	September 30, 2021			March 31, 2021
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$2	$36	$838	$4	$47	$826
Cross-currency swaps (non-current)	Other non-current assets/liabilities	62	74	2,474	72	92	2,663
Forward starting interest rate swaps (current)	Other accrued liabilities	—	—	—	—	7	704
Forward starting interest rate swaps (non-current)	Other accrued liabilities	3	—	200	—	—	—
Total		$67	$110		$76	$146
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$1	$—	$—	$29
Foreign exchange contracts (current)	Other accrued liabilities	—	—	18	—	1	10
Total		$—	$—		$—	$1
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2021 and March 31, 2021 included investments in money market funds of $361 million and $1.6 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for the Company’s marketable securities were not material at September 30, 2021 and March 31, 2021.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had carrying values of $357 million and $269 million, respectively, at September 30, 2021 and March 31, 2021. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2021, certain of the Company’s investments in equity securities without readily determinable fair values experienced transactions which resulted in changes in the observable price of those securities. During the three months ended September 30, 2020, three of the companies in which McKesson held investments in equity securities were converted into shares of public common stock through initial public offerings and an acquisition. Net gains related to the Company’s investments in these equity securities, primarily representing unrealized gains on the securities discussed above, were approximately $97 million and $104 million for the three and six months ended September 30, 2021 and $49 million and $59 million for the three and six months ended September 30, 2020, respectively. These net gains were recorded in “Other income, net,” in the Condensed Consolidated Statements of Operations. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
At September 30, 2021, the assets and liabilities associated with the E.U. disposal group held for sale were measured at the lower of cost or fair value less cost to sell, as discussed in more detail in Financial Note 2, “Held for Sale." At September 30, 2021 and 2020, assets measured at fair value on a nonrecurring basis included long-lived assets associated with the Company’s restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges.” Assets measured at fair value on a nonrecurring basis as of September 30, 2020 included goodwill of the Company’s Europe Retail Pharmacy reporting unit within the International segment. Refer to Financial Note 7, “Goodwill and Intangible Assets, Net,” for more information. At March 31, 2021, assets measured at fair value on a nonrecurring basis included long-lived assets of the Company’s International segment and goodwill of the Company’s Europe Retail Pharmacy reporting unit within the International segment.
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
There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and March 31, 2021.
Other Fair Value Disclosures
At September 30, 2021 and March 31, 2021, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	September 30, 2021		March 31, 2021
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,985	$6,496	$7,148	$7,785

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Restricted Cash
Restricted cash, included within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021, primarily consists of $354 million held in escrow related to the initial payment under the proposed settlement agreement for opioid-related claims of governmental entities, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.” Additionally, restricted cash as of September 30, 2021 and March 31, 2021 includes funds temporarily held on behalf of unaffiliated medical practice groups related to their COVID-19 business continuity borrowings. These amounts have been designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities and corresponding deposit liabilities associated with these funds have been recorded by the Company within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. The Company considered a market approach as well as an income approach using a discounted cash flow (“DCF”) model to determine the fair value of reporting units.
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
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, the Company is unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a claim because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability, or seek an indeterminate amount of damages. It is not uncommon for claims to remain unresolved over many years. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and whether it can make a reasonable estimate of the loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability for an estimated amount. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability. Amounts included within “Claims and litigation charges, net” in the Condensed Consolidated Statement of Operations consist of estimated loss contingencies related to opioid-related litigation matters.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
The Company is also named in approximately 350 similar state court cases pending in 38 states plus Puerto Rico, along with 4 cases in Canada. These include actions filed by 26 state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits, and putative class action lawsuits brought on behalf of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state court cases. For example, trial in the case brought by the Washington attorney general is scheduled for November 15, 2021; trial in the case brought by the Rhode Island attorney general is scheduled for January 17, 2022; and the case brought by Dallas County, Texas, is scheduled to be trial-ready by February 7, 2022. Trial in the case brought by the Alabama attorney general was postponed until April 18, 2022, and the parties continue to engage in settlement negotiations.
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
The proposed agreement only addresses the claims of U.S. state attorneys general and political subdivisions in participating states. The West Virginia subdivisions and Native American tribes are not part of this settlement process. The proposed agreement is subject to contingencies and will not become effective unless the Company determines that a sufficient number of states and political subdivisions, including those that have not sued, have agreed to be bound by the agreement (or otherwise had their claims foreclosed).
On September 4, 2021, the Company and the two other national distributors announced that 42 out of 49 eligible states, all 5 U.S. territories, and Washington, DC, had affirmatively signed on to the proposed agreement. The attorneys general of Alabama, Georgia, Nevada, New Mexico, Oklahoma, Rhode Island, and Washington have not joined the proposed settlement. The distributors further announced that they had determined that enough states had signed on to the settlement for the proposed agreement to proceed to the next phase. During this phase, which is expected to end on January 2, 2022, each participating state will offer its political subdivisions, including those that have not sued, the opportunity to participate in the settlement. After the conclusion of this period, the Company will have 30 days to determine whether a sufficient number of states and political subdivisions have joined for the settlement to proceed to implementation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
Consistent with the terms of the proposed agreement, the Company placed its first annual payment of approximately $354 million, into escrow on September 30, 2021. This amount excludes the proportionate allocation under the proposed settlement for each non-participating state and would be disbursed when and if the proposed agreement becomes effective. Subsequent annual payments would be due on July 15 of each year. The escrow payment was presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2021.
On July 20, 2021, the Company announced that it and the two other national pharmaceutical distributors had agreed to pay up to $1.2 billion, of which the Company’s portion would be 38.1%, in a settlement with the State of New York and its participating subdivisions, including Nassau and Suffolk Counties, to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that New York and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework, as well as certain attorneys’ fees and costs. If the broad settlement is finalized, New York and its participating subdivisions will become part of that broader agreement. On September 30, 2021, the Company paid its share of the first annual incremental payment of approximately $35 million to Nassau and Suffolk counties as a settlement of its liabilities over plaintiffs’ legal fees and costs.
On September 28, 2021, the Company and the two other national pharmaceutical distributors reached an agreement with the state of Ohio and its participating subdivisions and agreed to pay $881 million to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that Ohio and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework, as well as certain attorneys’ fees and costs. If the broad settlement is finalized, Ohio and its participating subdivisions will become part of that broader agreement.
On September 28, 2021, the Company announced that it and the two other national distributors had reached an agreement with the Cherokee Nation to pay approximately $75 million over 6.5 years to resolve opioid-related claims, of which the Company’s portion would be 38.1%. This settlement was negotiated in parallel with ongoing negotiations toward a broad resolution of opioid-related claims brought by Native American tribes.
With respect to the West Virginia subdivisions, trial in the case of Cabell County and City of Huntington, occurred in the U.S. District Court for the Southern District of West Virginia, and concluded on July 28, 2021. The outcome of that trial is pending. The claims of certain other West Virginia subdivisions are pending in the federal MDL and before the state Mass Litigation Panel. On September 30, 2021, the Mass Litigation Panel issued an order scheduling trial on the public nuisance claims of certain municipalities against the Company and the two other national pharmaceutical distributors for July 5, 2022.
The Company believes that a broad settlement of opioid claims by governmental entities is probable, and that the loss related thereto can be reasonably estimated. The Company recorded a charge of $8.1 billion ($6.8 billion after-tax) in the fiscal year ended March 31, 2021 related to its share of the global settlement as well as claims of West Virginia municipalities and the Native American tribes. In connection with the matters described above, the Company recorded additional charges of $112 million ($93 million after-tax) and $186 million ($155 million after-tax) in the three and six months ended September 30, 2021 within “Claims and litigation charges, net” in the Condensed Consolidated Statements of Operations, in connection with the proposed settlement agreement and other opioid related settlement accruals.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company’s estimated accrued liability for opioid-related claims of governmental entities is as follows as of September 30, 2021:

(In millions)	September 30, 2021
Current litigation liabilities (1)	$1,072
Long-term litigation liabilities	7,146
Total litigation liabilities	$8,218
(1)This amount, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheet, is the amount estimated to be paid prior to September 30, 2022.
If a broad settlement is not reached under the proposed agreement, litigation will continue. The Company continues to prepare for trial in these pending matters, and believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved.
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private entities generally, are not included in the settlement framework for governmental entities, or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. One such case brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeks to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc. et al., CE19-00472. The Company has not concluded a loss is probable in any of these matters; nor is the amount of any loss reasonably estimable.
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
In December 2019, the Company was served with two qui tam complaints filed by the same two relators alleging violations of the federal False Claims Act, the California False Claims Act, and the California Unfair Business Practices statute based on alleged predicate violations of the Controlled Substances Act and its implementing regulations, United States ex rel. Kelley, 19-cv-2233, and State of California ex rel. Kelley, CGC-19-576931. The complaints seek relief including treble damages, civil penalties, attorney fees, and costs in unspecified amounts. On February 16, 2021, the court in the federal action dismissed the second amended complaint with prejudice, and the relators appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. On June 28, 2021, the court in the state action dismissed the complaint with prejudice, and the relators appealed the dismissal to the Superior Court of California, County of San Francisco.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005, or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On July 16, 2015, plaintiffs filed a motion for class certification. On August 22, 2016, the court denied plaintiffs’ motion. On July 17, 2018, the United States Court of Appeals for the Ninth Circuit Court affirmed in part and reversed in part the district court’s denial of class certification and remanded the case to the district court for further proceedings. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On October 8, 2021, the Court de-certified the class citing the plaintiffs lacked class-wide proof identifying the manner of receipt; the October 18, 2021 trial date has been vacated.
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
IV. State Opioid Statutes
Legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that it may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On July 6, 2018, the Healthcare Distribution Alliance filed a lawsuit challenging the constitutionality of the law and seeking an injunction against its enforcement. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State appealed that decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. The Company has accrued a $50 million pre-tax charge ($37 million after-tax) as its estimated share of the OSA surcharge for calendar years 2017 and 2018. This OSA provision was recognized in “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2021 and in “Other accrued liabilities” in the Consolidated Balance Sheet as of March 31, 2021. The State of New York adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The law adopting the excise tax made clear that the OSA does not apply to sales or distributions occurring after December 31, 2018. The Healthcare Distribution Alliance filed a petition for panel rehearing, or, in the alternative, for rehearing en banc with the U.S. Court of Appeals for the Second Circuit; that petition was denied on December 18, 2020. On February 12, 2021, the Court of Appeals for the Second Circuit granted a motion by the Healthcare Distribution Alliance to stay its mandate pending the filing and disposition of a petition for writ of certiorari before the U.S. Supreme Court. The petition was denied on October 4, 2021.

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
In May 2021, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.2 million shares at an average price per share of $193.22. The Company received 4.3 million shares as the initial share settlement, and in August 2021 the Company received an additional 0.9 million shares upon the completion of this ASR program.
During the three months ended September 30, 2021, the Company repurchased an additional 1.4 million of the Company’s shares for $280 million through open market transactions at an average price per share of $203.20, of which $16 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September and settled in early October.
The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2021 was $1.5 billion.
During the three months ended September 30, 2020, the Company repurchased 1.8 million of the Company’s shares for $269 million through open market transactions at an average price per share of $151.23, of which $21 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September and settled in early October. There were no share repurchases during the three months ended June 30, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss), including noncontrolling interests and redeemable noncontrolling interests, by components for the three and six months ended September 30, 2021 and 2020 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(1,477)	$(57)		$13	$(106)	$(1,627)
Other comprehensive income (loss) before reclassifications	(81)	32	⁽²⁾	3	1	(45)
Amounts reclassified to income statement	1	—		5	1	7
Other comprehensive income (loss)	(80)	32		8	2	(38)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	(80)	32		8	2	(38)
Balance at September 30, 2021	$(1,557)	$(25)		$21	$(104)	$(1,665)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the three months ended September 30, 2021 include gains of $33 million related to net investment hedges from the Euro-denominated notes and gains of $10 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax loss of $11 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(1,361)	$(36)		$13	$(96)	$(1,480)
Other comprehensive income (loss) before reclassifications	(47)	5	⁽²⁾	3	6	(33)
Amounts reclassified to income statement	18	—		5	(2)	21
Other comprehensive income (loss)	(29)	5		8	4	(12)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	9	(6)		—	—	3
Other comprehensive income (loss) attributable to McKesson	(38)	11		8	4	(15)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—		—	(12)	(170)
Balance at September 30, 2021	$(1,557)	$(25)		$21	$(104)	$(1,665)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the six months ended September 30, 2021 include gains of $11 million related to net investment hedges from the Euro-denominated notes and gains of $5 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax loss of $5 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(1,742)	$75		$44	$(112)	$(1,735)
Other comprehensive income (loss) before reclassifications	111	(70)	⁽²⁾	(19)	(9)	13
Amounts reclassified to income statement	—	—		—	—	—
Other comprehensive income (loss)	111	(70)		(19)	(9)	13
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(119)	(1)		—	(5)	(125)
Other comprehensive income (loss) attributable to McKesson	230	(69)		(19)	(4)	138
Balance at September 30, 2020	$(1,512)	$6		$25	$(116)	$(1,597)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the three months ended September 30, 2020 include losses of $83 million related to net investment hedges from the Euro-denominated notes and losses of $12 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit of $25 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(1,780)	$138		$49	$(110)	$(1,703)
Other comprehensive income (loss) before reclassifications	207	(133)	⁽²⁾	(24)	(10)	40
Amounts reclassified to income statement	—	—		—	2	2
Other comprehensive income (loss)	207	(133)		(24)	(8)	42
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(61)	(1)		—	(2)	(64)
Other comprehensive income (loss) attributable to McKesson	268	(132)		(24)	(6)	106
Balance at September 30, 2020	$(1,512)	$6		$25	$(116)	$(1,597)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the six months ended September 30, 2020 include losses of $117 million related to net investment hedges from the Euro-denominated notes and losses of $63 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit of $47 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
14.    Segments of Business
The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, RxTS, Medical-Surgical Solutions, and International. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
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
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s operations in Europe provide distribution and services to wholesale, institutional, and retail customers in 12 European countries where it owns, partners, or franchises with retail pharmacies and operates through two businesses: Pharmaceutical Distribution and Retail Pharmacy. The Company’s Canada operations deliver vital medicines, supplies, and information technology services throughout Canada and includes Rexall Health retail pharmacies. In the second quarter of 2022, the Company entered into an agreement to sell the E.U. disposal group and, on November 1, 2021, the Company announced an agreement to sell its retail and distribution businesses in the United Kingdom. Refer to Financial Note 2, “Held for Sale,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2021	2020	2021	2020
Segment revenues (1)
U.S. Pharmaceutical	$53,411	$48,067	$103,430	$92,737
Prescription Technology Solutions	932	668	1,813	1,324
Medical-Surgical Solutions	3,124	2,533	5,652	4,334
International	9,109	9,540	18,355	18,092
Total revenues	$66,576	$60,808	$129,250	$116,487

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$760	$623	$1,442	$1,236
Prescription Technology Solutions	128	88	232	156
Medical-Surgical Solutions (4)	296	187	371	276
International (5)	(146)	(45)	(93)	(42)
Subtotal	1,038	853	1,952	1,626
Corporate expenses, net (6)	(360)	(148)	(663)	(216)
Loss on debt extinguishment (7)	(191)	—	(191)	—
Interest expense	(45)	(50)	(94)	(110)
Income from continuing operations before income taxes	$442	$655	$1,004	$1,300
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 40% of the RxTS segment’s total revenues, less than 3% of the Medical-Surgical Solutions segment’s total revenues, and less than 8% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are domestic.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit for the three and six months ended September 30, 2021 includes $23 million and $46 million, respectively, and for the three and six months ended September 30, 2020 includes $52 million and $104 million, respectively, of credits related to the last-in, first-out (“LIFO”) method of accounting for inventories. The three and six months ended September 30, 2021 includes $34 million and $46 million, respectively, of cash receipts for the Company’s share of antitrust legal settlements. The three and six months ended September 30, 2020 also includes a charge of $50 million recorded in connection with the Company’s estimated liability under the State of New York’s Opioid Stewardship Act, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.”
(4)The Company’s Medical-Surgical Solutions segment’s operating profit for the six months ended September 30, 2021 includes inventory charges totaling $164 million on certain personal protective equipment and other related products.
(5)The Company’s International segment’s operating loss for the three and six months ended September 30, 2021 includes charges of $342 million to remeasure assets and liabilities of the E.U. disposal group to the lower of carrying value or fair value less costs to sell and to impair certain assets, including internal-use software that will not be utilized in the future, as discussed in more detail in Financial Note 2, “Held for Sale.” The three and six months ended September 30, 2021 includes a gain of $59 million related to the sale of the Company’s Canadian health benefit claims management and plan administrative services business. Operating loss for the three and six months ended September 30, 2020 includes restructuring, impairment, and related charges of $35 million and $58 million, respectively, primarily associated with the closure of retail pharmacy stores within the U.K. business, as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges,” and a goodwill impairment charge of $69 million related to one of the Company’s reporting units in Europe, as discussed in more detail in Financial Note 7, “Goodwill and Intangible Assets, Net.”

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(6)Corporate expenses, net for the three and six months ended September 30, 2021 includes charges of $149 million primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale.” Corporate expenses, net for the three and six months ended September 30, 2021 includes charges of $112 million and $186 million, respectively, related to the Company’s estimated liability for opioid-related claims, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.” The three and six months ended September 30, 2021 includes $36 million and $71 million, respectively, and the three and six months ended September 30, 2020 includes $41 million and $84 million, respectively, of opioid-related costs, primarily litigation expenses. Corporate expenses, net for the six months ended September 30, 2020 includes a net gain of $131 million recorded in connection with insurance proceeds received during the first quarter of 2021 from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program. Corporate expenses, net, for the three and six months ended September 30, 2021 includes $97 million and $104 million, respectively, and for the three and six months ended September 30, 2020 includes $49 million and $59 million, respectively, of net gains associated with certain of the Company’s equity investments.
(7)Loss on debt extinguishment for the three and six months ended September 30, 2021 consists of a charge of $191 million on debt extinguishment related to the Company’s July 2021 tender offer to redeem a portion of its existing debt, as discussed in more detail in Financial Note 8, “Debt and Financing Activities.”

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 previously filed with the United States (“U.S.”) Securities and Exchange Commission on May 12, 2021 (“2021 Annual Report”).
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
We report our results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
The following summarizes our four reportable segments. Refer to Financial Note 14, “Segments of Business,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our reportable segments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•U.S. Pharmaceutical distributes branded, generic, specialty, biosimilar, and over-the-counter pharmaceutical drugs and other healthcare-related products. This segment also provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing, technological, and other services.
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
•Medical-Surgical Solutions provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the U.S.
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. In the second quarter of 2022, we entered into an agreement to sell certain of our businesses in the European Union, primarily located in France, Italy, Ireland, Portugal, Belgium, and Slovenia. The sale also includes our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”). Additionally, on November 1, 2021, we announced an agreement to sell our retail and distribution businesses in the United Kingdom (“U.K.”).
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and six months ended September 30, 2021.
•Coronavirus disease 2019 (“COVID-19”) continues to impact our year over year results. As previously disclosed in our 2021 Annual Report, pharmaceutical distribution volumes decreased across the enterprise during the first quarter of 2021 as a result of the weakened and uncertain global economic environment and COVID-19 restrictions following the onset of the pandemic. We remain in a dynamic environment and volume trends continue to be non-linear. However, the recovery from the pandemic is favorably reflected in our results when comparing 2022 versus 2021. We also had favorable contributions from our COVID-19 vaccine and related ancillary supply kit distribution programs during the first half of 2022 and a year over year increase in sales of COVID-19 tests;
•In response to the global pandemic, McKesson plans to donate certain personal protective equipment (“PPE”) to charitable organizations to assist with COVID-19 recovery efforts. During the six months ended September 30, 2021, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. The majority of these charges are driven by the intent of management not to sell certain excess PPE inventory and instead direct it to charitable organizations. Refer to the “Trends and Uncertainties” section included below for further information on COVID-19 and related impacts;
•Revenues of $66.6 billion for the three months ended September 30, 2021 increased 9% from the prior year, and revenues of $129.3 billion for the six months ended September 30, 2021 increased 11% from the prior year. The increase in revenues is primarily driven by market growth in our U.S. Pharmaceutical segment;
•Gross profit increased 12% for both the three and six months ended September 30, 2021 compared to the prior year primarily driven by improvements in primary care patient visits, higher sales of COVID-19 tests, and the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment as well as the contribution from our COVID-19 vaccination distribution program and growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment. Gross profit for the six months ended September 30, 2021 also included favorable effects of foreign currency exchange fluctuations in our International segment;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•On July 5, 2021, we entered into an agreement to sell our E.U. disposal group to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.4 billion), subject to certain adjustments under the agreement. Beginning in the second quarter of 2022, the E.U. disposal group was reflected in our condensed consolidated financial statements as held for sale, at which point we discontinued recording depreciation and amortization expense on related assets. As a result of the transaction, we recorded charges totaling $491 million during the second quarter of 2022 in total operating expenses to remeasure assets and liabilities held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. The remeasurement adjustment includes a $226 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group. The transaction is anticipated to close within the next twelve months, pursuant to customary closing conditions, including receipt of required regulatory approvals. Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information;
•Total operating expenses for the three and six months ended September 30, 2021 includes charges of $112 million and $186 million, respectively, related to our estimated liability for opioid-related claims as further described in the “Trends and Uncertainties” section included below;
•Total operating expenses for the three and six months ended September 30, 2021 includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business;
•Other income, net for the three and six months ended September 30, 2021 includes net gains of $97 million and $104 million, respectively, related to our equity investments;
•On July 23, 2021, we completed a cash tender offer and paid an aggregate consideration of $1.1 billion to redeem certain notes with a principal amount of $922 million. As a result of the redemption, we incurred a loss on debt extinguishment in the second quarter of 2022 of $191 million, consisting of the premiums paid and a portion of the write-off of unamortized debt issuance costs in an amount proportional to the principal amount of debt retired. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation for the three and six months ended September 30, 2021 of $1.71 and $4.82, respectively, reflects the aforementioned items, net of any respective tax impacts, discrete tax items recognized, and a lower share count compared to the prior year due to the cumulative effect of share repurchases;
•We paid $1.0 billion to purchase 34.5 million shares of McKesson Europe AG (“McKesson Europe”) during the six months ended September 30, 2021 through exercises of a put right by the noncontrolling shareholders pursuant to the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”);
•On July 17, 2021, we redeemed our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021. The notes were redeemed using cash on hand. On August 12, 2021, we also completed a public offering of 1.30% notes due August 15, 2026 with a principal amount of $500 million for proceeds received, net of discounts and offering expenses, of $495 million. The Company utilized the net proceeds from this note for general corporate purposes;
•We returned $1.4 billion of cash to shareholders during the six months ended September 30, 2021 through $1.3 billion of share repurchases under an accelerated share repurchase (“ASR”) program entered into in May 2021, and $134 million of dividend payments. On July 23, 2021, we raised our quarterly dividend from $0.42 to $0.47 per common share; and
•On November 1, 2021, we announced an agreement to sell our retail and distribution businesses in the U.K. (“U.K. disposal group”) to Aurelius Elephant Limited for purchase consideration of £325 million (or, approximately $438 million). Beginning in the third quarter of 2022, the U.K. disposal group will be reflected in our condensed consolidated financial statements as held for sale and will be remeasured to the lower of its carrying amount or fair value less costs to sell, which we estimate will result in a charge between $700 million and $900 million, primarily related to the inclusion of the accumulated other comprehensive income balances into the carrying amount of the U.K. disposal group. Actual charges could differ based on operating results, changes in foreign exchange rates, and other factors prior to closing of the transaction. The transaction is anticipated to close during the fourth quarter of 2022, pursuant to customary closing conditions, including receipt of regulatory approvals.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends and Uncertainties:
COVID-19
The novel strain of coronavirus, which causes the infectious disease known as COVID-19, continues to evolve since it was declared a global pandemic on March 11, 2020 by the World Health Organization. We continue to evaluate the nature and extent of the ongoing impacts COVID-19 has on our business, operations, and financial results. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2021 Annual Report for a full disclosure of trends and uncertainties due to COVID-19 since the onset of the pandemic. The disclosures below include significant updates that occurred during the first half of 2022. The full extent to which COVID-19 will impact us depends on many factors and future developments, which are described at the end of this COVID-19 section.
Our Response to COVID-19 in the Workplace
We are committed in continuing to supply our customers and protect the safety of our employees. The various responses we put in place initially at the onset of the pandemic to mitigate the impact of COVID-19 on our business operations include telecommuting and work-from-home policies, restricted travel, employee support programs, and enhanced safety measures. During the first quarter of 2022, we approved changes to our real estate strategy to increase efficiencies and support flexibility for our employees, including a transition to a partial remote work model for certain employees on a go-forward basis as further discussed in this Financial Review and in Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In July 2021, we also lifted certain travel restrictions across the enterprise. We continue to enforce the safety measures in the workplace as recommended by the Centers for Disease Control and Prevention (“CDC”). During the second quarter of 2022, we implemented new COVID-19 vaccination protocols designed to be consistent with customer requirements for our U.S. and Canada employees and to protect the safety of our employees, customers, patients, and communities while also safeguarding the healthcare supply chain. In Europe, we are following applicable government guidelines in local countries. We will continue to monitor all of these changing requirements. We have not observed a material increase in employee turnover as a result of our policies related to the COVID-19 vaccination mandates; however, we are unable to predict whether such policies or mandates will have a material impact on our workforce in the future.
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
We continue to support the U.S. government as a centralized distributor of COVID-19 vaccines and ancillary supplies needed to administer vaccines through a contract with the CDC. We have been distributing COVID-19 vaccines that are refrigerated or frozen since December 2020, when the Emergency Use Authorization was issued by the U.S. Food and Drug Administration for the Moderna COVID-19 vaccine manufactured by ModernaTX, Inc. In the first quarter of 2022, McKesson began supporting the U.S. government’s commitment to donate COVID-19 vaccines worldwide. For this initiative, we are responsible for picking and packing the COVID-19 vaccines into temperature-controlled coolers and preparing them for pickup by an international partner. We do not manage the actual shipments of the vaccines to other countries. The results of operations related to our vaccine distribution are reflected in our U.S. Pharmaceutical segment. We also continue to manage the assembly, storage, and distribution of ancillary supply kits needed to administer COVID-19 vaccines, including sourcing some of those supplies, through agreements with both the Department of Health and Human Services (“HHS”) and Pfizer, Inc. The results of operations for the kitting and distribution of ancillary supplies are reflected in our Medical-Surgical Solutions segment. The future financial impact of the arrangements with the CDC and HHS depend on numerous uncertainties, which are described at the end of this COVID-19 section.
McKesson Canada and McKesson Europe are also playing a role in helping support governments and public health entities in not only distributing COVID-19 vaccines, but administering them in pharmacies as well. McKesson Europe is also distributing COVID-19 tests and certain PPE.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends in our Business
At the onset of the COVID-19 pandemic late in our fourth quarter of 2020, we experienced higher pharmaceutical distribution volumes and increased retail pharmacy foot traffic as our customers increased supplies on hand in March. Subsequently, during the first half of 2021, pharmaceutical distribution volumes decreased as a result of the weakened and uncertain global economic environment and COVID-19 restrictions, including government shutdowns and shelter-in-place orders. We also experienced decreased demand for primary care medical-surgical supplies due to deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic and closures of doctors’ offices, which was partially offset by demand for PPE and COVID-19 tests. Additionally, the decreased traffic in doctors’ offices and general shelter-in-place guidance by governmental authorities negatively impacted retail pharmacy foot traffic in both Europe and Canada. This drove favorability in our results when comparing the first half of 2022 versus 2021, particularly during the first quarter.
We have experienced significant improvements in prescription volumes and primary care patient visits during our first half of 2022 compared to the same prior year period; however, the recovery of COVID-19 continues to be non-linear and tracked with patient mobility. During the first half of 2022, the COVID-19 vaccine and related ancillary kit distribution in the U.S. favorably impacted our results. During the first half of 2022, sales for PPE remained relatively flat year over year and we saw higher sales for COVID-19 tests primarily due to limited product availability in the first quarter of 2021 and increased demand during the second quarter of 2022 corresponding with the spike in positive COVID-19 cases as a result of the Delta variant.
Impact to our Supply Chain
We also continue to monitor and address the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers, industry partners, and government agencies to meet the needs of our customers during the pandemic. Overall, during 2022 we have experienced an increase in supply chain costs primarily related to transportation and labor; however, this did not materially impact our results of operations for the three or six months ended September 30, 2021. Additionally, in our Medical-Surgical Solutions segment, we have experienced certain supply chain disruptions for COVID-19 tests, which poses a potential risk for supply availability to meet the future demand. As potential shortages or disruptions of any products are identified we are acting to address supply continuity, which includes securing additional products when available, sourcing back-up products when needed, and following allocation procedures to maintain and protect supply as much as possible. We are also initiating business continuity action planning to maintain and protect operations across all locations and facilities.
Impact to our Results of Operations, Financial Condition, and Liquidity
For the three months ended September 30, 2021, COVID-19 tests and the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $545 million, or 17%, to segment revenues, and contributed approximately $93 million, or 31% to segment operating profit. For the six months ended September 30, 2021, these contributions were approximately $868 million, or 15%, to segment revenues, and including total inventory charges as further described below, increased our segment operating profit by approximately 1%.
The distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment contributed less than 10% to segment operating profit for both the three and six months ended September 30, 2021. The financial impact from our COVID-19 response efforts in the International segment during the three and six months ended September 30, 2021 was not material to our consolidated results, but contributed to year over year favorability in segment operating results. During the six months ended September 30, 2020, particularly during the first quarter, we had lower pharmaceutical volumes, specialty drug volumes, and patient care visits that negatively impacted our consolidated revenues and income from continuing operations before income taxes. The recovery of prescription volume trends and patient care visits, which are also described in more detail above in the Trends in our Business section, had a favorable impact year over year across our businesses when comparing 2022 versus 2021.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Additionally, certain PPE items held for resale were valued in our inventory at costs that were inflated by earlier COVID-19 pandemic demand levels. That inventory valuation, if not supported by market resale prices, may be written down to net realizable value. We may also write-off inventory due to decreased customer demand and excess inventory. During the six months ended September 30, 2021, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. Of this amount, we recorded $147 million in cost of sales driven by the intent of management not to sell certain excess PPE inventory, which required an inventory write-down to zero, and instead direct it to charitable organizations. We recorded $8 million in total operating expenses for excess inventory which has already been committed for donation during our first half of 2022. In addition, $9 million of inventory charges were recorded in cost of sales for PPE and other related products that management intends to sell. Although market price volatility and changes to anticipated customer demand may require additional write-downs in future periods of other PPE and related product categories, we are taking measures to mitigate such risk.
Overall, these COVID-19 related items had a net favorable impact on consolidated income from continuing operations before income taxes for the three and six months ended September 30, 2021 compared to the same prior year periods. Impacts to future periods due to COVID-19 may differ based on future developments, which is described at the end of this COVID-19 section.
During the six months ended September 30, 2021, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic. We continue to monitor the COVID-19 situation closely and engage with manufacturers, industry partners, and government agencies to anticipate shortages and respond to demand for certain medications and therapies. We are monitoring our customers closely for changes to their timing of payments or ability to pay amounts owed to us as a result of COVID-19 pandemic impacts to their businesses. We remain well-capitalized with access to liquidity from our revolving credit facility. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open and accessible to us during the COVID-19 pandemic. At September 30, 2021, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
Risks and Forward-Looking Information
The COVID-19 pandemic has disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments, and assumptions used in our forecasts. We still face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our future business operations, financial condition, results of operations, and liquidity. The full extent to which COVID-19 will impact us depends on many factors and future developments, including: the duration and spread of the COVID-19 pandemic; potential seasonality of viral outbreaks; potential new variants of the original virus; the amount of COVID-19 vaccines authorized, manufactured, distributed, and administered; the amount of ancillary supply kits assembled and distributed; the effectiveness of COVID-19 vaccines and governmental measures in controlling the spread of the virus; and the effectiveness of treatments of infected individuals. Due to several rapidly changing variables related to the COVID-19 pandemic, estimations of future economic trends and the timing of when COVID-19 may no longer significantly impact our ability to forecast future financial performance remains challenging. Additionally, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Key assumptions and estimates about future values in our impairment assessments can be affected by a variety of factors, including the impacts of the global pandemic on industry and economic trends as well as on our business strategy and internal forecasts. Material changes to key assumptions and estimates can decrease the projected cash flows or increase the discount rates and have resulted in impairment charges of certain long-lived assets and could potentially result in future impairment charges. Refer to Item 1A - Risk Factors in Part I of our 2021 Annual Report for a disclosure of risk factors related to COVID-19.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Opioid-Related Litigation and Claims
We are a defendant in a number of legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. Those proceedings include approximately 2,800 federal cases and approximately 350 state court cases throughout the U.S., and cases in Puerto Rico and Canada.
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
On September 4, 2021, we and the two other national distributors announced that 42 of 49 eligible states, all 5 U.S. territories, and Washington, DC, had affirmatively signed on to the proposed agreement. The attorneys general of Alabama, Georgia, Nevada, New Mexico, Oklahoma, Rhode Island, and Washington have not joined the proposed settlement. We further announced that we and the other two distributors had determined that enough states had signed on to the settlement for the proposed agreement to proceed to the next phase. During this phase, which is expected to end on January 2, 2022, each participating state will offer its political subdivisions, including those that have not sued, the opportunity to participate in the settlement. After the conclusion of this period, we will have 30 days to determine whether a sufficient number of states and political subdivisions have joined for the settlement to proceed to implementation.
The proposed agreement only addresses the claims of U.S. state attorneys general and political subdivisions in participating states. The West Virginia subdivisions and Native American tribes are not part of this settlement process. The exact amount that would be due under the proposed agreement depends on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions, and the extent to which political subdivisions in settling states file additional opioid lawsuits against us after the proposed agreement becomes effective. The proposed agreement contemplates that if certain governmental entities do not agree to a settlement under the framework, but the distributors nonetheless conclude that there is sufficient participation to warrant the settlement, there would be a corresponding reduction in the amount due to account for the unresolved claims of the governmental entities that do not participate. Those non-participating governmental entities would be entitled to pursue their claims.
We believe that a broad settlement of opioid claims by governmental entities is probable, and that the loss related thereto can be reasonably estimated. We recorded a charge of $8.1 billion during the year ended March 31, 2021 related to our share of the global settlement as well as claims of West Virginia municipalities and the Native American tribes. In connection with the proposed settlement agreement and other opioid-related settlement accruals described above, we recorded additional charges of $112 million and $186 million during the three and six months ended September 30, 2021, respectively, within “Claims and litigation charges, net” in our Condensed Consolidated Statements of Operations. Our total estimated liability for opioid-related claims was $8.2 billion as of September 30, 2021, of which $1.1 billion was included in “Other accrued liabilities” for the amount estimated to be paid prior to September 30, 2022, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
Consistent with the terms of the proposed agreement, we placed approximately $354 million into escrow on September 30, 2021. This amount excludes the proportionate allocation under the proposed settlement for each non-participating state and would be disbursed when and if the proposed agreement becomes effective. Subsequent annual payments would be due on July 15 of each year. The escrow payment was presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2021. Because of the many uncertainties associated with any potential settlement arrangement or other resolution of opioid-related litigation, including the uncertainty of the scope of participation by plaintiffs in any potential settlement, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. In light of the uncertainty, the amount of any ultimate loss may differ materially from the amount accrued.

Table of Contents	MD&A Index
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
On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision striking down the OSA on procedural grounds. On October 4, 2021, the U.S. Supreme Court declined to hear a petition challenging the Second Circuit’s Decision. Thus, we expect that the OSA will be reinstated for calendar years 2017 and 2018 (but not beyond those years), and, subject to any further legal challenge, we will have to pay our ratable share of the annual surcharge for those two years. During the second quarter of 2021, we reflected an estimated liability of $50 million for the OSA surcharge in our consolidated financial statements on the assumption that the appellate court’s decision will stand. Refer to Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Revenues	$66,576	$60,808	9%		$129,250	$116,487	11%
Gross profit	3,352	3,000	12		6,384	5,700	12
Gross profit margin	5.03%	4.93%	10	bp	4.94%	4.89%	5	bp
Total operating expenses	$(2,813)	$(2,366)	19%		$(5,277)	$(4,388)	20%
Total operating expenses as a percentage of revenues	4.23%	3.89%	34	bp	4.08%	3.77%	31	bp
Other income, net	$139	$71	96%		$182	$98	86%
Loss on debt extinguishment	(191)	—	—		(191)	—	—
Interest expense	(45)	(50)	(10)		(94)	(110)	(15)
Income from continuing operations before income taxes	442	655	(33)		1,004	1,300	(23)
Income tax expense	(132)	(28)	371		(158)	(178)	(11)
Income from continuing operations	310	627	(51)		846	1,122	(25)
Loss from discontinued operations, net of tax	—	—	—		(3)	(1)	200
Net income	310	627	(51)		843	1,121	(25)
Net income attributable to noncontrolling interests	(43)	(50)	(14)		(90)	(100)	(10)
Net income attributable to McKesson Corporation	$267	$577	(54)%		$753	$1,021	(26)%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$1.71	$3.54	(52)%		$4.82	$6.26	(23)%
Discontinued operations	—	—	—		(0.02)	—	—
Total	$1.71	$3.54	(52)%		$4.80	$6.26	(23)%

Weighted-average diluted common shares outstanding	155.8	163.2	(5)%		156.9	163.2	(4)%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
Revenues
Revenues increased for the three and six months ended September 30, 2021 compared to the same prior year periods primarily due to market growth in our U.S. Pharmaceutical segment, partially offset by the contribution of our German pharmaceutical wholesale business to a joint venture with Walgreens Boots Alliance (“WBA”) on November 1, 2020. For the six months ended September 30, 2021, revenues were also favorable year over year due to the recovery of pharmaceutical distribution volumes from the prior year impact of COVID-19 across our businesses. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Gross Profit
Gross profit increased for the three and six months ended September 30, 2021 largely due to the pandemic, including the favorable contributions from our COVID-19 vaccine and related ancillary supply kit distribution programs, the recovery of the prior year impacts from COVID-19, such as disruptions of doctors’ office operations, deferred or cancelled elective procedures, lower demand for pharmaceuticals, and overall reduction of foot traffic in pharmacies, as well as higher sales of COVID-19 tests. Gross profit was also favorably impacted by growth in specialty pharmaceuticals within our U.S. Pharmaceutical segment as well as by foreign currency exchange fluctuations for the three and six months ended September 30, 2021, and unfavorably impacted by the contribution of our German pharmaceutical wholesale business to a joint venture with WBA on November 1, 2020. For the six months ended September 30, 2021, gross profit was unfavorably impacted by inventory charges on certain PPE and other related products.
In our U.S. Pharmaceutical segment, gross profit for the three and six months ended September 30, 2021 also included net cash proceeds received of $34 million and $46 million, respectively, representing our share of antitrust legal settlements. There were no similar cash proceeds received for the same prior year periods. Last-in, first-out (“LIFO”) inventory credits were $23 million and $52 million for the three months ended September 30, 2021 and 2020, respectively, and $46 million and $104 million for the six months ended September 30, 2021 and 2020, respectively. LIFO credits are lower in the second quarter and first half of 2022 compared to the same prior year periods primarily due to a decrease in the volume of branded off-patent to generic drug launches and higher brand inflation. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and six months ended September 30, 2021 and 2020 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): SDG&A consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, and other general charges.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2021	2020	Change		2021	2020	Change
Selling, distribution, general, and administrative expenses	$2,669	$2,237	19%		$4,901	$4,334	13%
Claims and litigation charges, net	112	—	—		186	(131)	(242)
Goodwill impairment charges	—	69	(100)		—	69	(100)
Restructuring, impairment, and related charges	32	60	(47)		190	116	64
Total operating expenses	$2,813	$2,366	19%		$5,277	$4,388	20%
Percent of revenues	4.23%	3.89%	34	bp	4.08%	3.77%	31	bp
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three and six months ended September 30, 2021, total operating expenses and total operating expenses as a percentage of revenues increased compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and six months ended September 30, 2021 includes charges of $491 million to remeasure assets and liabilities of our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. The remeasurement adjustment includes a $226 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group. Of the total charges recorded during the period, $342 million are included within our International segment and $149 million are included within Corporate expenses, net;
•SDG&A for the three and six months ended September 30, 2021 includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business;
•SDG&A for the three months ended September 30, 2021 and 2020 includes opioid-related costs of $36 million and $41 million, respectively, and $71 million and $84 million for the six months ended September 30, 2021, respectively, primarily related to litigation expenses;
•SDG&A for the three and six months ended September 30, 2020 includes a charge of $50 million related to our estimated liability under the OSA as previously discussed in the “Trends and Uncertainties” section;
•SDG&A for the three and six months ended September 30, 2021 when compared to the same prior year periods also includes increased employee-related and transportation costs across our businesses, partially offset by lower operating expenses due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA;
•Claims and litigation charges, net for the three months ended September 30, 2021 and 2020 includes charges of $112 million and $186 million, respectively, related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section;
•Claims and litigation charges, net for the six months ended September 30, 2020 includes a net gain of $131 million reflecting insurance proceeds received, net of attorneys' fees and expenses awarded to plaintiffs' counsel, in connection with the previously reported $175 million settlement of the shareholder derivative action related to our controlled substances monitoring program;
•Goodwill impairment charges of $69 million for the three and six months ended September 30, 2020 were recorded in connection with our segment realignment that commenced in the second quarter of 2021. Refer to the “Goodwill Impairment” section below for further details;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•Restructuring, impairment, and related charges for the three months ended September 30, 2021 primarily includes charges related to Corporate expenses, net, as well as our U.S. Pharmaceutical segment, and for the six months ended September 30, 2021 primarily includes charges related to Corporate expenses, net, as well as our International segment. The three and six months ended September 30, 2020 primarily includes charges related to our International segment and Corporate expenses, net. In addition, certain charges related to restructuring initiatives are included under the caption “Cost of sales” in our Condensed Consolidated Statements of Operations and were not material for the three and six months ended September 30, 2020. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” and “Segment Operating Profit and Corporate Expenses, Net” sections below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information; and
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations for the three and six months ended September 30, 2021.
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis as of October 1, and at an interim date, if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2021 did not indicate any impairment of goodwill. Additionally, no goodwill impairment charges were recorded during the three and six months ended September 30, 2021. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment and our RxCrossroads reporting unit within our RxTS segment, where the risk of a material goodwill impairment is higher than other reporting units.
Our operating structure was realigned commencing in the second quarter of 2021 which prompted changes in multiple reporting units across the Company. As a result, we were required to perform a goodwill impairment test for these reporting units and recorded a goodwill impairment charge of $69 million for the three and six months ended September 30, 2020 in our Europe Retail Pharmacy reporting unit, which is included within the International reportable segment.
Restructuring Initiatives and Long-Lived Asset Impairments
During the first quarter of 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily includes the rationalization of our office space in North America. Where we determine to cease using office space, we plan to exit the portion of the facility no longer used. We also may retain and repurpose certain other office locations. We expect to incur total charges of approximately $180 million to $280 million for this initiative, of which $110 million of charges were recorded to date. This initiative is anticipated to be complete in 2022 and estimated remaining charges consist primarily of lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization.
During the first quarter of 2021, we committed to an initiative within the U.K., which is included in our International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. We expect to incur total charges of approximately $85 million to $90 million for this initiative, of which $64 million of charges were recorded to date. The initiative is anticipated to be substantially complete in 2022 and estimated remaining charges consist primarily of accelerated amortization of long-lived assets, facility and other exit costs, and employee-related costs.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on our restructuring initiatives and long-lived asset impairments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other Income, Net
The increase in other income, net for the three and six months ended September 30, 2021 compared to the same prior year periods was primarily due to higher net gains from our equity investments, of which $97 million and $49 million were recognized during the three months ended September 30, 2021 and 2020, respectively, and $104 million and $59 million were recognized during the six months ended September 30, 2021 and 2020, respectively. Refer to Financial Note 11, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. In future periods, fair value adjustments recognized in our operating results for these types of investments may be adversely impacted by market volatility.
Loss on Debt Extinguishment
The loss on debt extinguishment recorded for the three and six months ended September 30, 2021 of $191 million includes premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred of $9 million, and was driven by our July 2021 tender offer to redeem a portion of our existing debt. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Interest Expense
Interest expense decreased for the three and six months ended September 30, 2021 compared to the same prior year periods primarily due to the repayment of $1.0 billion of long-term debt in the third quarter of 2021. Interest expense may also fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
During the three months ended September 30, 2021 and 2020, we recorded income tax expense of $132 million and $28 million, respectively. During the six months ended September 30, 2021 and 2020, we recorded income tax expense of $158 million and $178 million, respectively. Our reported income tax rates were 29.9% and 4.3% for the three months ended September 30, 2021 and 2020, respectively, and 15.7% and 13.7% for the six months ended September 30, 2021 and 2020, respectively. Fluctuations in our reported income tax rates are primarily due to non-cash charges related to remeasuring the value of our E.U. disposal group held for sale, changes in our business mix of income between various taxing jurisdictions, and discrete items recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended September 30, 2021 and 2020 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ deficit in our condensed consolidated balance sheets. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on changes to our redeemable and noncontrolling interests that occurred during the first quarter of 2022.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $267 million and $577 million for the three months ended September 30, 2021 and 2020, respectively, and $753 million and $1.0 billion for the six months ended September 30, 2021 and 2020, respectively. Diluted earnings per common share attributable to McKesson Corporation was $1.71 and $3.54 for the three months ended September 30, 2021 and 2020, respectively, and $4.80 and $6.26 for the six months ended September 30, 2021 and 2020, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 155.8 million and 163.2 million for the three months ended September 30, 2021 and 2020, respectively, and 156.9 million and 163.2 million for the six months ended September 30, 2021 and 2020, respectively. Weighted-average diluted shares outstanding for the three and six months ended September 30, 2021 decreased from the same prior year periods primarily due to the cumulative effect of shares repurchases.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Segment revenues
U.S. Pharmaceutical	$53,411	$48,067	11%	$103,430	$92,737	12%
Prescription Technology Solutions	932	668	40	1,813	1,324	37
Medical-Surgical Solutions	3,124	2,533	23	5,652	4,334	30
International	9,109	9,540	(5)	18,355	18,092	1
Total revenues	$66,576	$60,808	9%	$129,250	$116,487	11%
The changes in revenues for each of our segments for the three and six months ended September 30, 2021 compared to the same prior year periods consisted of the following:

	Increase (decrease)
(Dollars in billions)	Three Months Ended	Six Months Ended
Sales to pharmacies and institutional healthcare providers	$4.7	$9.3
Sales to specialty practices and other (1)	0.6	1.4
Total change in U.S. Pharmaceutical revenues	$5.3	$10.7

Total change in Prescription Technology Solutions revenues	$0.3	$0.5

Sales to primary care customers	$0.5	$1.1
Sales to extended care customers	—	—
Other (2)	0.1	0.2
Total change in Medical-Surgical Solutions revenues	$0.6	$1.3

Sales in Europe, excluding FX impact	$(1.1)	$(1.8)
Sales in Canada, excluding FX impact	0.4	0.8
Impact from FX	0.3	1.3
Total change in International revenues	$(0.4)	$0.3

Total change in revenues	$5.8	$12.8
FX - foreign currency exchange fluctuations. We calculate the impact from FX by converting current year period results of our operations in foreign countries, which are recorded in local currencies, into U.S. dollars by applying the average foreign currency exchange rates of the comparable prior year period.
(1)Includes the results for the distribution of COVID-19 vaccines.
(2)Includes the results for the kitting and distribution of ancillary supply kits needed to administer COVID-19 vaccines.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended September 30, 2021 vs. 2020
U.S. Pharmaceutical revenues for the three months ended September 30, 2021 increased 11% compared to the same prior year period primarily due to market growth, including higher volumes from existing customers, growth in specialty pharmaceuticals, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions. Market growth was partially offset by unfavorability from one less sales day this quarter compared to the same prior year period.
Six Months Ended September 30, 2021 vs. 2020
U.S. Pharmaceutical revenues for the six months ended September 30, 2021 increased 12% compared to the same prior year period primarily due to market growth, including higher volumes from retail national account customers, growth in specialty pharmaceuticals, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions. Market growth was partially offset by unfavorability from one less sales day this year compared to the same prior year period. Revenues for this segment were also favorable year over year due to the recovery of prescription volumes from the prior year impact of COVID-19, including increased customer demand for pharmaceuticals in retail pharmacies and institutional healthcare providers.
Prescription Technology Solutions
Three Months Ended September 30, 2021 vs. 2020
RxTS revenues for the three months ended September 30, 2021 increased 40% compared to the same prior year period primarily due to increased volume with new and existing customers.
Six Months Ended September 30, 2021 vs. 2020
RxTS revenues for the six months ended September 30, 2021 increased 37% compared to the same prior year period primarily due to increased volume with new and existing customers and the recovery of prescription volumes from the prior year impact of COVID-19.
Medical-Surgical Solutions
Three Months Ended September 30, 2021 vs. 2020
Medical-Surgical Solutions revenues for the three months ended September 30, 2021 increased 23% compared to the same prior year period largely in our primary care business due to higher sales of COVID-19 tests and improvements in patient care visits. Revenues for this segment were also favorably impacted by the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
Six Months Ended September 30, 2021 vs. 2020
Medical-Surgical Solutions revenues for the six months ended September 30, 2021 increased 30% compared to the same prior year period largely in our primary care business due to improvements in patient care visits and higher sales of COVID-19 tests in the first half of 2022. Revenues for this segment were also favorably impacted by the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
International
Three Months Ended September 30, 2021 vs. 2020
International revenues for the three months ended September 30, 2021 decreased 5% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 8% largely due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA. This was partially offset by sales to new customers in our Canadian business as well as favorability year over year due to the recovery of volumes from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2021 vs. 2020
International revenues for the six months ended September 30, 2021 increased 1% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 6% largely due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA. This was partially offset by favorability year over year due to the recovery of volumes from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment as well as sales to new customers in our Canadian business.
Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2021	2020	Change		2021	2020	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$760	$623	22%		$1,442	$1,236	17%
Prescription Technology Solutions	128	88	45		232	156	49
Medical-Surgical Solutions (3)	296	187	58		371	276	34
International (4)	(146)	(45)	224		(93)	(42)	121
Subtotal	1,038	853	22		1,952	1,626	20
Corporate expenses, net (5)	(360)	(148)	143		(663)	(216)	207
Loss on debt extinguishment	(191)	—	—		(191)	—	—
Interest expense	(45)	(50)	(10)		(94)	(110)	(15)
Income from continuing operations before income taxes	$442	$655	(33)		$1,004	$1,300	(23)

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.42%	1.30%	12	bp	1.39%	1.33%	6	bp
Prescription Technology Solutions	13.73	13.17	56		12.80	11.78	102
Medical-Surgical Solutions	9.48	7.38	210		6.56	6.37	19
International	(1.60)	(0.47)	(113)		(0.51)	(0.23)	(28)
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes a charge of $50 million for the three and six months ended September 30, 2020 related to our estimated liability under the OSA.
(3)Operating profit for our Medical-Surgical Solutions segment for the six months ended September 30, 2021 includes inventory charges totaling $164 million on certain PPE and other related products primarily driven by the intent of management not to sell certain excess PPE inventory and instead direct it to charitable organizations.
(4)Operating loss for our International segment for the three and six months ended September 30, 2021 includes charges of $342 million to remeasure assets and liabilities of our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. Operating loss for the three and six months ended September 30, 2021 also includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business. Operating loss for the three and six months ended September 30, 2020 includes a goodwill impairment charge of $69 million related to our European retail business.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
(5)Corporate expenses, net for the three and six months ended September 30, 2021 includes charges of $149 million related to the effect of accumulated other comprehensive loss components from our E.U. disposal group. Corporate expenses, net includes net gains from our equity investments of $97 million and $49 million for the three months ended September 30, 2021 and 2020, respectively, and $104 million and $59 million for the six months ended September 30, 2021 and 2020, respectively. Corporate expenses, net also includes charges of $112 million and $186 million for the three and six months ended September 30, 2021, respectively, related to our estimated liability for opioid-related claims and a net gain of $131 million for the six months ended September 30, 2020 recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program.
U.S. Pharmaceutical
Three Months Ended September 30, 2021 vs. 2020
Operating profit increased for this segment for the three months ended September 30, 2021 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, the contribution from our COVID-19 vaccine distribution program, favorability from a $50 million charge recorded during the second quarter of 2021 related to our estimated liability under the OSA, and net cash proceeds received of $34 million representing our share of antitrust legal settlements. This was partially offset by a decrease in LIFO credits of $29 million and an increase in operating expenses.
Six Months Ended September 30, 2021 vs. 2020
Operating profit increased for this segment for the six months ended September 30, 2021 compared to the same prior year period primarily due to the contribution from our COVID-19 vaccine distribution program, growth in specialty pharmaceuticals, favorability from the prior year OSA charge described above, net cash proceeds received of $46 million representing our share of antitrust legal settlements, and the recovery of prescription volumes from the prior year impact of COVID-19. This was partially offset by a decrease in LIFO credits of $58 million and an increase in operating expenses.
Prescription Technology Solutions
Three Months Ended September 30, 2021 vs. 2020
Operating profit for this segment increased for the three months ended September 30, 2021 compared to the same prior year period primarily due to increased volumes with new and existing customers.
Six Months Ended September 30, 2021 vs. 2020
Operating profit for this segment increased for the six months ended September 30, 2021 compared to the same prior year period primarily due to increased volumes with new and existing customers and the recovery of prescription volumes from the prior year impact of COVID-19.
Medical-Surgical Solutions
Three Months Ended September 30, 2021 vs. 2020
Operating profit for this segment increased for the three months ended September 30, 2021 compared to the same prior year period primarily due to favorability in our primary care business from improvements in patient care visits and higher sales of COVID-19 tests in the second quarter of 2022, as well as the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines. This was partially offset by an increase in employee-related expenses to support business growth.
Six Months Ended September 30, 2021 vs. 2020
Operating profit for this segment increased for the six months ended September 30, 2021 compared to the same prior year period primarily due to favorability in our primary care business from improvements in patient care visits, as well as the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and higher sales of COVID-19 tests in the first half of 2022. This was partially offset by inventory charges on certain PPE and other related products and an increase in employee-related expenses to support business growth.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
International
Three Months Ended September 30, 2021 vs. 2020
Operating loss for this segment increased for the three months ended September 30, 2021 compared to the same prior year period largely due to charges of $342 million to remeasure assets and liabilities of our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future, partially offset by savings from ceased depreciation and amortization expense beginning in July 2021. This was also partially offset by favorability from a $69 million goodwill impairment charge recorded during the second quarter of 2021 related to our European retail business, a gain recognized of $59 million during the second quarter of 2022 related to the sale of our Canadian health benefit claims management and plan administrative services business, and lower restructuring charges from our initiative in the U.K. This segment also experienced favorability year over year due to the volume recovery from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment and to a lesser extent, the distribution of COVID-19 vaccines, COVID-19 tests, and PPE.
Six Months Ended September 30, 2021 vs. 2020
Operating loss for this segment increased for the six months ended September 30, 2021 compared to the same prior year period largely due to fair value remeasurement charges related to our E.U. disposal group, partially offset by a prior year goodwill impairment charge related to our European retail business and a gain recognized in the current quarter related to a certain Canadian business, all of which is described above. This segment also experienced favorability year over year due to the volume recovery from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment and to a lesser extent, the distribution of COVID-19 vaccines, COVID-19 tests, and PPE.
Corporate Expenses, Net
Corporate expenses, net increased for the three and six months ended September 30, 2021 compared to the same prior year period primarily due to charges recorded during the second quarter of 2022 of $149 million related to the effect of accumulated other comprehensive loss components from our E.U. disposal group and charges of $112 million and $186 million recorded for the three and six months ended September 30, 2021, respectively, related to our estimated liability for opioid-related claims. This was partially offset by higher net gains recognized from our equity investments.
Corporate expenses, net for the six months ended September 30, 2021 also increased compared to the same prior year period from a net gain of $131 million recognized during the first quarter of 2021 in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program and higher restructuring charges for the transition to a partial remote work model for certain employees.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain well-capitalized with access to liquidity from our $4.0 billion revolving credit facility. At September 30, 2021, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Six Months Ended September 30,
(Dollars in millions)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$170	$(41)	$211
Investing activities	(157)	(278)	121
Financing activities	(3,894)	(401)	(3,493)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(63)	81
Net change in cash, cash equivalents, and restricted cash	$(3,863)	$(783)	$(3,080)
Operating Activities
Operating activities provided cash of $170 million during the six months ended September 30, 2021 and used cash of $41 million during the six months ended September 30, 2020. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms. Operating activities for the six months ended September 30, 2021 were affected by increases in drafts and accounts payable of $1.4 billion, receivables of $2.3 billion, and inventory of $1.2 billion, all primarily due to timing and higher revenues. Operating activities for the six months ended September 30, 2020 were affected by increases in inventory of $1.4 billion due to higher stock levels to meet sales demand, decreases in drafts and accounts payable of $1.3 billion primarily from effective working capital management at year end, and decreases in receivables of $981 million primarily due to higher sales recognized at the end of March 2020. Other non-cash items for the six months ended September 30, 2021 includes non-cash inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment.
Investing Activities
Investing activities used cash of $157 million and $278 million during the six months ended September 30, 2021 and 2020, respectively. Investing activities for the six months ended September 30, 2021 and 2020 includes $279 million and $265 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software.
Financing Activities
Financing activities used cash of $3.9 billion and $401 million during the six months ended September 30, 2021 and 2020, respectively. In July 2021, we completed a cash tender offer and paid an aggregate consideration of $1.1 billion to redeem certain notes with a principal amount of $922 million and also redeemed our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021 using cash on hand. This resulted in total repayments of long-term debt during the six months ended September 30, 2021 of $1.8 billion, including $184 million of cash paid for premiums and transaction fees. This was partially offset by the issuance of long-term debt in August 2021 from a public offering of 1.30% notes due August 15, 2026 for proceeds received of $498 million, which was utilized for general corporate purposes. Financing activities for the six months ended September 30, 2021 and 2020 includes $1.3 billion and $248 million of cash paid for share repurchases, respectively, and $134 million and $140 million of cash paid for dividends, respectively. Additionally, financing activities for the six months ended September 30, 2021 and 2020 includes payments of $1.0 billion and $49 million, respectively, to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. The put right option expired on June 15, 2021 as further described below. Financing activities for the six months ended September 30, 2021 includes cash receipts and payments of $3.0 billion for short-term borrowings, primarily commercial paper. Financing activities for the six months ended September 30, 2020 includes cash receipts and payments of $5.3 billion for short-term borrowings, primarily commercial paper. Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests. Other financing activities for the six months ended September 30, 2020 also includes restricted cash inflow related to funds temporarily held on behalf of unaffiliated medical practice groups.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
In May 2021, we entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, we paid $1.0 billion to the financial institution and received an initial delivery of 4.3 million shares in May 2021. The transaction was completed in August 2021, at which point we received additional shares of 0.9 million. The total number of shares repurchased under this ASR program was 5.2 million shares at an average price per share of $193.22.
During the three months ended September 30, 2021, we also repurchased 1.4 million of the Company’s shares for $280 million through open market transactions at an average price per share of $203.20, of which $16 million was accrued within “Other accrued liabilities” on our Condensed Consolidated Balance Sheets for share repurchases that were executed in late September and settled in early October.
The total remaining authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at September 30, 2021.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2021	March 31, 2021
Cash, cash equivalents, and restricted cash	$2,533	$6,396
Working capital	(495)	1,279
Debt to capital ratio (1)	84.5%	83.1%
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
Our cash and cash equivalents balance as of September 30, 2021 and March 31, 2021 included approximately $1.2 billion and $2.3 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.

Table of Contents	MD&A Index
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
Consolidated working capital decreased at September 30, 2021 compared to March 31, 2021 primarily due to a decrease in cash and cash equivalents and an increase in other accrued liabilities, partially offset by an increase in receivables, an increase in net current assets held for sale related to our E.U. disposal group, and a decrease in our current portion of debt from the redemption of our €600 million Euro-denominated notes in July 2021. The increase in other accrued liabilities is primarily due to the reclassification of $1.1 billion from long-term to short-term for the total amount we expect to pay for opioid-related claims within one year as of September 30, 2021, of which $354 million is held in escrow for the initial payment under the proposed settlement agreement for opioid-related claims of governmental entities, excluding the West Virginia subdivisions and Native American Tribes. The escrow payment is presented as restricted cash within “Prepaid expenses and other” on our Condensed Consolidated Balance Sheets. See “Trends and Uncertainties” of this Financial Review and Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further information.
Our debt to capital ratio increased for the six months ended September 30, 2021 primarily due to an increase in McKesson stockholders’ deficit driven by share repurchases, partially offset by net income for the year to date period. Our debt to capital ratio was also impacted by a decrease in total debt from the completion of a cash tender offer to redeem certain notes with a principal amount of $922 million and the redemption of our €600 million Euro-denominated notes both in July 2021, partially offset by the issuance of notes with a principal amount of $500 million in August 2021. We compute our return on equity (deficit) as net income (loss) attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity (deficit), excluding noncontrolling and redeemable noncontrolling interests. Our unfavorable return on equity (deficit) as of September 30, 2021 and March 31, 2021 was primarily driven by net loss for the year ended March 31, 2021, which includes an after-tax non-cash charge of $6.8 billion related to our estimated liability for opioid-related claims, as discussed in “Trends and Uncertainties” of this Financial Review and Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
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
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. At March 31, 2021, the carrying value was $1.3 billion and we owned approximately 78% of McKesson Europe’s outstanding common shares. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). During the six months ended September 30, 2021 and 2020, we paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests. At September 30, 2021, we owned approximately 95% of McKesson Europe’s outstanding common shares. Our noncontrolling interest in McKesson Europe will be included in the sale of our E.U. disposal group.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on redeemable noncontrolling interests.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $8.2 billion for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2021, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.2 million shares at an average price per share of $193.22. The Company received 4.3 million shares as the initial share settlement, and in August 2021 the Company received an additional 0.9 million shares upon the completion of this ASR program.
During the three months ended September 30, 2021, the Company repurchased an additional 1.4 million of the Company’s shares for $280 million through open market transactions at an average price per share of $203.20, of which $16 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September and settled in early October.
The total remaining authorization outstanding for repurchases of the Company’s common stock was $1.5 billion at September 30, 2021.
The following table provides information on the Company’s share repurchases during the three months ended September 30, 2021.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2021 – July 31, 2021	—	$—	—	$1,786
August 1, 2021 – August 31, 2021	1.4	195.98	1.4	1,684
September 1, 2021 – September 30, 2021	0.9	204.67	0.9	1,506
Total	2.3		2.3
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
4.1
Officers’ Certificate, dated as of August 12, 2021, and related Form of 2026 Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	November 1, 2021	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	November 1, 2021	/s/ Kevin W. Emerson
Kevin W. Emerson
Senior Vice President and Controller