Form 10-Q
period 2021-12-31
MCKESSON CORP
filed 2022-02-03
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 149,798,378 shares of the issuer’s common stock were outstanding as of December 31, 2021.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$68,614	$62,599	$197,864	$179,086
Cost of sales	(65,186)	(59,448)	(188,052)	(170,235)
Gross profit	3,428	3,151	9,812	8,851
Selling, distribution, general, and administrative expenses	(3,105)	(2,291)	(8,006)	(6,625)
Claims and litigation charges, net	(7)	(8,067)	(193)	(7,936)
Goodwill impairment charges	—	—	—	(69)
Restructuring, impairment, and related charges	(18)	(155)	(208)	(271)
Total operating expenses	(3,130)	(10,513)	(8,407)	(14,901)
Operating income (loss)	298	(7,362)	1,405	(6,050)
Other income, net	20	54	202	152
Loss on debt extinguishment	—	—	(191)	—
Interest expense	(41)	(55)	(135)	(165)
Income (loss) from continuing operations before income taxes	277	(7,363)	1,281	(6,063)
Income tax benefit (expense)	(238)	1,189	(396)	1,011
Income (loss) from continuing operations	39	(6,174)	885	(5,052)
Loss from discontinued operations, net of tax	—	—	(3)	(1)
Net income (loss)	39	(6,174)	882	(5,053)
Net income attributable to noncontrolling interests	(46)	(52)	(136)	(152)
Net income (loss) attributable to McKesson Corporation	$(7)	$(6,226)	$746	$(5,205)

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$(0.04)	$(39.03)	$4.81	$(32.28)
Discontinued operations	—	—	(0.02)	(0.01)
Total	$(0.04)	$(39.03)	$4.79	$(32.29)
Basic
Continuing operations	$(0.04)	$(39.03)	$4.87	$(32.28)
Discontinued operations	—	—	(0.02)	(0.01)
Total	$(0.04)	$(39.03)	$4.85	$(32.29)

Weighted-average common shares outstanding
Diluted	151.6	159.5	155.8	161.2
Basic	151.6	159.5	154.0	161.2

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$39	$(6,174)	$882	$(5,053)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	16	107	(8)	181
Unrealized gains (losses) on cash flow hedges	(6)	(12)	2	(36)
Changes in retirement-related benefit plans	(2)	24	2	16
Other comprehensive income (loss), net of tax	8	119	(4)	161

Comprehensive income (loss)	47	(6,055)	878	(4,892)
Comprehensive income attributable to noncontrolling interests	(44)	(77)	(137)	(113)
Comprehensive income (loss) attributable to McKesson Corporation	$3	$(6,132)	$741	$(5,005)

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,754	$6,278
Receivables, net	18,355	19,181
Inventories, net	19,024	19,246
Assets held for sale	5,534	12
Prepaid expenses and other	831	665
Total current assets	46,498	45,382
Property, plant, and equipment, net	2,064	2,581
Operating lease right-of-use assets	1,581	2,100
Goodwill	9,462	9,493
Intangible assets, net	2,130	2,878
Other non-current assets	1,973	2,581
Total assets	$63,708	$65,015

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
Current liabilities
Drafts and accounts payable	$37,183	$38,975
Short-term borrowings	372	—
Current portion of long-term debt	438	742
Current portion of operating lease liabilities	294	390
Liabilities held for sale	4,833	9
Other accrued liabilities	4,332	3,987
Total current liabilities	47,452	44,103
Long-term debt	5,518	6,406
Long-term deferred tax liabilities	1,369	1,411
Long-term operating lease liabilities	1,391	1,867
Long-term litigation liabilities	7,153	8,067
Other non-current liabilities	1,612	1,715
Redeemable noncontrolling interests	—	1,271
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized and 275 and 273 shares issued at December 31, 2021 and March 31, 2021, respectively	2	2
Additional paid-in capital	7,411	6,925
Retained earnings	8,734	8,202
Accumulated other comprehensive loss	(1,655)	(1,480)
Treasury shares, at cost, 125 and 115 shares at December 31, 2021 and March 31, 2021, respectively	(15,766)	(13,670)
Total McKesson Corporation stockholders’ deficit	(1,274)	(21)
Noncontrolling interests	487	196
Total equity (deficit)	(787)	175
Total liabilities, redeemable noncontrolling interests, and equity (deficit)	$63,708	$65,015
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balances, September 30, 2021	275	$2	$7,311	$8,812	$(1,665)	(122)	$(15,031)	$484	$(87)
Issuance of shares under employee plans, net of forfeitures	—	—	63	—	—	—	(7)	—	56
Share-based compensation	—	—	36	—	—	—	—	—	36
Payments to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other comprehensive income (loss)	—	—	—	—	10	—	—	(2)	8
Net income (loss)	—	—	—	(7)	—	—	—	46	39
Repurchase of common stock	—	—		—	—	(3)	(728)	—	(728)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(3)	(3)
Cash dividends declared, $0.47 per common share	—	—	—	(72)	—	—	—	—	(72)
Other	—	—	1	1	—	—	—	—	2
Balances, December 31, 2021	275	$2	$7,411	$8,734	$(1,655)	(125)	$(15,766)	$487	$(787)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balances, September 30, 2020	273	$2	$6,780	$13,890	$(1,597)	(112)	$(13,185)	$200	$6,090
Issuance of shares under employee plans, net of forfeitures	—	—	16	—	—	—	(2)	—	14
Share-based compensation	—	—	51	—	—	—	—	—	51
Payments to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Other comprehensive income	—	—	—	—	94	—	—	—	94
Net income (loss)	—	—	—	(6,226)	—	—	—	41	(6,185)
Repurchase of common stock	—	—	—	—	—	(2)	(231)	—	(231)
Cash dividends declared, $0.42 per common share	—	—	—	(67)	—	—	—	—	(67)
Other	—	—	—	(2)	—	—	—	—	(2)
Balances, December 31, 2020	273	$2	$6,847	$7,595	$(1,503)	(114)	$(13,418)	$200	$(277)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balances, March 31, 2021	273	$2	$6,925	$8,202	$(1,480)	(115)	$(13,670)	$196	$175
Issuance of shares under employee plans, net of forfeitures	2	—	174	—	—	—	(67)	—	107
Share-based compensation	—	—	112	—	—	—	—	—	112
Payments to noncontrolling interests	—	—	—	—	—	—	—	(117)	(117)
Other comprehensive loss	—	—	—	—	(5)	—	—	(2)	(7)
Net income	—	—	—	746	—	—	—	128	874
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Repurchase of common stock	—	—	21	—	—	(10)	(2,029)	—	(2,008)
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(5)	(5)
Cash dividends declared, $1.36 per common share	—	—	—	(211)	—	—	—	—	(211)
Other	—	—	1	(3)	—	—	—	—	(2)
Balances, December 31, 2021	275	$2	$7,411	$8,734	$(1,655)	(125)	$(15,766)	$487	$(787)

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balances, March 31, 2020	272	$2	$6,663	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309
Opening retained earnings adjustments: adoption of new accounting standard	—	—	—	(13)	—	—	—	—	(13)
Balances, April 1, 2020	272	2	6,663	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans, net of forfeitures	1	—	55	—	—	—	(26)	—	29
Share-based compensation	—	—	110	—	—	—	—	—	110
Payments to noncontrolling interests	—	—	—	—	—	—	—	(134)	(134)
Other comprehensive income	—	—	—	—	200	—	—	—	200
Net income (loss)	—	—	—	(5,205)	—	—	—	120	(5,085)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	3	—	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	(4)	(500)	—	(500)
Cash dividends declared, $1.25 per common share	—	—	—	(203)	—	—	—	—	(203)
Other	—	—	16	(6)	—	—	—	(3)	7
Balances, December 31, 2020	273	$2	$6,847	$7,595	$(1,503)	(114)	$(13,418)	$200	$(277)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$882	$(5,053)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	215	237
Amortization	383	429
Goodwill and long-lived asset impairment charges	128	236
Deferred taxes	12	(1,520)
Credits associated with last-in, first-out inventory method	(79)	(115)
Non-cash operating lease expense	198	264
Loss (gain) from sales of businesses and investments	(117)	50
European businesses held for sale	1,271	—
Other non-cash items	452	67
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,925)	1,500
Inventories	(1,659)	(2,046)
Drafts and accounts payable	1,612	(1,240)
Operating lease liabilities	(276)	(291)
Taxes	176	184
Litigation liabilities	146	8,067
Other	128	403
Net cash provided by operating activities	1,547	1,172

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(253)	(293)
Capitalized software expenditures	(127)	(134)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(6)	(33)
Proceeds from sales of businesses and investments, net	197	325
Other	(83)	(75)
Net cash used in investing activities	(272)	(210)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	3,642	5,455
Repayments of short-term borrowings	(3,270)	(5,303)
Proceeds from issuances of long-term debt	498	500
Repayments of long-term debt	(1,646)	(1,030)
Payments for debt extinguishments	(184)	—
Common stock transactions:
Issuances	174	55
Share repurchases	(1,986)	(500)
Dividends paid	(206)	(209)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(1,031)	(49)
Other	(323)	(95)
Net cash used in financing activities	(4,332)	(1,176)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35	(77)
Cash, cash equivalents, and restricted cash classified within Assets held for sale	(215)	—
Net decrease in cash, cash equivalents, and restricted cash	(3,237)	(291)
Cash, cash equivalents, and restricted cash at beginning of period	6,396	4,023
Cash, cash equivalents, and restricted cash at end of period	3,159	3,732
Less: Restricted cash at end of period included in Prepaid expenses and other	(405)	(155)
Cash and cash equivalents at end of period	$2,754	$3,577
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
The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, previously filed with the SEC on May 12, 2021 (“2021 Annual Report”).
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
2.    Held for Sale
In July 2021, the Company announced its intention to exit its businesses in Europe. Assets and liabilities of certain European businesses to be disposed of by sale (“disposal groups”) are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. Assets and liabilities that have met the classification of held for sale were $5.5 billion and $4.8 billion, respectively, at December 31, 2021 and $12 million and $9 million, respectively, at March 31, 2021. The amounts at December 31, 2021 primarily consisted of disposal groups related to the Company’s European divestiture activities, as discussed below. During the three and nine months ended December 31, 2021, the Company recorded charges totaling $879 million and $1.4 billion, respectively, primarily to remeasure the assets and liabilities of the disposal groups related to European divestiture activities discussed below to the lower of their carrying value or fair value less costs to sell. These charges were largely driven by declines in the British pound sterling and the Euro. During the three and nine months ended December 31, 2020, the Company recorded losses of $47 million and $57 million, respectively, related to the contribution of its German pharmaceutical wholesale business to the joint venture with Walgreens Boots Alliance which was completed on November 1, 2020. The Company determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations and are not considered to be significant disposals based on its quantitative and qualitative evaluation.
European Divestiture Activities
On July 5, 2021, the Company entered into an agreement to sell certain of its businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.4 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. The transaction is anticipated to close within the first half of fiscal year 2023, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable. As of December 31, 2021, the E.U. disposal group, consisting of $3.1 billion of assets and $2.3 billion of liabilities primarily within the Company’s International segment, was classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet.
During the three and nine months ended December 31, 2021, the Company recorded charges totaling $26 million and $517 million, respectively, to remeasure the E.U. disposal group to the lower of its carrying value or fair value less costs to sell. These charges also included impairments of individual assets, such as certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole. The remeasurement adjustment includes net losses of $230 million related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The total assets and liabilities of the E.U. disposal group that have met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheet are as follows:

(In millions)	December 31, 2021
Assets
Current assets
Receivables, net	$1,346
Inventories, net	913
Prepaid expenses and other	75
Property, plant, and equipment, net	296
Operating lease right-of-use assets	221
Intangible assets, net	274
Other non-current assets	348
Remeasurement of assets of businesses held for sale to fair value less costs to sell (1)	(387)
Total assets held for sale	$3,086

Liabilities
Current liabilities
Drafts and accounts payable	$1,433
Current portion of long-term debt	5
Current portion of operating lease liabilities	32
Other accrued liabilities	440
Long-term debt	12
Long-term deferred tax liabilities	47
Long-term operating lease liabilities	187
Other non-current liabilities	165
Total liabilities held for sale	$2,321
(1)Excludes charges related to the impairment of individual assets, which are primarily comprised of a $113 million impairment of internally developed software recorded directly against the gross value of the assets impacted.
On November 1, 2021, the Company announced an agreement to sell its retail and distribution businesses in the United Kingdom (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £325 million (or, approximately $440 million), subject to certain adjustments. As of December 31, 2021, the U.K. disposal group, consisting of $1.9 billion of assets and $2.3 billion of liabilities primarily within the Company’s International segment, was classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet. The transaction is expected to close in the fourth quarter of 2022.
During the three and nine months ended December 31, 2021, the Company recorded charges totaling $823 million to remeasure the U.K. disposal group to the lower of its carrying value or fair value less costs to sell. The remeasurement adjustment includes a $731 million loss related to the accumulated other comprehensive income balances associated with the U.K. disposal group, driven by declines in the British pound sterling. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the U.K. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The total assets and liabilities of the U.K. disposal group that have met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheet are as follows:

(In millions)	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$206
Receivables, net	1,212
Inventories, net	698
Prepaid expenses and other	76
Property, plant, and equipment, net	91
Operating lease right-of-use assets	259
Intangible assets, net	120
Other non-current assets	78
Remeasurement of assets of businesses held for sale to fair value less costs to sell	(822)
Total assets held for sale	$1,918

Liabilities
Current liabilities
Drafts and accounts payable	$1,756
Current portion of operating lease liabilities	51
Other accrued liabilities	141
Long-term operating lease liabilities	269
Other non-current liabilities	57
Total liabilities held for sale	$2,274
On December 20, 2021, the Company announced an agreement with Quadrifolia Management GmbH for a management-led buyout of its Austrian business for a purchase price of €226 million (or, approximately $257 million), subject to certain adjustments. At December 31, 2021, the net assets of the Austrian business of $290 million, primarily within the Company’s International segment, were classified as “Assets held for sale” and “Liabilities held for sale” in the Condensed Consolidated Balance Sheet. The transaction closed on January 31, 2022. In the three and nine months ended December 31, 2021, the Company recognized a loss of $30 million to remeasure the assets and liabilities of the business to the lower of its carrying value or fair value less costs to sell. The charge was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations.
3.    Restructuring, Impairment, and Related Charges
The Company recorded restructuring, impairment, and related charges of $18 million and $208 million during the three and nine months ended December 31, 2021, respectively, and $155 million and $271 million during the three and nine months ended December 31, 2020, respectively. These charges are included in “Restructuring, impairment, and related charges” in the Condensed Consolidated Statements of Operations. In addition, charges related to restructuring initiatives were included in “Cost of sales” in the Condensed Consolidated Statement of Operations and were not material for the nine months ended December 31, 2020.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring Initiatives
During the first quarter of 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily includes the rationalization of the Company’s office space in North America. Where it determines to cease using office space, the Company plans to exit the portion of the facility no longer used. It also may retain and repurpose certain other office locations. The Company expects to incur total charges of approximately $140 million to $180 million for this initiative, consisting primarily of exit related costs, accelerated depreciation and amortization of long-lived assets, and asset impairments. The Company recorded charges of $5 million and $115 million, respectively, in the three and nine months ended December 31, 2021. Charges primarily relate to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative is anticipated to be substantially complete in 2022 after which immaterial charges will continue to be incurred through the termination date of certain leases.
During the first quarter of 2021, the Company committed to an initiative within the United Kingdom (“U.K.”), which is included in the Company’s International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative included reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. Charges incurred for this initiative were not material for the three and nine months ended December 31, 2021 and were $9 million and $50 million for the three and nine months ended December 31, 2020, respectively, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. This initiative was substantially complete in the third quarter of 2022, and remaining costs the Company expects to record under this initiative are not material.
Restructuring, impairment, and related charges during the three and nine months ended December 31, 2021 consisted of the following:

	Three Months Ended December 31, 2021
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$—	$—	$—	$—	$1	$1
Exit and other-related costs (1)	3	—	1	6	6	16
Asset impairments and accelerated depreciation	—	—	—	(1)	2	1
Total	$3	$—	$1	$5	$9	$18
(1)Exit and other-related costs primarily consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Nine Months Ended December 31, 2021
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions (1)	Medical-Surgical Solutions (1)	International (2)	Corporate (1)	Total
Severance and employee-related costs, net	$2	$(1)	$1	$10	$2	$14
Exit and other-related costs (3)	7	2	3	21	33	66
Asset impairments and accelerated depreciation	16	17	5	35	55	128
Total	$25	$18	$9	$66	$90	$208
(1)Costs primarily relate to the transition to the partial remote work model described above.
(2)Primarily represents costs related to optimization programs in Canada as well as the transition to a partial remote work model and the U.K. operating model and cost optimization efforts both described above.
(3)Exit and other-related costs primarily consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
Restructuring, impairment, and related charges during the three and nine months ended December 31, 2020 consisted of the following:

	Three Months Ended December 31, 2020
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International (1)	Corporate (2)	Total
Severance and employee-related costs, net	$3	$—	$(3)	$2	$7	$9
Exit and other-related costs (3)	3	—	1	5	6	15
Asset impairments and accelerated depreciation	—	—	—	9	7	16
Total	$6	$—	$(2)	$16	$20	$40
(1)Primarily represents costs associated with the U.K. operating model and cost optimization efforts described above.
(2)Primarily represents costs associated with an operating model and cost optimization initiative and with the relocation of the Company’s corporate headquarters. Both of these initiatives were substantially completed in the year ended March 31, 2021.
(3)Exit and other-related costs primarily include project consulting fees.

	Nine Months Ended December 31, 2020
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International (1)	Corporate (2)	Total
Severance and employee-related costs, net	$10	$—	$—	$22	$31	$63
Exit and other-related costs (3)	8	—	3	12	20	43
Asset impairments and accelerated depreciation	—	—	1	40	9	50
Total	$18	$—	$4	$74	$60	$156
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the nine months ended December 31, 2021:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2021 (1)	$19	$4	$3	$66	$59	$151
Restructuring, impairment, and related charges	25	18	9	66	90	208
Non-cash charges	(16)	(17)	(5)	(35)	(55)	(128)
Cash payments	(15)	(1)	(5)	(22)	(26)	(69)
Other	—	—	—	(11)	(7)	(18)
Balance, December 31, 2021 (2)	$13	$4	$2	$64	$61	$144
(1)As of March 31, 2021, the total reserve balance was $151 million, of which $99 million was recorded in “Other accrued liabilities” and $52 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
(2)As of December 31, 2021, the total reserve balance was $144 million, of which $52 million was recorded in “Other accrued liabilities,” $44 million was recorded in “Liabilities held for sale,” and $48 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
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
The fair value of the long-lived assets is considered a Level 3 fair value measurement due to the significance of unobservable inputs developed using company specific information. Refer to Financial Note 11, “Fair Value Measurements,” for more information on nonrecurring fair value measurements.
4.    Income Taxes
During the three months ended December 31, 2021 and 2020, the Company recorded income tax expense of $238 million and an income tax benefit of $1.2 billion, respectively. During the nine months ended December 31, 2021 and 2020, the Company recorded income tax expense of $396 million and an income tax benefit of $1.0 billion, respectively. The Company’s reported income tax expense rate was 85.9% and an income tax benefit rate of 16.1% for the three months ended December 31, 2021 and 2020, respectively, and an income tax expense rate of 30.9% and an income tax benefit rate of 16.7% for the nine months ended December 31, 2021 and 2020, respectively. Fluctuations in the Company’s reported income tax rates are primarily due to non-cash charges related to remeasuring the value of its E.U. and U.K disposal groups held for sale to the lower of its carrying value or fair value less costs to sell, changes in the mix of earnings between various taxing jurisdictions, and discrete items recognized in the quarters.
During the nine months ended December 31, 2021, the Company recorded non-cash pre-tax charges of $517 million primarily to remeasure the E.U. disposal group to the lower of its carrying value or fair value less costs to sell, and, during the three and nine months ended December 31, 2021, the Company recorded non-cash pre-tax charges of $853 million to remeasure the U.K. disposal group and the Austrian business to the lower of carrying value or fair value less costs to sell, as described in Financial Note 2, “Held for Sale.” The Company’s reported income tax rates for the three and nine months ended December 31, 2021 were unfavorably impacted by the non-deductible nature of the majority of these charges for income tax purposes.
The Company’s reported income tax rates for the nine months ended December 31, 2021 and 2020 were impacted by the charges for opioid-related claims of $193 million ($160 million after-tax) and $8.1 billion ($6.7 billion after-tax), respectively, as described further in Financial Note 12, “Commitments and Contingent Liabilities.”

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the third quarter of 2022, the Company recognized a net discrete tax benefit of $42 million primarily related to a decrease in the income recognized pursuant to the global intangible low-tax income (“GILTI”) regime in its 2021 U.S. Federal income tax return and the statute of limitation expirations in various taxing jurisdictions.
During the nine months ended December 31, 2020, the Company sold intellectual property between wholly-owned legal entities within McKesson that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets which was not subject to income tax in its local jurisdiction; such gain was eliminated upon consolidation. The acquiring entity of the intellectual property is entitled to amortize the purchase price of the assets for tax purposes. In accordance with ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” a discrete tax benefit of $105 million was recognized with a corresponding increase to a deferred tax asset for the temporary difference arising from the buyer’s excess tax basis.
As of December 31, 2021, the Company had $1.6 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the nine months ended December 31, 2021, the Company recognized a net discrete tax benefit of $115 million related to statute of limitation expirations in various taxing jurisdictions. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits. However, this may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year. The unrecognized tax benefit may also increase or decrease due to future developments in opioid-related litigation and claims, as discussed in Financial Note 12, “Commitments and Contingent Liabilities.”
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
5.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily related to its consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million during the three months ended June 30, 2021, and $11 million and $32 million during the three and nine months ended December 31, 2020, respectively. All amounts were recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the nine months ended December 31, 2021 and 2020, the Company paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the noncontrolling interests by $983 million and $49 million, respectively, for the nine months ended December 31, 2021 and 2020, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million and $3 million, respectively, as an increase to McKesson stockholders’ additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” in the Condensed Consolidated Balance Sheet.
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
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. As discussed above, after June 15, 2021 noncontrolling interests also represent minority shareholder equity interests in McKesson Europe. At December 31, 2021, the Company owned approximately 95%, of McKesson Europe’s outstanding common shares. The Company’s noncontrolling interest in McKesson Europe will be included in the sale of the E.U. disposal group, as discussed in Financial Note 2, “Held for Sale.” The Company allocated $46 million and $128 million of net income to noncontrolling interests during the three and nine months ended December 31, 2021, respectively, and $41 million and $120 million during the three and nine months ended December 31, 2020, respectively.
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and nine months ended December 31, 2021 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, September 30, 2021	$484	$—
Net income attributable to noncontrolling interests	46	—
Other comprehensive loss	(2)	—
Reclassification of recurring compensation to other accrued liabilities	(3)	—
Payments to noncontrolling interests	(38)	—
Balance, December 31, 2021	$487	$—

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2021	$196	$1,271
Net income attributable to noncontrolling interests	128	8
Other comprehensive income (loss)	(2)	3
Reclassification of recurring compensation to other accrued liabilities	(5)	(8)
Payments to noncontrolling interests	(117)	—
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	—	(4)
Balance, December 31, 2021	$487	$—

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
6.    Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Diluted loss per common share for the three months ended December 31, 2021 and the three and nine months ended December 31, 2020 was calculated by excluding potentially dilutive securities from the denominator of the share computation due to their anti-dilutive effects. Less than 1 million of potentially dilutive securities for the nine months ended December 31, 2021 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings or loss per common share are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations	$39	$(6,174)	$885	$(5,052)
Net income attributable to noncontrolling interests	(46)	(52)	(136)	(152)
Income (loss) from continuing operations attributable to McKesson Corporation	(7)	(6,226)	749	(5,204)
Loss from discontinued operations, net of tax	—	—	(3)	(1)
Net income (loss) attributable to McKesson Corporation	$(7)	$(6,226)	$746	$(5,205)

Weighted-average common shares outstanding:
Basic	151.6	159.5	154.0	161.2
Effect of dilutive securities:
Stock options	—	—	0.2	—
Restricted stock units (1)	—	—	1.6	—
Diluted	151.6	159.5	155.8	161.2

Earnings (loss) per common share attributable to McKesson: (2)
Diluted
Continuing operations	$(0.04)	$(39.03)	$4.81	$(32.28)
Discontinued operations	—	—	(0.02)	(0.01)
Total	$(0.04)	$(39.03)	$4.79	$(32.29)
Basic
Continuing operations	$(0.04)	$(39.03)	$4.87	$(32.28)
Discontinued operations	—	—	(0.02)	(0.01)
Total	$(0.04)	$(39.03)	$4.85	$(32.29)
(1)Includes dilutive effect from restricted stock units, performance-based restricted stock units, and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.
7.    Goodwill and Intangible Assets, Net
In the second quarter of 2021, the Company implemented a new segment reporting structure which prompted changes in multiple reporting units across the Company. As a result, goodwill included in the impacted reporting units was reallocated using a relative fair value approach and assessed for impairment before and after the reallocation. The Company recorded a goodwill impairment charge of $69 million in the nine months ended December 31, 2020 as the estimated fair value of the Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of this reporting unit within the International segment. This impairment charge is included in “Goodwill impairment charges” in the Condensed Consolidated Statement of Operations.
The Company evaluates goodwill for impairment on an annual basis as of October 1, and at an interim date, if indicators of potential impairment exist. The annual impairment testing performed for 2022 and 2021 did not indicate any impairment of goodwill.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International (1)	Total
Balance, March 31, 2021	$3,963	$1,542	$2,453	$1,535	$9,493
Goodwill acquired	—	—	—	5	5
Foreign currency translation adjustments, net	(21)	—	—	(15)	(36)
Balance, December 31, 2021	$3,942	$1,542	$2,453	$1,525	$9,462
(1)    Remaining goodwill for this segment primarily relates to the McKesson Canada reporting unit.
Information regarding intangible assets is as follows:

	December 31, 2021					March 31, 2021
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$2,842	$(1,718)	$1,124		$3,739	$(2,269)	$1,470
Service agreements	9	1,083	(558)	525		1,081	(513)	568
Pharmacy licenses	—	—	—	—		497	(244)	253
Trademarks and trade names	12	816	(371)	445		925	(394)	531
Technology	2	128	(113)	15		150	(122)	28
Other	8	192	(171)	21		254	(226)	28
Total		$5,061	$(2,931)	$2,130	(1)	$6,646	$(3,768)	$2,878
(1)Excludes net intangible assets of approximately $452 million related to the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale.” This amount was included under the caption “Assets held for sale” in the Condensed Consolidated Balance Sheet as of December 31, 2021. Amortization of these assets ceased upon classification as Assets held for sale in the second and third quarters of 2022.
Amortization expense of intangible assets was $80 million and $262 million during the three and nine months ended December 31, 2021, respectively, and $108 million and $320 million during the three and nine months ended December 31, 2020, respectively. Estimated amortization expense of these assets is as follows: $70 million, $226 million, $215 million, $209 million, and $177 million for the remainder of 2022 and each of the succeeding years through 2026, respectively, and $1.2 billion thereafter. All intangible assets were subject to amortization as of December 31, 2021 and March 31, 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	December 31, 2021	March 31, 2021
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$400	$400
2.85% Notes due March 15, 2023	360	400
3.80% Notes due March 15, 2024	918	1,100
0.90% Notes due December 3, 2025	500	500
1.30% Notes due August 15, 2026	498	—
7.65% Debentures due March 1, 2027	150	167
3.95% Notes due February 16, 2028	343	600
4.75% Notes due May 30, 2029	196	400
6.00% Notes due March 1, 2041	217	282
4.88% Notes due March 15, 2044	255	411
Foreign currency notes (1) (3)
0.63% Euro Notes due August 17, 2021	—	704
1.50% Euro Notes due November 17, 2025	680	700
1.63% Euro Notes due October 30, 2026	568	587
3.13% Sterling Notes due February 17, 2029	618	627

Lease and other obligations (4)	253	270
Total debt	5,956	7,148
Less: Current portion	438	742
Total long-term debt	$5,518	$6,406
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
(4)Excludes current and long-term debt of approximately $5 million and $12 million, respectively, as of December 31, 2021 related to the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale.” These amounts were included under the caption “Liabilities held for sale” in the Condensed Consolidated Balance Sheet as of December 31, 2021.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $6.0 billion and $7.1 billion at December 31, 2021 and March 31, 2021, respectively, of which $438 million and $742 million, respectively, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets.
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
Tender Offer
On July 23, 2021, the Company completed a cash tender offer for a portion of its existing outstanding (i) 2.85% Notes due 2023, (ii) 3.80% Notes due 2024, (iii) 7.65% Debentures due 2027, (iv) 3.95% Notes due 2028, (v) 4.75% Notes due 2029, (vi) 6.00% Notes due 2041, and (vii) 4.88% Notes due 2044 (collectively referred to herein as the “Tender Offer Notes”). In connection with the tender offer, the Company paid an aggregate consideration of $1.1 billion to redeem $922 million principal amount of the notes at a redemption price equal to 100% of the principal amount and premiums of $182 million, plus accrued and unpaid interest of $14 million. The redemption of the Tender Offer Notes was accounted for as a debt extinguishment. As a result of the redemption, the Company incurred a pre-tax loss on debt extinguishment of $191 million in the nine months ended December 31, 2021, which included premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred totaling $9 million.
Revolving Credit Facilities
The Company has a Credit Agreement, dated as of September 25, 2019 (the “2020 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three and nine months ended December 31, 2021 and 2020 and no amounts outstanding as of December 31, 2021 and March 31, 2021.
On March 31, 2021, the Company entered into Amendment No. 2 to the 2020 Credit Facility, which superseded Amendment No. 1, dated as of February 1, 2021. The 2020 Credit Facility, as amended, contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the amended credit agreement. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At December 31, 2021, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euro with a committed amount of $7 million and an uncommitted amount of $114 million as of December 31, 2021. Borrowings and repayments were not material during the three and nine months ended December 31, 2021 and 2020. Amounts outstanding under these credit lines were not material as of December 31, 2021 and March 31, 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the nine months ended December 31, 2021, the Company borrowed $3.6 billion and repaid $3.3 billion under the program. During the nine months ended December 31, 2020, the Company borrowed $5.5 billion and repaid $5.3 billion under the program. At December 31, 2021 there were $372 million commercial paper notes outstanding at a weighted average interest rate of 0.29%. At March 31, 2021, there were no commercial paper notes outstanding.
9.    Pension Benefits
The net periodic expense for defined benefit pension plans was approximately $2 million and $4 million for the three and nine months ended December 31, 2021, respectively, and $4 million and $17 million for the three and nine months ended December 31, 2020, respectively.
Cash contributions to these plans were $18 million and $35 million for the three and nine months ended December 31, 2021, respectively, and $8 million and $19 million for the three and nine months ended December 31, 2020, respectively. The cash contributions for the three and nine months ended December 31, 2021 included a $17 million payment to a U.K. pension plan. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
As part of the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale,” pension assets of $52 million and pension liabilities of $148 million were included under the captions “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2021.
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
Non-Derivative Instruments Designated as Hedges
At December 31, 2021 and March 31, 2021, the Company had €1.1 billion and €1.7 billion, respectively, of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Gains or losses from net investment hedges recorded within Other comprehensive income were gains of $23 million and $34 million during the three and nine months ended December 31, 2021, respectively, and losses of $84 million and $201 million during the three and nine months ended December 31, 2020, respectively. There was no ineffectiveness in non-derivative net investment hedges during the three and nine months ended December 31, 2021 and 2020.
Derivatives Designated as Hedges
At December 31, 2021 and March 31, 2021, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $500 million Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the three and nine months ended December 31, 2021 and 2020. The remaining cross-currency swaps will mature in November 2024.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in Other comprehensive income were losses of $2 million and gains of $3 million during the three and nine months ended December 31, 2021, respectively, and losses of $45 million and $108 million during the three and nine months ended December 31, 2020, respectively. There was no ineffectiveness in the Company’s cross-currency swap hedges for the three and nine months ended December 31, 2021 and 2020.
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
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For cross-currency swap transactions, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At December 31, 2021 and March 31, 2021, the Company had cross-currency swaps with total gross notional amounts of approximately $1.8 billion and $2.6 billion, respectively, which are designated as cash flow hedges. These swaps will mature between December 2022 and January 2024.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On April 27, 2020, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with combined notional amounts of $500 million and €600 million, to hedge the variability of future benchmark interest rates on planned bond issuances. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR and to pay fixed interest payments for floating interest payments in Euros based on six-month Euro Interbank Offered Rate (“EURIBOR”) for the €600 million swaps. The $500 million swaps were terminated upon the issuance of the 2025 Notes in November 2020. The settlement loss on the swaps was not material and is being amortized on a straight-line basis as interest expense over the five-year life of the 2025 Notes. The €600 million swaps were terminated in the second quarter of 2022 and the loss on termination of the swaps recorded in interest expense was not material for the nine months ended December 31, 2021. Refer to Financial Note 8, “Debt and Financing Activities,” for more information.
From September 20, 2021 to November 4, 2021, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with a combined notional amount of $500 million, to hedge the variability of future benchmark interest rates on a planned bond issuance. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR.
Gains or losses from cash flow hedges recorded in Other comprehensive income were losses of $8 million and gains of $3 million during the three and nine months ended December 31, 2021 and losses of $14 million and $42 million during the three and nine months ended December 31, 2020, respectively. Gains or losses reclassified from Accumulated other comprehensive income and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material in the three and nine months ended December 31, 2021 and 2020. There was no ineffectiveness in the Company’s cash flow hedges for the three and nine months ended December 31, 2021 and 2020.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings.
The Company had a number of forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At December 31, 2021 and March 31, 2021, the total gross notional amounts of these contracts were $5 million and $39 million, respectively. These contracts matured between October 2021 and January 2022 and none of these contracts were designated for hedge accounting. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. Changes in the fair values were not material in the three and nine months ended December 31, 2021 and 2020. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2021			March 31, 2021
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$1	$28	$570	$4	$47	$826
Cross-currency swaps (non-current)	Other non-current assets/liabilities	66	56	2,205	72	92	2,663
Forward starting interest rate swaps (current)	Other accrued liabilities	—	—	—	—	7	704
Forward starting interest rate swaps (non-current)	Other non-current assets/liabilities	2	2	500	—	—	—
Total		$69	$86		$76	$146
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$—	$—	$—	$29
Foreign exchange contracts (current)	Other accrued liabilities	—	—	5	—	1	10
Total		$—	$—		$—	$1
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2021 and March 31, 2021 included investments in money market funds of $1.1 billion and $1.6 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for the Company’s marketable securities were not material at December 31, 2021 and March 31, 2021.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had carrying values of $358 million and $269 million, respectively, at December 31, 2021 and March 31, 2021. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. During the nine months ended December 31, 2021 and 2020, certain of the Company’s investments in equity securities without readily determinable fair values experienced transactions which resulted in changes in the observable price of those securities. Additionally, during the nine months ended December 31, 2020, certain of the Company’s investments in equity securities were converted into shares of public common stock through initial public offerings and an acquisition. Net gains related to the Company’s investments in these equity securities, primarily representing unrealized gains on the securities discussed above, were $104 million for the nine months ended December 31, 2021 and $28 million and $87 million for the three and nine months ended December 31, 2020, respectively. These net gains were recorded in “Other income, net,” in the Condensed Consolidated Statements of Operations. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
At December 31, 2021, the assets and liabilities associated with the disposal groups in Europe held for sale were measured at the lower of carrying value or fair value less costs to sell, as discussed in more detail in Financial Note 2, “Held for Sale." At December 31, 2021 and 2020, assets measured at fair value on a nonrecurring basis included long-lived assets associated with the Company’s restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges.” Assets measured at fair value on a nonrecurring basis as of December 31, 2020 included long-lived assets in the Company’s International segment and goodwill of the Company’s Europe Retail Pharmacy reporting unit within the International segment. Refer to Financial Note 7, “Goodwill and Intangible Assets, Net,” for more information. At March 31, 2021, assets measured at fair value on a nonrecurring basis included long-lived assets of the Company’s International segment and goodwill of the Company’s Europe Retail Pharmacy reporting unit within the International segment.
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
There were no other liabilities measured at fair value on a nonrecurring basis at December 31, 2021 and March 31, 2021.
Other Fair Value Disclosures
At December 31, 2021 and March 31, 2021, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	December 31, 2021		March 31, 2021
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,956	$6,376	$7,148	$7,785

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
Restricted Cash
Restricted cash, included within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2021, primarily consists of $354 million held in escrow related to the initial payment under the proposed settlement agreement for opioid-related claims of governmental entities, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.” Additionally, restricted cash as of December 31, 2021 and March 31, 2021 includes funds temporarily held on behalf of unaffiliated medical practice groups related to their COVID-19 business continuity borrowings. These amounts have been designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities and corresponding deposit liabilities associated with these funds have been recorded by the Company within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. The Company considered a market approach as well as an income approach using a DCF model to determine the fair value of reporting units.
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
The Company is also named in approximately 350 similar state court cases pending in 40 states plus Puerto Rico, along with 4 cases in Canada. These include actions filed by 23 state attorneys general, and some by or on behalf of individuals, including wrongful death lawsuits, and putative class action lawsuits brought on behalf of children with neonatal abstinence syndrome due to alleged exposure to opioids in utero. Trial dates have been set in several of these state court cases. For example, trial in the case brought by the Washington attorney general began on November 15, 2021. Trial in the case brought by the Alabama attorney general was postponed until April 18, 2022, and the parties continue to engage in settlement negotiations.
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
On September 4, 2021, the Company announced that 42 of 49 eligible states had affirmatively signed on to the proposed agreement. Since that time, the attorneys general of Georgia, Nevada, New Mexico, and Rhode Island have announced that they will join, bringing the state total to 46 out of 49 eligible states, all 5 U.S. territories, and Washington, DC. The attorneys general of Alabama, Oklahoma, and Washington have not joined the proposed settlement. Beginning on September 4, 2021, each participating state offered its political subdivisions, including those that have not sued, the opportunity to participate in the settlement. That period concluded on January 26, 2022. Under the agreement, the participating states have until February 7, 2022 to determine whether there is sufficient participation in the settlement by political subdivisions to proceed to implementation. After the conclusion of this period, the Company will have until February 25, 2022 to determine whether a sufficient number of states and political subdivisions have joined for the settlement to proceed to implementation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The exact amount that would be due under the proposed agreement depends on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions, and the extent to which political subdivisions in settling states file additional opioid lawsuits against the Company after the proposed agreement becomes effective. The proposed agreement contemplates that if certain governmental entities do not agree to a settlement under the framework, but the distributors nonetheless conclude that there is sufficient participation to warrant the settlement, there would be a corresponding reduction in the amount due from the Company to account for the unresolved claims of the governmental entities that do not participate. Those non-participating governmental entities could continue to pursue their claims against the Company and other defendants.
Consistent with the terms of the proposed agreement, the Company placed its first annual payment of approximately $354 million, into escrow on September 30, 2021. Those escrow amounts were presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021. On January 25, 2022, the Company placed approximately $19 million into escrow to reflect the participation of Georgia, New Mexico, and Nevada. The amounts placed into escrow exclude the proportionate allocation under the proposed settlement for each non-participating state and would be disbursed when and if the proposed agreement becomes effective. Subsequent annual payments would be due on July 15 of each year.
On July 20, 2021, the Company announced that it and the two other national pharmaceutical distributors had agreed to pay up to $1.2 billion, of which the Company’s portion would be 38.1% (or, approximately $450 million), in a settlement with the State of New York and its participating subdivisions, including Nassau and Suffolk Counties, to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that New York and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework, as well as certain attorneys’ fees and costs. If the broad settlement is finalized, New York and its participating subdivisions will become part of that broader agreement.
On September 28, 2021, the Company and the two other national pharmaceutical distributors reached an agreement with the state of Ohio and its participating subdivisions and agreed to pay $881 million, of which the Company’s portion would be 38.1% (or, approximately $336 million), to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that Ohio and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework, as well as certain attorneys’ fees and costs. If the broad settlement is finalized, Ohio and its participating subdivisions will become part of that broader agreement.
On January 24, 2022, the Company and two other national pharmaceutical distributors reached an agreement with the state of Rhode Island and its participating subdivisions and agreed to pay approximately $91 million, of which the Company’s portion would be 38.1% (or, approximately $35 million), plus certain attorneys’ fees and costs, to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that Rhode Island and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework, as well as certain attorneys’ fees and costs. If the broad settlement is finalized, Rhode Island and its participating subdivisions will become part of that broader agreement.
On January 28, 2022, the Company and two other national pharmaceutical distributors reached an agreement with the state of Florida and its participating subdivisions and agreed to pay approximately $1.4 billion, of which the Company’s portion would be 38.1% (or, approximately $530 million), to resolve opioid-related claims. This settlement was negotiated in connection with the broad proposed settlement described above, but provides assurance that Florida and its participating subdivisions will receive a settlement amount consistent with their allocations under the broad settlement framework. If the broad settlement is finalized, Florida and its participating subdivisions will become part of that broader agreement.
On September 28, 2021, the Company announced that it and the two other national distributors had reached an agreement with the Cherokee Nation to pay approximately $75 million over 6.5 years to resolve opioid-related claims, of which the Company’s portion would be 38.1% (or, approximately $29 million).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company has also negotiated a broad resolution of opioid-related claims brought by Native American tribes. Under the proposed agreement, which has been endorsed by the leadership committee of counsel representing the tribes, the Company and the two other national distributors would pay the Native American tribes other than the Cherokee Nation approximately $440 million over 6 years, of which the Company’s portion would be 38.1% (or, approximately $167 million). This broad resolution is contingent on the participation of a substantial majority of the Native American tribes that have brought opioid-related claims against the Company.
With respect to the West Virginia subdivisions, trial in the case of Cabell County and City of Huntington, occurred in the U.S. District Court for the Southern District of West Virginia, and concluded on July 28, 2021. The outcome of that trial is pending. The claims of certain other West Virginia subdivisions are pending in the federal MDL and before the state Mass Litigation Panel. On September 30, 2021, the Mass Litigation Panel issued an order scheduling a liability-only trial on the public nuisance claims of certain political subdivisions against the Company and the two other national pharmaceutical distributors for July 5, 2022.
The Company believes that a broad settlement of opioid claims by governmental entities is probable, and that the loss related thereto can be reasonably estimated. The Company recorded a charge of $8.1 billion ($6.8 billion after-tax) in the fiscal year ended March 31, 2021 related to its share of the global settlement as well as claims of West Virginia municipalities and the Native American tribes. In connection with the matters described above, the Company recorded additional charges of $193 million ($160 million after-tax) in the nine months ended December 31, 2021 within “Claims and litigation charges, net” in the Condensed Consolidated Statements of Operations, in connection with the proposed settlement agreement and other opioid related settlement accruals.
The Company’s estimated accrued liability for opioid-related claims of governmental entities is as follows as of December 31, 2021:

(In millions)	December 31, 2021
Current litigation liabilities (1)	$1,060
Long-term litigation liabilities	7,153
Total litigation liabilities	$8,213
(1)This amount, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheet, is the amount estimated to be paid prior to December 31, 2022.
If a broad settlement is not reached under the proposed agreement, litigation will continue. The Company continues to prepare for trial in these pending matters, and believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved.
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private entities generally, are not included in the settlement framework for governmental entities, or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. One such case brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeks to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc. et al., CE19-00472. Trial in that case is scheduled to begin on March 21, 2022. The Company has not concluded a loss is probable in any of these matters; nor is the amount of any loss reasonably estimable.
Because of the many uncertainties associated with any potential settlement arrangement or other resolution of all of these opioid-related litigation matters, the Company is not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
II. Other Litigation and Claims
On December 29, 2017, two investment funds holding shares in Celesio AG filed a complaint against McKesson Europe Holdings (formerly known as “Dragonfly GmbH & Co KGaA”), a subsidiary of the Company, in a German court in Stuttgart, Germany, Polygon European Equity Opportunity Master Fund et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No. 18 O 455/17. On December 30, 2017, four investment funds, which had allegedly entered into swap transactions regarding shares in Celesio AG that would have enabled them to decide whether to accept McKesson Europe Holdings’s takeover offer in its acquisition of Celesio AG, filed a complaint, Davidson Kempner International (BVI) Ltd. et al. v. McKesson Europe Holdings GmbH & Co. KGaA, No.16 O 475/17. The complaints allege that the public tender offer document published by McKesson Europe in its acquisition of Celesio AG incorrectly stated that McKesson Europe’s acquisition of convertible bonds would not be treated as a relevant acquisition of shares for the purposes of triggering minimum pricing considerations under Section 4 of the German Takeover Offer Ordinance. On May 11, 2018, the court in Polygon dismissed the claims against McKesson Europe. Plaintiffs appealed this ruling and, on December 19, 2018, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of the Polygon matter. On November 23, 2021, the Federal Court of Justice (Bundesgerichtshof) rejected the Polygon plaintiffs’ further appeal. On March 15, 2019, the lower court in Davidson similarly dismissed the case. Plaintiffs appealed this ruling and, on October 9, 2019, the Higher Regional Court (Oberlandesgericht) of Stuttgart confirmed the full dismissal of the Davidson matter. On November 23, 2021, the Federal Court of Justice (Bundesgerichtshof) rejected the Davidson plaintiffs’ further appeal.
On April 16, 2013, the Company’s subsidiary, U.S. Oncology, Inc. (“USON”), was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York by two relators, purportedly on behalf of the United States, 21 states and the District of Columbia, against USON and five other defendants, alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Piacentile v. Amgen Inc., et al., CV 04-3983 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On September 30, 2013, the court granted the United States’ motion to dismiss the claims pled against Amgen. On September 17, 2018, the court granted USON’s motion to dismiss the claims pled against it, with leave to amend. On November 16, 2018, the relators filed a fourth amended complaint; that complaint was dismissed with prejudice on December 1, 2021.
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
On November 21, 2016, the Belgian Competition Authority carried out inspections at the premises of several Belgian wholesalers, including Belmedis SA, which was subsequently acquired by the Company. Pharma Belgium NV was also part of the investigation. On April 23, 2021, the Company received correspondence from the Belgian Competition Authority seeking civil penalties. The Company was fully reserved related to this matter for the third quarter of 2022, and the outcome will have no significant impact to the financial statements.

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
During the three months ended December 31, 2021, the Company repurchased 3.3 million of the Company’s shares for $728 million through open market transactions at an average price per share of $223.89, of which $30 million was accrued at December 31, 2021 within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for share repurchases executed in late December and settled in early January. Additionally, during the three months ended September 30, 2021, the Company repurchased 1.4 million of the Company’s shares for $280 million through open market transactions at an average price per share of $203.20. There were no open market share repurchases during the three months ended June 30, 2021.
On December 8, 2021, the Company announced that the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at December 31, 2021 was $4.8 billion.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s Accumulated other comprehensive income (loss), including noncontrolling interests and redeemable noncontrolling interests, by components for the three and nine months ended December 31, 2021 and 2020 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at September 30, 2021	$(1,557)	$(25)		$21	$(104)	$(1,665)
Other comprehensive income (loss) before reclassifications	—	16	⁽²⁾	(6)	(1)	9
Amounts reclassified to income statement	—	—		—	(1)	(1)
Other comprehensive income (loss)	—	16		(6)	(2)	8
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(2)	—		—	—	(2)
Other comprehensive income (loss) attributable to McKesson	2	16		(6)	(2)	10
Balance at December 31, 2021	$(1,555)	$(9)		$15	$(106)	$(1,655)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the three months ended December 31, 2021 include gains of $23 million related to net investment hedges from Euro-denominated notes and losses of $2 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $5 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(1,361)	$(36)		$13	$(96)	$(1,480)
Other comprehensive income (loss) before reclassifications	(47)	21	⁽²⁾	(3)	5	(24)
Amounts reclassified to income statement	18	—		5	(3)	20
Other comprehensive income (loss)	(29)	21		2	2	(4)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	7	(6)		—	—	1
Other comprehensive income (loss) attributable to McKesson	(36)	27		2	2	(5)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—		—	(12)	(170)
Balance at December 31, 2021	$(1,555)	$(9)		$15	$(106)	$(1,655)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the nine months ended December 31, 2021 include gains of $34 million related to net investment hedges from Euro-denominated notes and gains of $3 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $10 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at September 30, 2020	$(1,512)	$6		$25	$(116)	$(1,597)
Other comprehensive income (loss) before reclassifications	156	(96)	⁽²⁾	(12)	2	50
Amounts reclassified to income statement	47	—		—	22	69
Other comprehensive income (loss)	203	(96)		(12)	24	119
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	20	—		—	5	25
Other comprehensive income (loss) attributable to McKesson	183	(96)		(12)	19	94
Balance at December 31, 2020	$(1,329)	$(90)		$13	$(97)	$(1,503)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the three months ended December 31, 2020 include losses of $84 million related to net investment hedges from Euro-denominated notes and losses of $45 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit of $33 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(1,780)	$138		$49	$(110)	$(1,703)
Other comprehensive income (loss) before reclassifications	363	(229)	⁽²⁾	(36)	(8)	90
Amounts reclassified to income statement	47	—		—	24	71
Other comprehensive income (loss)	410	(229)		(36)	16	161
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(41)	(1)		—	3	(39)
Other comprehensive income (loss) attributable to McKesson	451	(228)		(36)	13	200
Balance at December 31, 2020	$(1,329)	$(90)		$13	$(97)	$(1,503)
(1)Primarily result from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded in the nine months ended December 31, 2020 include losses of $201 million related to net investment hedges from Euro-denominated notes and losses of $108 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit of $80 million.

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
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s operations in Europe provide distribution and services to wholesale, institutional, and retail customers in 12 European countries where it owns, partners, or franchises with retail pharmacies and operates through two businesses: Pharmaceutical Distribution and Retail Pharmacy. The Company’s Canada operations deliver vital medicines, supplies, and information technology services throughout Canada and includes Rexall Health retail pharmacies. In the second quarter of 2022, the Company entered into an agreement to sell the E.U. disposal group and in the third quarter of 2022, the Company announced agreements to sell the U.K. disposal group and its Austrian business. Refer to Financial Note 2, “Held for Sale,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2021	2020	2021	2020
Segment revenues (1)
U.S. Pharmaceutical	$55,041	$49,495	$158,471	$142,232
Prescription Technology Solutions	1,031	777	2,844	2,101
Medical-Surgical Solutions	3,082	3,054	8,734	7,388
International	9,460	9,273	27,815	27,365
Total revenues	$68,614	$62,599	$197,864	$179,086

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$744	$635	$2,186	$1,871
Prescription Technology Solutions	129	114	361	270
Medical-Surgical Solutions (4)	308	260	679	536
International (5)	(668)	(71)	(761)	(113)
Subtotal	513	938	2,465	2,564
Corporate expenses, net (6)	(195)	(8,246)	(858)	(8,462)
Loss on debt extinguishment (7)	—	—	(191)	—
Interest expense	(41)	(55)	(135)	(165)
Income (loss) from continuing operations before income taxes	$277	$(7,363)	$1,281	$(6,063)
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 40% of the RxTS segment’s total revenues, less than 4% of the Medical-Surgical Solutions segment’s total revenues, and less than 8% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are domestic.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit for the three and nine months ended December 31, 2021 includes $33 million and $79 million, respectively, and for the three and nine months ended December 31, 2020 includes $11 million and $115 million, respectively, of credits related to the last-in, first-out (“LIFO”) method of accounting for inventories. The nine months ended December 31, 2021 includes $46 million of cash receipts for the Company’s share of antitrust legal settlements. The nine months ended December 31, 2020 includes a charge of $50 million recorded in connection with the Company’s estimated liability under the State of New York’s Opioid Stewardship Act.
(4)The Company’s Medical-Surgical Solutions segment’s operating profit for the nine months ended December 31, 2021 includes $164 million, and for the three and nine months ended December 31, 2020 includes $35 million and $49 million, respectively, of inventory charges on certain personal protective equipment and other related products.
(5)The Company’s International segment’s operating loss for the three and nine months ended December 31, 2021 includes charges of $787 million to remeasure assets and liabilities of the U.K. disposal group to the lower of carrying value or fair value less costs to sell, as discussed in more detail in Financial Note 2, “Held for Sale.” The three and nine months ended December 31, 2021 includes charges of $58 million and $400 million to remeasure assets and liabilities of the E.U. disposal group to the lower of carrying value or fair value less costs to sell and to impair certain assets, including internal-use software that will not be utilized in the future, as discussed in more detail in Financial Note 2, “Held for Sale.” The nine months ended December 31, 2021 also includes a gain of $59 million related to the sale of the Company’s Canadian health benefit claims management and plan administrative services business. Operating loss for the three and nine months ended December 31, 2020 includes restructuring, impairment, and related charges of $131 million and $189 million, respectively, driven largely by long-lived asset impairment charges of $115 million primarily related to retail pharmacy businesses in Canada and Europe as well as costs associated with the closure of retail pharmacy stores within the U.K. business, as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges,” and a second quarter goodwill impairment charge of $69 million related to one of the Company’s reporting units in Europe, as discussed in more detail in Financial Note 7, “Goodwill and Intangible Assets, Net.” The three and nine months ended December 31, 2020 also includes charges of $47 million and $57 million, respectively, to remeasure to the lower of carrying value or fair value less costs to sell the assets and liabilities of the Company’s German pharmaceutical wholesale business which was contributed to a joint venture.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(6)Corporate expenses, net for the three and nine months ended December 31, 2021 includes credits of $32 million and charges of $117 million primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale.” Corporate expenses, net for the nine months ended December 31, 2021 also includes charges of $193 million related to the Company’s estimated liability for opioid-related claims, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.” The three and nine months ended December 31, 2021 includes $33 million and $104 million, respectively, and the three and nine months ended December 31, 2020 includes $34 million and $118 million, respectively, of opioid-related costs, primarily litigation expenses. Corporate expenses, net for the three and nine months ended December 31, 2020 includes a charge of $8.1 billion related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.” The nine months ended December 31, 2020 also includes a net gain of $131 million recorded in connection with insurance proceeds received during the first quarter of 2021 from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program. Corporate expenses, net, for the nine months ended December 31, 2021 includes $104 million and for the three and nine months ended December 31, 2020 includes $30 million and $89 million, respectively, of net gains associated with certain of the Company’s equity investments.
(7)Loss on debt extinguishment for the nine months ended December 31, 2021 consists of a charge of $191 million on debt extinguishment related to the Company’s July 2021 tender offer to redeem a portion of its existing debt, as discussed in more detail in Financial Note 8, “Debt and Financing Activities.”

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
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. During the nine months ended December 31, 2021, we entered into agreements to sell certain of our businesses in the European Union (“E.U.”), and to sell our retail and distribution businesses in the United Kingdom (“U.K.”). These divestitures are further described in the below “European Divestiture Activities” section.
European Divestiture Activities
On July 5, 2021, we entered into an agreement to sell certain of our businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.4 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. We recorded charges of $26 million and $517 million for the three and nine months ended December 31, 2021, respectively, in total operating expenses to remeasure the E.U. disposal group to the lower of its carrying value or fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. The remeasurement adjustment includes a $230 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro. The transaction is anticipated to close within the first half of fiscal year 2023, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable.
On November 1, 2021, we announced an agreement to sell our retail and distribution businesses in the U.K. (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £325 million (or, approximately $440 million), subject to certain adjustments. We recorded charges of $823 million for the three and nine months ended December 31, 2021 in total operating expenses to remeasure the U.K. disposal group to the lower of its carrying value or fair value less costs to sell. The remeasurement adjustment includes a $731 million loss related to the accumulated other comprehensive income balances associated with the U.K. disposal group, driven by declines in the British pound sterling. The transaction is expected to close in the fourth quarter of 2022.
On December 20, 2021, we announced an agreement with Quadrifolia Management GmbH for a management-led buyout of our Austrian business for a purchase price of €226 million (or, approximately $257 million), subject to certain adjustments. The transaction closed on January 31, 2022. We recorded a charge of $30 million for the three and nine months ended December 31, 2021 in total operating expenses to remeasure the Austrian business to the lower of its carrying value or fair value less costs to sell.
As of December 31, 2021, we had $5.5 billion of assets and $4.8 billion of liabilities classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet primarily related to the European divestiture activities described above. Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and nine months ended December 31, 2021.
•Coronavirus disease 2019 (“COVID-19”) continues to impact our year over year results. As previously disclosed in our 2021 Annual Report, pharmaceutical distribution volumes decreased across the enterprise during the first quarter of 2021 as a result of the weakened and uncertain global economic environment and COVID-19 restrictions following the onset of the pandemic. The recovery from the pandemic is favorably reflected in our results when comparing 2022 versus 2021. We also had favorable contributions from our COVID-19 vaccine and related ancillary supply kit distribution programs during 2022;
•In response to the global pandemic, McKesson plans to donate certain personal protective equipment (“PPE”) to charitable organizations to assist with COVID-19 recovery efforts. During the nine months ended December 31, 2021, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. The majority of these charges are driven by the intent of management not to sell certain excess PPE inventory and instead direct it to charitable organizations. Refer to the “Trends and Uncertainties” section included below for further information on COVID-19 and related impacts;
•Revenues of $68.6 billion and $197.9 billion for the three and nine months ended December 31, 2021, respectively, increased 10% primarily driven by market growth in our U.S. Pharmaceutical segment;
•Gross profit increased 9% and 11% for the three and nine months ended December 31, 2021, respectively, compared to the prior year primarily driven by improvements in primary care patient visits, and the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment as well as the contribution from our COVID-19 vaccination distribution program and growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment. Gross profit for the nine months ended December 31, 2021 also included higher sales of COVID-19 tests in our Medical-Surgical Solutions segment and favorable effects of foreign currency exchange fluctuations in our International segment;
•Total operating expenses for the three and nine months ended December 31, 2021 includes fair value remeasurement charges related to our “European Divestiture Activities” discussed above;
•Other income, net for the nine months ended December 31, 2021 includes net gains of $104 million related to our equity investments;
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
•Diluted earnings (loss) per common share from continuing operations attributable to McKesson Corporation for the three and nine months ended December 31, 2021 of $(0.04) and $4.81, respectively, reflects the aforementioned items, net of any respective tax impacts, discrete tax items recognized, and a lower share count compared to the prior year due to the cumulative effect of share repurchases;
•We paid $1.0 billion to purchase 34.5 million shares of McKesson Europe during the nine months ended December 31, 2021 through exercises of a put right by the noncontrolling shareholders pursuant to the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”);
•On July 17, 2021, we redeemed our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021. The notes were redeemed using cash on hand. On August 12, 2021, we also completed a public offering of 1.30% notes due August 15, 2026 with a principal amount of $500 million for proceeds received, net of discounts and offering expenses, of $495 million. We utilized the net proceeds from this note for general corporate purposes;
•We returned $2.2 billion of cash to shareholders during the nine months ended December 31, 2021 through $2.0 billion of common stock repurchases and $206 million of dividend payments. On July 23, 2021, we raised our quarterly dividend from $0.42 to $0.47 per common share; and

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•In December 2021, we announced that our Board of Directors (the “Board”) approved an increase of $4.0 billion for the authorized share repurchase of McKesson’s common stock.
Trends and Uncertainties:
COVID-19
The novel strain of coronavirus, which causes the infectious disease known as COVID-19, continues to evolve since it was declared a global pandemic on March 11, 2020 by the World Health Organization. We continue to evaluate the nature and extent of the ongoing impacts COVID-19 has on our business, operations, and financial results. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2021 Annual Report for a full disclosure of trends and uncertainties due to COVID-19 since the onset of the pandemic. The disclosures below include significant updates that occurred during the first nine months of 2022. The full extent to which COVID-19 will impact us depends on many factors and future developments, which are described in our “Risks and Forward-Looking Information” section below.
Our Response to COVID-19 in the Workplace
We are committed in continuing to supply our customers and protect the safety of our employees. The various responses we put in place initially at the onset of the pandemic to mitigate the impact of COVID-19 on our business operations include telecommuting and work-from-home policies, restricted travel, employee support programs, and enhanced safety measures. During the first quarter of 2022, we approved changes to our real estate strategy to increase efficiencies and support flexibility for our employees, including a transition to a partial remote work model for certain employees on a go-forward basis as further discussed in this Financial Review and in Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the third quarter of 2022, we continued to refine our policies and apply safety measures in the workplace as recommended by the Centers for Disease Control and Prevention (“CDC”) as COVID-19 cases increased across North America and Europe driven by the highly contagious Omicron variant.
During the third quarter of 2022, we continued COVID-19 vaccination protocols, which are designed to be consistent with federal, state, and local laws and with customer requirements for our U.S. and Canada employees and to protect the safety of our employees, customers, patients, and communities while also safeguarding the healthcare supply chain. In Europe, we are following applicable government guidelines. We continue to monitor all of these changing requirements and guidelines. We have not observed a material increase in employee turnover as a result of COVID-19 vaccination protocols; however, we are unable to predict whether such protocols will have a material impact on our workforce in the future.
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
We continue to support the U.S. government as a centralized distributor of COVID-19 vaccines and ancillary supplies needed to administer vaccines through a contract with the CDC. We have been distributing COVID-19 vaccines that are refrigerated or frozen since December 2020, when the Emergency Use Authorization was issued by the U.S. Food and Drug Administration for the Moderna COVID-19 vaccine manufactured by ModernaTX, Inc. In the first quarter of 2022, McKesson began supporting the U.S. government’s commitment to donate COVID-19 vaccines worldwide. For this initiative, we are responsible for picking and packing the COVID-19 vaccines into temperature-controlled coolers and preparing them for pickup by an international partner. We do not manage the actual shipments of the vaccines to other countries. The results of operations related to our vaccine distribution are reflected in our U.S. Pharmaceutical segment. We also continue to manage the assembly, storage, and distribution of ancillary supply kits needed to administer COVID-19 vaccines, including sourcing some of those supplies, through agreements with both the Department of Health and Human Services (“HHS”) and Pfizer, Inc. The results of operations for the kitting and distribution of ancillary supplies are reflected in our Medical-Surgical Solutions segment. The future financial impact of the arrangements with the CDC and HHS depend on numerous uncertainties, which are described in our “Risks and Forward-Looking Information” section below.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
McKesson Canada and McKesson Europe are playing a role by supporting governments and public health entities through distributing COVID-19 vaccines and administering them in pharmacies. Additionally, McKesson Canada and McKesson Europe are also distributing COVID-19 tests and certain PPE.
Trends in our Business
At the onset of the COVID-19 pandemic late in our fourth quarter of 2020, we had higher pharmaceutical distribution volumes and increased retail pharmacy foot traffic as our customers increased supplies on hand in March. Subsequently, during the first nine months of 2021, pharmaceutical distribution volumes decreased as a result of the weakened and uncertain global economic environment and COVID-19 restrictions, including government shutdowns and shelter-in-place orders. We also had a decrease in demand for primary care medical-surgical supplies due to deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic and closures of doctors’ offices, which was partially offset by demand for PPE and COVID-19 tests. Additionally, the decreased traffic in doctors’ offices and general shelter-in-place guidance by governmental authorities negatively impacted retail pharmacy foot traffic in both Europe and Canada. This drove favorability in our results when comparing the first nine months of 2022 versus 2021, particularly during the first quarter.
We have observed improvements in prescription volumes and primary care patient visits during our first nine months of 2022 compared to the same prior year period; however, the recovery of COVID-19 continues to be non-linear and impacted by variants such as Omicron and ongoing fluctuations in case levels. We observed an increase in demand for tests able to detect SARS-CoV-2 and influenza A/B simultaneously during the three months ended December 31, 2021. While we had an increase in unit sales of our COVID-19 tests, we observed a decline in the average sales price during the three months ended December 31, 2021 due to an increase in competing product offerings and a shift in product mix which negatively impacted our revenue as compared to the prior year period. During the third quarter and first nine months of 2022, the COVID-19 vaccine, and related ancillary kit distribution in the U.S. favorably impacted our results. During the first nine months of 2022, we recognized higher sales for COVID-19 tests primarily due to limited product availability in the first quarter of 2021 and increased demand during the second and third quarters of 2022 corresponding with the spike in positive COVID-19 cases as a result of the Delta and Omicron variants.
Impact to our Supply Chain
We also continue to monitor and address the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers, industry partners, and government agencies to meet the needs of our customers during the pandemic. Overall, during 2022 we had an increase in supply chain costs primarily related to transportation and labor; however, this did not materially impact our results of operations for the three and nine months ended December 31, 2021. In our Medical-Surgical Solutions segment, we have observed certain supply chain disruptions for COVID-19 tests, which poses a potential risk for supply availability to meet the future demand. As potential shortages or disruptions of any products are identified we are acting to address supply continuity, which includes securing additional products when available, sourcing back-up products when needed, and following allocation procedures to maintain and protect supply as much as possible. We are also initiating business continuity action planning to maintain and protect operations across all locations and facilities.
Impact to our Results of Operations, Financial Condition, and Liquidity
For the three months ended December 31, 2021, COVID-19 tests and the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $544 million, or 18%, to segment revenues, and contributed approximately $118 million, or 38% to segment operating profit. For the nine months ended December 31, 2021, these contributions were approximately $1.4 billion, or 16%, to segment revenues, and including total inventory charges as further described below, increased our segment operating profit by approximately $121 million, or 18%.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment contributed less than 10% to segment operating profit for both the three and nine months ended December 31, 2021. The financial impact from our COVID-19 response efforts in the International segment during the three and nine months ended December 31, 2021 was not material to our consolidated results, but contributed to year over year favorability in segment operating results. During the nine months ended December 31, 2020, particularly during the first quarter, we had lower pharmaceutical volumes, specialty drug volumes, and patient care visits that negatively impacted our consolidated revenues and income from continuing operations before income taxes. The recovery of prescription volume trends and patient care visits, which are also described in more detail above in the Trends in our Business section, had a favorable impact year over year across our businesses when comparing 2022 versus 2021.
Additionally, certain PPE items held for resale were valued in our inventory at costs that were inflated by earlier COVID-19 pandemic demand levels. That inventory valuation, if not supported by market resale prices, may be written down to net realizable value. We may also write-off inventory due to decreased customer demand and excess inventory. During the nine months ended December 31, 2021, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. Of this amount, we recorded $147 million in cost of sales driven by the intent of management not to sell certain excess PPE inventory, which required an inventory write-down to zero, and instead direct it to charitable organizations. We recorded $8 million in total operating expenses for excess inventory which has already been committed for donation during our first nine months of 2022. In addition, $9 million of inventory charges were recorded in cost of sales for PPE and other related products that management intends to sell. Although market price volatility and changes to anticipated customer demand may require additional write-downs in future periods of other PPE and related product categories, we are taking measures to mitigate such risk.
Overall, these COVID-19 related items had a net favorable impact on consolidated income from continuing operations before income taxes for the three and nine months ended December 31, 2021 compared to the same prior year periods. Impacts to future periods due to COVID-19 may differ based on future developments, which is described at the end of this COVID-19 section.
During the nine months ended December 31, 2021, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic. We continue to monitor the COVID-19 situation closely and engage with manufacturers, industry partners, and government agencies to anticipate shortages and respond to demand for certain medications and therapies. We are monitoring our customers closely for changes to their timing of payments or ability to pay amounts owed to us as a result of COVID-19 pandemic impacts to their businesses. We remain well-capitalized with access to liquidity from our revolving credit facility. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open and accessible to us during the COVID-19 pandemic. At December 31, 2021, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

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
On September 4, 2021, we and the two other national distributors announced that 42 of 49 eligible states, all 5 U.S. territories, and Washington, DC, had affirmatively signed on to the proposed agreement. At that time, the attorneys general of Alabama, Georgia, Nevada, New Mexico, Oklahoma, Rhode Island, and Washington had not joined the proposed settlement. We further announced that we and the other two distributors had determined that enough states had signed on to the settlement for the proposed agreement to proceed to the next phase. Since that time, the attorneys general of Georgia, Nevada, New Mexico, and Rhode Island have announced that they will join the proposed agreement. In the period between September 4, 2021, and January 26, 2022, each participating state offered its political subdivisions, including those that have not sued, the opportunity to participate in the settlement. By February 25, 2022, we must determine whether a sufficient number of states and political subdivisions have joined for the settlement to proceed to implementation.
The proposed agreement only addresses the claims of U.S. state attorneys general and political subdivisions in participating states. The West Virginia subdivisions and Native American tribes are not part of this settlement process. The exact amount that would be due under the proposed agreement depends on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions, and the extent to which political subdivisions in settling states file additional opioid lawsuits against us after the proposed agreement becomes effective. The proposed agreement contemplates that if certain governmental entities do not agree to a settlement under the framework, but the distributors nonetheless conclude that there is sufficient participation to warrant the settlement, there would be a corresponding reduction in the amount due to account for the unresolved claims of the governmental entities that do not participate. Those non-participating governmental entities could continue to pursue their claims.
We believe that a broad settlement of opioid claims by governmental entities is probable, and that the loss related thereto can be reasonably estimated. We recorded a charge of $8.1 billion during the year ended March 31, 2021 related to our share of the global settlement as well as claims of West Virginia municipalities and the Native American tribes. In connection with the proposed settlement agreement and other opioid-related settlement accruals described above, we recorded additional charges of $193 million during the nine months ended December 31, 2021 within “Claims and litigation charges, net” in our Condensed Consolidated Statements of Operations. Our total estimated liability for opioid-related claims was $8.2 billion as of December 31, 2021, of which $1.1 billion was included in “Other accrued liabilities” for the amount estimated to be paid prior to December 31, 2022, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
Consistent with the terms of the proposed agreement, we placed approximately $354 million into escrow on September 30, 2021. Those escrow amounts were presented as restricted cash within “Prepaid expenses and other” in our Condensed Consolidated Balance Sheet as of December 31, 2021. On January 25, 2022, we placed an additional approximately $19 million into escrow to reflect the participation of additional states. These amounts exclude the proportionate allocation under the proposed settlement for each non-participating state and would be disbursed when and if the proposed agreement becomes effective. Subsequent annual payments would be due on July 15 of each year. Because of the many uncertainties associated with any potential settlement arrangement or other resolution of opioid-related litigation, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. In light of the uncertainty, the amount of any ultimate loss may differ materially from the amount accrued.

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
Risks and Forward-Looking Information
The COVID-19 pandemic has disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments, and assumptions used in our forecasts. We still face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our future business operations, financial condition, results of operations, and liquidity. The full extent to which COVID-19 will impact us depends on many factors and future developments, including: the duration and spread of the COVID-19 pandemic; potential seasonality of viral outbreaks; impacts of additional variants of the SARS-Cov-2 virus; the amount of COVID-19 vaccines authorized, manufactured, distributed, and administered; the amount of ancillary supply kits assembled and distributed; the effectiveness of COVID-19 vaccines and the results of governmental measures designed to mitigate the spread of the virus; the effectiveness of treatments of infected individuals; and changes or disruptions in product supply. We have experienced and may experience difficulties in sourcing products and changes in pricing due to the effects of the COVID-19 pandemic on supply chains. Due to several rapidly changing variables related to the COVID-19 pandemic, estimations of future economic trends and the timing of when COVID-19 may no longer significantly impact our ability to forecast future financial performance remain challenging. Additionally, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Key assumptions and estimates about future values in our impairment assessments can be affected by a variety of factors, including the impacts of the COVID-19 pandemic on industry and economic trends as well as on our business strategy and internal forecasts. Material changes to key assumptions and estimates can decrease the projected cash flows or increase the discount rates and have resulted in impairment charges of certain long-lived assets and could potentially result in future impairment charges. Refer to Item 1A - Risk Factors in Part I of our 2021 Annual Report for a disclosure of risk factors related to COVID-19.
During the three months ended December 31, 2021, a cybersecurity incident affecting a payroll timekeeping vendor resulted in an unavailability of the vendor’s platform. Although this incident caused operational inconveniences, it had an immaterial impact on our operations, internal controls over financial reporting, and financial condition. The vendor informed us that the incident did not result in a breach of McKesson’s or its employees’ confidential or sensitive information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	2020	Change		2021	2020	Change
Revenues	$68,614	$62,599	10%		$197,864	$179,086	10%
Gross profit	3,428	3,151	9		9,812	8,851	11
Gross profit margin	5.00%	5.03%	(3)	bp	4.96%	4.94%	2	bp
Total operating expenses	$(3,130)	$(10,513)	(70)%		$(8,407)	$(14,901)	(44)%
Total operating expenses as a percentage of revenues	4.56%	16.79%	(1,223)	bp	4.25%	8.32%	(407)	bp
Other income, net	$20	$54	(63)%		$202	$152	33%
Loss on debt extinguishment	—	—	—		(191)	—	—
Interest expense	(41)	(55)	(25)		(135)	(165)	(18)
Income (loss) from continuing operations before income taxes	277	(7,363)	104		1,281	(6,063)	121
Income tax benefit (expense)	(238)	1,189	(120)		(396)	1,011	(139)
Income (loss) from continuing operations	39	(6,174)	101		885	(5,052)	118
Loss from discontinued operations, net of tax	—	—	—		(3)	(1)	200
Net income (loss)	39	(6,174)	101		882	(5,053)	117
Net income attributable to noncontrolling interests	(46)	(52)	(12)		(136)	(152)	(11)
Net income (loss) attributable to McKesson Corporation	$(7)	$(6,226)	(100)%		$746	$(5,205)	114%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$(0.04)	$(39.03)	(100)%		$4.81	$(32.28)	115%
Discontinued operations	—	—	—		(0.02)	(0.01)	100
Total	$(0.04)	$(39.03)	(100)%		$4.79	$(32.29)	115%

Weighted-average diluted common shares outstanding	151.6	159.5	(5)%		155.8	161.2	(3)%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
Revenues
Revenues increased for the three and nine months ended December 31, 2021 compared to the same prior year periods primarily due to market growth in our U.S. Pharmaceutical segment, partially offset by the contribution of our German pharmaceutical wholesale business to a joint venture with Walgreens Boots Alliance (“WBA”) on November 1, 2020. For the nine months ended December 31, 2021, revenues were also favorable year over year due to the recovery of pharmaceutical distribution volumes from the prior year impact of COVID-19 across our businesses. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Gross Profit
Gross profit increased for the three and nine months ended December 31, 2021 largely due to the pandemic, including the favorable contributions from our COVID-19 vaccine and related ancillary supply kit distribution programs and the recovery of the prior year impacts from COVID-19, such as disruptions of doctors’ office operations, deferred or cancelled elective procedures, lower demand for pharmaceuticals, and overall reduction of foot traffic in pharmacies. Gross profit was also favorably impacted by growth in specialty pharmaceuticals within our U.S. Pharmaceutical segment as well as by foreign currency exchange fluctuations for the three and nine months ended December 31, 2021, and unfavorably impacted by the contribution of our German pharmaceutical wholesale business to a joint venture with WBA on November 1, 2020. For the nine months ended December 31, 2021, gross profit was unfavorably impacted by inventory charges on certain PPE and other related products, partially offset by higher sales of COVID-19 tests.
In our U.S. Pharmaceutical segment, gross profit for the nine months ended December 31, 2021 also included net cash proceeds received of $46 million representing our share of antitrust legal settlements. There were no similar cash proceeds received for the same prior year period. Last-in, first-out (“LIFO”) inventory credits were $33 million and $11 million for the three months ended December 31, 2021 and 2020, respectively, and $79 million and $115 million for the nine months ended December 31, 2021 and 2020, respectively. LIFO credits are lower in the first nine months of 2022 compared to the same prior year period primarily due to a decrease in the volume of branded off-patent to generic drug launches and higher brand inflation. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and nine months ended December 31, 2021 and 2020 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): SDG&A consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, remeasurement charges to the lower of carrying value or fair value less costs to sell, and other general charges.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2021	2020	Change		2021	2020	Change
Selling, distribution, general, and administrative expenses	$3,105	$2,291	36%		$8,006	$6,625	21%
Claims and litigation charges, net	7	8,067	(100)		193	7,936	(98)
Goodwill impairment charges	—	—	—		—	69	(100)
Restructuring, impairment, and related charges	18	155	(88)		208	271	(23)
Total operating expenses	$3,130	$10,513	(70)%		$8,407	$14,901	(44)%
Percent of revenues	4.56%	16.79%	(1,223)	bp	4.25%	8.32%	(407)	bp
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three and nine months ended December 31, 2021, total operating expenses and total operating expenses as a percentage of revenues increased compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and nine months ended December 31, 2021 includes charges totaling $823 million to remeasure our U.K. disposal group to the lower of its carrying value or fair value less costs to sell. The remeasurement adjustment includes a $731 million loss related to the accumulated other comprehensive income balances associated with the U.K. disposal group, driven by declines in the British pound sterling. Of the total charges recorded during the period, $787 million are included within our International segment and $36 million are included within Corporate expenses, net;
•SDG&A for the three and nine months ended December 31, 2021 includes charges of $26 million and $517 million, respectively, to remeasure assets and liabilities of our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. The remeasurement adjustment includes a $230 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro. Of the total charges recorded during the period, $400 million are included within our International segment and $117 million are included within Corporate expenses, net;
•SDG&A for the three and nine months ended December 31, 2021 reflects a cost reduction of $49 million and $82 million, respectively, related to the cessation of depreciation and amortization of long-lived assets and operating lease right-of-use assets classified as held for sale for our European divestiture disposal groups;
•SDG&A for the three months ended December 31, 2021 and 2020 includes opioid-related costs of $33 million and $34 million, respectively, and $104 million and $118 million for the nine months ended December 31, 2021 and 2020, respectively, primarily related to litigation expenses;
•SDG&A for the nine months ended December 31, 2021 includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business;
•SDG&A for the nine months ended December 31, 2020 includes a charge of $50 million related to our estimated liability under the State of New York’s Opioid Stewardship Act (“OSA”);
•SDG&A for the three and nine months ended December 31, 2020 reflects charges of $47 million and $57 million, respectively, to remeasure to fair value less costs to sell the assets and liabilities related to our German pharmaceutical wholesale business which was contributed to a joint venture with WBA;
•SDG&A for the three and nine months ended December 31, 2021 when compared to the same prior year periods also includes increased employee-related and transportation costs across our businesses, partially offset by lower operating expenses due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA;
•Claims and litigation charges, net for the nine months ended December 31, 2021 includes a charge of $193 million, and $8.1 billion for the three and nine months ended December 31, 2020 related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section;

Table of Contents	MD&A Index
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
•Goodwill impairment charges of $69 million for the nine months ended December 31, 2020 were recorded in connection with our segment realignment that commenced in the second quarter of 2021. Refer to the “Goodwill Impairment” section below for further details;
•Restructuring, impairment, and related charges for the three and nine months ended December 31, 2021 and 2020 primarily includes charges related to Corporate expenses, net, as well as our International segment. In addition, certain charges related to restructuring initiatives are included under the caption “Cost of sales” in our Condensed Consolidated Statements of Operations and were not material for the nine months ended December 31, 2020. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” and “Segment Operating Profit and Corporate Expenses, Net” sections below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information; and
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations for the nine months ended December 31, 2021.
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis as of October 1, and at an interim date, if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2022 and 2021 did not indicate any impairment of goodwill. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
Our operating structure was realigned commencing in the second quarter of 2021 which prompted changes in multiple reporting units across the Company. As a result, we were required to perform a goodwill impairment test for these reporting units and recorded a goodwill impairment charge of $69 million for the nine months ended December 31, 2020 in our Europe Retail Pharmacy reporting unit, which is included within the International reportable segment.
Restructuring Initiatives and Long-Lived Asset Impairments
During the first quarter of 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily includes the rationalization of our office space in North America. Where we determine to cease using office space, we plan to exit the portion of the facility no longer used. We also may retain and repurpose certain other office locations. We expect to incur total charges of approximately $140 million to $180 million for this initiative, of which $115 million of charges were recorded to date. Charges primarily relate to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative is anticipated to be substantially complete in 2022 after which immaterial charges will continue to be incurred through the termination date of certain leases.
During the first quarter of 2021, we committed to an initiative within the U.K., which is included in our International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative includes reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. This initiative was substantially complete in the third quarter of 2022, and remaining costs the Company expects to record under this initiative are not material.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on our restructuring initiatives and long-lived asset impairments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other Income, Net
Other income, net includes net gains from our equity investments for the nine months ended December 31, 2021 of $104 million and $30 million and $89 million for the three and nine months ended December 31, 2020, respectively. Refer to Financial Note 11, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. In future periods, fair value adjustments recognized in our operating results for these types of investments may be adversely impacted by market volatility.
Loss on Debt Extinguishment
The loss on debt extinguishment recorded for the nine months ended December 31, 2021 of $191 million includes premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred of $9 million, and was driven by our July 2021 tender offer to redeem a portion of our existing debt. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Interest Expense
Interest expense decreased for the three and nine months ended December 31, 2021 compared to the same prior year periods primarily due to the repayment of $1.0 billion of long-term debt in the third quarter of 2021 and our tender offer activity in the second quarter of 2022. Interest expense may also fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax (Expense) Benefit
During the three months ended December 31, 2021 and 2020, we recorded an income tax expense of $238 million and income tax benefit of $1.2 billion, respectively. During the nine months ended December 31, 2021 and 2020, we recorded an income tax expense of $396 million and income tax benefit of $1.0 billion, respectively. Our reported income tax rates were 85.9% and 16.1% for the three months ended December 31, 2021 and 2020, respectively, and 30.9% and 16.7% for the nine months ended December 31, 2021 and 2020, respectively. Fluctuations in our reported income tax rates are primarily due to non-cash charges related to remeasuring the value of our E.U. disposal group and U.K. disposal group held for sale to the lower of carrying value or fair value less costs to sell, changes in our mix of earnings between various taxing jurisdictions, and discrete items recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended December 31, 2021 and 2020 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ deficit in our condensed consolidated balance sheets. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on changes to our redeemable and noncontrolling interests that occurred during the first quarter of 2022.
Net Income (Loss) Attributable to McKesson Corporation
Net income (loss) attributable to McKesson Corporation was $(7) million and $(6.2) billion for the three months ended December 31, 2021 and 2020, respectively, and $746 million and $(5.2) billion for the nine months ended December 31, 2021 and 2020, respectively. Diluted earnings (loss) per common share attributable to McKesson Corporation was $(0.04) and $(39.03) for the three months ended December 31, 2021 and 2020, respectively, and $4.79 and $(32.29) for the nine months ended December 31, 2021 and 2020, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings (loss) per common share was calculated based on a weighted-average number of shares outstanding of 151.6 million and 159.5 million for the three months ended December 31, 2021 and 2020, respectively, and 155.8 million and 161.2 million for the nine months ended December 31, 2021 and 2020, respectively. Weighted-average diluted shares outstanding for the three and nine months ended December 31, 2021 decreased from the same prior year periods primarily due to the cumulative effect of shares repurchases.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Segment revenues
U.S. Pharmaceutical	$55,041	$49,495	11%	$158,471	$142,232	11%
Prescription Technology Solutions	1,031	777	33	2,844	2,101	35
Medical-Surgical Solutions	3,082	3,054	1	8,734	7,388	18
International	9,460	9,273	2	27,815	27,365	2
Total revenues	$68,614	$62,599	10%	$197,864	$179,086	10%
The changes in revenues for each of our segments for the three and nine months ended December 31, 2021 compared to the same prior year periods consisted of the following:

	Increase (decrease)
(Dollars in billions)	Three Months Ended	Nine Months Ended
Sales to pharmacies and institutional healthcare providers	$5.0	$14.3
Sales to specialty practices and other (1)	0.5	1.9
Total change in U.S. Pharmaceutical revenues	$5.5	$16.2

Total change in Prescription Technology Solutions revenues	$0.3	$0.8

Sales to primary care customers	$—	$1.1
Sales to extended care customers	(0.1)	(0.1)
Other (2)	0.1	0.3
Total change in Medical-Surgical Solutions revenues	$—	$1.3

Sales in Europe, excluding FX impact	$(0.2)	$(2.0)
Sales in Canada, excluding FX impact	0.4	1.2
Impact from FX	—	1.3
Total change in International revenues	$0.2	$0.5

Total change in revenues	$6.0	$18.8
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended December 31, 2021 vs. 2020
U.S. Pharmaceutical revenues for the three months ended December 31, 2021 increased 11% compared to the same prior year period primarily due to market growth, including higher volumes from retail national account customers, branded pharmaceutical price increases, and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions.
Nine Months Ended December 31, 2021 vs. 2020
U.S. Pharmaceutical revenues for the nine months ended December 31, 2021 increased 11% compared to the same prior year period primarily due to market growth, including higher volumes from retail national account customers, branded pharmaceutical price increases, and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions. Market growth was partially offset by unfavorability from one less sales day this year compared to the same prior year period. Revenues for this segment were also favorable year over year due to the recovery of prescription volumes from the prior year impact of COVID-19, including increased customer demand for pharmaceuticals in retail pharmacies and institutional healthcare providers.
Prescription Technology Solutions
Three Months Ended December 31, 2021 vs. 2020
RxTS revenues for the three months ended December 31, 2021 increased 33% compared to the same prior year period primarily due to increased volume with new and existing customers.
Nine Months Ended December 31, 2021 vs. 2020
RxTS revenues for the nine months ended December 31, 2021 increased 35% compared to the same prior year period primarily due to increased volume with new and existing customers and the recovery of prescription volumes from the prior year impact of COVID-19.
Medical-Surgical Solutions
Three Months Ended December 31, 2021 vs. 2020
Medical-Surgical Solutions revenues for the three months ended December 31, 2021 increased 1% compared to the same prior year period due to improvements in patient care visits in our primary care business and the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines, partially offset by lower revenue from COVID-19 tests. Revenues for this segment were also unfavorably impacted by decreased PPE volume primarily in our extended care business.
Nine Months Ended December 31, 2021 vs. 2020
Medical-Surgical Solutions revenues for the nine months ended December 31, 2021 increased 18% compared to the same prior year period largely in our primary care business due to improvements in patient care visits and higher sales of COVID-19 tests in the first nine months of 2022. Revenues for this segment were also favorably impacted by the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
International
Three Months Ended December 31, 2021 vs. 2020
International revenues for the three months ended December 31, 2021 increased 2% compared to the same prior year period. Excluding the unfavorable effects of foreign currency exchange fluctuations, revenues for this segment increased 2% largely due to sales to new customers in our Canadian business, as well as favorability year over year due to the increase in volumes in our pharmaceutical distribution and retail pharmacy businesses across the segment. These favorable impacts were partially offset by the contribution of our German pharmaceutical wholesale business to a joint venture with WBA in our European business.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2021 vs. 2020
International revenues for the nine months ended December 31, 2021 increased 2% compared to the same prior year period. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 3% largely due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA. This was partially offset by favorability year over year due to the recovery of volumes from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment as well as sales to new customers in our Canadian business.
Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2021	2020	Change		2021	2020	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$744	$635	17%		$2,186	$1,871	17%
Prescription Technology Solutions	129	114	13		361	270	34
Medical-Surgical Solutions (3)	308	260	18		679	536	27
International (4)	(668)	(71)	841		(761)	(113)	573
Subtotal	513	938	(45)		2,465	2,564	(4)
Corporate expenses, net (5)	(195)	(8,246)	(98)		(858)	(8,462)	(90)
Loss on debt extinguishment	—	—	—		(191)	—	—
Interest expense	(41)	(55)	(25)		(135)	(165)	(18)
Income (loss) from continuing operations before income taxes	$277	$(7,363)	104%		$1,281	$(6,063)	121%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.35%	1.28%	7	bp	1.38%	1.32%	6	bp
Prescription Technology Solutions	12.51	14.67	(216)		12.69	12.85	(16)
Medical-Surgical Solutions	9.99	8.51	148		7.77	7.26	51
International	(7.06)	(0.77)	(629)		(2.74)	(0.41)	(233)
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
(3)Operating profit for our Medical-Surgical Solutions segment for the nine months ended December 31, 2021 includes inventory charges totaling $164 million on certain PPE and other related products primarily driven by the intent of management not to sell certain excess PPE inventory and instead direct it to charitable organizations.
(4)Operating loss for our International segment for the three and nine months ended December 31, 2021 includes charges of $787 million to remeasure our U.K. disposal group held for sale to the lower of its carrying value or fair value less costs to sell. Operating loss for the three and nine months ended December 31, 2021 includes charges of $58 million and $400 million, respectively, to remeasure our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. Operating loss for the nine months ended December 31, 2021 also includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business. Operating loss includes restructuring, impairment, and related charges of $131 million and $189 million for the three and nine months ended December 31, 2020, respectively, driven largely by long-lived asset impairment charges of $115 million primarily related to our retail pharmacy businesses in Canada and Europe as well as costs associated with the closure of certain retail pharmacy stores within our U.K. business. Operating loss for the nine months ended December 31, 2020 includes a goodwill impairment charge of $69 million related to our European retail business as well as charges of $47 million and $57 million for the three and nine months ended December 31, 2020, respectively, to remeasure to fair value the assets and liabilities of our German pharmaceutical wholesale business which was contributed to a joint venture with WBA.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

(5)Corporate expenses, net for three and nine months ended December 31, 2021 includes credits of $32 million and charges of $117 million primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group. Corporate expenses, net includes net gains from our equity investments of $104 million for the nine months ended December 31, 2021 and $30 million and $89 million for the three and nine months ended December 31, 2020, respectively. Corporate expenses, net includes a charge of $193 million for the nine months ended December 31, 2021, and $8.1 billion for the three and nine months ended December 31, 2020 related to our estimated liability for opioid-related claims. Corporate expenses, net includes $33 million and $104 million for the three and nine months ended December 31, 2021, respectively, and $34 million and $118 million for the three and nine months ended December 31, 2020, respectively, of opioid-related costs, primarily litigation expenses. Corporate expenses, net also includes a net gain of $131 million for the nine months ended December 31, 2020 recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program.
U.S. Pharmaceutical
Three Months Ended December 31, 2021 vs. 2020
Operating profit increased for this segment for the three months ended December 31, 2021 compared to the same prior year period primarily due to the contribution from our COVID-19 vaccine distribution program, growth in specialty pharmaceuticals, and an increase in LIFO credits of $22 million, partially offset by an increase in operating expenses.
Nine Months Ended December 31, 2021 vs. 2020
Operating profit increased for this segment for the nine months ended December 31, 2021 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, the contribution from our COVID-19 vaccine distribution program, favorability from the prior year OSA charge described above, net cash proceeds received of $46 million representing our share of antitrust legal settlements, and the recovery of prescription volumes from the prior year impact of COVID-19. This was partially offset by a decrease in LIFO credits of $36 million and an increase in operating expenses.
Prescription Technology Solutions
Three Months Ended December 31, 2021 vs. 2020
Operating profit for this segment increased for the three months ended December 31, 2021 compared to the same prior year period primarily due to increased volumes with new and existing customers.
Nine Months Ended December 31, 2021 vs. 2020
Operating profit for this segment increased for the nine months ended December 31, 2021 compared to the same prior year period primarily due to increased volumes with new and existing customers and the recovery of prescription volumes from the prior year impact of COVID-19.
Medical-Surgical Solutions
Three Months Ended December 31, 2021 vs. 2020
Operating profit for this segment increased for the three months ended December 31, 2021 compared to the same prior year period primarily due to the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines as well as favorability from improvements in patient care visits in our primary care business, partially offset by lower profitability from COVID-19 tests largely in our primary care business.
Nine Months Ended December 31, 2021 vs. 2020
Operating profit for this segment increased for the nine months ended December 31, 2021 compared to the same prior year period primarily due to favorability in our primary care business from improvements in patient care visits, as well as the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and higher sales of COVID-19 tests across the segment in the first nine months of 2022. This was partially offset by inventory charges on certain PPE and other related products and an increase in employee-related expenses to support business growth.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
International
Three Months Ended December 31, 2021 vs. 2020
Operating loss for this segment increased for the three months ended December 31, 2021 compared to the same prior year period largely due to charges to remeasure assets and liabilities of our E.U. disposal group and our U.K. disposal group held for sale to fair value less costs to sell, partially offset by lower restructuring charges in Europe and Canada and the cessation of depreciation and amortization expenses.
Nine Months Ended December 31, 2021 vs. 2020
Operating loss for this segment increased for the nine months ended December 31, 2021 compared to the same prior year period largely due to fair value remeasurement charges related to our E.U. disposal group and our U.K. disposal group, partially offset by the cessation of depreciation and amortization expenses, a prior year goodwill impairment charge related to our European retail business and a gain recognized related to the sale of our Canadian health benefit claims management and plan administrative services business. This segment also experienced favorability year over year due to the volume recovery from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment and to a lesser extent, the distribution of COVID-19 vaccines, COVID-19 tests, and PPE.
Corporate Expenses, Net
Corporate expenses, net decreased for the three and nine months ended December 31, 2021 compared to the same prior year period primarily due to a charge of $8.1 billion recorded in the third quarter of 2021 related to our estimated liability for opioid-related claims.
The decrease in Corporate expenses, net for the nine months ended December 31, 2021 was partially offset by $193 million related to our estimated liability for opioid-related claims, fair value remeasurement charges related to our E.U. disposal group and our U.K. disposal group, and a net gain of $131 million recognized during the first quarter of 2021 in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain well-capitalized with access to liquidity from our $4.0 billion revolving credit facility. At December 31, 2021, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Nine Months Ended December 31,
(Dollars in millions)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$1,547	$1,172	$375
Investing activities	(272)	(210)	(62)
Financing activities	(4,332)	(1,176)	(3,156)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35	(77)	112
Cash, cash equivalents, and restricted cash classified within Assets held for sale (1)	(215)	—	(215)
Net change in cash, cash equivalents, and restricted cash	$(3,237)	$(291)	$(2,946)
(1)Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Operating Activities
Operating activities provided cash of $1.5 billion and $1.2 billion during the nine months ended December 31, 2021 and 2020, respectively. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms. Operating activities for the nine months ended December 31, 2021 were affected by net income adjusted for non-cash items, including the losses on our European businesses held for sale and our classifications of receivables, drafts and accounts payables, and inventories as held for sale. Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Excluding the aforementioned classifications, operating activities for the nine months ended December 31, 2021 were affected by increases in inventory of $1.7 billion and drafts and accounts payable of $1.6 billion due to timing of purchases, and an increase in receivables of $1.9 billion resulting from timing of collections and higher revenues. Other non-cash items for the nine months ended December 31, 2021 includes an adjustment to net income of $191 million related to loss on debt extinguishment and non-cash inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. Operating activities for the nine months ended December 31, 2020 were affected by net income adjusted for non-cash items, a decrease in receivables of $1.5 billion and an increase in inventory of $2.0 billion, both primarily due to sales recognized at year end, as well as a decrease in drafts and accounts payable of $1.2 billion from effective working capital management at year end.
Investing Activities
Investing activities used cash of $272 million and $210 million during the nine months ended December 31, 2021 and 2020, respectively. Investing activities for the nine months ended December 31, 2021 and 2020 includes $380 million and $427 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software. Investing activities for the nine months ended December 31, 2020 also includes net cash proceeds of $297 million in exchange for the contribution of our German pharmaceutical wholesale business to a joint venture with WBA.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities used cash of $4.3 billion and $1.2 billion during the nine months ended December 31, 2021 and 2020, respectively. In July 2021, we completed a cash tender offer and paid an aggregate consideration of $1.1 billion to redeem certain notes with a principal amount of $922 million and also redeemed our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021 using cash on hand. This resulted in total repayments of long-term debt during the nine months ended December 31, 2021 of $1.8 billion, including $184 million of cash paid for premiums and transaction fees. This was partially offset by the issuance of long-term debt in August 2021 from a public offering of 1.30% notes due August 15, 2026 for proceeds received of $498 million, which was utilized for general corporate purposes. Financing activities for the nine months ended December 31, 2021 and 2020 includes $2.0 billion and $500 million of cash paid for share repurchases, respectively, and $206 million and $209 million of cash paid for dividends, respectively. Additionally, financing activities for the nine months ended December 31, 2021 and 2020 includes payments of $1.0 billion and $49 million, respectively, to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. The put right option expired on June 15, 2021 as further described below. Financing activities for the nine months ended December 31, 2021 includes cash receipts of $3.6 billion and payments of $3.3 billion for short-term borrowings, primarily commercial paper. Financing activities for the nine months ended December 31, 2020 includes the issuance of the 2025 Notes in a principal amount of $500 million, the retirement of our $700 million total principal amount of notes due on November 30, 2020 at a fixed interest rate of 3.65% upon maturity, and the redemption of our 4.75% $323 million total principal of notes due on March 1, 2021 prior to maturity. The notes were redeemed using cash on hand and the proceeds from the 2025 Notes. Financing activities for the nine months ended December 31, 2020 includes cash receipts of $5.5 billion and payments of $5.3 billion for short-term borrowings, primarily commercial paper. Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests. Other financing activities for the nine months ended December 31, 2020 also includes restricted cash inflow related to funds temporarily held on behalf of unaffiliated medical practice groups.
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
During the three months ended December 31, 2021, the Company repurchased an additional 3.3 million of the Company’s shares for $728 million through open market transactions at an average price per share of $223.89, of which $30 million was accrued at December 31, 2021 within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for share repurchases executed in late December and settled in early January. Additionally, during the three months ended September 30, 2021, the Company repurchased 1.4 million of the Company’s shares for $280 million through open market transactions at an average price per share of $203.20. There were no open market share repurchases during the three months ended June 30, 2021.
On December 8, 2021, the Company announced that the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock was $4.8 billion at December 31, 2021.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2021	March 31, 2021
Cash, cash equivalents, and restricted cash	$3,159	$6,396
Working capital	(954)	1,279
Debt to capital ratio (1)	94.3%	83.1%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as the sum of short-term borrowings, current portion of long-term debt, and long-term debt divided by the sum of short-term borrowings, current portion of long-term debt, long-term debt, and McKesson stockholders’ equity (deficit), which excludes noncontrolling and redeemable noncontrolling interests and accumulated other comprehensive loss.
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
Our cash and cash equivalents balance as of December 31, 2021 and March 31, 2021 included approximately $795 million and $2.3 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital decreased at December 31, 2021 compared to March 31, 2021 primarily due to a decrease in cash and cash equivalents and receivables, as well as an increase in other accrued liabilities, partially offset by a decrease in drafts and accounts payable, an increase in net current assets held for sale related to our E.U. disposal group and U.K. disposal group, and a decrease in our current portion of debt from the redemption of our €600 million Euro-denominated notes in July 2021. The increase in other accrued liabilities is primarily due to the classification of $1.1 billion from long-term to short-term for the total amount we expect to pay for opioid-related claims within one year as of December 31, 2021, of which $354 million is held in escrow for the initial payment under the proposed settlement agreement for opioid-related claims of governmental entities, excluding the West Virginia subdivisions and Native American Tribes. The escrow payment is presented as restricted cash within “Prepaid expenses and other” on our Condensed Consolidated Balance Sheets. See “Trends and Uncertainties” of this Financial Review and Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further information.
Our debt to capital ratio increased for the nine months ended December 31, 2021 primarily due to an increase in McKesson stockholders’ deficit driven by share repurchases, partially offset by net income for the year to date period. Our debt to capital ratio was also impacted by a decrease in total debt from the completion of a cash tender offer to redeem certain notes with a principal amount of $922 million and the redemption of our €600 million Euro-denominated notes both in July 2021, partially offset by the issuance of notes with a principal amount of $500 million in August 2021.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
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
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. At March 31, 2021, the carrying value was $1.3 billion and we owned approximately 78% of McKesson Europe’s outstanding common shares. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). During the nine months ended December 31, 2021 and 2020, we paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests. At December 31, 2021, we owned approximately 95% of McKesson Europe’s outstanding common shares. Our noncontrolling interest in McKesson Europe will be included in the sale of our E.U. disposal group.
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
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $8.2 billion as of December 31, 2021 for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

McKESSON CORPORATION

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended December 31, 2021, the Company repurchased an additional 3.3 million of the Company’s shares for $728 million through open market transactions at an average price per share of $223.89, of which $30 million was accrued at December 31, 2021 within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for share repurchases executed in late December and settled in early January. Additionally, during the three months ended September 30, 2021, the Company repurchased 1.4 million of the Company’s shares for $280 million through open market transactions at an average price per share of $203.20. There were no open market share repurchases during the three months ended June 30, 2021.
On December 8, 2021, the Company announced that the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock was $4.8 billion at December 31, 2021.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended December 31, 2021.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2021 – October 31, 2021	0.6	$202.97	0.6	$1,391
November 1, 2021 – November 30, 2021	1.3	222.50	1.3	5,112
December 1, 2021 – December 31, 2021	1.4	233.37	1.4	4,778
Total	3.3		3.3
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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 2, 2022	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 2, 2022	/s/ Kevin W. Emerson
Kevin W. Emerson
Senior Vice President and Controller