Form 10-K
period 2022-03-31
MCKESSON CORP
filed 2022-05-09
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2021, was approximately $30.4 billion.
Number of shares of common stock outstanding on April 29, 2022: 145,365,324
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION
PART I
Item 1.    Business.
General
McKesson Corporation (“McKesson,” the “Company,” or “we,” and other similar pronouns), which traces its business roots to 1833, is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. Our teams partner with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year refers to the Company’s fiscal year. The Company was incorporated on July 7, 1994 in the State of Delaware.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website (www.mckesson.com under the “Investors — Financials — SEC Filings” caption) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any website referred to in this Annual Report on Form 10-K (“Annual Report”) is not incorporated by reference into this report, unless expressly noted otherwise. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is www.sec.gov.
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
Our Prescription Technology Solutions segment serves our biopharma and life sciences partners and patients. RxTS addresses medication challenges for patients throughout their journeys by working across healthcare to connect pharmacies, providers, payers, and biopharma companies to deliver innovative access and adherence solutions as well as dispensing support services, third-party logistics and wholesale distribution support designed to benefit stakeholders.
Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. We offer more than 285,000 national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the United States (“U.S.”).
Our International segment provides distribution and services to wholesale, institutional, and retail customers in 11 European countries and Canada where we own, partner or franchise with retail pharmacies, and support better, safer patient care by delivering vital medicines, supplies, and information technology solutions.

McKESSON CORPORATION
U.S. Pharmaceutical Segment:
Our U.S. Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar, and OTC pharmaceutical drugs along with other healthcare-related products to customers. This business provides solutions and services to pharmacies, hospitals, oncology and other specialty practices, pharmaceutical manufacturers, biopharma partners, physicians, payers, and patients throughout the U.S. and Puerto Rico. We also source generic pharmaceutical drugs through our ClarusONE Sourcing Services LLP joint venture with Walmart (“ClarusONE”).
Our U.S. Pharmaceutical segment operates and serves customers through a network of 29 distribution centers, including two strategic redistribution centers. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability, and product availability. For example, we offer McKesson ConnectSM, an internet-based ordering system that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation, and account management functionality. We make extensive use of technology as an enabler to ensure customers have the right products at the right time in the right place.
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
We have four primary customer pharmaceutical distribution channels: (i) retail national accounts, which include national and regional chains, food and drug combinations, mail order pharmacies, and mass merchandisers, (ii) community pharmacies and health (formerly described as independent, small, and medium chain retail pharmacies), (iii) institutional healthcare providers such as hospitals, health systems, integrated delivery networks, and long-term care providers, and (iv) oncology, biopharma, and other specialty partners.
Retail National Accounts: We provide business solutions that help retail national account customers increase revenues and profitability. Solutions include:
•Central FillSM - Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately, and at a lower cost, while reducing inventory levels and improving customer service.
•Strategic Redistribution Centers - Two facilities totaling over 740,000 square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologics. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.
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

McKESSON CORPORATION
Community Pharmacy and Health: We provide managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency, and automation that help community pharmacists focus on patient care while improving profitability. Solutions include:
•Health Mart® - A national network of approximately 4,700 independently-owned pharmacies and one of the industry’s most comprehensive pharmacy franchise programs. Health Mart provides franchisees support for managed care contracting, branding and local marketing solutions, the Health Mart private label line of products, merchandising solutions, and programs for enhanced patient support.
•Health Mart Atlas® - Comprehensive managed care and reconciliation assistance services that help community pharmacies save time, access competitive reimbursement rates, and improve cash flow.
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
•Health Mart and Sunmark® - Complete line of products that provide community pharmacies with value-priced alternatives to national brands.
•FrontEdge™ - Strategic planning, merchandising, and price maintenance program that helps community pharmacies maximize store profitability.
•McKesson RxOwnership Program - Assist independent pharmacist owners with the opportunity to remain independent via succession planning and business operation loans.
•Health Mart Digital Portfolio - Introducing an enhanced online experience for pharmacies and patients.
Institutional Healthcare Providers: At McKesson, we are relentless in our pursuit of opportunities to achieve operational efficiency, reduce waste, and improve the financial performance of our customers so they can achieve more of their goals today and into the future. Solutions include:
•RxO Advisory Services – A suite of supply chain management, pharmacy optimization, and 340B program advisory services.
•McKesson Plasma and Biologics – A robust portfolio of plasma-derivatives and biologic products.
•Outpatient and Specialty Pharmacy – A portfolio of services and solutions customized to each customer’s business and clinical strategy.
•Contracting and Contract/Purchasing Optimization – Solutions across generics, specialty, branded products, biosimilars, and 340B products, for inpatient and outpatient settings.
•Supply Assurance – Solutions and strategies to enhance product availability and proactively manage inventory of critical items.
•Patient Assistance Solutions – Solutions and resources for patient financial assistance and community benefit programs.

McKESSON CORPORATION
Oncology, Biopharma, and Other Specialty Partners:
The U.S. Pharmaceutical segment provides a range of solutions to oncology and other specialty practices and offers community specialists (oncologists, rheumatologists, ophthalmologists, urologists, neurologists, and other specialists) an extensive set of customizable products and services designed to strengthen core practice operations, enhance value-based care delivery, and expand their service offering to patients. Community-based physicians in this business have broad flexibility and discretion to select the products and commitment levels that best meet their practice needs. Services in provider solutions include specialty drug distribution, group purchasing organizations (“GPO”) like Onmark®, technology solutions, practice consulting services, and vaccine distribution, including our exclusive distributor relationship with the Centers for Disease Control and Prevention’s (“CDC”) Vaccines for Children program. Additionally, to support the U.S. efforts to fight the pandemic caused by the SARS-CoV-2 coronavirus (“COVID-19”), this segment has been distributing certain COVID-19 vaccines since December 2020 at the direction of the U.S. government.
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
This segment also offers solutions which enable its customers to drive greater efficiencies in their day to day operations, effectively managing their inventories and complying with complex government regulations. Solutions include McKesson Pharmacy Systems, MacroHelix, and Supply Logix, all of which provide innovative software technology and services that support retail pharmacies and hospitals.
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
Prescription Technology Solutions Segment:
Our Prescription Technology Solutions segment works across healthcare to connect pharmacies, providers, payers, and biopharma companies to deliver medication access and adherence solutions that support patients from first prescription fill to ongoing therapy, regardless of their insurance coverage. RxTS has connections with most electronic health record systems, over 50,000 pharmacies, more than 750,000 providers, most payers and pharmacy benefit managers, and over 650 biopharma brands representing most therapeutic areas. Through its industry connections and ability to navigate the healthcare ecosystem, RxTS accelerates innovative solutions created to benefit healthcare stakeholders. Its comprehensive solution suites span across the entire patient journey, including medication access and affordability, prescription decision support and dispensing support services, as well as third-party logistics and wholesale distribution support, to help increase speed to therapy, reduce prescription abandonment, and support improved health outcomes for the patient. In the past year, RxTS helped patients save more than $6 billion on brand and specialty medications, helped to prevent more than 9 million prescriptions from being abandoned due to affordability challenges, and helped patients access their medicine more than 67 million times.

McKESSON CORPORATION
Medical-Surgical Solutions Segment:
Our Medical-Surgical Solutions segment delivers medical-supply distribution, logistics, biomedical maintenance, and other services to healthcare providers across the alternate-site spectrum. Our more than 275,000 customers include physician offices, surgery centers, post-acute care facilities, hospital reference labs, and home health agencies. We partner with manufacturers and channel partners to support our key target end-markets, including primary care, extended care, government, and other markets. We distribute medical-surgical supplies (such as gloves, needles, syringes, and wound care products), infusion pumps, laboratory equipment, and pharmaceuticals. Through a network of distribution centers within the U.S., we offer more than 285,000 products from national brand manufacturers and McKesson’s own brand of high-quality products. Through the right mix of products and services, we help improve efficiencies, profitability, and compliance. We also never lose focus on helping customers improve patient and business outcomes. We develop customized plans to address the product, operational, and clinical support needs of our customers, including tackling inventory management, reducing administrative burdens, and training and educating clinical staff. We deliver for our customers, so they can deliver and care for their patients. Additionally, under contracts with the Department of Health and Human Services (“HHS”) and Pfizer, Inc., McKesson’s Medical-Surgical business leverages its expertise to manage the assembly, storage, and distribution of supply kits needed to administer COVID-19 vaccines, as well as some of the sourcing of those supplies. The kits are produced and distributed at the direction of HHS to support the administration of all COVID-19 vaccines approved in the U.S.
International Segment:
Our International segment provides distribution and services to wholesale, institutional, and retail customers in 11 European countries where we own, partner, or franchise with retail pharmacies and operate through two businesses: Pharmaceutical Distribution and Retail Pharmacy. Our operations in Canada support better, safer patient care by delivering vital medicines, supplies, and information technology solutions to customers, and through several retail health and wellness brands, across Canada.
Our European Pharmaceutical Distribution business delivers pharmaceutical and other healthcare-related products to pharmacies across Europe. This business functions as a vital link, using technology-enabled management systems at our regional wholesale branches to connect manufacturers to retail pharmacies, supplying medicines and other products sold in pharmacies.
Our European Retail Pharmacy business serves patients and consumers in European countries directly through approximately 2,000 of our own pharmacies and 4,800 participant pharmacies operating under brand partnership arrangements. This business provides customers with traditional prescription pharmaceuticals, non-prescription products, and medical services, as well as e-commerce operating under the Lloyds pharmacy branding in Belgium, Ireland, and Italy. In addition, we partner with independent pharmacies under local banner programs.
In fiscal 2022, we announced our intention to exit our businesses in Europe. We entered into an agreement to sell certain of our businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”). We also completed the sale of our Austrian business. On April 6, 2022, we completed the sale of our retail and distribution businesses in the United Kingdom (“U.K. disposal group”). Of the owned and banner pharmacies referenced above, all except for approximately 300 owned and 100 partner pharmacies are included within these disposal groups. In executing our strategy to exit Europe, we continue to evaluate suitable exit alternatives for our remaining businesses in Norway and Denmark. Refer to Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report for additional information on our European divestiture activities.
McKesson Canada is one of the largest pharmaceutical wholesale and retail distributors in Canada. The wholesale business delivers products to retail pharmacies, hospitals, long-term care centers, clinics and institutions in Canada through a national network of distribution centers and provides logistics and distribution services for manufacturers.

McKESSON CORPORATION
Beyond wholesale pharmaceutical logistics and distribution, McKesson Canada provides automation and technology solutions to its retail and hospital customers. Additionally, McKesson Canada provides comprehensive specialty health services to Canadians, including a national network of specialty pharmacies, personalized patient care and support programs, and INVIVA, Canada’s first and largest accredited network of private infusion clinics. McKesson Canada also owns and operates PDCI, Canada’s leading market access consultancy, supporting manufacturers as they introduce new products into the Canadian market.
The Canada retail business includes over 2,700 banner pharmacies under the IDA®, Guardian®, The Medicine Shoppe®, Remedy’sRx®, Proxim®, and Uniprix® banners, and approximately 400 owned pharmacies under the RexallTM brand where we provide patients with greater choice and access, integrated pharmacy care and industry-leading service levels. McKesson Canada also owns and operates Well.caTM, a leading Canadian online health and wellness retailer.
Other:
Change Healthcare: Our equity ownership interest in the Change Healthcare JV, a joint venture, was accounted for using the equity method of accounting. The Change Healthcare JV provided software and analytics, network solutions, and technology-enabled services that deliver wide-ranging financial, operational, and clinical benefits to payers, providers and consumers. On March 10, 2020, we completed the separation of our interest in the Change Healthcare JV through a split-off transaction. This transaction reduced our investment in the Change Healthcare JV to zero. Refer to Financial Note 4, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information related to this transaction.

Restructuring, Business Combinations, Investments, and Divestitures
We have undertaken additional strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. These initiatives are detailed in Financial Notes 2, 3, and 4, “Held for Sale,” “Restructuring, Impairment, and Related Charges, Net,” and “Business Acquisitions and Divestitures,” respectively, to the consolidated financial statements included in this Annual Report.
Competition
We operate in highly competitive environments, primarily in North America and Europe. In recent years, the healthcare industry has been subject to increasing consolidation. In the pharmaceutical distribution environment in which our U.S. Pharmaceutical and International segments operate, we face strong competition from international, national, regional, and local full-line, short-line, and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies, and large payer organizations. We consider our largest competitors in distribution, wholesaling, and logistics to be AmerisourceBergen Corporation and Cardinal Health, Inc. Our retail businesses, which primarily operate in our International segment, face competition from various global, national, regional, and local retailers, including chain and independent pharmacies.
Our RxTS business experiences substantial competition from many companies, including other biopharma services companies, software services firms, consulting firms, shared service vendors, and internet-based companies with technology applicable to the healthcare industry. Competition in this business varies in size from large to small companies, in geographical coverage, and in scope and breadth of products and services offered.
Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, home health care agencies, and other alternative sites with competition from a wide range of national and regional medical supply and equipment distributors throughout the U.S.
In addition, we compete with other service providers and healthcare manufacturers, as well as other potential customers of our businesses, which may from time to time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. We believe that our scale and diversity of product and service offerings are our primary competitive advantages. In all areas, key competitive factors include price, quality of service, breadth of product lines, innovation and, in some cases, convenience to the customer.

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
We believe that, in the aggregate, McKesson’s confidential information, patents, copyrights, trademarks, and intellectual property licenses are important to its operations and market position, but we do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same. We cannot guarantee that our intellectual property portfolio will be sufficient to deter misappropriation, theft, or misuse of our technology, nor that we can successfully enjoin infringers. We periodically receive notices alleging that our products or services infringe on third-party patents and other intellectual property rights. These claims may result in McKesson entering settlement agreements, paying damages, discontinuing use or sale of accused products, or ceasing other activities. While the outcome of any litigation or dispute is inherently uncertain, we do not believe that the resolution of any of these infringement notices would have a material adverse impact on our results of operations.
We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in McKesson’s products or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations as well as our products and services are not materially dependent on any single license or other agreement with any third party.
Human Capital
Our vision for a healthier world begins with our employees, who bring our mission to life every day. We deliver programs that focus on improving employee health and wellness, creating opportunities for growth and development, and providing an inclusive workplace where our employees can reach their full potential. At March 31, 2022, we had approximately 75,000 employees worldwide, including 17,000 part-time employees, as well as 33,000 employees in the U.S. and 13,000 employees in Canada. We also supplement our work force with contractors and/or consultants for certain business projects, processes, and/or operations as demand requires, including for programs such as the COVID-19 vaccine distribution and related ancillary supply kit programs. During 2022, we entered into an agreement to sell the E.U. disposal group which is expected to close within the second half of fiscal year 2023 and completed the sale of our Austrian business. On April 6, 2022, we completed the sale of the U.K. disposal group. At March 31, 2022, we had approximately 29,000 employees in Europe, including 11,000 part-time employees, the majority of whom we expect will be transferred with the E.U. disposal group and U.K. disposal group. Refer to Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report for additional information on our European divestiture activities.
Diversity, Equity, and Inclusion (“DEI”): We are committed to making the principles of DEI integral to everything we do because we believe building a healthier future is everyone’s business. We build successful teams by recruiting, developing, and retaining diverse talent and we recognize our culture of inclusion and belonging as an important element that drives long-term shareholder value. We have 10 employee resource groups (“ERGs”) that are voluntary, employee-led, company-sponsored groups that focus on making a difference among our U.S. employees. ERGs can help employees make authentic connections, showcase leadership skills, and create a positive impact.

McKESSON CORPORATION
At March 31, 2022, women and people of color represented the following:

	McKesson Overall	McKesson Leadership (2)
Metric (1)
Women (3)	64%	46%
People of Color (4) (5)	47%	22%
(1)The data for our metrics is derived from our voluntary self-identification process as of March 31, 2022 and therefore represents our best estimate at this time. For fiscal year 2021, our metrics did not include our employees related to USON as the data was not available.
(2)Represents our leadership at the vice president level and above.
(3)Represents worldwide employees. In North America, women represent 60% of “McKesson Overall” and 48% of “McKesson Leadership.”
(4)Represents U.S. employees only because the data for Canada and Europe is not available.
(5)People of Color includes the following races and ethnicities: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or Two or More Races.
Culture and Leadership: What sets McKesson apart as an exceptional place is our people. Our employees understand that together, unified by our global I2CARE and ILEAD principles, we fulfill our mission of improving care in every setting. Our I2CARE values (Integrity, Inclusion, Customer-First, Accountability, Respect, Excellence) are foundational to all that we do, and who we are as a company. ILEAD (Inspire, Leverage, Execute, Advance, Develop) is our common definition of and shared commitment to leadership. By embracing this commitment, we bring out the best in ourselves and position McKesson to continue to drive better health – for our company, our customers, and the patients they serve – for years to come. We promote leadership behaviors through culture initiatives that offer practical tips on how to debate, decide, and commit, be open and candid, and maintain an enterprise-first mindset when navigating conversations affecting operations within and across our business segments. These values and behaviors help make McKesson unique.
Investment in Employees: To support employee growth and development, we provide regular feedback and training, and work to create and maintain an inclusive environment where everyone can bring their authentic self to work and know they are appreciated, with their perspectives heard and considered. Through training, we encourage leaders to embrace diverse perspectives and lead inclusively. Employee development programs include training, coaching, and 360-degree assessments, which can support the careers of future leaders and their teams. We offer financial assistance programs for higher education opportunities that support employees’ career growth at the company. To provide compensation that is focused on attracting and retaining talent with the skills and experience necessary for a specific role, our compensation program is built on a set of quantifiable factors defined by our guiding principles of internal equity, market competitiveness, and pay for performance. We operate in several countries and our benefits offerings vary accordingly. We offer health and wellness benefits to advance the physical, mental, and social well-being of our people, savings programs to help prepare them for retirement, and flexible work arrangements, among other offerings, when possible. We seek employee feedback through an annual employee opinion survey, which assesses our employees’ levels of engagement, commitment, and overall satisfaction using industry benchmarks, and we then design action plans to improve those metrics.
As broader U.S. labor markets continue to be challenging and evolving, we continue our dedication to recruiting and retaining qualified employees across the organization. During 2022, we committed to increasing base pay and providing long-term incentive awards for certain markets and job classes as necessary to retain top talent. We also made investments in our talent acquisition team by adding recruiters, systems, and process improvements to strengthen our ability to attract employees and reduce the lead time to fill open positions as well as improve our employee value proposition. In response to the COVID-19 pandemic, we offer medical benefits covering COVID-19 related visits, testing (including over-the-counter tests), treatment and vaccines, telehealth options, and emergency paid time off (“PTO”). During the first quarter of 2022, we approved changes to our real estate strategy to increase efficiencies and support flexibility for our employees, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report. Our North American future of work approach is based on four pillars: best talent and co-location, flexibility, mobility, and a partial remote work model for certain employees.

McKESSON CORPORATION
Health and Safety: Our security and safety departments employ systems designed to continually monitor our facilities and work environment to help identify and prevent or mitigate any potential risks. This includes having procedures in place and investing in equipment for both physical and electronic security. We routinely assess facilities to closely monitor adherence to established security and safety standards. If we identify a vulnerability, it is documented, and the facility prepares an action plan. Our employees receive specialized training related to their role, work setting, and equipment used in their work environment. As our processes evolve, we update relevant safety training modules, which may include new employee training programs. In response to the COVID-19 pandemic, our priority has been, and continues to be, protecting the health and safety of our employees, customers, patients, and communities while also safeguarding the healthcare supply chain. The various responses we put in place to mitigate the impact of COVID-19 on our business operations, including telecommuting and work-from-home policies, restricted travel, and enhanced safety measures, are intended to limit employee exposure to the virus that causes COVID-19 as they perform their jobs while also providing employee support programs and a sense of belonging. During 2022, we implemented COVID-19 vaccination protocols designed to be consistent with federal, state, and local laws and with customer requirements for our U.S. and Canada employees. For additional information on our response to COVID-19 in the workplace, refer to the COVID-19 section of “Trends and Uncertainties” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II included in this Annual Report.
Government Regulation
McKesson, generally and in many of the highly regulated industries in which it operates, is subject to oversight by various federal, state, and local governmental entities in the U.S. and elsewhere. The Company incurs significant expense and makes large investments to enable it to comply with regulations and guidance promulgated by those governmental entities. A failure, or alleged failure, by the Company to comply with statutes, regulations, or other laws could have a material adverse impact to the Company’s business operations, reputation, results of operations, and financial and competitive position.
Controlled Substances: We are subject to the operating and security standards of the U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), HHS, the Centers for Medicare & Medicaid Services (“CMS”), various state boards of pharmacy, state health departments, and comparable agencies in the U.S. and other countries. We maintain extensive controlled substance monitoring and reporting programs at considerable expense in order to help us meet those standards. We have incurred monetary penalties and licensing sanctions pursuant to these requirements and future allegations of noncompliance could result in our inability to obtain, maintain, or renew permits, licenses, or other regulatory approvals needed for the operation of our businesses.
Additionally, the Company is a defendant in many litigation matters alleging claims related to its distribution of controlled substances (opioids), including claims about regulatory compliance. On February 25, 2022, the Company and two other U.S. pharmaceutical distribution companies (collectively, "Distributors") determined that there is sufficient State and subdivision participation to proceed with an agreement to settle a substantial majority of opioids-related lawsuits filed against the Distributors by U.S. states, territories, and local governmental entities. The Company incurs and expects to continue to incur significant expense in order to resolve those and other opioids-related matters. As part of that resolution, the Company will bear a portion of the expense to establish and maintain a clearinghouse for data related to distribution of controlled substance. For more information about those litigation matters, refer to Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report.
Government Contracts: Our contracts with government entities typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. These statutory and regulatory requirements complicate our business and increase our compliance burden. We are subject to audits, investigations and oversight proceedings about our compliance with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we may be subject to sanctions such as monetary damages, criminal and civil penalties, termination of contracts and suspension or debarment from government contract work.

McKESSON CORPORATION
Federal, state and local governmental entities in the U.S. and elsewhere continue to strengthen their position and scrutiny of practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Our relationships with pharmaceutical and medical surgical product manufacturers, healthcare providers, and other companies and individuals, as well as our provision of products and services to government entities, subject our business to statutes, regulations, and government guidance that are intended to prevent fraud and abuse. Many of these laws are vague or indefinite and have not been interpreted by the courts and, as such, may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations at added expense. Failure to comply with these laws, including the federal Anti-Kickback Statute, could subject us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs, or pursue government contracts.
Healthcare Regulation: In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. There are also further efforts to broaden healthcare coverage. U.S. lawmakers also have explored proposals to reduce drug prices, including requiring greater price transparency, authorizing the federal government to negotiate prices for some drugs covered under the Medicare program, and drug importation measures. Provincial governments in Canada that provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs have sought to reduce the costs of publicly funded health programs. For example, provincial governments have taken steps to reduce consumer prices for generic pharmaceuticals and, in some provinces, change professional allowances paid to pharmacists by generic manufacturers. Many European governments provide or subsidize healthcare to consumers and patients by regulating pharmaceutical prices, patient eligibility, or reimbursement levels to control government healthcare system costs. European governments are continuously reviewing measures to support the reduction of public healthcare spending. Such measures can exert pressure on pricing frameworks and reimbursement timelines for pharmaceuticals, which in turn may impact customer behavior. There is substantial uncertainty about the likelihood and timing of any healthcare policy reform as each E.U. country operates in a separate healthcare environment.
In December 2020, the CMS issued a final rule pertaining to “Best Price” reporting requirements under the Medicaid Drug Rebate Program. Among other things, that rule may impact drug pricing and solutions to help patients afford their medications. This rule is subject to ongoing litigation. Unless the legal challenge to the rule is successful, the rule will likely become effective on January 1, 2023. There is substantial uncertainly about the likelihood, timing, and ultimate resolutions of these lawsuits.
Additionally, there have been increasing efforts by governments to regulate the pharmaceutical drug supply chain in order to prevent the introduction of counterfeit, stolen, contaminated, or otherwise harmful drugs into the pharmaceutical distribution system, otherwise known as pedigree tracking. For example, the U.S. Drug Quality and Security Act of 2013 (“DQSA”) requires us to participate in a federal prescription drug track and trace system that preempts state drug pedigree requirements, and the U.S. Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies, such as track and trace or authentication technologies, to secure the pharmaceutical supply chain against counterfeit drugs. We also have record-keeping and other obligations under the E.U. Falsified Medicines Directive. Pedigree tracking laws such as these increase our compliance burden and our pharmaceutical distribution costs.

McKESSON CORPORATION
Data Security and Privacy: We are subject to a variety of privacy and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) we must maintain administrative, physical, and technological safeguards to protect individually identifiable health information (“protected health information”) and ensure the confidentiality, integrity, and availability of electronic protected health information. We are subject to significant compliance obligations under privacy laws such as the General Data Protection Regulation (“GDPR”) in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, and an expanding list of comprehensive state privacy laws in the United States, including the California Consumer Protection Act (“CCPA”). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions or otherwise limit our use of data. Many of these laws also require us to provide access or other data rights (modification, deletion, portability, etc.) to consumers’ and patients’ individual personal data records within specified periods of time. Laws such as the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022 may require us to provide notifications of significant data privacy breaches or cybersecurity incidents before our investigations are complete. We are subject to privacy and data protection compliance audits or investigations by various government agencies. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. We also have contractual obligations that might be breached if we fail to comply with privacy and data security laws. Our efforts to comply with privacy and data security laws complicate our operations and add to our costs.
Environmental Regulation: We are subject to many environmental and hazardous materials regulations, including those relating to radiation-emitting equipment operated at U.S. Oncology Network practices. Additionally, our operations are subject to regulations under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, as discussed in more detail below. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws. We are committed to maintaining compliance with all environmental laws applicable to our operations, products, and services and to reducing our environmental impact across all aspects of our business. We meet this commitment through an environmental strategy and sustainability program.
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report.
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are not material to our operations or financial position. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues or to comply with environmental laws, regulations, or government guidance in the future.
Climate Change Regulation: Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose costs on us, including capital expenditures to develop data gathering and reporting systems. Until the timing and extent of climate-related laws are clarified, we cannot predict their potential effect on our capital expenditures or our results of operations.

McKESSON CORPORATION
Other Information about the Business
Customers: During 2022, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 52% of our total consolidated revenues. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 21% of our total consolidated revenues in 2022. In May 2019, we extended our pharmaceutical distribution relationship with CVS to June 2023. Our ten largest customers comprised approximately 43%, and CVS was approximately 28%, of total trade accounts receivable at March 31, 2022. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our U.S. Pharmaceutical segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than our largest supplier at 9% of our purchases in 2022. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in 2022 accounted for approximately 55% of our purchases.
Some of our distribution arrangements with manufacturers provide us compensation based on a percentage of our purchases. In addition, we have certain distribution arrangements with pharmaceutical manufacturers that include an inflation-based compensation component whereby we benefit when the manufacturers increase their prices as we sell our existing inventory at the new higher prices. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to us, could have an adverse impact on our gross profit margin.
Research and Development: Research and development expenses were $70 million, $74 million, and $96 million during 2022, 2021, and 2020, respectively.
Financial Information About Foreign and Domestic Operations: Certain financial information relating to foreign and domestic operations is discussed in Financial Note 21, “Segments of Business,” to the consolidated financial statements included in this Annual Report as well as in “Foreign Operations” in Item 7 of Part II of this Annual Report. See “Risk Factors” in Item 1A of Part I below for information regarding risks associated with our foreign operations.
Forward-Looking Statements
This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 (“Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in Item 1A of Part I of this report under “Risk Factors” and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
Item 1A.    Risk Factors
The discussion below identifies certain representative risks that might cause our actual business results to materially differ from our estimates. It is not practical to identify or describe all risks and uncertainties that might materially impact our business operations, reputation, financial position, or results of operations. Our business could be materially affected by risks that we have not yet identified or that we currently consider to be immaterial. This is not a complete statement of all potential risks and uncertainties.

McKESSON CORPORATION
Litigation and Regulatory Risks
We experience costly and disruptive legal disputes.
We are routinely named as a defendant in litigation or regulatory proceedings and other legal disputes, which may include asserted class action litigation, such as those described in Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report. Regulatory proceedings involve allegations such as false claims, healthcare fraud and abuse, and antitrust violations. Civil litigation proceedings involve commercial, employment, environmental, intellectual property, tort, and other claims. Despite valid defenses that we assert, legal disputes are often costly, time-consuming, distracting to management and disruptive to normal business operations. The uncertainty and expense associated with unresolved legal disputes might harm our business and reputation even if the matter ultimately is favorably resolved. The outcome of legal disputes is difficult to predict. Outcomes can occur that are not justified by the evidence or existing law. Outcomes include monetary damages, penalties and fines, and injunctive or other relief that requires us to change our business operations and incur significant expense. Accordingly, legal disputes might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
We might experience losses not covered by insurance or indemnification.
Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing and administration of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payer businesses and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. For example, pharmacy operations are exposed to risks such as improper filling of prescriptions, mislabeling of prescriptions, inadequacy of warnings, unintentional distribution of counterfeit drugs, and expiration of drugs. Although we seek to maintain adequate insurance coverage, such as property insurance for inventory and professional and general liability insurance, coverages on acceptable terms might be unavailable, or coverages might not cover our losses. We generally seek to limit our contractual exposure, but limitations of liability or indemnity provisions in our contracts may not be enforceable or adequately protect us from liability. Uninsured losses might have a materially adverse impact on our business operations and our financial position or results of operations.
We experience costly legal disputes, government actions, and adverse publicity regarding our role in distributing controlled substances such as opioids.
The Company is a defendant in many litigation matters alleging claims related to the distribution of controlled substances (opioids), as described in Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report. We regularly are named as a defendant in similar, new cases. The plaintiffs in those cases include governmental entities (such as states, provinces, counties, and municipalities) as well as businesses, groups and individuals. The cases allege violations of controlled substance laws and other laws, and they make common law claims such as negligence and public nuisance. Many of these cases raise novel theories of liability. Any proceedings can have unexpected outcomes that are not justified by evidence or existing law. Legal proceedings such as these often involve significant expense, management time and distraction, and risk of loss that can be difficult to predict or quantify. It is not uncommon for claims to be resolved over many years. Outcomes include monetary damages, penalties and fines, and injunctive or other relief that requires us to change our business operations and incur significant expense. Although the Company has valid defenses and is vigorously defending itself, some proceedings have been and others may be resolved by negotiated outcome. Not all proceedings, however, are resolved by settlement. Our reputation has been and may continue to be impacted by publicity regarding the litigation and related allegations. The adverse outcome of legal proceedings might have a materially adverse impact on our business operations and our financial position or results of operations.
We might experience increased costs to distribute controlled substances such as opioids.
Legislative, regulatory, or industry measures related to the distribution of controlled substances such as prescription opioids could affect our business in ways that we may not be able to predict. For example, some states have passed legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states and other states have considered similar legislation. Liabilities for taxes or assessments or other costs of compliance under any such laws might have a materially adverse impact on our reputation, business operations, and our financial position or results of operations.

McKESSON CORPORATION
We are subject to extensive, complex and challenging healthcare and other laws.
Our industry is highly regulated, and further regulation of our distribution businesses and technology products and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations. For example, we are subject to many environmental and hazardous materials regulations, including those relating to radiation-emitting equipment operated at U.S. Oncology Network practices. Additionally, we are subject to various routine agency and ad hoc inspections by government agencies to determine compliance with various statutes and regulations. Any noncompliance by us with applicable laws or the failure to maintain, renew or obtain necessary permits and licenses could lead to enforcement actions or litigation and might have a materially adverse impact on our business operations and our financial position or results of operations.
We are subject to extensive and frequently changing laws relating to healthcare fraud, waste and abuse.
    Federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position and scrutiny over practices that may indicate fraud, waste and abuse affecting government healthcare programs such as Medicare and Medicaid. Our relationships with companies and individuals including pharmaceutical and medical surgical product manufacturers and healthcare providers, as well as our provision of products and services to government entities, subject our business to statutes, regulations, or government guidance that are intended to prevent fraud, waste, and abuse. Among other things, those laws: (1) prohibit persons from soliciting, offering, receiving, or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid, or other government-sponsored healthcare programs; (2) impose many restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal healthcare program such as Medicare and Medicaid. Many of these laws, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts, regulators, or enforcing agencies. Those laws may be interpreted or applied in a manner that could require us to make changes in our operations at added expense. Failures to comply with those laws exposes us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties. Such failures might result in the loss of licenses or our ability to participate in Medicare, Medicaid or other federal and state healthcare programs. These sanctions might have a materially adverse impact on our business operations and our financial position or results of operations.
We might lose our ability to purchase, compound, store or distribute pharmaceuticals and controlled substances.
We are subject to the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the CMS, and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, FDA, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. For example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards, and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, distribution, and disposal of controlled substances. Noncompliance with these requirements results in monetary penalties and/or licensing sanctions. If we are not able to obtain, maintain, or renew permits, licenses, or other regulatory approvals needed for the operation of our businesses, it might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION
Privacy and data protection laws increase our compliance burden.
We are subject to a variety of privacy and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, under HIPAA we must maintain administrative, physical, and technological safeguards for protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information. We are subject to significant compliance obligations under privacy laws such as the GDPR in the E.U., the PIPEDA in Canada, and an expanding list of comprehensive state privacy laws in the United States, including the CCPA in California. Some privacy laws prohibit the transfer of personal information to certain other jurisdictions or otherwise limit our use of data. Many of these laws also require us to provide access or other data rights (modification, deletion, portability, etc.) to consumers’ and patients’ individual personal data records within specified periods of time. Laws such as the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022 may require us to provide notifications of significant data privacy breaches or cybersecurity incidents before our investigations are complete. We are subject to privacy and data protection compliance audits or investigations by various government agencies. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. We also have contractual obligations that might be breached if we fail to comply with privacy and data security laws. Our efforts to comply with privacy laws complicates our operations and adds to our costs. A significant privacy breach or failure to comply with privacy and data security laws might have a materially adverse impact on our reputation, business operations, and our financial position or results of operations.
Anti-bribery and anti-corruption laws increase our compliance burden.
We are subject to laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar regulations in other jurisdictions. The U.K. Bribery Act, for example, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Our failure to comply with these laws might subject us to civil and criminal penalties that might have a materially adverse impact on our reputation, business operations and our financial position or results of operations.
Company and Operational Risks
We might record significant charges from impairment to goodwill, intangibles and other assets or investments.
We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances, such as a divestiture, indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, burdensome new laws or divestiture of a business or asset for less than its carrying value. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, a deterioration in the U.S. and global financial markets, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. For example, the COVID-19 pandemic has disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments and assumptions used in our forecasts and impairment assessments. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION
We experience cybersecurity incidents that might significantly compromise our technology systems or might result in material data breaches.
We, our external service providers, and other third parties with which we do business use technology and systems to perform our business operations, such as the secure electronic transmission, processing, storage and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company and workforce. Despite physical, technical, and administrative security measures, technology systems and operations of the Company and third parties with which we do business are subject to cyberattacks and cybersecurity incidents. Cybersecurity incidents include unauthorized occurrences on or conducted through our information systems, such as tampering, malware insertion, ransomware attacks, or other system integrity events. The risk of cyberattacks increases from time to time due to a variety of internal and external factors, including during political conflicts or unrest. A cybersecurity incident might involve a material data breach or other material impact to the confidentiality, integrity, availability, and operations of our technology systems or data, which might result in injury to patients or consumers, litigation or regulatory action, disruption of our business operations, loss of customers or revenue, and increased expense, any of which might have a materially adverse impact on our business, reputation, and our financial position or results of operations.
We might experience significant problems with information systems or networks.
We rely on sophisticated information systems and networks to perform our business operations, such as to obtain, rapidly process, analyze, and manage data that facilitate the purchase and distribution of thousands of inventory items from distribution centers. We provide remote services that involve hosting customer data and operating software on our own or third-party systems. Our customers rely on their ability to access and use these the systems and their data as needed. The networks and hosting systems are vulnerable to interruption or damage from sources beyond our control, such as power loss, telecommunications failures, fire, natural disasters, software and hardware failures and cybersecurity incidents. If those information systems or networks suffer errors, interruptions, or become unavailable, or if the timely delivery of medical care or other customer business requirements are impaired by data access, network, or systems problems, we might experience injury to patients or consumers, litigation or regulatory action, disruption of our business operations, loss of customers or revenue, and increased expense. Any such problems might have a materially adverse impact on our business, reputation, and our financial position or results of operations.
Our products or services might not conform to specifications or perform as we intend.
We sell and provide services involving complex software and technology that may contain errors, especially when first introduced to market. Healthcare professionals delivering patient care tend to have heightened sensitivity to system and software errors. If our software and technology services are alleged to have contributed to faulty clinical decisions or injury to patients, we might be subject to claims or litigation by users of our software or services or their patients. Errors or failures might damage our reputation and negatively affect future sales. A failure of a system or software to conform to specifications might constitute a breach of warranty that could result in repair costs, contract termination, refunds of amounts previously paid, or claims for damages. Any of these types of errors or failures might have a materially adverse impact on our reputation, business operations, and our financial position or results of operations.
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
Our amended and restated bylaws provide that, unless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for specified legal actions is the Court of Chancery of the State of Delaware or the United States District Court for the District of Delaware if the Court of Chancery does not have or declines to accept jurisdiction (collectively, “Delaware Courts”). Current and former stockholders are deemed to have consented to the personal jurisdiction of the Delaware Courts in connection with any action to enforce that exclusive forum provision and to service of process in any such action. These provisions of the bylaws are not a waiver of, and do not relieve anyone of duties to comply with, federal securities laws including those specifying the exclusive jurisdiction of federal courts under the Exchange Act and concurrent jurisdiction of federal and state courts under the Securities Act. To the extent that these provisions of the bylaws limit a current or former stockholder’s ability to select a judicial forum other than the Delaware Courts, they might discourage the specified legal actions, might cause current or former stockholders to incur additional litigation-related expenses and might result in outcomes unfavorable to current or former stockholders. A court might determine that these provisions of the bylaws are inapplicable or unenforceable in any particular action, in which case we may incur additional litigation related expenses in such action, and the action may result in outcomes unfavorable to us, which could have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
We might be adversely impacted by delays or other difficulties with divestitures.
In July 2021, we announced our intention to exit our businesses in Europe. Refer to Financial Note 2, “Held for Sale,” to the accompanying consolidated financial statements included in this Annual Report for information on our European divestiture activities. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or exit strategies on acceptable terms or in a timely manner, which could delay the achievement of our strategic objectives. After the disposition, we might experience greater dissynergies than expected, and the impact of the divestiture on our revenue or profit might be larger than we expected. We might have difficulties with pre-closing conditions such as regulatory and governmental approvals, which could delay or prevent the divestiture. We might have financial exposure in a divested business, such as through minority equity ownership, financial or performance guarantees, indemnities or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. Any of these risks could adversely affect our ability to achieve the anticipated benefits of a divestiture and might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION
We might not realize the expected tax treatment from our split-off of Change Healthcare.
On March 10, 2020, the Company completed a separation of its interest in Change Healthcare LLC (“Change Healthcare JV”). The divestiture was effected through the split-off of PF2 SpinCo, Inc. (“SpinCo”), a wholly owned subsidiary of the Company that held all of the Company’s interest in the Change Healthcare JV, to certain of the Company’s stockholders through an exchange offer (the “Exchange Offer”), followed by a merger of SpinCo with and into Change Healthcare Inc. (“Change”), with Change surviving the merger (the “Merger” and, together with the Exchange Offer, the “Transactions”). The Company received an opinion from outside legal counsel to the effect that the Transactions qualified as generally tax-free transactions to the Company and its shareholders for U.S. federal income tax purposes. An opinion of legal counsel is not binding on the Internal Revenue Service (the “IRS”) or the courts, and the IRS or the courts may not agree with the intended tax-free treatment of the Transactions. In addition, the opinion could not be relied upon if certain assumptions, representations, and undertakings upon which the opinion was based are materially inaccurate or incomplete, or are violated in any material respect. If the intended tax-free treatment of the Transactions is not sustained, the Company and its stockholders who participated in the Transactions may be required to pay substantial U.S. federal income taxes. In connection with the Transactions, the Company, SpinCo, Change, and the Change Healthcare JV entered into the Tax Matters Agreement, which governs their respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, and local, and non-U.S. taxes, other tax matters, and related tax returns. Under the Tax Matters Agreement, Change is required to indemnify the Company if the Transactions become taxable as a result of certain actions by Change or SpinCo, or as a result of certain changes in ownership of the stock of Change after the Merger. If Change does not honor its obligations to indemnify the Company, or if the Transactions fail to qualify for the intended tax-free treatment for reasons not related to a disqualifying action by Change or SpinCo, the resulting tax to the Company could have a significant adverse effect on our financial position or results of operations.
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
We may be unsuccessful in achieving our strategic growth objectives.
Our business strategy to become a diversified healthcare services company includes investing to build an integrated oncology service business and expand our biopharma services business. Our ability to grow those businesses will depend on our: hiring and retaining talented individuals with necessary knowledge and skills; acquiring, developing, and implementing new technologies and capabilities; forming and expanding business relationships; and successfully competing against providers of similar services. Some competitors have more experience than we do in enabling technologies such as data analytics. We may not achieve our desired return on our investments through our growth strategies. If we fail to achieve acceptable sales and profitability in our strategic growth areas, it might have a materially adverse impact on our business prospects and our financial position or results of operations.
Our business strategy included expanding our retail pharmacy operations. Our retail pharmacy operations involve numerous risks, such as the following ones. We might encounter difficulties attracting and retaining customers to our retail locations due to their unfamiliarity with our brands or our inexperience with local market preferences. Competition from our retail pharmacy operations might strain relationships with our retail pharmacy customers. Consolidation of retail pharmacies with third-party payers, expansion of large retail pharmacy networks, reductions in reimbursement rates, shifts in the mix of branded and generic pharmaceutical sales, and exclusion from preferred pharmacy networks can impair our retail pharmacy sales and profitability. Failure to maintain profitable retail pharmacy operations may result in significant costs, including those associated with site closures and reductions in workforce. We incur long-lived asset impairments related to our retail pharmacy networks. If our retail pharmacy operations fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, it might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION
We might be harmed by large customer purchase reductions, payment defaults or contract non-renewal.
We derive a significant portion of our revenue from, and have a significant portion of our accounts receivable with, a small number of customers. At March 31, 2022, sales to our largest customer represented approximately 21% of our consolidated revenues and approximately 28% of our trade receivables, and those of our ten largest customers combined accounted for approximately 52% of our consolidated revenues and approximately 43% of our trade receivables. A material default in payment, reduction in purchases, or the loss of business from a large customer might have a materially adverse impact on our business operations and our financial position or results of operations.
Our contracts with government entities involve future funding and compliance risks.
Our contracts with government entities are subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In addition, the future volume of products or services purchased by a government customer is often uncertain. Our government contracts might not be renewed or might be terminated for convenience with little prior notice. Government contracts typically expose us to higher potential liability than do other types of contracts. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulations, Procurement Integrity Act, Buy American Act, Trade Agreements Act, and other laws and regulations. We are subject to government audits, investigations and oversight proceedings. Government agencies routinely review and audit government contractors to determine whether they are complying with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we may be subject to various sanctions such as monetary damages, criminal and civil penalties, termination of contracts and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.
Our participation in vaccination distribution programs may materially affect our operating results, reputation, and business.
We participate as a distributor in government-sponsored vaccination programs, such as the U.S. government’s COVID-19 distribution program (“Federal COVID-19 Response”). We also provide supplies used for vaccine administration in the Federal COVID-19 Response. Our participation in such programs exposes us to various uncertainties. For example, the novel nature and rapid mutation of the SARS-CoV‑2 virus, the changing distribution scope of COVID-19 vaccines, supply chain stability, inflation, and the effectiveness of other COVID-19 transmission mitigation measures introduce uncertainty about what volumes of vaccines and related supplies may be distributed by us, the safety and efficacy of newly developed vaccines, and the cost of distribution. Because of such uncertainties, our operating results may be subject to variability. Our participation in such programs also exposes us to various risks, including regulatory compliance, government oversight, dependence on government funding, contractual performance, litigation, security risks, and supply chain challenges. Any significant problems with our participation in such programs might have a materially adverse impact on our reputation and our business. Because of these risks and uncertainties our operating results may be materially higher or lower than our projections.

McKESSON CORPORATION
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
We believe that our products and services do not infringe the proprietary rights of third parties, but third parties have asserted infringement claims against us and may do so in the future. If a court were to hold that we infringed other’s rights, we might be required to pay substantial damages, develop non-infringing products or services, obtain a license, stop selling or using the infringing products or services, or incur other sanctions. We rely on trade secret, patent, copyright, and trademark laws, nondisclosure obligations, and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. We might initiate costly and time-consuming litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. Our intellectual property protection efforts might be inadequate to protect our rights. Our competitors might develop non-infringing products or services equivalent or superior to ours. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Our use of third-party data is subject to limitations that could impede the growth of our data services business.
We attempt to structure our diligence processes to satisfy contractual and other operative data usage rights and limitations associated with customer, partner, and other third-party data flowing through our businesses. These rights and limitations can apply to both confidential commercial data and personal data provided to us by these customers, partners, and other third parties. Failure to satisfy these data usage rights and limitations can lead to contractual breach and other legal claims or reputational impacts. If a court were to hold that we violated these contractual rights, we might be required to pay substantial damages; we may need to stop using, sharing, and/or selling certain products and services; or we could incur other financial, legal, and/or reputational consequences. In addition, in order to reach our data strategy growth objectives, we might be unable to obtain at an acceptable cost the data usage rights needed to advance such goals. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be unable to successfully recruit and retain qualified employees.
Our ability to attract, engage, develop, and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers results in increased salaries, benefits, or other employee-related costs, or in our failure to recruit and retain employees. We may experience sudden loss of key personnel due to a variety of causes, such as illness, and must adequately plan for succession of key management roles. Employees might not successfully transition into new roles. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
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
For example, some changes in reimbursement methodologies (including government rates) for pharmaceuticals, medical treatments, and related services reduce profit margins for us and our customers and impose new legal requirements on healthcare providers. Those changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the basis for payments, shifting away from fee-for-service and towards value-based payments and risk-sharing models, and increases in the use of managed care.

McKESSON CORPORATION
In the U.S., the ACA significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. There have been continued efforts to challenge the ACA. There are also efforts to broaden healthcare coverage. U.S. lawmakers also have explored proposals to reduce drug prices, including requiring greater price transparency, enabling Medicare to directly negotiate drug prices, and drug importation measures. These proposals might result in significant changes in the pharmaceutical value chain as manufacturers, pharmacy benefit managers, managed care organizations, and other industry stakeholders look to implement new transactional flows and adapt their business models.
Private challenges to government healthcare policy may also have significant impacts on our business. For example, over a dozen pharmaceutical manufacturers have unilaterally restricted sales under the 340B drug pricing program to contract pharmacies. The 340B drug pricing program requires manufacturers to offer discounts on certain drugs purchased by “covered entities,” which include safety-net providers. The HRSA has taken the position that a covered entity may dispense such discounted drugs through multiple contract pharmacies. Starting in 2020, some manufacturers began to restrict such practices. A number of manufacturers and the HHS continue to litigate these issues. So far, lower courts have rendered somewhat conflicting opinions.
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
Many European governments provide or subsidize healthcare to consumers and patients by regulating pharmaceutical prices, patient eligibility, or reimbursement levels to control government healthcare system costs. European governments are continuously reviewing measures to support the reduction of public healthcare spending. Such measures can exert pressure on pricing frameworks and reimbursement timelines for pharmaceuticals, which in turn may impact customer behavior. There is substantial uncertainty about the likelihood and timing of any healthcare policy reform as each E.U. country operates in a separate healthcare environment.
Although there is substantial uncertainty about the likelihood, timing, and results of these health reform efforts, their implementation might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by competition and industry consolidation.
Our businesses face a highly competitive global environment with strong competition from international, national, regional and local full-line, short-line, and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies, and large payer organizations. In addition, our businesses face competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. Due to consolidation, a few large suppliers control a significant share of the pharmaceuticals market. This concentration reduces our ability to negotiate favorable terms with suppliers and causes us to depend on a smaller number of suppliers. Many of our customers, including healthcare organizations, have consolidated and have greater power to negotiate favorable prices. Consolidation by our customers, suppliers and competitors might reduce the number of market participants and give the remaining enterprises greater bargaining power, which might lead to erosion in our profit margin. Consolidation might increase counter-party credit risk because credit purchases increase for fewer market participants. These competitive pressures and industry consolidation might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION
We might be adversely impacted by changes or disruptions in product supply.
Our supply arrangements might be interrupted or adversely affected by a variety of causes over which we have no control, such as export controls or trade sanctions, labor disputes, unavailability of key manufacturing sites, inability to procure raw materials, quality control concerns, ethical sourcing issues, supplier’s financial distress, natural disasters, civil unrest or acts of war, the impact of epidemics or pandemics, such as COVID-19, and other general supply constraints. Our inventory might be requisitioned, diverted, or allocated by government order such as under emergency, disaster, and civil defense declarations. The FDA banned certain manufacturers from selling raw materials and drug ingredients in the U.S. due to quality issues. For example, government actions in response to the COVID-19 pandemic affect our supply allocation, and those and our own allocation decisions can impact our customer relationships. Changes in the healthcare industry’s or our suppliers’ pricing, selling, inventory, distribution, or supply policies or practices could significantly reduce our revenues and net income. We might experience disruptions in our supply of higher margin pharmaceuticals, including generic pharmaceuticals. Any of these changes or disruptions might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted as a result of our distribution of generic pharmaceuticals.
Our generic pharmaceuticals distribution business is subject to pricing risks. We might be adversely impacted if our ClarusONE joint venture is unsuccessful or experiences margins declines. Generic drug manufacturers often offer a generic version of branded pharmaceuticals while they challenge the validity or enforceability branded pharmaceutical patents. The patent holder might assert infringement claims against us for distributing those generic versions and the generic drug manufactures may not fully indemnify us against such claims. These risks, as well as changes in the availability, pricing volatility, reimbursement rates for generic drugs, or significant changes in the nature, frequency or magnitude of generic pharmaceutical launches, might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by inflation, an economic slowdown, or recession.
Inflationary conditions result in increased costs and decreased levels of consumer commercial spending and, to the extent we are not able to offset such cost increases from our suppliers, increase the costs which we incur to purchase inventories and services. Inflationary pressure is increased by supply chain disruptions and reduced availability of key commodities. Cost inflation during 2022 generally increased our transportation, operational, and other administrative costs associated with our normal business operations. An economic slowdown or recession could reduce the prices our customers are able or willing to pay for our products and services and reduce the volume of their purchases. Recessionary pressure may be increased by the COVID-19 pandemic and regional political and military conflicts. Any economic slowdown or recession and the impact of inflation might have a materially adverse impact on our business operations and our financial position or results of operations.
Disruption or other changes in capital and credit markets might impede access to credit and increase borrowing costs for us and our customers and suppliers and might impair the financial soundness of our customers and suppliers.
Volatility and disruption in global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by financial institutions, or decreased liquidity and increased costs in the commercial paper market, might adversely affect our borrowing ability and cost of borrowing. We generally sell our products and services under short-term unsecured credit arrangements. An adverse change in general economic conditions or access to capital might cause our customers to reduce their purchases from us, or delay or fail paying amounts owed to us. Suppliers might increase their prices, reduce their output or change their terms of sale due to limited availability of credit. Suppliers might be unable to make payments due to us for fees, returned products, or incentives. These risks are increased by the COVID-19 pandemic and regional political and military conflicts. Interest rate increases or changes in capital market conditions might impede our or our customers’ or suppliers’ ability or cost to obtain credit. Any of these risks might have a material adverse impact on our business operations and our financial position or results of operations.

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
We are subject to the tax laws in the U.S. at the federal, state, and local government levels and to the tax laws of many other jurisdictions in which we operate or sell products or services. Tax laws might change in ways that adversely affect our tax positions, effective tax rate, and cash flow. The tax laws are extremely complex and subject to varying interpretations. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions might be challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows, and our financial position or results of operations.
We might be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business in various currencies, including the U.S. dollar, euro, British pound sterling and Canadian dollar. Changes in foreign currency exchange rates could reduce our revenues, increase our costs, or otherwise adversely affect our financial results reported in U.S. dollars. For example, we are exposed to transactional currency exchange risk due to our import and export of products that are purchased or sold in currencies other than the U.S. dollar. We also have currency exchange risk due to intercompany loans denominated in various currencies. The COVID-19 pandemic and regional political and military conflict have affected and might increase currency exchange rate volatility. We may from time to time enter into foreign currency contracts, foreign currency borrowings or other techniques intended to hedge a portion of our foreign currency exchange rate risks. These hedging activities may not completely offset the adverse financial effects of unfavorable movements in foreign currency exchange rates during the time the hedges are in place. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
General Risk Factors
We might be adversely impacted by events outside of our control, such as widespread public health issues, natural disasters, political events, and other catastrophic events.
We might be adversely affected by events outside of our control, including: widespread public health issues, such as epidemic or pandemic infectious diseases; natural disasters such as earthquakes, floods, or severe weather; political events such as terrorism, military conflicts, and trade wars; and other catastrophic events. These events can disrupt operations for us, our suppliers, our vendors, and our customers. They might affect consumer confidence levels and spending or the availability of certain goods or commodities. For example, in February 2022, the Russian Federation began conducting military operations against Ukraine, resulting in global economic uncertainty and increased cost of various commodities. As another example, the COVID-19 pandemic affects product manufacturing, supply, and transport availability and cost in unpredictable ways that depend on highly uncertain future developments. In response to these types of events, we might suspend operations, implement extraordinary procedures, seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

McKESSON CORPORATION
We may be adversely affected by global climate change or by legal, regulatory, or market responses to such change.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities, and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities (such as distribution or fulfillment centers), loss or spoilage of inventory due to unusual ambient temperatures, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position, or results of operation.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Because of the nature of our principal businesses, our plant, warehousing, retail pharmacies, office, and other facilities are operated in widely dispersed locations, primarily throughout North America and Europe. Retail pharmacies and most warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 10, “Leases,” to the consolidated financial statements included in this Annual Report.
In July 2021, we announced our intention to exit our businesses in Europe. As of March 31, 2022, the majority of our properties in Europe are expected to be divested and are classified as Assets held for sale in the Company’s Consolidated Balance Sheet, as discussed in more detail in Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report.
During the first quarter of 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of our office space in North America. Where we ceased using office space, we exited the portion of the facility no longer used. We also retained and repurposed certain other office locations. This initiative was substantially completed in 2022. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for further details.
Item 3.    Legal Proceedings.
Certain legal proceedings in which we are involved are discussed in Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. Disclosure of an environmental proceeding with a governmental agency is generally included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.

McKESSON CORPORATION
Item 4.    Mine Safety Disclosures.
Not applicable.

McKESSON CORPORATION
Information about our Executive Officers
The following table sets forth information regarding the executive officers of the Company, including their principal occupations during the past five years.
There are no family relationships between any of the executive officers or directors of the Company. The term of office of each executive officer expires at the first meeting of the Board of Directors (“Board”) following the annual meeting of shareholders, or until their successors are elected and have qualified, or until death, resignation, or removal, whichever is sooner.

Name	Age	Position with Registrant and Business Experience

Brian S. Tyler	55	Chief Executive Officer and a director since April 2019; President and Chief Operating Officer from August 2018 to March 2019; Chairman of the Management Board of McKesson Europe AG from 2017 to 2018; President and Chief Operating Officer, McKesson Europe from 2016 to 2017; President of North America Distribution and Services from 2015 to 2016; and Executive Vice President, Corporate Strategy and Business Development from 2012 to 2015. Service with the Company - 25 years.

Britt J. Vitalone	53	Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014. Service with the Company - 16 years.

Tracy L. Faber	52	Executive Vice President and Chief Human Resources Officer since October 2019. Previously, Senior Vice President of Human Resources. Service with the Company - 11 years.

Nancy Flores	55	Executive Vice President, Chief Information Officer and Chief Technology Officer since January 2020. Chief Information Officer, Johnson Controls from 2018 to July 2019. Corporate Officer and Vice President of Business and Technology Services, Abbott Laboratories from 1996 to 2018. Service with the Company - 2 years.

Thomas L. Rodgers	51	Executive Vice President, Chief Strategy and Business Development Officer since June 2020. Previously, Senior Vice President and Managing Director of McKesson Ventures from 2014 to 2020. Service with the Company - 8 years.

Lori A. Schechter	60	Executive Vice President, Chief Legal Officer and General Counsel since June 2014. Associate General Counsel from January 2012 to June 2014. Litigation Partner, Morrison & Foerster LLP from 1995 to December 2011. Service with the Company - 10 years.

McKESSON CORPORATION
PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information: The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”) under the trading symbol of “MCK.”
Holders: At March 31, 2022, there were 4,636 holders of record of our common stock.
Dividends: In July 2021, our quarterly dividend was raised from $0.42 to $0.47 per common share for dividends declared on or after such date by the Board. We declared regular cash dividends of $1.83, $1.67, and $1.62 per share for the years ended March 31, 2022, 2021, and 2020, respectively.
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Securities Authorized for Issuance under Equity Compensation Plans: Information relating to this item is provided under Part III, Item 12, to this Annual Report.
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

McKESSON CORPORATION

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2019			$3,469
Shares repurchased - Open market	9.2	$144.68	(1,334)
Shares repurchased - May 2019 ASR	4.7	$127.68	(600)
Balance, March 31, 2020			1,535
Shares repurchase authorization increase in 2021			2,000
Shares repurchased - Open market (3)	4.7	$160.33	(750)
Balance, March 31, 2021			2,785
Shares repurchased - May 2021 ASR	5.2	$193.22	(1,000)
Shares repurchased - Open market	4.6	$217.73	(1,007)
Shares repurchase authorization increase in 2022			4,000
Shares repurchased - February 2022 ASR (4)	4.8	$265.56	(1,500)
Balance, March 31, 2022			$3,278
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards. It also excludes shares related to our split-off of the Change Healthcare JV as described in Financial Note 19, “Stockholders' Equity (Deficit)” to the consolidated financial statements included in this Annual Report.
(2)The number of shares purchased reflects rounding adjustments.
(3)Of the total dollar value, $8 million was accrued within “Other accrued liabilities” in our Consolidated Balance Sheet as of March 31, 2021 for share repurchases that were executed in late March and settled in early April.
(4)In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in May 2022.
The following table provides information on our share repurchases during the fourth quarter of 2022:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2022 - January 31, 2022	—	$—	—	$4,778
February 1, 2022 - February 28, 2022	4.8	265.56	4.8	3,278
March 1, 2022 - March 31, 2022	—	—	—	3,278
Total	4.8		4.8
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in May 2022.

McKESSON CORPORATION
Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on our common stock for the periods indicated with the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Health Care Index. The S&P 500 Health Care Index was selected as a comparator because it is generally available to investors and broadly used by other companies in the same industry.

	March 31,
	2017	2018	2019	2020	2021	2022
McKesson Corporation	$100.00	$95.83	$80.55	$94.18	$137.19	$217.12
S&P 500 Index	$100.00	$113.99	$124.82	$116.11	$181.54	$209.94
S&P 500 Health Care Index	$100.00	$111.27	$127.84	$126.55	$169.62	$202.01
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2017 and that all dividends are reinvested.
Item 6.    Reserved.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL

Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in Item 8 of Part II of this Annual Report on Form 10-K (“Annual Report”).
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean our fiscal year.
Our Financial Review within this Form 10-K generally discusses 2022 and 2021 results and year-over-year comparisons between 2022 and 2021. For a discussion on our year-over-year comparisons between 2021 and 2020, refer to our Annual Report on Form 10-K for the year ended March 31, 2021, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II, previously filed with the Securities and Exchange Commission on May 12, 2021.
Certain statements in this report constitute forward-looking statements. See Item 1 - Business - Forward-Looking Statements in Part I of this Annual Report for additional factors relating to these statements and Item 1A - Risk Factors in Part I of this Annual Report for a list of certain risk factors applicable to our business, financial condition, and results of operations.
Overview of Our Business:
We are a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. Our teams partner with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
The following summarizes our four reportable segments. Refer to Financial Note 21, “Segments of Business,” to the consolidated financial statements included in this Annual Report for further information regarding our reportable segments.
•U.S. Pharmaceutical is a reportable segment that distributes branded, generic, specialty, biosimilar, and over-the-counter pharmaceutical drugs and other healthcare-related products. This segment also provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing, technological, and other services.
•Prescription Technology Solutions is a reportable segment that combines automation and our ability to navigate the healthcare ecosystem to connect pharmacies, providers, payers, and biopharma companies to address patients’ medication access, adherence, and affordability challenges to help people get the medicine they need to live healthier lives.
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the United States (“U.S.”).
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. During 2022, we entered into agreements to sell certain of our businesses in the European Union (“E.U.”) and our retail and distribution businesses in the United Kingdom (“U.K.”), as well as completed the sale of our Austrian business. These divestitures are further described in the “European Divestiture Activities” section below.
European Divestiture Activities
On July 5, 2021, we entered into an agreement to sell certain of our businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.4 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. We recorded charges of $438 million for the year ended March 31, 2022 in total operating expenses to remeasure the E.U. disposal group to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. The remeasurement adjustment includes a $151 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro. The transaction is anticipated to close within the second half of fiscal year 2023, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals.
On November 1, 2021, we announced an agreement to sell our retail and distribution businesses in the U.K. (“U.K. disposal group”) to Aurelius Elephant Limited. In April 2022, we entered into an amendment to the agreement for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. We recorded charges of $1.2 billion for the year ended March 31, 2022 in total operating expenses to remeasure the U.K. disposal group to fair value less costs to sell. The remeasurement adjustment includes a $734 million loss related to the accumulated other comprehensive income balances associated with the U.K. disposal group, driven by declines in the British pound sterling. The transaction closed on April 6, 2022, and at closing the buyer assumed and repaid a note payable to us of approximately $118 million.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
On January 31, 2022, we completed the sale of our Austrian business to Quadrifolia Management GmbH in a management-led buyout for a purchase price of €244 million (or, approximately $276 million), including certain adjustments. We divested net assets of the Austrian business of $272 million, primarily within the International segment, and the buyer assumed a note payable to us of approximately $63 million which was paid to us in the fourth quarter of 2022. We recorded a charge of $32 million for the year ended March 31, 2022 in total operating expenses to remeasure the Austrian business to fair value less costs to sell.
On January 31, 2022, we sold our 30% interest in the German pharmaceutical wholesale joint venture to Walgreens Boots Alliance (“WBA”). We recognized a $42 million gain within “Other income, net” in the Consolidated Statement of Operations for the year ended March 31, 2022 related to this sale.
As of March 31, 2022, we had $4.5 billion of assets and $4.7 billion of liabilities classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Consolidated Balance Sheet primarily related to the European divestiture activities described above. Refer to Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report for more information.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the year ended March 31, 2022.
•The pandemic disease caused by the SARS-CoV-2 coronavirus (“COVID-19”) impacted our results of operations for the year ended March 31, 2022. As previously disclosed in our 2021 Annual Report, pharmaceutical distribution volumes decreased across the enterprise during the first quarter of 2021 as a result of the weakened and uncertain global economic environment and COVID-19 restrictions, including government-mandated business shutdowns and shelter-in-place orders, following the onset of the pandemic. The recovery from the pandemic is favorably reflected in our results when comparing 2022 versus 2021. We also had favorable contributions from our COVID-19 vaccine and related ancillary supply kit distribution programs during 2022;
•In 2021, we began distributing certain COVID-19 vaccines under the direction of the Centers for Disease Control and Prevention (“CDC”). Since 2021 and through the end of 2022, we distributed over 380 million COVID-19 vaccine doses to administration sites all across the U.S. and in support of the U.S. government’s international donation mission. For a more in-depth discussion of how COVID-19 impacted our business, operations, and outlook, refer to the COVID-19 section of "Trends and Uncertainties" included below;
•Revenues of $264 billion, reflects an 11% increase from the prior year primarily driven by market growth in our U.S. Pharmaceutical segment;
•Gross profit increased 8% from the prior year primarily driven by improvements in primary care patient visits and the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment as well as growth of specialty pharmaceuticals and the contribution from our COVID-19 vaccination distribution program in our U.S. Pharmaceutical segment;
•Total operating expenses in 2022 includes fair value remeasurement charges related to our “European Divestiture Activities” discussed above;
•Other income, net in 2022 includes net gains of $98 million related to our McKesson Ventures equity investments and $42 million related to the gain on sale of our 30% interest in the German pharmaceutical wholesale joint venture with WBA;
•On July 23, 2021, we completed a cash tender offer and paid an aggregate consideration of $1.1 billion to redeem certain notes with a principal amount of $922 million. As a result of the redemption, we incurred a loss on debt extinguishment in the second quarter of 2022 of $191 million, consisting of the premiums paid and a portion of the write-off of unamortized debt issuance costs in an amount proportional to the principal amount of debt retired. Refer to Financial Note 12, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation in 2022 of $7.23 reflects the aforementioned items, net of any respective tax impacts, discrete tax items recognized, and a lower share count compared to the prior year due to the cumulative effect of share repurchases;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•We paid $1.0 billion to purchase 34.5 million shares of McKesson Europe in 2022 through exercises of a put right by the noncontrolling shareholders pursuant to the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”);
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
•We returned $3.8 billion of cash to shareholders through $3.5 billion of common stock repurchases and $277 million of dividend payments during 2022. On July 23, 2021, we raised our quarterly dividend from $0.42 to $0.47 per common share; and
•In December 2021, we announced that our Board of Directors (the “Board”) approved an increase of $4.0 billion for the authorized repurchases of our common stock.
Trends and Uncertainties:
The Impact of Inflationary and Global Events
Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, increased competition for talent, and disruption of the supply chain, as well as by political or civil unrest or military action, including the conflict between Russia and Ukraine. Cost inflation during 2022 generally affects us by increasing transportation, operational, and other administrative costs associated with our normal business operations which we might not be able to fully pass along to our customers. Although, it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the year ended March 31, 2022.
COVID-19
The SARS-CoV-2 novel strain of coronavirus, which causes the infectious disease known as COVID-19, continues to evolve since it was declared a global pandemic on March 11, 2020 by the World Health Organization. We continue to evaluate the nature and extent of the ongoing impacts COVID-19 has on our business, operations, and financial results. The full extent to which COVID-19 will impact us depends on many factors and future developments, which are described in our “Risks and Forward-Looking Information” section below.
Our Response to COVID-19 in the Workplace
We are committed to continuing to supply our customers and protect the safety of our employees. The various responses we put in place to mitigate the impact of COVID-19 on our business operations include telecommuting and work-from-home policies, restricted travel, employee support programs, and enhanced safety measures. During the first quarter of 2022, we approved changes to our real estate strategy to increase efficiencies and support flexibility for our employees, including a partial remote work model for certain employees as further discussed in this Financial Review and in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report. During the third quarter of 2022, we continued to refine our policies and apply safety measures in the workplace as recommended by the Centers for Disease Control and Prevention (“CDC”) as COVID-19 cases increased across North America and Europe driven by the highly contagious Omicron variant.
During 2022, we continued COVID-19 vaccination protocols for our U.S. and Canada employees, which are designed to be consistent with federal, state, and local laws and with customer requirements and to protect the safety of our employees, customers, patients, and communities while also safeguarding the healthcare supply chain. In Europe, we followed applicable government guidelines. We continue to monitor all of these changing laws, requirements and guidelines. We have not observed a material increase in employee turnover as a result of COVID-19 vaccination protocols; however, we are unable to predict whether such protocols will have a material impact on our workforce in the future.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Our Role in the Distribution of COVID-19 Vaccines and Ancillary Supply Kits
As a diversified healthcare services leader, we remain well positioned to respond to the COVID-19 pandemic in the U.S., Canada, and Europe. We have worked and continue to work closely with national and local governments, agencies, and industry partners to ensure that available supplies, including PPE, and medicine reach our customers and patients.
Through a contract with the CDC, we continue to support the U.S. government as a centralized distributor of COVID-19 vaccines and ancillary supplies needed to administer vaccines. We began distributing certain COVID-19 vaccines in December 2020. In the first quarter of 2022, McKesson began supporting the U.S. government’s commitment to donate COVID-19 vaccines worldwide. For this initiative, we are responsible for picking and packing the COVID-19 vaccines into temperature-controlled coolers and preparing them for pickup by an international partner. We do not manage the actual shipments of the vaccines to other countries. The results of operations related to our vaccine distribution are reflected in our U.S. Pharmaceutical segment. We also continue to manage the assembly, storage, and distribution of ancillary supply kits needed to administer COVID-19 vaccines, including sourcing some of those supplies, through agreements with both the Department of Health and Human Services (“HHS”) and Pfizer, Inc. The results of operations for the kitting and distribution of ancillary supplies are reflected in our Medical-Surgical Solutions segment. The future financial impact of the arrangements with the CDC and HHS depend on numerous uncertainties, which are described in our “Risks and Forward-Looking Information” section below.
McKesson Canada and McKesson Europe are playing a role by supporting governments and public health entities through distributing COVID-19 vaccines and administering them in pharmacies. Additionally, McKesson Canada and McKesson Europe are distributing COVID-19 tests and certain PPE.
Trends in our Business
At the onset of the COVID-19 pandemic late in our fourth quarter of 2020, we had higher pharmaceutical distribution volumes and increased retail pharmacy foot traffic as our customers increased supplies on hand in March. During 2021, pharmaceutical distribution volumes decreased as a result of the weakened and uncertain global economic environment and COVID-19 restrictions, including government-mandated business shutdowns and shelter-in-place orders. We also had a decrease in demand for primary care medical-surgical supplies due to deferrals in elective procedures in hospitals and surgery centers as well as decreased traffic and closures of doctors’ offices, which was partially offset by demand for PPE and COVID-19 tests. Additionally, the decreased traffic in doctors’ offices and general shelter-in-place guidance by governmental authorities negatively impacted retail pharmacy foot traffic in both Europe and Canada. This drove favorability in our results when comparing 2022 versus 2021, particularly during the first quarter.
We have observed improvements in prescription volumes and primary care patient visits during 2022 compared to the prior year period; however, the recovery of COVID-19 continues to be non-linear and impacted by virus variants such as Omicron and ongoing fluctuations in case levels. During the year ended March 31, 2022, the U.S. distribution of COVID-19 vaccines and related ancillary kits favorably impacted our results. We recognized higher sales for COVID-19 tests primarily due to limited product availability in the first quarter of 2021 and increased demand during 2022 corresponding with the spike in positive COVID-19 cases as a result of the Delta and Omicron variants.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Impact to our Supply Chain
We also continue to monitor and address the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers, industry partners, and government agencies to meet the needs of our customers during the pandemic. Overall, during 2022 we had an increase in supply chain costs primarily related to transportation and labor; however, this did not materially impact our results of operations for the year ended March 31, 2022. In our Medical-Surgical Solutions segment, we have observed certain supply chain disruptions for COVID-19 tests, which poses a potential risk for supply availability to meet the future demand. As potential shortages or disruptions of any products are identified we address supply continuity, which includes securing additional products when available, sourcing back-up products when needed, and following allocation procedures to maintain and protect supply as much as possible. We utilize business continuity action planning to maintain and protect operations across all locations and facilities.
Impact to our Results of Operations, Financial Condition, and Liquidity
For the year ended March 31, 2022, COVID-19 tests and the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $1.8 billion, or 16% to segment revenues, and including total inventory charges as further described below, increased our segment operating profit by approximately $208 million, or 22%.
The distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment contributed less than 10% to segment operating profit during the year ended March 31, 2022. The financial impact from our COVID-19 response efforts in the International segment during 2022 was not material to our consolidated results, but contributed to year over year favorability in segment operating results. During the year ended March 31, 2021, particularly during the first quarter, we had lower pharmaceutical volumes, specialty drug volumes, and patient care visits that negatively impacted our consolidated revenues and income (loss) from continuing operations before income taxes. The recovery of prescription volume trends and patient care visits, which are also described in more detail above in the “Trends in our Business” section, had a favorable impact year over year across our businesses when comparing 2022 versus 2021.
Additionally, certain PPE items held for resale were valued in our inventory at costs that were inflated by earlier COVID-19 pandemic demand levels. That inventory valuation, if not supported by market resale prices, may be written down to net realizable value. We may also write-off inventory due to decreased customer demand and excess inventory. During the year ended March 31, 2022, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. Of this amount, we recorded $147 million in cost of sales driven by the intent of management not to sell certain excess PPE inventory, which required an inventory write-down to zero, and instead direct it to charitable organizations or otherwise dispose. We recorded $8 million in total operating expenses for excess inventory which had already been committed for donation at the time of the charge and subsequently was delivered during 2022. In addition, $9 million of inventory charges were recorded in cost of sales for PPE and other related products that management intends to sell. Although market price volatility and changes to anticipated customer demand may require additional write-downs in future periods of other PPE and related product categories, we are taking measures to mitigate such risk.
Overall, these COVID-19 related items had a net favorable impact on consolidated income from continuing operations before income taxes for the year ended March 31, 2022 compared to the prior year period. Impacts to future periods due to COVID-19 may differ based on future developments, which is described in our “Risks and Forward-Looking Information” section below.
During the year ended March 31, 2022, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic. We continue to monitor the COVID-19 situation closely and engage with manufacturers, industry partners, and government agencies to anticipate shortages and respond to demand for certain medications and therapies. We are monitoring our customers closely for changes to their timing of payments or ability to pay amounts owed to us as a result of COVID-19 pandemic impacts to their businesses. We remain well-capitalized with access to liquidity from our revolving credit facility. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, have remained open and accessible to us during the COVID-19 pandemic. At March 31, 2022, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Risks and Forward-Looking Information
The COVID-19 pandemic has disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments, and assumptions used in our forecasts. We still face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our future business operations, financial condition, results of operations, and liquidity. The full extent to which COVID-19 will impact us depends on many factors and future developments, including: the duration and spread of the COVID-19 pandemic; potential seasonality of viral outbreaks; impacts of additional variants of the SARS-Cov-2 virus; the amount of COVID-19 vaccines and ancillary supply kits that we are contracted to distribute; the effectiveness of COVID-19 vaccines and governmental measures designed to mitigate the spread of the virus; the effectiveness of treatments of infected individuals; commercialization of COVID-19 vaccines; competition in COVID-19 vaccine distribution; and changes or disruptions in product supply. We have experienced and may experience difficulties in sourcing products and changes in pricing due to the effects of the COVID-19 pandemic on supply chains. Due to several rapidly changing variables related to the COVID-19 pandemic, estimations of future economic trends and the timing of when COVID-19 may no longer significantly impact our ability to forecast future financial performance remain challenging. Additionally, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Key assumptions and estimates about future values in our impairment assessments can be affected by a variety of factors, including the impacts of the COVID-19 pandemic on industry and economic trends as well as on our business strategy and internal forecasts. Material changes to key assumptions and estimates can decrease the projected cash flows or increase the discount rates and have resulted in impairment charges of certain long-lived assets and could potentially result in future impairment charges. Refer to Item 1A - Risk Factors in Part I of this Annual Report for a disclosure of risk factors related to COVID-19.
Opioid-Related Litigation and Claims
We are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. The plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals.

On February 25, 2022, the Company and two other United States pharmaceutical distribution companies (collectively, "Distributors") determined that there is sufficient State and subdivision participation to proceed with an agreement ("Settlement") to settle a substantial majority of opioids-related lawsuits filed against the Distributors by U.S. states, territories and local governmental entities. Under the Settlement, 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, "Settling Governmental Entities"), have agreed to join the Settlement. The Settlement became effective on April 2, 2022. If all conditions to the Settlement are satisfied, including the receipt of approval by relevant courts of consent decrees to dismiss the lawsuits, the Distributors would pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. Under the Settlement, a minimum of 85% of the settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and would be payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Settlement provides that the Distributors do not admit liability or wrongdoing and do not waive any defenses.
The Settlement only addresses the claims of attorneys general of U.S. states and territories and political subdivisions in participating states and territories. The terms under which the Distributors previously agreed to settle opioids claims of the states of New York, Ohio, Rhode Island, Florida and Texas, and each of their participating subdivisions, will become part of the Settlement. The previously disclosed agreement for the Distributors to settle opioids claims of the attorney general of West Virginia will remain a separate settlement arrangement that is not part of the Settlement. Governmental entities not participating in the Settlement may continue to pursue their claims. The states of Alabama, Oklahoma and Washington chose not to participate in the Settlement. We have reached separate agreements in principle with the attorneys general of Alabama and Washington to settle the claims of those states and their subdivisions. The Distributors previously settled with the Cherokee Nation and reached a separate agreement in principle to settle the claims of the remaining federally recognized Native American Tribes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
We recorded a charge of $8.1 billion during the year ended March 31, 2021 related to our estimated liability to U.S. governmental entities, including those expected to participate in the Settlement, the states and subdivisions that were not expected to participate or were not eligible, and the Native American tribes. In connection with the Settlement and other opioid-related settlement accruals described above, we recorded additional charges of $274 million during the year ended March 31, 2022 within “Claims and litigation charges, net” in our Consolidated Statement of Operations. Our total estimated liability for opioid-related claims was $8.3 billion as of March 31, 2022, of which $1.0 billion was included in “Other accrued liabilities” for the amount estimated to be paid prior to March 31, 2023, and the remaining liability was included in “Long-term litigation liabilities” in our Consolidated Balance Sheet.
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private entities generally, are not included in the Settlement or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense.
Because of the many uncertainties associated with ongoing opioid-related litigation matters, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. In light of the uncertainty, the amount of any ultimate loss may differ materially from the amount accrued.
Notwithstanding the Settlement, we also continue to prepare for trial in pending matters. We believe that we have valid defenses to the claims pending against us and, absent an acceptable settlement, intend to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report on Form 10‑K for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Years Ended March 31,
	2022	2021	Change
Revenues	$263,966	$238,228	11%
Gross profit	13,130	12,148	8
Gross profit margin	4.97%	5.10%	(13)	bp
Total operating expenses	$(11,092)	$(17,188)	(35)%
Total operating expenses as a percentage of revenues	4.20%	7.21%	(301)	bp
Other income, net	$259	$223	16%
Loss on debt extinguishment	(191)	—	—
Interest expense	(178)	(217)	(18)
Income (loss) from continuing operations before income taxes	1,928	(5,034)	138
Income tax benefit (expense)	(636)	695	(192)
Income (loss) from continuing operations	1,292	(4,339)	130
Loss from discontinued operations, net of tax	(5)	(1)	400
Net income (loss)	1,287	(4,340)	130
Net income attributable to noncontrolling interests	(173)	(199)	(13)
Net income (loss) attributable to McKesson Corporation	$1,114	$(4,539)	125%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$7.26	$(28.26)	126%
Discontinued operations	(0.03)	—	—
Total	$7.23	$(28.26)	126%

Weighted-average diluted common shares outstanding	154.1	160.6	(4)%
bp - basis points
All percentage changes displayed above which are not meaningful are displayed as zero percent.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Revenues
Revenues increased for the years ended March 31, 2022 and 2021 compared to the respective prior years primarily due to market growth, including expanded business with existing customers within our U.S. Pharmaceutical segment. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion.
Gross Profit
Gross profit increased for the year ended March 31, 2022 compared to the prior year primarily in our Medical-Surgical Solutions segment driven by improvements in patient care visits in our primary care business, the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines, partially offset by the unfavorable impact from PPE and other related products largely due to inventory charges. Gross profit was favorably impacted by growth of specialty pharmaceuticals and the contribution from our vaccine distribution programs in our U.S. Pharmaceutical segment. Gross profit was also driven by increased volume with new and existing customers in our RxTS segment.
Gross profit for the years ended March 31, 2022 and 2021, included LIFO inventory credits of $23 million and $38 million, respectively. The lower LIFO credits in 2022 compared to 2021 is primarily due to higher brand inflation and delays of branded off-patent to generic drug launches. Refer to the “Critical Accounting Policies and Estimates” section included in this Financial Review for further information. Gross profit for the years ended March 31, 2022 and 2021 also included net cash proceeds received of $46 million and $181 million, respectively, representing our share of antitrust legal settlements.
Total Operating Expenses
A summary and description of the components of our total operating expenses for the years ended March 31, 2022 and 2021 is as follows:
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
•Restructuring, impairment, and related charges, net: Restructuring charges that are incurred for programs in which we change our operations, the scope of a business undertaken by our business units, or the manner in which that business is conducted as well as long-lived asset impairments.

	Years Ended March 31,
(Dollars in millions)	2022	2021	Change
Selling, distribution, general, and administrative expenses	$10,537	$8,849	19%
Claims and litigation charges, net	274	7,936	(97)
Goodwill impairment charges	—	69	(100)
Restructuring, impairment, and related charges, net	281	334	(16)
Total operating expenses	$11,092	$17,188	(35)%
Percent of revenues	4.20%	7.21%	(301)	bp
bp - basis points
All percentage changes displayed above which are not meaningful are displayed as zero percent.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Total operating expenses and total operating expenses as a percentage of revenues decreased for the year ended March 31, 2022 compared to the prior year. Total operating expenses for the years ended March 31, 2022 and 2021 were affected by the following significant items:
2022
•SDG&A includes charges totaling $1.2 billion to remeasure our U.K. disposal group to fair value less costs to sell. The remeasurement adjustment includes a $734 million loss related to the accumulated other comprehensive income balances associated with the U.K. disposal group, driven by declines in the British pound sterling. Of the total charges recorded during the period, $1.1 billion are included within our International segment and $42 million are included within Corporate expenses, net;
•SDG&A includes charges of $438 million to remeasure assets and liabilities of our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. The remeasurement adjustment includes a $151 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro. Of the total charges recorded during the period, $383 million are included within our International segment and $55 million are included within Corporate expenses, net;
•SDG&A reflects a cost reduction of $142 million related to the cessation of depreciation and amortization of long-lived assets and operating lease right-of-use assets classified as held for sale for our European divestiture disposal groups;
•SDG&A includes opioid-related costs of $130 million primarily related to litigation expenses;
•SDG&A includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business;
•SDG&A when compared to the same prior year period also includes increased employee-related and transportation costs across our businesses, partially offset by lower operating expenses due to the contribution of a majority of our German pharmaceutical business to a joint venture with WBA in the third quarter of 2021;
•Claims and litigation charges, net includes a charge of $274 million related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section;
•Restructuring, impairment, and related charges, net includes charges related to Corporate expenses, net, as well as our International segment. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” and “Segment Operating Profit (Loss) and Corporate Expenses, Net” sections below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information; and
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations.
2021
•SDG&A includes opioid-related costs of $153 million, primarily related to litigation expenses;
•SDG&A reflects cost savings of $95 million on travel and entertainment due to travel and meeting restrictions associated with COVID-19;
•SDG&A reflects charges of $58 million to remeasure assets and liabilities held for sale to fair value less costs to sell related to the completed contribution of the majority of our German pharmaceutical wholesale business to create a joint venture with WBA in which we held a 30% ownership interest within our International segment. Refer to Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report for more information;
•SDG&A includes a charge of $50 million related to our estimated liability under the State of New York Opioid Stewardship Act (“OSA”);
•SDG&A also includes lower operating expenses due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA and a divestiture in our Medical-Surgical Solutions segment that closed in 2020;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•Claims and litigation charges, net includes a charge of $8.1 billion related to our estimated liability for opioid-related claims;
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
•Restructuring, impairment, and related charges, net includes long-lived asset impairment charges of $115 million primarily related to our retail pharmacy businesses in Canada and Europe within our International segment, and the remaining $219 million primarily represents costs associated with our operating model and cost optimization efforts in our corporate headquarters and International segment. In addition, certain charges related to restructuring initiatives are included under the caption “Cost of sales” in our Consolidated Statements of Operations and were not material for the year ended March 31, 2021; and
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations.
Goodwill Impairments
As discussed in the “Overview of Our Business” section, our operating structure was realigned commencing in the second quarter of 2021 into four reportable segments: U.S. Pharmaceutical, RxTS, Medical-Surgical Solutions, and International. These reportable segments encompass all operating segments of the Company. The segment realignment resulted in changes in multiple reporting units across the Company. As a result, we were required to perform a goodwill impairment test for these reporting units and recorded a goodwill impairment charge in our Europe Retail Pharmacy reporting unit of $69 million during the second quarter of 2021. At March 31, 2022, the balance of goodwill for our reporting units in Europe was approximately nil and the remaining balance of goodwill in the International segment primarily relates to one of our reporting units in Canada.
We evaluate goodwill for impairment on an annual basis as of October 1, and at an interim date, if indicators of potential impairment exist. The annual impairment testing performed in 2022 and 2021 did not indicate any impairment of goodwill. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of material goodwill impairment is higher than other reporting units. Refer to “Critical Accounting Policies and Estimates” included in this Financial Review for further information.
Restructuring Initiatives and Long-Lived Asset Impairments
During the first quarter of 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of our office space in North America. Where we ceased using office space, we exited the portion of the facility no longer used. We also retained and repurposed certain other office locations. We recorded charges of $124 million for the year ended March 31, 2022 primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in 2022 after which immaterial charges will continue to be incurred through the termination date of certain leases.
During the first quarter of 2021, we committed to an initiative within the U.K., which is included in our International segment, to further drive transformational changes in technologies and business processes, operational efficiencies, and cost savings. The initiative included reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. Charges incurred for this initiative were not material for 2022, and were $57 million for the year ended March 31, 2021, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. This initiative was substantially complete in 2022 and remaining costs we expect to record under this initiative are not material.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
In 2022, we recognized charges totaling $36 million to impair certain long-lived assets within our International segment related to our operations in Denmark and our retail pharmacy businesses in Canada. Restructuring, impairment, and related charges, net for the year ended 2021 includes long-lived asset impairment charges of $115 million primarily related to our retail pharmacy businesses in Canada and Europe within our International segment.
Refer to Financial Note 3 , “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.
Other Income, Net
Other income, net for the years ended March 31, 2022 and 2021 includes net gains recognized from our equity investments of $98 million and $133 million, respectively. This primarily reflects mark-to-market gains on our investments in certain U.S. growth stage companies in the healthcare industry and realized gains on the exit of some of these investments as further described in Financial Note 16, “Fair Value Measurements,” to the consolidated financial statements included in this Annual Report. In future periods, fair value adjustments recognized in our operating results for these types of investments may be adversely impacted by market volatility. Other income, net for the year ended March 31, 2022 also includes a gain of $42 million related to the sale of our 30% interest in the German pharmaceutical wholesale joint venture with WBA.
Loss on Debt Extinguishment
The loss on debt extinguishment recorded for the year ended March 31, 2022 of $191 million includes premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred of $9 million, and was driven by our July 2021 tender offer to redeem a portion of our existing debt. Refer to Financial Note 12, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information.
Interest Expense
Interest expense decreased in 2022 compared to the prior year primarily due to the repayment of $1.0 billion of long-term debt in the third quarter of 2021 and our tender offer activity in the second quarter of 2022. Interest expense fluctuates based on timing, amounts and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax (Benefit) Expense
We recorded income tax (benefit) expense of $636 million and ($695 million) for the years ended March 31, 2022 and 2021, respectively. Our reported income tax (benefit) expense rates were 33.0% and (13.8%) in 2022 and 2021, respectively.
Fluctuations in our reported income tax rates are primarily due to non-cash charges related to remeasuring the value of certain of our European businesses to fair value less costs to sell, the impact of opioid-related claims, and changes in our mix of earnings between various taxing jurisdictions. Refer to Financial Note 7, “Income Taxes,” to the consolidated financial statements included in this Annual Report for more information.
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
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $5 million and $1 million and for the years ended March 31, 2022 and 2021, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe AG (“McKesson Europe”) share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ deficit in our consolidated balance sheet. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements included in this Annual Report for additional information on changes to our redeemable and noncontrolling interests that occurred during the first quarter of 2022.
Net Income (Loss) Attributable to McKesson Corporation
Net income (loss) attributable to McKesson Corporation was $1.1 billion and $(4.5) billion for the years ended March 31, 2022 and 2021, respectively. Diluted earnings (loss) per common share attributable to McKesson Corporation was $7.23 and $(28.26) for the years ended March 31, 2022 and 2021, respectively. Net loss per diluted share for the year ended March 31, 2021 is calculated by excluding dilutive securities from the denominator due to their antidilutive effects. Additionally, our 2022 and 2021 diluted earnings (loss) per share reflect the cumulative effects of share repurchases.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings (loss) per common share was calculated based on a weighted-average number of shares outstanding of 154.1 million and 160.6 million for the years ended March 31, 2022 and 2021, respectively. Weighted-average diluted common shares outstanding is impacted by the exercise and settlement of share-based awards and the cumulative effect of share repurchases.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Overview of Segment Results:
Segment Revenues:

	Years Ended March 31,
(Dollars in millions)	2022	2021	Change
Segment revenues
U.S. Pharmaceutical	$212,149	$189,274	12%
Prescription Technology Solutions	3,864	2,890	34
Medical-Surgical Solutions	11,608	10,099	15
International	36,345	35,965	1
Total revenues	$263,966	$238,228	11%
The changes in revenues for each of our segments for the year ended March 31, 2022 compared to the prior year consisted of the following:

(Dollars in millions)	Increase (decrease)
Sales to pharmacies and institutional healthcare providers	$20,577
Sales to specialty practices and other (1)	2,298
Total change in U.S. Pharmaceutical revenues	$22,875

Total change in Prescription Technology Solutions revenues	$974

Sales to primary care customers	$1,300
Sales to extended care customers	(138)
Other (2)	347
Total change in Medical-Surgical Solutions revenues	$1,509

Sales in Europe, excluding FX impact	$(2,159)
Sales in Canada, excluding FX impact	1,560
Impact from FX	979
Total change in International revenues	$380

Total change in revenues	$25,738
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
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
U.S. Pharmaceutical
2022 vs. 2021
U.S. Pharmaceutical revenues for the year ended March 31, 2022 increased 12% compared to the prior year primarily due to market growth, including growth in specialty pharmaceuticals, branded pharmaceutical price increases, and higher volumes from retail national account customers, partially offset by branded to generic drug conversions. Revenues for this segment were also favorable year over year driven by the recovery of prescription volumes from the prior year impact of COVID-19, including increased customer demand for pharmaceuticals in retail pharmacies and institutional healthcare providers.
Prescription Technology Solutions
2022 vs. 2021
RxTS revenues for the year ended March 31, 2022 increased 34% compared to the prior year primarily due to increased volume with new and existing customers primarily in our third-party logistics and wholesale distribution services.
Medical-Surgical Solutions
2022 vs. 2021
Medical-Surgical Solutions revenues for the year ended March 31, 2022 increased 15% compared to the prior year largely in our primary care business driven by improvements in patient care visits. Revenues for this segment were also favorably impacted by the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
International
2022 vs. 2021
International revenues for the year ended March 31, 2022 increased 1% compared to the prior year. Excluding the favorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 2% largely due to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA. This was partially offset by favorability year over year due to the recovery of volumes from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment as well as sales to new customers in our Canadian business.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Years Ended March 31,
(Dollars in millions)	2022	2021	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$2,879	$2,763	4%
Prescription Technology Solutions	500	395	27
Medical-Surgical Solutions (3)	959	707	36
International (4)	(968)	(37)	—
Subtotal	3,370	3,828	(12)
Corporate expenses, net (5)	(1,073)	(8,645)	(88)
Loss on debt extinguishment (6)	(191)	—	—
Interest expense	(178)	(217)	(18)
Income (loss) from continuing operations before income taxes	$1,928	$(5,034)	138%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.36%	1.46%	(10)	bp
Prescription Technology Solutions	12.94	13.67	(73)
Medical-Surgical Solutions	8.26	7.00	126
International	(2.66)	(0.10)	(256)
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income (expense), net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes cash receipts of our share of antitrust legal settlements of $46 million and $181 million for the years ended March 31, 2022 and 2021, respectively. Operating profit includes a charge of $50 million for the year ended March 31, 2021 related to our estimated liability under the OSA.
(3)Operating profit for our Medical-Surgical Solutions segment for the years ended March 31, 2022 and 2021 includes charges totaling $164 million and $136 million, respectively, on certain PPE and other related products due to inventory impairments and excess inventory.
(4)Operating loss for our International segment for the year ended March 31, 2022 includes charges of $1.1 billion to remeasure our U.K. disposal group held for sale to fair value less costs to sell. Operating loss for the year ended March 31, 2022 includes charges of $383 million to remeasure our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. Operating loss for the year ended March 31, 2022 also includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business as well as a gain of $42 million related to the sale to WBA of our 30% interest in the German pharmaceutical wholesale joint venture to WBA. Operating loss for the year ended March 31, 2021 includes charges of $58 million to remeasure to fair value the assets and liabilities of our German pharmaceutical wholesale business which was contributed to a joint venture. Operating loss for the year ended March 31, 2021 includes long-lived asset impairment charges of $115 million primarily related to our retail pharmacy businesses in Canada and Europe. Operating loss for the year ended March 31, 2021 includes a goodwill impairment charge of $69 million related to our European retail business.
(5)Corporate expenses, net for the year ended March 31, 2022 includes charges of $55 million primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group. Corporate expenses, net for the year ended March 31, 2022 includes charges of $42 million primarily related to the effect of accumulated other comprehensive loss components from our U.K. disposal group. Corporate expenses, net includes net gains from our equity investments of $98 million and $133 million for the years ended March 31, 2022 and 2021, respectively. Corporate expenses, net includes charges of $274 million and $8.1 billion for the years ended March 31, 2022 and 2021, respectively, related to our estimated liability for opioid-related claims. Corporate expenses, net includes $130 million and $153 million for the years ended March 31, 2022 and 2021, respectively, of opioid-related costs, primarily litigation expenses. Corporate expenses, net for the year ended March 31, 2021 includes a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program.
(6)Loss on debt extinguishment for the year ended March 31, 2022 consists of a charge of $191 million on debt extinguishment related to our July 2021 tender offer to redeem a portion of our existing debt.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

U.S. Pharmaceutical
2022 vs. 2021
Operating profit increased for the year ended March 31, 2022 compared to the prior year primarily due to growth in specialty pharmaceuticals and the contribution from our COVID-19 vaccine distribution program. Operating profit was unfavorably impacted by a decrease in net cash proceeds received of $135 million representing our share of antitrust legal settlements, an increase in operating expenses, and product mix and volume.
Prescription Technology Solutions
2022 vs. 2021
Operating profit increased for the year ended March 31, 2022 compared to prior year primarily driven by increased volumes with new and existing customers due to growth in our access and adherence solutions.
Medical-Surgical Solutions
2022 vs. 2021
Operating profit increased for the year ended March 31, 2022 compared to prior year primarily due to favorability in our primary care business from improvements in patient care visits, as well as the contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines. This increase was partially offset by inventory charges on certain PPE and other related products, and an increase in employee-related expenses to support business growth.
International
2022 vs. 2021
Operating loss increased for the year ended March 31, 2022 compared to the prior year primarily due to fair value remeasurement charges related to our E.U. disposal group and our U.K. disposal group, partially offset by the cessation of depreciation and amortization expenses, a prior year goodwill impairment charge related to our European retail business and a gain recognized related to the sale of our Canadian health benefit claims management and plan administrative services business. This segment also observed favorability year over year due to the distribution of COVID-19 vaccines, COVID-19 tests, and PPE, as well as volume recovery from COVID-19 in our pharmaceutical distribution and retail pharmacy businesses across the segment.
Corporate
2022 vs. 2021
Corporate expenses, net decreased for the year ended March 31, 2022 compared to the prior year due to a charge of $8.1 billion recorded in 2021 related to our estimated liability for opioid-related claims. The decrease in Corporate expenses, net was partially offset by $274 million recorded in 2022 related to our estimated liability for opioid-related claims, a net gain of $131 million recognized in 2021 in connection with insurance proceeds received from the settlement of the shareholder derivative action related to our controlled substances monitoring program, and fair value remeasurement charges related to our E.U. disposal group and our U.K. disposal group.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
FOREIGN OPERATIONS
Our foreign operations represented approximately 14% and 15% of our consolidated revenues in 2022 and 2021, respectively. Foreign operations are subject to certain risks, including currency fluctuations. Refer to Item 1A - Risk Factors in Part I of this Annual Report for a risk factor related to fluctuations in foreign currency exchange rates. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies including Euro, British pound sterling, and Canadian dollar. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates. In discussing our operating results, we may use the term “foreign currency exchange fluctuations,” which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of our operations in foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency exchange rate fluctuations. In computing the foreign currency exchange fluctuations, we translate our current year results of our operations in foreign countries recorded in local currencies into U.S. dollars by applying their respective average foreign currency exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods reported in U.S. dollars.
In July 2021, we announced our intention to exit our businesses in Europe. In 2022, we entered into agreements to sell the E.U. disposal group and U.K. disposal group and completed the previously announced sale of our Austrian business. Refer to Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report for more information on these European divestitures.
Additional information regarding our foreign operations is also included in Financial Note 21, “Segments of Business,” to the consolidated financial statements included in this Annual Report.
BUSINESS COMBINATIONS
Refer to Financial Note 4, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information.
FISCAL 2023 OUTLOOK
Information regarding the Company’s fiscal 2023 outlook is contained in the release of our fourth quarter fiscal 2022 financial results included as an exhibit to our Form 8-K furnished to the SEC on May 5, 2022, which is not incorporated by reference into this Annual Report. That Form 8-K should be read in conjunction with the forward-looking statements in the "Trends and Uncertainties" section of this Financial Review, as well as the cautionary statements in Item 1, "Business - Forward-Looking Statements," and Item 1A, "Risk Factors," in Part I of this Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters based upon past experience and management’s judgment that were uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operating results and financial condition. Other accounting policies are described in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
Allowances for Credit Losses: Our receivables primarily consist of short-term trade accounts receivable from customers that result from the sale of goods and services. We also provide other customer financing arrangements to customers who purchase our products and services. Other customer financing primarily relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories. We also provide financing to certain customers related to the purchase of pharmacies, which serve as collateral for the loans. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers and record an allowance in our consolidated financial statements for these amounts.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance.
Sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 52% of total consolidated revenues in 2022 and comprised approximately 43% of total trade accounts receivable at March 31, 2022. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 21% of our total consolidated revenues in 2022 and comprised approximately 28% of total trade accounts receivable at March 31, 2022. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations, and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business, and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2022 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.
At March 31, 2022, trade and notes receivables were $16.8 billion prior to allowances of $99 million. In 2022, 2021 and, 2020, our provision for bad debts was $29 million, $4 million, and $91 million, respectively. At March 31, 2022 and 2021, the allowance as a percentage of trade and notes receivables was 0.6% and 1.2%, respectively. An increase or decrease of a hypothetical 0.1% in the 2022 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $17 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowances for credit losses may be found in Schedule II included in this Annual Report.
Inventories: Inventories consist of merchandise held for resale. We report inventories at the lower of cost or net realizable value, except for inventories determined using the LIFO method which are valued at the lower of LIFO cost or market. LIFO method presumes that the most recent inventory purchases are the first items sold and the inventory cost under LIFO approximates market. The majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign and certain domestic locations is based on the first-in, first-out (“FIFO”) method and weighted-average purchase prices. Rebates, cash discounts, and other incentives received from vendors relating to the purchase or distribution of inventory are considered product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.
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
At March 31, 2022 and 2021, total inventories, net were $18.7 billion and $19.2 billion, respectively, in our Consolidated Balance Sheets. The LIFO method was used to value approximately 63% and 58% of our inventories at March 31, 2022 and 2021, respectively. If we had used the moving average method of inventory valuation, inventories would have been approximately $383 million and $406 million higher than the amounts reported at March 31, 2022 and 2021, respectively. These amounts are equivalent to our LIFO reserves. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. We recognized LIFO credits of $23 million, $38 million, and $252 million in 2022, 2021 and, 2020, respectively, in our Consolidated Statements of Operations. The lower LIFO credits in 2022 compared to 2021 are primarily due to higher brand inflation and delays of branded off-patent to generic drug launches. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
We believe that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. As of March 31, 2022 and 2021, inventories at LIFO did not exceed market.
Business Combinations: We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use a method that is a form or variation of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the asset’s expected useful life. Refer to Financial Note 4, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information regarding our acquisitions.
Goodwill and Long-Lived Assets:
Goodwill
As a result of acquiring businesses, we have $9.5 billion of goodwill at March 31, 2022 and 2021, and $2.1 billion and $2.9 billion of intangible assets, net at March 31, 2022 and 2021, respectively. We perform an impairment test on goodwill balances annually in the third quarter and more frequently if indicators for potential impairment exist. Indicators that are considered include significant declines in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.
We apply the goodwill impairment test by comparing the estimated fair value of a reporting unit to its carrying value and an impairment charge is recorded equal to the amount of excess carrying value above the estimated fair value, if any, but not to exceed the amount of goodwill allocated to the reporting unit.
To estimate the fair value of our reporting units, we generally use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. In addition, we compare the aggregate of the reporting units’ fair values to our market capitalization as further corroboration of the reasonableness of our concluded fair values.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment testing date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. Under the market approach, significant estimates and assumptions also include the selection of appropriate guideline companies and the determination of appropriate valuation multiples to apply to the reporting unit. Under the income approach, significant estimates and assumptions also include the determination of discount rates. The discount rates represent the weighted-average cost of capital measuring the reporting unit’s cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company’s target capital structure. Included in the estimate of the weighted-average cost of capital is the assumption of an unsystematic risk premium to address incremental uncertainty related to the reporting units’ future cash flow projections. An increase in the unsystematic risk premium increases the discount rate.
The annual impairment testing performed for 2022, 2021, and 2020 did not indicate any impairment of goodwill. The segment change in the second quarter of 2021 prompted changes in multiple reporting units across the Company and as a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach and assessed for impairment both before and after the reallocation. We recorded a goodwill impairment charge of $69 million in 2021 as the estimated fair value of the Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of the Europe Retail Pharmacy reporting unit within the International segment. At March 31, 2022 and 2021, the balance of goodwill in the International segment primarily relates to our McKesson Canada reporting unit.
The estimated fair value of our McKesson Canada reporting unit in our International segment exceeded the carrying value of the reporting unit by 22% in 2022. The goodwill balance of this reporting unit was $1.5 billion at March 31, 2022, or approximately 16% of the consolidated goodwill balance. Generally, a decline in estimated future cash flows in excess of approximately 22% for McKesson Canada or an increase in the discount rate in excess of approximately 2% could result in an indication of goodwill impairment for this reporting unit in future reporting periods under the income approach. Other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions may require us to further revise the projected cash flows, which could adversely affect the fair value of our other reporting units in future periods. Refer to Financial Note 11, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements included in this Annual Report for additional information.
Long-Lived Assets
Currently, all of our intangible and other long-lived assets are amortized or depreciated based on the pattern of their economic consumption or a straight-line basis over their estimated useful lives, ranging from one to 24 years. We review intangible and other long-lived assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability of intangible and other long-lived assets is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
Our ongoing consideration of all the factors described previously could result in further impairment charges in the future, which could adversely affect our net income. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for additional information on our long-lived asset impairments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Long-lived assets classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell, and are not depreciated or amortized. Fair value is determined based on the total consideration expected to be received by the Company. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale.
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
Income Taxes: Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties, including those used to conclude on the tax-free nature of the separation of the Change Healthcare JV and the unrecognized tax position related to opioid-related litigation and claims, and may differ from the actual amounts of tax benefit recognized. We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state, and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.
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
Loss Contingencies: We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a material loss is reasonably possible or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided. Legal fees are recognized as incurred when the legal services are provided.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the potential loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on future negotiations with or decisions by third parties, such as regulatory agencies, the court system, and other interested parties. In conjunction with the preparation of the consolidated financial statements included in this Annual Report, we considered matters related to ongoing controlled substances claims to which we are a party. On February 25, 2022, the Company and two other U.S. pharmaceutical distribution companies (collectively, “Distributors”) determined that there is sufficient state and subdivision participation to proceed with an agreement to settle a substantial majority of opioid-related lawsuits filed against the Distributors by U.S. states, territories, and local governmental entities. Based on our estimated liability under the Settlement and to governmental entities not expected to participate in the settlement, we recorded a charge of $8.1 billion for the year ended March 31, 2021 within “Claims and litigation charges, net” in our Consolidated Statement of Operations included in this Annual Report. In connection with the Settlement and other opioid-related settlement accruals, we recorded additional charges of $274 million during the year ended March 31, 2022 within “Claims and litigation charges, net,” in our Consolidated Statement of Operations. Because of the many uncertainties associated with the remaining opioid-related litigation matters, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. While we are not able to predict the outcome or reasonably estimate a range of possible losses in these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our results of operations, financial position, cash flows, or liquidity. Refer to Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report for additional information.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain well-capitalized with access to liquidity from our $4.0 billion revolving credit facility. At March 31, 2022, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Years Ended March 31,
(Dollars in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$4,434	$4,542	$(108)
Investing activities	(89)	(415)	326
Financing activities	(6,321)	(1,693)	(4,628)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	55	(61)	116
Cash, cash equivalents, and restricted cash classified within Assets held for sale (1)	(540)	—	(540)
Net change in cash, cash equivalents, and restricted cash	$(2,461)	$2,373	$(4,834)
(1)Refer to Financial Note 2, “Held for Sale,” to the accompanying consolidated financial statements included in this Annual Report for further information.
Operating Activities
Net cash provided from operating activities was $4.4 billion and $4.5 billion for the years ended March 31, 2022 and 2021, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms. Operating activities for the year ended March 31, 2022 were affected by net income adjusted for non-cash items, including the losses on our European businesses held for sale and our classifications of receivables, drafts and accounts payables, and inventories as held for sale. Refer to Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report for further information. Excluding the aforementioned classifications, operating activities for the year ended March 31, 2022 were affected by increases in inventory of $1.2 billion and drafts and accounts payable of $2.8 billion due to timing of purchases, and an increase in receivables of $1.8 billion resulting from timing of collections and higher revenues. Operating activities for the year ended March 31, 2021 were affected by net income adjusted for non-cash items, including the pre-tax $8.1 billion (after-tax $6.8 billion) non-cash charge related to our estimated liability for opioid-related claims, an increase in inventory of $2.3 billion and an increase in drafts and accounts payable of $1.3 billion driven by higher inventory stock levels to meet increased volume demand as part of our inventory management, as well as a decrease in receivables of $1.1 billion driven by timing, higher sales recognized at the end of March 2020, and higher collections in our fourth quarter of 2021.
Other non-cash items within operating activities for the year ended March 31, 2022 includes an adjustment to net income of $191 million related to loss on debt extinguishment, non-cash inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment, and stock-based compensation of $161 million. Other non-cash items for the year ended March 31, 2021 primarily includes stock-based compensation of $151 million and fair value remeasurement charges of $58 million related to the contribution of our German pharmaceutical wholesale business to a joint venture with WBA.
Investing Activities
Net cash used in investing activities was $89 million and $415 million for the years ended March 31, 2022 and 2021, respectively. Investing activities for the year ended March 31, 2022 include $388 million and $147 million in capital expenditures for property, plant, and equipment and capitalized software, respectively. Investing activities for the year ended March 31, 2022 also includes net cash proceeds of $578 million from sales of businesses and investments, primarily driven by our European divestiture activities described above including the disposal of our Austria business, and the sale of certain of our equity investments.
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
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Financing Activities
Net cash used in financing activities was $6.3 billion and $1.7 billion for the years ended March 31, 2022 and 2021, respectively. Financing activities for the year ended March 31, 2022 include cash receipts of $11.2 billion and payments of $11.2 billion for short-term borrowings of commercial paper. Financing activities for the year ended March 31, 2022 include a cash tender offer of $1.1 billion to redeem certain notes with a principal amount of $922 million and the redemption of our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021 using cash on hand. This resulted in total repayments of long-term debt during the year ended March 31, 2022 of $1.8 billion, including $184 million of cash paid for premiums and transaction fees. This was partially offset by the issuance of long-term debt in August 2021 from a public offering of 1.30% notes due August 15, 2026 for proceeds received of $498 million, which was utilized for general corporate purposes. Financing activities for the year ended March 31, 2022 also include $3.5 billion of cash paid for share repurchases and $277 million of cash paid for dividends. Additionally, financing activities for the year ended March 31, 2022 include payments of $1.0 billion to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. Cash used for other financing activities for the year ended March 31, 2022 includes payments to noncontrolling interests, and funds temporarily held on behalf of unaffiliated medical practice groups.
Financing activities for the year ended March 31, 2021 include cash receipts of $6.3 billion and payments of $6.3 billion from short-term borrowings of commercial paper, along with the issuance of the 2025 Notes in a principal amount of $500 million, the retirement of our $700 million total principal amount of notes due on November 30, 2020 at a fixed interest rate of 3.65% upon maturity, and the redemption of our 4.75% $323 million total principal of notes due on March 1, 2021 prior to maturity. The notes were redeemed using cash on hand and proceeds from the 2025 Notes. Financing activities for the year ended March 31, 2021 also include $742 million of cash paid for stock repurchases and $276 million of dividends paid. Cash used for other financing activities generally includes payments to noncontrolling interests and activity from our finance leases. Other financing activities for the year ended March 31, 2021 also include restricted cash net inflow related to funds temporarily held on behalf of unaffiliated medical practice groups.
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. During the last two years, our share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions.
Information regarding the share repurchase activity over the last two years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2020			$1,535
Shares repurchase authorization increase in 2021			2,000
Shares repurchased - Open market (3)	4.7	$160.33	(750)
Balance, March 31, 2021			2,785
Shares repurchased - May 2021 ASR	5.2	$193.22	(1,000)
Shares repurchased - Open market	4.6	$217.73	(1,007)
Shares repurchase authorization increase in 2022			4,000
Shares repurchased - February 2022 ASR (4)	4.8	$265.56	(1,500)
Balance, March 31, 2022			$3,278

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)Of the total dollar value, $8 million was accrued within “Other accrued liabilities” in our Consolidated Balance Sheet as of March 31, 2021 for share repurchases that were executed in late March and settled in early April.
(4)In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in May 2022.
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
Selected Measures of Liquidity and Capital Resources

	March 31,
(Dollars in millions)	2022	2021
Cash, cash equivalents, and restricted cash	$3,935	$6,396
Working capital	(2,235)	1,279
Days sales outstanding for: (1)
Customer receivables	22	26
Inventories	27	31
Drafts and accounts payable	55	63
Debt to capital ratio (2)	114.5%	83.1%
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
Our cash and cash equivalents balance as of March 31, 2022 and 2021 included approximately $1.5 billion and $2.3 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Consolidated working capital decreased at March 31, 2022 compared to the prior year primarily due to a decrease in cash and cash equivalents and receivables, as well as an increase in other accrued liabilities and an increase in our current portion of debt, partially offset by a decrease in drafts and accounts payable, and an increase in net current assets held for sale related to our E.U. disposal group and U.K. disposal group. Consolidated working capital improved at March 31, 2021 compared to the prior year primarily due to an increase in cash and cash equivalents and inventory, partially offset by an increase in drafts and accounts payable and a decrease in receivables.
Our debt to capital ratio increased for the year ended March 31, 2022 primarily due to an increase in McKesson stockholders’ deficit driven by share repurchases, partially offset by net income for the year to date period. Our debt to capital ratio was also impacted by a decrease in total debt from the completion of a cash tender offer to redeem certain notes with a principal amount of $922 million and the redemption of our €600 million Euro-denominated notes both in July 2021, partially offset by the issuance of notes with a principal amount of $500 million in August 2021. Our debt to capital ratio increased for 2021 primarily due to a decrease in stockholders’ equity driven by net loss for the year and share repurchases.
On July 23, 2021, we raised our quarterly dividend from $0.42 to $0.47 per common share for dividends declared on or after such date by the Board. Dividends were $1.83 per share in 2022 and $1.67 per share in 2021. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, and other factors. In 2022 and 2021, we paid total cash dividends of $277 million and $276 million, respectively.
Our redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. At March 31, 2021, the carrying value was $1.3 billion and we owned approximately 78% of McKesson Europe’s outstanding common shares. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). During 2022 and 2021, we paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests. At March 31, 2022, we owned approximately 95% of McKesson Europe’s outstanding common shares.
Additionally, we are obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount is recognized ratably during the applicable annual period in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Operations. The Domination Agreement does not expire, but it may be terminated at the end of any fiscal year by giving at least six months’ advance notice.
Our noncontrolling interest in McKesson Europe will be included in the sale of our E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale,” to the accompanying consolidated financial statements included in this Annual Report. Refer to Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding redeemable noncontrolling interests.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Material Cash Requirements:
The table and information below presents our significant financial obligations and commitments as of March 31, 2022:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Total debt (1)	$5,879	$799	$1,001	$2,400	$1,679
Operating lease obligations (2)	1,815	328	578	403	506
Other (3)	144	19	29	30	66

Off balance sheet
Interest on borrowings (4)	1,085	164	252	199	470
Purchase obligations (5)	6,294	6,195	99	—	—
Other (6)	451	309	51	27	64
Total	$15,668	$7,814	$2,010	$3,059	$2,785
(1)Represents maturities of the Company’s long-term obligations, including an immaterial amount of finance lease obligations.
(2)Represents undiscounted minimum operating lease obligations under non-cancelable operating leases having an initial remaining term over one year and is not adjusted for imputed interest. Refer to Financial Note 10, “Leases” to the consolidated financial statements included in this Annual Report for more information.
(3)Includes our estimated benefit payments for the unfunded benefit plans and minimum funding requirements for the pension plans.
(4)Represents interest that will become due on our fixed rate long-term debt obligations.
(5)Primarily relates to the expected purchase of goods and services, including inventory and capital commitments, from vendors in the normal course of business.
(6)Includes agreements under which we have guaranteed the repurchase of our customers’ inventory and our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions.
The material cash requirements table above excludes the following obligations:
As of March 31, 2022, the Company accrued $8.3 billion related to the settlement of opioid-related litigation claims with governmental entities, as described in the “Trends and Uncertainties” section of this Financial Review and Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. The majority of this amount relates to a global settlement payable in annual installments for up to 18 years pursuant to the schedule set forth in the agreement. We expect to pay $1.0 billion prior to March 31, 2023.
At March 31, 2022, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.0 billion. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty.
Our banks and insurance companies have issued $214 million of standby letters of credit and surety bonds at March 31, 2022. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and our workers’ compensation and automotive liability programs.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
Credit Resources:
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $8.3 billion as of March 31, 2022 for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 12, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report.
RELATED PARTY BALANCES AND TRANSACTIONS
Information regarding our related party balances and transactions is included in Financial Note 4, “Business Acquisitions and Divestitures,” and Financial Note 20, “Related Party Balances and Transactions,” to the consolidated financial statements included in this Annual Report.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates.
Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2022 and 2021, we had $3.5 billion and $6.3 billion, respectively, in cash and cash equivalents. The effect of a hypothetical 50 basis points increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings, would not have resulted in a material impact to earnings in 2022 or 2021.
Foreign currency exchange rate risk: We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, British pound sterling, and Canadian dollar. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies.
We have certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. The forward contracts and cross-currency swaps are intended to reduce the income statement effects from fluctuations in foreign currency exchange rates and have been designated as cash flow hedges. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
As of March 31, 2022 and 2021, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of our foreign exchange contracts by approximately $122 million and $267 million, respectively. However, our risk management programs are designed such that the potential loss in value of these risk management portfolios described above would be largely offset by changes in the value of the underlying exposure. Refer to Financial Note 15, “Hedging Activities,” for more information on our foreign currency forward contracts and cross-currency swaps.

McKESSON CORPORATION
In July 2021, we announced our intention to exit our businesses in Europe. During 2022, we entered into an agreement to sell certain of our businesses in the European Union which is anticipated to close within the second half of fiscal year 2023. We also completed the sale of our Austrian business during 2022 and, on April 6, 2022, we completed the sale of our retail and distribution businesses in the United Kingdom. Refer to Financial Note 2, “Held for Sale,” to the consolidated financial statements included in this Annual Report for more information on these divestitures. Subsequent to the completion of these divestitures, our foreign currency exchange rate risk will be primarily limited to the Canadian dollar.
The selected hypothetical change in interest rates and foreign currency exchange rates does not reflect what could be considered the best or worst case scenarios.

Table of Contents	Item 8 Index
McKESSON CORPORATION
Item 8.    Financial Statements and Supplementary Data.

Table of Contents	Item 8 Index
McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. This audit report appears on the following page of this Annual Report on Form 10-K.
May 9, 2022

/s/ Brian S. Tyler
Brian S. Tyler
Chief Executive Officer
(Principal Executive Officer)

/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Table of Contents	Item 8 Index
McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Table of Contents	Item 8 Index
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Contingent Liabilities - Opioid Claims brought by United States (U.S.) Governmental Entities - Refer to Note 1 and Note 18 to the financial statements
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
On February 25, 2022, the Company and two other United States pharmaceutical distribution companies (collectively, "Distributors") determined that there is sufficient State and subdivision participation to proceed with an agreement ("Settlement") to settle a substantial majority of opioid-related lawsuits filed against the Distributors by U.S. states, territories and local governmental entities (collectively, "Settling Governmental Entities"). The Settlement became effective on April 2, 2022. If all conditions to the Settlement are satisfied, the Distributors would pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. Although the Settlement terminated the substantial majority of opioid-related suits pending against the Company, a small number of subdivisions in participating states have opted not to participate in the Settlement, and those suits remain pending. The Company continues to prepare for trial in these pending matters, and believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved.
When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its estimate for the ultimate loss. The Company reviews all loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. The Company also performs an assessment of loss contingencies where a loss is reasonably possible. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements. For the year ended March 31, 2022, management believes that a loss from opioid claims is both probable and reasonably estimable, and accordingly, an $8.3 billion liability has been recorded by management, inclusive of claims brought by U.S. governmental entities, which represents the Company’s best estimate of future loss related to opioid litigation.

Table of Contents	Item 8 Index
McKESSON CORPORATION
We identified the liabilities associated with opioid claims brought by both Settling Governmental Entities, as well as U.S. governmental entities who are not party to the Settlement, collectively “Governmental Entities,” as a critical audit matter because of the significant judgment in auditing management’s accounting for these matters. Such judgment led to an increased extent of effort, including the need to involve specialists. Specifically, auditing management’s assessment of the magnitude of the liability and the determination of whether there is a reasonably estimable range of loss in excess of the amount accrued, is subjective and requires significant judgment given the size and complexity of opioid claims brought by Governmental Entities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to liabilities arising from opioid claims brought by Governmental Entities included the following, among others:
•We tested the effectiveness of internal controls related to liabilities arising from opioid claims brought by Governmental Entities, and approval of the accounting treatment and related disclosures.
•We inquired of the Company’s internal and external legal counsel, as well as executives and other members of management, to understand the basis for the Company’s conclusion that a loss related to opioid claims brought by Governmental Entities is probable and reasonably estimable, and that it is not possible to estimate a range of loss in excess of the amount accrued as of March 31, 2022. In addition, we inspected responses to inquiry letters sent to both internal and external legal counsel as it relates to the terms of settlements with Governmental Entities. We also made inquiries of legal counsel regarding the status of discussions and legal proceedings with Governmental Entities who are not currently party to the Settlement.
•We evaluated management’s analysis of liabilities arising from opioid claims brought by Governmental Entities, including the methodology used by management to determine the probability of such loss and conclusion that it is not possible to estimate a range of loss in excess of the amount accrued as of March 31, 2022. We also evaluated the methodology used by management to estimate the most likely loss to be incurred by the Company as a result of these specific opioid claims.
•We examined Board of Directors meeting minutes, including relevant sub-committee meeting minutes, held inquiries with a director serving on the sub-committee, and compared to internal and external counsel’s written responses to our inquiry letters.
•With the assistance of our specialists in accounting for loss contingencies, we evaluated the facts, evidence and the Company’s related accounting treatment for liabilities arising from opioid claims brought by Governmental Entities.
•We evaluated any events subsequent to March 31, 2022 that might impact management’s accounting treatment.
•We obtained written representations from executives and internal counsel of the Company.
•We examined the terms related to settlements with Governmental Entities.
•We evaluated the adequacy of the Company’s related disclosures for consistency with our testing.
Uncertain Tax Position - Opioid Claims brought by Governmental Entities - Refer to Note 1 and Note 7 to the financial statements
Critical Audit Matter Description
The Company has recorded charges and related tax benefit for opioid-related claims, inclusive of those brought by Governmental Entities. In order to account for the uncertainty associated with the ultimate realization of the tax benefit related to opioid claims, the Company recorded an uncertain tax position reserve. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The net amount recognized by management is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. The Company uses significant judgment in evaluating the technical tax merits of income tax benefits that qualify for recognition, including the determination of the amount that is more likely than not of being realized for U.S. federal and state income tax purposes.

Table of Contents	Item 8 Index
McKESSON CORPORATION
We identified the Company’s uncertain tax position related to liabilities arising from opioid claims brought by Governmental Entities as a critical audit matter because of the challenges in auditing management’s estimate of the amount of income tax benefit that qualifies for recognition. Specifically, there is significant judgment associated with the assessment of the technical tax merits of such a settlement, including the related interpretation of applicable, newly-enacted tax laws and regulations. Auditing the uncertain tax position related to liabilities arising from opioid claims brought by Governmental Entities required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's uncertain tax position associated with liabilities arising from opioid claims brought by Governmental Entities included the following, among others:
•We tested the effectiveness of internal controls related to the Company’s assessment of the technical merits of its tax position, including the Company’s assessment as to the amount of benefit that is more likely than not to be realized upon settlement with a taxing authority that has full knowledge of all relevant information.
•With the assistance of our tax specialists, we evaluated the facts, evidence and the Company’s related income tax analysis for liabilities arising from opioid claims brought by Governmental Entities, including assumptions used by management to measure the related recognized and unrecognized tax benefits.
•We inquired of the Company’s internal and external legal counsel to understand the basis for the Company’s conclusion that a portion of the liabilities arising from opioid claims brought by Governmental Entities would be deductible based on the settlement terms, and expected documentation to be received from Governmental Entities regarding how settlement funds are used.
•We held inquiries with the Company’s internal and external income tax specialists related to the uncertain tax position for liabilities arising from opioid claims brought by Governmental Entities.
•We compared management's income tax assessment of this matter to the Company’s treatment of other recorded opioid charges to evaluate the consistency of the Company’s judgments related to the uncertain tax position.
•We evaluated any events subsequent to March 31, 2022 that might impact management’s accounting treatment.
•We obtained written representations from executives and internal counsel of the Company.
•We examined terms related to settlements of opioid claims brought by Governmental Entities.
•We evaluated the Company’s related disclosures for consistency with our testing and also searched for contradictory evidence by reading disclosures from peer companies, who are also party to the opioid litigation with Governmental Entities.
Goodwill - Refer to Note 1 and Note 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves comparing the carrying amount of each reporting unit to its fair value on the first day of the third fiscal quarter or whenever the Company believes a potential indicator of impairment requiring a more frequent assessment has occurred. The Company uses a combination of the income and market approaches to estimate reporting unit fair value. Under the market approach, fair value is estimated by comparing the business to similar businesses, or guideline companies whose equity securities are actively traded in public markets. Under the income approach, the Company uses a discounted cash flow (“DCF”) model where cash flows anticipated over future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate discount rate that is commensurate with the risk inherent within the reporting unit. The rate used to discount to present value includes an unsystematic risk premium, which is intended to address uncertainty related to the reporting unit’s future cash flow projections. The goodwill balance was $9.5 billion as of March 31, 2022, of which $1.5 billion was allocated to the McKesson Canada reporting unit. The fair value of all reporting units exceeded their respective carrying amounts as of the measurement date and, therefore, no impairment was recognized.

Table of Contents	Item 8 Index
McKESSON CORPORATION
We identified the estimation of the fair value of the McKesson Canada reporting unit used to evaluate the recoverability of goodwill as a critical audit matter because of the challenges auditing significant judgments used in the selection of a discount rate, including the unsystematic risk premium. In particular, the fair value estimate is sensitive to the unsystematic risk premium assumption, which is affected by potential additional risk of changes in the Canadian business and regulatory environments. Auditing management’s selected discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s selection of a discount rate, including determination of the unsystematic risk premium, for the McKesson Canada reporting unit, included the following, among others:
•We tested the effectiveness of internal controls related to management’s goodwill impairment evaluation, including those related to the selection of a discount rate and determination of an unsystematic risk premium.
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
•As part of our assessment of the unsystematic risk premium, we evaluated the reasonableness of strategic plans expected to be implemented during the forecast period by comparing the forecasts to:
•Actual results of historical strategic plans
•Internal communications to management and the Board of Directors
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including the unsystematic risk premium, by developing a range of independent estimates, testing the mathematical accuracy of the calculation, and comparing to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Dallas, Texas
May 9, 2022

We have served as the Company’s auditor since 1968.

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2022	2021	2020
Revenues	$263,966	$238,228	$231,051
Cost of sales	(250,836)	(226,080)	(219,028)
Gross profit	13,130	12,148	12,023
Selling, distribution, general, and administrative expenses	(10,537)	(8,849)	(9,182)
Claims and litigation charges, net	(274)	(7,936)	(82)
Goodwill impairment charges	—	(69)	(2)
Restructuring, impairment, and related charges, net	(281)	(334)	(268)
Total operating expenses	(11,092)	(17,188)	(9,534)
Operating income (loss)	2,038	(5,040)	2,489
Other income, net	259	223	12
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	—	(1,108)
Loss on debt extinguishment	(191)	—	—
Interest expense	(178)	(217)	(249)
Income (loss) from continuing operations before income taxes	1,928	(5,034)	1,144
Income tax benefit (expense)	(636)	695	(18)
Income (loss) from continuing operations	1,292	(4,339)	1,126
Loss from discontinued operations, net of tax	(5)	(1)	(6)
Net income (loss)	1,287	(4,340)	1,120
Net income attributable to noncontrolling interests	(173)	(199)	(220)
Net income (loss) attributable to McKesson Corporation	$1,114	$(4,539)	$900

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$7.26	$(28.26)	$4.99
Discontinued operations	(0.03)	—	(0.04)
Total	$7.23	$(28.26)	$4.95
Basic
Continuing operations	$7.35	$(28.26)	$5.01
Discontinued operations	(0.03)	—	(0.03)
Total	$7.32	$(28.26)	$4.98

Weighted-average common shares outstanding
Diluted	154.1	160.6	181.6
Basic	152.3	160.6	180.6

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended March 31,
	2022	2021	2020
Net income (loss)	$1,287	$(4,340)	$1,120

Other comprehensive income, net of tax
Foreign currency translation adjustments	60	184	(66)
Unrealized gains (losses) on cash flow hedges	14	(36)	86
Changes in retirement-related benefit plans	41	22	129
Other comprehensive income, net of tax	115	170	149

Comprehensive income (loss)	1,402	(4,170)	1,269
Comprehensive income attributable to noncontrolling interests	(172)	(146)	(223)
Comprehensive income (loss) attributable to McKesson Corporation	$1,230	$(4,316)	$1,046

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$3,532	$6,278
Receivables, net	18,583	19,181
Inventories, net	18,702	19,246
Assets held for sale	4,516	12
Prepaid expenses and other	898	665
Total current assets	46,231	45,382
Property, plant, and equipment, net	2,092	2,581
Operating lease right-of-use assets	1,548	2,100
Goodwill	9,451	9,493
Intangible assets, net	2,059	2,878
Other non-current assets	1,917	2,581
Total assets	$63,298	$65,015
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
Current liabilities
Drafts and accounts payable	$38,086	$38,975
Current portion of long-term debt	799	742
Current portion of operating lease liabilities	297	390
Liabilities held for sale	4,741	9
Other accrued liabilities	4,543	3,987
Total current liabilities	48,466	44,103
Long-term debt	5,080	6,406
Long-term deferred tax liabilities	1,418	1,411
Long-term operating lease liabilities	1,366	1,867
Long-term litigation liabilities	7,220	8,067
Other non-current liabilities	1,540	1,715
Commitments and contingent liabilities (Note 18)
Redeemable noncontrolling interests	—	1,271
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 275 and 273 shares issued at March 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	7,275	6,925
Retained earnings	9,030	8,202
Accumulated other comprehensive loss	(1,534)	(1,480)
Treasury shares, at cost, 130 and 115 shares at March 31, 2022 and 2021, respectively	(17,045)	(13,670)
Total McKesson Corporation stockholders’ deficit	(2,272)	(21)
Noncontrolling interests	480	196
Total equity (deficit)	(1,792)	175
Total liabilities, redeemable noncontrolling interests, and equity (deficit)	$63,298	$65,015
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2019	271	$3	$6,435	$(2)	$12,409	$(1,849)	(81)	$(8,902)	$193	$8,287
Opening retained earnings adjustments: adoption of new accounting standards	—	—	—	—	11	—	—	—	—	11
Balances, April 1, 2019	271	3	6,435	(2)	12,420	(1,849)	(81)	(8,902)	193	8,298
Issuance of shares under employee plans, net of forfeitures	1	—	113	—	—	—	—	(20)	—	93
Share-based compensation	—	—	115	—	—	—	—	—	—	115
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(154)	(154)
Other comprehensive income	—	—	—	—	—	146	—	—	—	146
Net income	—	—	—	—	900	—	—	—	178	1,078
Repurchase of common stock	—	—	—	—	—	—	(14)	(1,934)	—	(1,934)
Change Healthcare share exchange	—	—	—	—	—	—	(15)	(2,036)	—	(2,036)
Cash dividends declared, $1.62 per common share	—	—	—	—	(294)	—	—	—	—	(294)
Other	—	(1)	—	2	(4)	—	—	—	—	(3)
Balances, March 31, 2020	272	2	6,663	—	13,022	(1,703)	(110)	(12,892)	217	5,309
Opening retained earnings adjustments: adoption of new accounting standard	—	—	—	—	(13)	—	—	—	—	(13)
Balances, April 1, 2020	272	2	6,663	—	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans, net of forfeitures	1	—	92	—	—	—	—	(28)	—	64
Share-based compensation	—	—	151	—	—	—	—	—	—	151
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(177)	(177)
Other comprehensive income	—	—	—	—	—	223	—	—	—	223
Net income (loss)	—	—	—	—	(4,539)	—	—	—	156	(4,383)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	3	—	—	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	—	(5)	(750)	—	(750)
Cash dividends declared, $1.67 per common share	—	—	—	—	(270)	—	—	—	—	(270)
Other	—	—	16	—	2	—	—	—	—	18
Balances, March 31, 2021	273	2	6,925	—	8,202	(1,480)	(115)	(13,670)	196	175
Issuance of shares under employee plans, net of forfeitures	2	—	220	—	—	—	—	(71)	—	149
Share-based compensation	—	—	154	—	—	—	—	—	—	154
Payments to noncontrolling interests	—	—	—	—	—	—	—	—	(155)	(155)
Other comprehensive income (loss)	—	—	—	—	—	116	—	—	(4)	112
Net income	—	—	—	—	1,114	—	—	—	165	1,279
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	—	(170)	—	—	—	8
Repurchase of common stock	—	—	(204)	—	—	—	(15)	(3,304)	—	(3,508)
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	—	287	287
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	—	(7)	(7)
Cash dividends declared, $1.83 per common share	—	—	—	—	(279)	—	—	—	—	(279)
Other	—	—	2	—	(7)	—	—	—	(2)	(7)
Balances, March 31, 2022	275	$2	$7,275	$—	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,287	$(4,340)	$1,120
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	279	321	321
Amortization	481	566	601
Goodwill and long-lived asset impairment charges	175	242	139
Equity earnings and charges from investment in Change Healthcare Joint Venture	—	—	1,084
Deferred taxes	34	(908)	(342)
Credits associated with last-in, first-out inventory method	(23)	(38)	(252)
Non-cash operating lease expense	241	334	366
Loss (gain) from sales of businesses and investments	(132)	(9)	33
European businesses held for sale	1,509	—	—
Other non-cash items	501	188	615
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,843)	1,145	(2,494)
Inventories	(1,169)	(2,276)	(376)
Drafts and accounts payable	2,802	1,267	3,952
Operating lease liabilities	(356)	(362)	(377)
Taxes	243	(166)	(8)
Litigation liabilities	199	8,067	—
Other	206	511	(8)
Net cash provided by operating activities	4,434	4,542	4,374

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(388)	(451)	(362)
Capitalized software expenditures	(147)	(190)	(144)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(6)	(35)	(133)
Proceeds from sales of businesses and investments, net	578	400	37
Other	(126)	(139)	23
Net cash used in investing activities	(89)	(415)	(579)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	11,192	6,323	21,437
Repayments of short-term borrowings	(11,192)	(6,323)	(21,437)
Proceeds from issuances of long-term debt	498	500	—
Repayments of long-term debt	(1,648)	(1,040)	(298)
Payments for debt extinguishments	(184)	—	—
Common stock transactions:
Issuances	220	92	113
Share repurchases	(3,516)	(742)	(1,934)
Dividends paid	(277)	(276)	(294)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(1,031)	(49)	(3)
Other	(383)	(178)	(318)
Net cash used in financing activities	(6,321)	(1,693)	(2,734)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	55	(61)	(19)
Cash, cash equivalents, and restricted cash classified within Assets held for sale	(540)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,461)	2,373	1,042
Cash, cash equivalents, and restricted cash at beginning of year	6,396	4,023	2,981
Cash, cash equivalents, and restricted cash at end of year	3,935	6,396	4,023
Less: Restricted cash at end of year included in Prepaid expenses and other	(403)	(118)	(8)
Cash and cash equivalents at end of year	$3,532	$6,278	$4,015

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest, net	$186	$220	$235
Income taxes, net of refunds	359	379	368
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson’s teams partner with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. The Company’s equity method investment in Change Healthcare LLC (“Change Healthcare JV”), which was split-off from McKesson in the fourth quarter of 2020, has been included in Other for retrospective periods presented. Refer to Financial Note 21, “Segments of Business,” for additional information.
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
Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimated amounts. The Company continues to evaluate the ongoing impacts, including the economic consequences, of the pandemic caused by the SARS-CoV-2 coronavirus (“COVID-19”). As COVID-19 further evolves, the Company’s accounting estimates and assumptions may change over time and may change materially in future periods.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included in “Prepaid expenses and other” and “Other non-current assets” in the Consolidated Balance Sheets. Restricted cash at March 31, 2022 primarily consists of $395 million held in escrow related to obligations under settlement agreements for opioid-related claims of governmental entities, as discussed in more detail in Financial Note 18, “Commitments and Contingent Liabilities.” Additionally, restricted cash at March 31, 2022 and 2021 includes funds temporarily held on behalf of unaffiliated medical practice groups related to their COVID-19 business continuity borrowings. These amounts have been designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities. Corresponding deposit liabilities associated with these funds have been recorded by the Company within “Other accrued liabilities” in the Company’s Consolidated Balance Sheets at March 31, 2022 and 2021.
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
Receivables, Net and Allowances for Credit Losses: The Company’s receivables are presented net of an allowance for credit losses and primarily consist of trade accounts receivable from customers that result from the sale of goods and services. Receivables, net also includes other receivables, which primarily represent amounts due from suppliers.
We are exposed to credit losses on accounts receivable balances. The Company estimates credit losses by considering historical credit losses, the current economic environment, customer credit ratings, legal disputes, or bankruptcies, as well as reasonable and supportable forecasts. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance.
Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $89 million and $198 million were included in “Receivables, net” on the Consolidated Balance Sheets as of March 31, 2022 and 2021, respectively. Changes in the allowance for the year ended March 31, 2022, were primarily within the U.S Pharmaceutical and International segments.
The following table presents the components of the Company’s receivables as of March 31, 2022 and 2021:

	March 31,
(In millions)	2022	2021
Customer accounts	$16,438	$17,106
Other	2,289	2,325
Total receivables	18,727	19,431
Allowances	(144)	(250)
Receivables, net	$18,583	$19,181

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Concentrations of Credit Risk and Receivables: The Company’s trade accounts receivable are subject to concentrations of credit risk with customers primarily in its U.S. Pharmaceutical segment. During 2022, sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 52% of its total consolidated revenues and approximately 43% of total trade accounts receivable at March 31, 2022. Sales to the Company’s largest customer, CVS Health Corporation (“CVS”), accounted for approximately 21% of its total consolidated revenues in 2022 and comprised approximately 28% of total trade accounts receivable at March 31, 2022. As a result, the Company’s sales and credit concentration is significant. The Company has agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivables balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. In addition, trade accounts receivables are subject to concentrations of credit risk with customers in the institutional, retail, and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the Company’s customer base as well as its geographic dispersion.
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
At March 31, 2022 and 2021, total inventories, net were $18.7 billion and $19.2 billion, respectively, in the Company’s Consolidated Balance Sheets. The LIFO method was used to value approximately 63% and 58% of the Company’s inventories at March 31, 2022 and 2021, respectively. If the Company had used the moving average method of inventory valuation, inventories would have been approximately $383 million and $406 million higher than the amounts reported at March 31, 2022 and 2021, respectively. These amounts are equivalent to the Company’s LIFO reserves. The Company’s LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. The Company recognized LIFO credits of $23 million, $38 million, and $252 million in 2022, 2021, and 2020, respectively, in “Cost of sales” in its Consolidated Statements of Operations. The lower LIFO credits in 2022 compared to 2021 and 2020 is primarily due to higher brand inflation and delays of branded off-patent to generic drug launches. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
The Company believes that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, its LIFO inventory is valued at the lower of LIFO cost or market. As of March 31, 2022 and 2021, inventories at LIFO did not exceed market.
Shipping and Handling Costs: The Company includes costs to pack and deliver inventory to its customers in “Selling, distribution, general, and administrative expenses” in its Consolidated Statements of Operations. Shipping and handling costs of $1.1 billion was recognized in 2022, and $1.0 billion was recognized in each of 2021 and 2020.
Held for Sale: Assets and liabilities to be disposed of by sale (“disposal groups”) are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. Refer to Financial Note 2, “Held for Sale,” for additional information.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Property, Plant, and Equipment, Net: Property, plant, and equipment, net is stated at historical cost and depreciated under the straight-line method over the estimated useful life of each asset, which ranges from 15 to 30 years for building and improvements and 3 to 15 years for machinery, equipment, and other. Leasehold improvements and property, plant, and equipment, net under finance leases are amortized over their respective useful lives of the right-of-use (“ROU”) asset or over the term of the lease, whichever is shorter. Depreciation and amortization begins when an asset is placed in service and ready for its intended use. Repairs and maintenance costs are expensed as incurred. When certain events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, an impairment assessment may be performed on the recoverability of the carrying amounts.
The following table presents the components of the Company’s property, plant, and equipment, net as of March 31, 2022 and 2021:

	March 31,
(In millions)	2022	2021
Land	$104	$156
Building and improvements	1,331	1,745
Machinery, equipment, and other	2,338	2,512
Construction in progress	313	382
Total property, plant, and equipment	4,086	4,795
Accumulated depreciation and amortization	(1,994)	(2,214)
Property, plant, and equipment, net	$2,092	$2,581
Total depreciation expense for property, plant, and equipment, net and amortization of the ROU assets of finance leases was $312 million, $344 million, and $335 million for the years ended March 31, 2022, 2021, and 2020, respectively.
Leases: The Company leases facilities and equipment primarily under operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required, and escalations in rent payments over the term of the lease. As a practical expedient, the Company does not separate lease components from non-lease components, such as common area maintenance, utilities, and repairs and maintenance. Remaining terms for facility leases generally range from one to 15 years, while remaining terms for equipment leases generally range from one to five years. Most real property leases contain renewal options (typically for five-year increments). Generally, the renewal option periods are not included within the lease term as the Company is not reasonably certain to exercise that right at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating ROU assets and operating lease liabilities are recognized at the lease commencement date. ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease liabilities are recognized based on the present value of the future lease payments over the lease term, discounted at the Company’s incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company’s leases. The Company estimates the discount rate as its incremental borrowing rate based on qualitative factors including Company specific credit rating, lease term, general economics, and the interest rate environment. For existing leases that commenced prior to the adoption of the amended leasing guidance, the Company determined the discount rate on April 1, 2019 using the full lease term. Operating lease liabilities are recorded in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” and the corresponding lease assets are recorded in “Operating lease right-of-use assets” in the Company’s Consolidated Balance Sheets. Finance lease assets are included in “Property, plant, and equipment, net” and finance lease liabilities are included in “Current portion of long-term debt” and “Long-term debt” in the Company’s Consolidated Balance Sheets. As a practical expedient, short-term leases with an initial term of 12 months or less are excluded from the Consolidated Balance Sheets and charges from these leases are expensed as incurred.
As a lessor, the Company primarily leases certain owned equipment, classified as direct financing or sales-type leases, to physician practices.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Refer to Financial Note 10, “Leases,” for additional information on the Company’s leases.
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
Intangible Assets: Currently all of the Company’s intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 24 years. The Company reviews intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its estimated fair market value.
Capitalized Software Held for Internal Use: The Company capitalizes costs of software held for internal use during the application development stage of a project and amortizes those costs using the straight-line method over their estimated useful lives, not to exceed 10 years. As of March 31, 2022 and 2021, capitalized software held for internal use was $320 million and $513 million, respectively, net of accumulated amortization of $1.4 billion, and is included in “Other non-current assets” in the Consolidated Balance Sheets. The decrease in capitalized software held for internal use is primarily due to the planned exit of the Company’s European businesses which resulted in an impairment of certain internal-use software that will not be utilized in the future and classification of certain software as held for sale, as discussed in Note 2, “Held for Sale.” Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Amortization expense for capitalized software held for internal use was $116 million, $117 million, and $129 million for the years ended March 31, 2022, 2021, and 2020, respectively.
Insurance Programs: The Company maintains insurance programs through its wholly-owned captive insurance subsidiaries (“Captives”) from which it obtains coverage for various exposures, including certain exposures arising from the opioid-related claims of governmental entities against the Company as discussed in more detail in Financial Note 18, “Commitments and Contingent Liabilities,” as well as those risks required to be insured by law or contract. It is the Company’s policy to retain a significant portion of certain losses, including those related to workers’ compensation and comprehensive general, product, and vehicle liability. Provisions for losses expected under insurance programs are recorded based on the Company’s estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry. The Captives receive direct premiums, which are eliminated on consolidation against the Company’s premium costs within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Revenue Recognition: Revenue is recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Revenues generated from the distribution of pharmaceutical and medical products represent the majority of the Company’s revenues. The Company orders product from the manufacturer, receives and carries the product at its central distribution facilities, and delivers the product directly to its customers’ warehouses, hospitals, or retail pharmacies. The distribution business primarily generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon the Company’s delivery to the customer or upon customer pick-up. The Company also earns revenues from a variety of other sources including its retail, services, and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are rendered. Revenues derived from distribution and retail business at the point of sale, and revenues derived from services represent approximately 98% and 2% of total revenues for each of the years ended March 31, 2022, 2021, and 2020.
Revenues are recorded gross when the Company is the principal in the transaction, has the ability to direct the use of the goods or services prior to transfer to a customer, is responsible for fulfilling the promise to its customer, has latitude in establishing prices, and controls the relationship with the customer. The Company records its revenues net of sales taxes. Revenues are measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, discounts, and rebates using historical data. Sales returns from customers were approximately $3.2 billion in 2022 and $3.1 billion in each of 2021 and 2020. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of March 31, 2022 and 2021. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs. The Company records deferred revenues when payments are received or due in advance of its performance. Deferred revenues are primarily from the Company’s services arrangements and are recognized as revenues over the periods when services are performed.
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded in its Consolidated Balance Sheets as of March 31, 2022 and 2021. The Company generally expenses costs to obtain a contract as incurred when the amortization period is less than one year.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Its foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ equity (deficit) accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in “Other comprehensive income, net of tax” in the Consolidated Statements of Comprehensive Income (Loss), and the cumulative effect is included in the stockholders’ equity (deficit) section of the Consolidated Balance Sheets. Realized gains and losses from currency exchange transactions are recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations and were not material in 2022, 2021, or 2020. The Company releases cumulative translation adjustments from stockholders’ equity into earnings as a gain or loss only upon a complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. It also releases all or a pro-rata portion of the cumulative translation adjustments into earnings upon the sale of an equity method investment that is a foreign entity or has a foreign component.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded in the Consolidated Balance Sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The Company uses foreign currency-denominated notes and cross-currency swaps to hedge a portion of its net investment in its foreign subsidiaries. It uses cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in “Other comprehensive income, net of tax” in the Consolidated Statements of Comprehensive Income (Loss), and the cumulative effect is included in the stockholders’ equity (deficit) section of the Consolidated Balance Sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the Consolidated Statements of Operations when the hedged item affects earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized in earnings following the date when ineffectiveness was identified. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings. Refer to Financial Note 15, “Hedging Activities,” for additional information.
Comprehensive Income (Loss): Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, as well as gains and losses that are recorded as an element of stockholders’ equity (deficit) but are excluded from earnings. The Company’s other comprehensive income (loss) primarily consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency, including gains and losses on net investment hedges, as well as unrealized gains and losses on cash flow hedges and unrealized gains and losses on retirement-related benefit plans.
Noncontrolling Interests and Redeemable Noncontrolling Interests: Noncontrolling interests represent the portion of profit or loss, net assets, and comprehensive income or loss that is not allocable to McKesson Corporation. Net income attributable to noncontrolling interests includes recurring compensation that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe AG (“McKesson Europe”), formerly known as Celesio AG, under the domination and profit and loss transfer agreement. Net income attributable to noncontrolling interests also includes third-party equity interests in the Company’s consolidated entities including Vantage Oncology Holdings, LLC (“Vantage”) and ClarusONE Sourcing Services LLP (“ClarusONE”), which was established between McKesson and Walmart, Inc in 2017. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity (deficit) in the Company’s Consolidated Balance Sheets. Refer to Financial Note 8, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for additional information.
Share-Based Compensation: The Company accounts for all share-based compensation transactions at fair value. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period. The share-based compensation expense recognized is classified in the Consolidated Statements of Operations in the same manner as cash compensation paid to the Company’s employees. Refer to Financial Note 5, “Share-Based Compensation,” for additional information.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
The Company reviews all material contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or a range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system, and other interested parties. Refer to Financial Note 18, “Commitments and Contingent Liabilities,” for additional information related to ongoing controlled substances claims to which the Company is a party.
Restructuring Charges: Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Costs related to contracts without future benefit or contract termination are recognized at fair value at the earlier of the contract termination or the cease-use dates. Other exit-related costs are expensed as incurred. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” for additional information.
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
Treasury Stock: We record purchases of treasury stock at cost, which is reflected as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired. Treasury stock also includes shares withheld to satisfy the tax obligations of recipients of share-based compensation.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
There were no recently issued accounting standards that could have a material impact to the Company’s financial position, results of operations, cash flows, or notes to the financial statements upon their adoption.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
2.    Held for Sale
In July 2021, the Company announced its intention to exit its businesses in Europe (“European Divestiture Activities”). These activities, further described below, constitute the majority of the assets and liabilities classified as held for sale as of March 31, 2022. Total assets and liabilities that have met the classification as held for sale were $4.5 billion and $4.7 billion, respectively, as of March 31, 2022 and $12 million and $9 million, respectively, as of March 31, 2021, primarily included within the Company’s International segment. The Company determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations. During the year ended March 31, 2022, the Company recorded charges totaling $1.6 billion, primarily to remeasure the assets and liabilities of the disposal groups to fair value less costs to sell. These charges were largely driven by declines in the British pound sterling and the Euro. During the years ended March 31, 2021 and 2020, the Company recorded losses of $58 million and $275 million, respectively, related to the contribution of a majority of its German pharmaceutical wholesale business to a joint venture with Walgreens Boots Alliance (“WBA”) which was completed on November 1, 2020. These charges in each year were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
European Divestiture Activities
On July 5, 2021, the Company entered into an agreement to sell certain of its businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.4 billion) adjusted for certain items, including cash, net debt, and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. The transaction is anticipated to close within the second half of fiscal year 2023, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable.
During the year ended March 31, 2022, the Company recorded charges totaling $438 million to remeasure the E.U. disposal group to fair value less costs to sell. These charges also included impairments of individual assets, such as certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole. The remeasurement adjustment includes net losses of $151 million related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The total assets and liabilities of the E.U. disposal group that have met the classification of held for sale in the Company’s Consolidated Balance Sheet are as follows:

(In millions)	March 31, 2022
Assets
Current assets
Receivables, net	$1,322
Inventories, net	809
Prepaid expenses and other	72
Property, plant, and equipment, net	304
Operating lease right-of-use assets	224
Intangible assets, net	267
Other non-current assets	328
Remeasurement of assets of businesses held for sale to fair value less costs to sell (1)	(302)
Total assets held for sale	$3,024

Liabilities
Current liabilities
Drafts and accounts payable	$1,826
Current portion of long-term debt	4
Current portion of operating lease liabilities	33
Other accrued liabilities	473
Long-term debt	11
Long-term deferred tax liabilities	55
Long-term operating lease liabilities	180
Other non-current liabilities	138
Total liabilities held for sale	$2,720
(1)Excludes charges related to the impairment of individual assets, which are primarily comprised of a $113 million impairment of internally developed software recorded directly against the gross value of the assets impacted.
On November 1, 2021, the Company announced an agreement to sell its retail and distribution businesses in the United Kingdom (“U.K. disposal group”) to Aurelius Elephant Limited. In April 2022, the Company entered into an amendment to the agreement for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. During the year ended March 31, 2022, the Company recorded charges totaling $1.2 billion, primarily consisting of adjustments to remeasure the U.K. disposal group to fair value less costs to sell. The remeasurement adjustments include a $734 million loss related to the accumulated other comprehensive income balances associated with the U.K. disposal group, driven by declines in the British pound sterling. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations. The Company’s measurement of the fair value of the U.K. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy. The transaction closed on April 6, 2022 and, at closing the buyer assumed and repaid a note payable to the Company of approximately $118 million.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The total assets and liabilities of the U.K. disposal group that have met the classification of held for sale in the Company’s Consolidated Balance Sheet are as follows:

(In millions)	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$531
Receivables, net	931
Inventories, net	563
Prepaid expenses and other	50
Property, plant, and equipment, net	91
Operating lease right-of-use assets	270
Intangible assets, net	117
Other non-current assets	88
Remeasurement of assets of businesses held for sale to fair value less costs to sell	(1,159)
Total assets held for sale	$1,482

Liabilities
Current liabilities
Drafts and accounts payable	$1,593
Current portion of operating lease liabilities	50
Other accrued liabilities	59
Long-term deferred tax liabilities	16
Long-term operating lease liabilities	262
Other non-current liabilities	38
Total liabilities held for sale	$2,018
On January 31, 2022, the Company completed the sale of its Austrian business to Quadrifolia Management GmbH in a management-led buyout for a purchase price of €244 million (or, approximately $276 million), including certain adjustments. The Company divested net assets of the Austrian business of $272 million, primarily within the International segment, and the buyer assumed a note payable to the Company of approximately $63 million which was paid to McKesson in the fourth quarter of 2022. During the year ended March 31, 2022, the Company recognized a loss of $32 million which was recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations.
German Pharmaceutical Wholesale Joint Venture
On November 1, 2020, the Company completed a transaction with WBA whereby the majority of its German pharmaceutical wholesale business was contributed to a newly formed joint venture in which McKesson had a 30% noncontrolling interest.
Transaction consideration for the contribution included a receivable amount of $41 million, primarily related to working capital and net debt adjustments from WBA, which was received in the first quarter of 2022, and the 30% interest in the newly formed joint venture. At the transaction date, the carrying value of the equity investment in the joint venture was recorded at its fair value, which was measured using inputs that fell within Level 3 of the fair value hierarchy. The carrying value of the investment in the joint venture was nil as of March 31, 2021. The Company accounted for its interest in the joint venture as an equity method investment within the International segment. The joint venture also assumed a note payable to the Company in the amount of approximately $291 million as of the transaction date, which was paid to the Company in 2021.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In conjunction with the contribution, the Company recorded losses of $58 million and $275 million, respectively, in the years ended March 31, 2021 and 2020, which included adjustments to remeasure the assets and liabilities held for sale to fair value less costs to sell. These charges were included within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The Company’s measurement of the fair value of the German pharmaceutical wholesale business disposal group was based on estimates of total consideration to be received by the Company as outlined in the contribution agreement between the Company and WBA.
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net, of $281 million, $334 million, and $268 million in 2022, 2021, and 2020, respectively. These charges are included in “Restructuring, impairment, and related charges, net” in the Consolidated Statements of Operations. In addition, for the years ended March 31, 2021 and 2020, certain charges related to restructuring initiatives were included in “Cost of sales” in the Consolidated Statements of Operations and were not material.
Restructuring Initiatives
During the first quarter of 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of the Company’s office space in North America. Where the Company ceased using office space, it exited the portion of the facility no longer used. It also retained and repurposed certain other office locations. The Company recorded charges of $124 million for the year ended March 31, 2022, primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in 2022 after which immaterial charges will continue to be incurred through the termination date of certain leases.
During the first quarter of 2021, the Company committed to an initiative within the United Kingdom (“U.K.”), which is included in the Company’s International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative included reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. Charges incurred for this initiative were not material for the year ended March 31, 2022 and were $57 million for the year ended March 31, 2021, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. This initiative was substantially complete in 2022 and remaining costs the Company expects to record under this initiative are not material.
During the fourth quarter of 2019, the Company committed to certain programs to continue its operating model and cost optimization efforts. The Company continues to implement centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also include reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe, and closures of other facilities. The Company recorded charges of $62 million and $72 million in 2021 and 2020, respectively, consisting primarily of employee severance, accelerated depreciation expense, and project consulting fees. This initiative was substantially complete in 2021 and remaining costs the Company recorded under this initiative were not material.
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration, and cost competitiveness. As a result, the Company recorded charges of $28 million and $44 million in 2021 and 2020, respectively, consisting primarily of employee retention expenses, severance, long-lived asset impairments, and accelerated depreciation. The relocation was substantially complete in January 2021 and remaining costs the Company recorded under this initiative, primarily relating to lease costs, were not material.
On April 25, 2018, the Company announced a strategic growth initiative intended to drive long-term incremental profit growth and to increase operational efficiency. The initiative consisted of multiple growth priorities and plans to optimize the Company’s operating models and cost structures primarily through centralization, cost management, and outsourcing of certain administrative functions. As part of the growth initiative, the Company committed to implement certain actions including a reduction in workforce, facility consolidation, and store closures. This set of initiatives was substantially complete by the end of 2020 and charges in 2021 were not material. The Company recorded charges of $15 million in 2020.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Fiscal 2022
Restructuring, impairment, and related charges, net for the year ended March 31, 2022 consisted of the following:

	Year Ended March 31, 2022
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$8	$1	$(1)	$8	$(7)	$9
Exit and other-related costs (1)	9	4	5	33	46	97
Asset impairments and accelerated depreciation (2)	18	20	5	35	61	139
Total	$35	$25	$9	$76	$100	$245
(1)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred. For the Company’s International segment, costs primarily relate to optimization programs in Canada, exit-related actions for the Company’s European Divestiture Activities, and programs for operating model and cost optimization efforts in the U.K. as described above. For Corporate, primarily represents costs related to the transition to the partial remote work model described above and various other initiatives.
(2)Costs primarily relate to the transition to the partial remote work model described above.
Fiscal 2021
Restructuring, impairment, and related charges, net for the year ended March 31, 2021 consisted of the following:

	Year Ended March 31, 2021
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International (1)	Corporate (2)	Total
Severance and employee-related costs, net	$10	$4	$(1)	$22	$69	$104
Exit and other-related costs (3)	11	—	4	17	27	59
Asset impairments and accelerated depreciation	—	—	1	46	9	56
Total	$21	$4	$4	$85	$105	$219
(1)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(2)Represents costs associated with the operating model cost optimization efforts and the relocation of the Company’s headquarters described above in addition to various other initiatives.
(3)Exit and other-related costs primarily include project consulting fees.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Fiscal 2020
Restructuring, impairment, and related charges, net for the year ended March 31, 2020 consisted of the following:

	Year Ended March 31, 2020
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	International (3)	Corporate (4)	Total
Severance and employee-related costs, net	$12	$(1)	$4	$2	$30	$47
Exit and other-related costs (5)	1	—	19	13	46	79
Asset impairments and accelerated depreciation	10	—	1	6	13	30
Total	$23	$(1)	$24	$21	$89	$156
(1)Represents costs associated with dispositions and costs related to the relocation of the Company’s corporate headquarters described above.
(2)Primarily represents costs associated with the growth initiative described above.
(3)Primarily represents costs associated with the operating model and cost optimization efforts described above.
(4)Represents costs associated with the growth initiative, operating model cost optimization efforts, and with the relocation of the Company’s corporate headquarters described above.
(5)Exit and other-related costs primarily include project consulting fees.
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the years ended March 31, 2022 and 2021:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2020	$29	$1	$22	$66	$39	$157
Restructuring, impairment, and related charges, net	21	4	4	85	105	219
Non-cash charges	—	—	(1)	(46)	(9)	(56)
Cash payments	(31)	(1)	(21)	(31)	(75)	(159)
Other	—	—	(1)	(8)	(1)	(10)
Balance, March 31, 2021 (1)	19	4	3	66	59	151
Restructuring, impairment, and related charges, net	35	25	9	76	100	245
Non-cash charges	(18)	(20)	(5)	(35)	(61)	(139)
Cash payments	(18)	(6)	(6)	(28)	(29)	(87)
Other	(7)	—	—	(23)	(10)	(40)
Balance, March 31, 2022 (2)	$11	$3	$1	$56	$59	$130
(1)    As of March 31, 2021, the total reserve balance was $151 million, of which $99 million was recorded in “Other accrued liabilities” and $52 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.
(2)    As of March 31, 2022, the total reserve balance was $130 million, of which $58 million was recorded in “Other accrued liabilities,” $36 million was recorded in “Liabilities held for sale,” and $36 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Long-Lived Asset Impairments
Fiscal 2022
In 2022, the Company recognized charges totaling $36 million to impair certain long-lived assets within the International segment related to the Company’s operations in Denmark and its retail pharmacy businesses in Canada. The Company used an income approach (a DCF method) and a market approach to estimate the fair value of the long-lived assets.

Fiscal 2021
In 2021, the Company recognized charges of $115 million to impair certain long-lived assets within the Company’s International segment. These charges primarily related to long-lived assets associated with the Company’s retail pharmacy businesses in Canada and Europe and were due to declines in estimated future cash flows partially driven by a revised outlook regarding the impacts of COVID-19. The Company used both an income approach and a market approach to estimate the fair value of the long-lived assets.
Fiscal 2020
In 2020, the Company recognized charges of $82 million to impair certain long-lived and intangible assets for its retail pharmacy business in Europe within the Company’s International segment. These charges related primarily to intangible assets associated with pharmacy licenses within the U.K. retail business due to a decline in estimated future cash flows driven by additional U.K. government reimbursement reductions communicated in the third quarter of 2020. The Company used a combination of an income approach and a market approach to estimate the fair value of the long-lived and intangible assets.
In 2020, the Company performed an interim impairment test of long-lived and intangible assets for its Rexall Health retail business, within the Company's International segment, due to the decline in the estimated future cash flows primarily driven by lower than expected growth in both prescription volume and sales of non-prescription goods. As a result, the Company recognized a charge of $30 million to impair certain long-lived and intangible assets, primarily customer relationships. The Company used an income approach for estimating the fair value of the long-lived and intangible assets.
4.    Business Acquisitions and Divestitures
Acquisitions
During 2022, 2021, and 2020, the Company did not complete any material acquisitions. For the three years presented, the Company completed several de minimis acquisitions within its operating segments. Financial results for the Company’s business acquisitions have been included in the Company’s consolidated financial statements since their respective acquisition dates. Purchase prices for business acquisitions have been allocated based on estimated fair values at the respective acquisition dates. Goodwill recognized for business acquisitions is generally not expected to be deductible for tax purposes. However, if the assets of another company are acquired, the goodwill may be deductible for tax purposes.
Divestitures
In July 2021, the Company announced its intention to exit its businesses in Europe. In 2022, the Company entered into agreements to sell the E.U. disposal group and U.K. disposal group and completed the previously announced sale of its Austrian business, as described in Financial Note 2, “Held for Sale.” In 2021, the Company contributed the majority of its German pharmaceutical wholesale business to a newly formed joint venture with WBA as discussed in Financial Note 2, “Held for Sale,” and, in 2022, sold its interest in the joint venture to WBA, as described in Financial Note 6, “Other Income, Net.” In 2020, the Company completed the separation of the Change Healthcare JV, as described below.
Investment in the Change Healthcare Joint Venture
In the fourth quarter of 2017, the Company contributed the majority of its McKesson Technology Solutions businesses to form a joint venture, the Change Healthcare JV, under a contribution agreement between McKesson and Change Healthcare Inc. (“Change”) and others, including shareholders of Change. In exchange for the contribution, the Company initially owned approximately 70% of the joint venture, with the remaining equity ownership of approximately 30% held by Change. The Change Healthcare JV was jointly governed by McKesson and shareholders of Change.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
On June 27, 2019, common stock and certain other securities of Change began trading on the NASDAQ (“IPO”). Change was a holding company and did not own any material assets or have any operations other than its interest in the Change Healthcare JV. On July 1, 2019, upon the completion of its IPO, Change contributed net cash proceeds it received from its offering of common stock to the Change Healthcare JV in exchange for additional membership interests of the Change Healthcare JV (“LLC Units”). As a result, McKesson’s equity interest in the Change Healthcare JV was diluted from approximately 70% to approximately 58.5%. Accordingly, in the second quarter of 2020, the Company recognized a dilution loss of $246 million, primarily representing the difference between its proportionate share of the IPO proceeds and the dilution effect on the investment’s carrying value. This amount was included in “Equity earnings and charges from investment in Change Healthcare Joint Venture” in the Company’s Consolidated Statement of Operations for the year ended March 31, 2020.
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
Separation of the Change Healthcare Joint Venture
On March 10, 2020, the Company completed the separation of its interest in the Change Healthcare JV. The separation was affected through the split-off of PF2 SpinCo, Inc. (“SpinCo”), a wholly-owned subsidiary of the Company that held all of the Company’s interest in the Change Healthcare JV, to certain of the Company’s stockholders through an exchange offer (“Split-off”), followed by the merger of SpinCo with and into Change, with Change surviving the merger (“Merger”).
In connection with the Split-off, on March 9, 2020, the Company distributed all 176.0 million outstanding shares of common stock of SpinCo to participating holders of the Company’s common stock in exchange for 15.4 million shares of McKesson common stock which now are held as treasury stock on the Company’s Consolidated Balance Sheets. Refer to Financial Note 19, “Stockholders' Equity (Deficit),” for more information. Following consummation of the exchange offer, on March 10, 2020, SpinCo was merged with and into Change Healthcare, and each share of SpinCo common stock converted into one share of Change common stock, par value $0.001 per share, with cash being paid in lieu of fractional shares of Change common stock. The Split-off and the Merger are intended to be generally tax-free transactions for U.S. federal income tax purposes. Following the Split-off, the Company does not beneficially own any of Change’s outstanding securities. In the fourth quarter of 2020, the Company recognized a net gain of $414 million related to the transaction which is included under the caption “Equity earnings and charges from investment in Change Healthcare Joint Venture” in the Company’s Consolidated Statement of Operations for the year ended March 31, 2020. The net gain was calculated as follows:

(In millions, except per share data)
Fair value of McKesson common stock accepted (15.4 million shares at $131.97 per share on March 9, 2020)	$2,036
Investment in the Change Healthcare JV at exchange date	(2,096)
Reversal of deferred tax liability (1)	521
Release of accumulated other comprehensive loss attributable to the joint venture	(24)
Less: Transaction costs incurred	(23)
Net gain on split-off of the Change Healthcare JV	$414
(1)Under the agreement with the Change Healthcare JV, McKesson, Change, and certain subsidiaries of the Change Healthcare JV, there may be changes in future periods to the amount reversed as the relevant periods are audited by tax authorities. Any such change is not expected to have a material impact on the Company’s consolidated financial statements.
Equity Method Investment in the Change Healthcare Joint Venture
Until the separation of the Company’s interest in the Change Healthcare JV, this investment was accounted for using the equity method of accounting. Effective April 1, 2019, the Change Healthcare JV adopted the amended revenue recognition guidance and, in the first quarter of 2020, the Company recorded its proportionate share of the joint venture’s adoption impact of the amended revenue recognition guidance of approximately $80 million, net of tax, in the Company’s opening retained earnings.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Excluding the OTTI and transaction-related items described above, the Company recorded its proportionate share of loss from its investment in the Change Healthcare JV of $119 million in 2020, which includes transaction and integration expenses incurred by the Change Healthcare JV and basis differences between the joint venture and McKesson, including amortization of fair value adjustments primarily representing incremental intangible amortization and removal of profit associated with the recognition of deferred revenue. This amount was recorded under the caption “Equity earnings and charges from investment in Change Healthcare Joint Venture” in the Company’s Consolidated Statement of Operations for the year ended March 31, 2020.
Related Party Transactions
In connection with the formation of the Change Healthcare JV, McKesson, the Change Healthcare JV, and certain shareholders of Change entered into various ancillary agreements, including a transition services agreement (“TSA”), a transaction and advisory fee agreement (“Advisory Agreement”), a tax receivable agreement (“TRA”) and certain other agreements. The Advisory Agreement was terminated in 2020 and fees incurred or earned from the agreement were not material for 2020. Fees incurred or earned from the TSA were not material in 2022 nor 2021 and were $22 million in 2020.
Under the TRA, McKesson had the ability to adjust the manner in which certain depreciation or amortization deductions are allocated among Change and McKesson. McKesson exercised its right under the agreement and allocated certain depreciation and amortization deductions to Change for the tax year ended March 31, 2020.
After McKesson’s separation of its interest in the Change Healthcare JV, the aforementioned TRA agreement requires the Change Healthcare JV to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the depreciation or amortization allocated to Change by McKesson. The receipt of any payments from the Change Healthcare JV under the TRA is dependent upon Change benefiting from this depreciation or amortization in future tax return filings. This creates uncertainty over the amount, timing, and probability of the gain recognized. As such, the Company accounts for the TRA as a gain contingency, with no receivable recognized as of March 31, 2022 or 2021.
5.    Share-Based Compensation
The Company provides share-based compensation to its employees, officers, and non-employee directors, including restricted stock units (“RSUs”), performance-based stock units (“PSUs”), stock options, and an employee stock purchase plan (“ESPP”) (collectively, “share-based awards”). Most of the share-based awards are granted in the first quarter of each fiscal year.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2022	2021	2020
Restricted stock unit awards (1)	$148	$137	$104
Stock options	2	4	7
Employee stock purchase plan	11	10	8
Share-based compensation expense	161	151	119
Tax benefit for share-based compensation expense (2)	(35)	(23)	(18)
Share-based compensation expense, net of tax	$126	$128	$101
(1)Includes compensation expense recognized for RSUs and PSUs.
(2)Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of compensation expense is not tax-deductible. Income tax expense for 2022, 2021, and 2020 included discrete income tax expense of $10 million, $2 million, and $2 million, respectively.
Stock Plans
In July 2013, the Company’s stockholders approved the 2013 Stock Plan to replace the 2005 Stock Plan. Under these stock plans, the Company may issue restricted stock, RSUs, PSUs, stock options, and other share-based awards to selected employees, officers, and non-employee directors. The 2013 Stock Plan reserves 30 million shares plus unused reserved shares under the 2005 Stock Plan. As of March 31, 2022, 19 million shares remain available for future grant under the 2013 Stock Plan.
Restricted Stock Unit Awards
RSUs entitle the holder to receive a specified number of shares of the Company’s common stock which vest over a period of generally three to four years as determined by the Compensation Committee at the time of grant. The fair value of the award is determined based on the price of the Company’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2022, approximately 57,000 RSUs for the Company’s directors are vested.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The weighted-average assumptions used in the Monte Carlo valuations are as follows:

	Years Ended March 31,
	2022	2021	2020
Expected stock price volatility	35%	36%	30%
Expected dividend yield	0.9%	1.1%	1.3%
Risk-free interest rate	0.3%	0.2%	2.2%
Expected life (in years)	3	3	3
The following table summarizes activity for restricted stock unit awards (RSUs and PSUs) during 2022:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2021	3	$142.13
Granted	1	200.64
Cancelled	—	142.40
Vested	(1)	141.16
Nonvested, March 31, 2022	3	$160.47
The following table provides data related to restricted stock unit award activity:

	Years Ended March 31,
(In millions)	2022	2021	2020
Total fair value of shares vested	$144	$79	$67
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$165	$147	$155
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	2	2	3
Stock Options
Stock options are granted with an exercise price at no less than the fair market value and those options granted under the stock plans generally have a contractual term of seven years and follow a four-year vesting schedule. The Company did not grant any stock options during the years ended March 31, 2022, 2021, and 2020.
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
The following is a summary of stock options outstanding at March 31, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$123.98	—	$159.00	1	3	$150.35	1	$152.20
159.00	—	237.86	—	1	201.56	—	201.56
			1			1

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes stock option activity during 2022:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2021	2	$183.29	2	$36
Granted	—	—
Cancelled	—	207.92
Exercised	(1)	190.96
Outstanding, March 31, 2022	1	$175.23	2	$114
Vested and expected to vest (1)	1	$175.23	2	$114
Vested and exercisable, March 31, 2022	1	178.48	2	101
(1)The number of options expected to vest takes into account an estimate of expected forfeitures.
(2)The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2022	2021	2020
Weighted-average grant date fair value per stock option	$—	$—	$—
Aggregate intrinsic value on exercise	$28	$5	$17
Cash received upon exercise	$157	$38	$66
Tax benefits realized related to exercise	$5	$4	$4
Total fair value of stock options vested	$5	$10	$16
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$—	$2	$6
Weighted-average period in years over which stock option compensation cost is expected to be recognized	0	2	2
Employee Stock Purchase Plan
The Company has an ESPP under which 21 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted-average shares outstanding. These amounts have not been significant for all the years presented. The Company recognizes costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in 2022, 2021, and 2020. At March 31, 2022, 2 million shares remain available for issuance.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
6.    Other Income, Net
Other income, net consists of the following:

	Years Ended March 31,
(In millions)	2022	2021	2020
Interest income	$10	$12	$49
Equity in earnings, net (1)	43	48	36
Net gains on investments in equity securities (2)	98	133	17
Actuarial gains (losses) from pension plans (3)	5	—	(127)
Other, net (4)	103	30	37
Total	$259	$223	$12
(1)Primarily recorded within the Company’s International segment.
(2)Represents net realized and unrealized gains on the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry. These net gains primarily relate to mark-to-market adjustments for investments which are measured at fair value based on changes in the observable price of the securities and realized gains on disposal of certain of these investments. Refer to Financial Note 16, “Fair Value Measurements” and Financial Note 21, “Segments of Business” for more information.
(3)The year ended March 31, 2020 includes $116 million from the termination of the U.S. defined benefit pension plan and $11 million related to a settlement from the executive benefit retirement plan for a retired executive. Refer to Financial Note 14, “Pension Benefits” for more information.
(4)Includes a gain of $42 million for the year ended March 31, 2022 as part of the completed sale of the Company’s 30% interest in its German pharmaceutical wholesale joint venture to WBA. Other, net for all periods presented also includes income recognized from finance charges to customers primarily for late fees.
7.    Income Taxes

	Years Ended March 31,
(In millions)	2022	2021	2020
Income (loss) from continuing operations before income taxes
U.S.	$1,944	$(6,019)	$216
Foreign	(16)	985	928
Income (loss) from continuing operations before income taxes	$1,928	$(5,034)	$1,144

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Income tax expense (benefit) related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2022	2021	2020
Current
Federal	$233	$(15)	$170
State	129	47	48
Foreign	240	181	142
Total current	602	213	360

Deferred
Federal	88	(562)	(204)
State	(16)	(204)	(105)
Foreign	(38)	(142)	(33)
Total deferred	34	(908)	(342)
Income tax expense (benefit)	$636	$(695)	$18
The Company reported an income tax expense (benefit) rate of 33.0%, (13.8)%, and 1.6% in 2022, 2021, and 2020. Fluctuations in the Company’s reported income tax rates are primarily due to non-cash charges related to remeasuring the value of certain of its European businesses to fair value less costs to sell in 2022, the impact of opioid-related claims, including charges of $8.1 billion ($6.8 billion after-tax) in 2021, the impact of the Change Healthcare joint venture divestiture in 2020, and changes in the mix of earnings between various taxing jurisdictions.
The reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21.0% to income before income taxes is as follows:

	Years Ended March 31,
(In millions)	2022	2021	2020
Income tax expense (benefit) at federal statutory rate	$405	$(1,057)	$240
State income taxes, net of federal tax benefit	83	(206)	(41)
Tax effect of foreign operations	(186)	(77)	(81)
Unrecognized tax benefits and settlements	(26)	41	(7)
Opioid-related litigation and claims	38	715	—
Net tax benefit on intellectual property transfer	—	(105)	—
Tax-free gain on investment exit (1)	—	—	(87)
E.U. disposal transaction loss	345	—	—
Capital loss carryback	—	—	(19)
Other, net (2)	(23)	(6)	13
Income tax expense (benefit)	$636	$(695)	$18
(1)Refer to Financial Note 4, “Business Acquisitions and Divestitures,” for additional information regarding the separation of the Change Healthcare JV.
(2)The Company’s effective tax rates were impacted by other favorable U.S. federal permanent differences including research and development credits of $4 million, $5 million, and $7 million in 2022, 2021, and 2020.
During the year ended March 31, 2022, the Company recorded non-deductible, non-cash pre-tax charges of $438 million primarily to remeasure the E.U. disposal group to fair value less costs to sell, and $1.2 billion to remeasure the U.K. disposal group, as described in Financial Note 2, “Held for Sale.”

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company’s reported income tax rates for 2021 and 2020 were unfavorably impacted by non-deductible, non-cash charges of $58 million and $275 million, respectively, primarily to remeasure the carrying value of assets and liabilities held for sale related to the formation of a new German pharmaceutical wholesale joint venture within the Company’s International segment. Refer to Financial Note 2, “Held for Sale,” for more information.
The Company’s reported income tax rates for 2022 and 2021 were impacted by the charge for pending and future opioid-related claims of $274 million ($237 million after-tax) and $8.1 billion ($6.8 billion after-tax), respectively, as described further in Financial Note 18, “Commitments and Contingent Liabilities.”
During 2021, the Company sold intellectual property between wholly-owned legal entities within McKesson that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets which was not subject to income tax in its local jurisdiction; such gains were eliminated upon consolidation. The acquiring entities of the intellectual property were entitled to amortize the purchase price of the assets for tax purposes. In accordance with ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” discrete tax benefits of $105 million was recognized for 2021, with a corresponding increase to a deferred tax assets for the temporary difference arising from the buyer’s excess tax basis.
On March 10, 2020, the Company completed the previously announced separation of its interest in the Change Healthcare JV as described in Financial Note 4, “Business Acquisitions and Divestitures.” The Company’s reported income tax expense rate for 2020 was favorably impacted by this transaction given that it was intended to generally be a tax-free split-off for U.S. federal income tax purposes. In the fourth quarter of 2020, the Company recognized a net gain for financial reporting purposes of $414 million related to the separation transaction.
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2022	2021
Assets
Receivable allowances	$49	$69
Opioid-related litigation and claims	755	724
Compensation and benefit related accruals	285	305
Net operating loss and credit carryforwards	739	974
Lease obligations	422	539
Other	83	115
Subtotal	2,333	2,726
Less: valuation allowance	(726)	(864)
Total assets	1,607	1,862
Liabilities
Inventory valuation and other assets	(1,993)	(1,939)
Fixed assets and systems development costs	(184)	(196)
Intangibles	(233)	(411)
Lease right-of-use assets	(401)	(505)
Other	(17)	(37)
Total liabilities	(2,828)	(3,088)
Net deferred tax liability	$(1,221)	$(1,226)

Long-term deferred tax asset	$197	$185
Long-term deferred tax liability	(1,418)	(1,411)
Net deferred tax liability	$(1,221)	$(1,226)

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Excluded from the amounts above were $48 million of net deferred tax liabilities which were classified as held for sale for European divestitures at March 31, 2022, as discussed in Financial Note 2, “Held for Sale.”
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions. The valuation allowances were approximately $726 million and $864 million in 2022 and 2021, respectively, and primarily relate to net operating and capital losses incurred in certain tax jurisdictions for which no tax benefit was recognized. The decrease in the valuation allowance of $138 million in the current year relates primarily to classification of deferred tax balances as held for sale for European divestitures, as discussed in Financial Note 2, “Held for Sale,” partially offset by the net operating losses incurred and deferred tax movements in certain tax jurisdictions for which no tax benefit was recognized.
The Company has federal, state, and foreign net operating loss carryforwards of $303 million, $3.9 billion, and $1.5 billion at March 31, 2022, respectively. Federal and state net operating losses will expire at various dates from 2023 through 2042. Substantially all its foreign net operating losses have indefinite lives. In addition, the Company has foreign capital loss carryforwards of $785 million with indefinite lives.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2022	2021	2020
Unrecognized tax benefits at beginning of period	$1,754	$958	$1,052
Additions based on tax positions related to prior years	14	53	20
Reductions based on tax positions related to prior years	(131)	(5)	(168)
Additions based on tax positions related to current year	14	755	82
Reductions based on settlements	(20)	(8)	(8)
Reductions based on the lapse of the applicable statutes of limitations	(102)	(12)	(13)
Exchange rate fluctuations	(6)	13	(7)
Unrecognized tax benefits at end of period	$1,523	$1,754	$958
As of March 31, 2022, the Company had $1.5 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate, if recognized. The decrease in unrecognized tax benefits in 2022 compared to 2021 is primarily attributable to statute of limitation expirations in various taxing jurisdictions and the reclassification of $23 million of unrecognized tax benefits as held for sale for European divestitures, as discussed in Financial Note 2, “Held for Sale.” The increase in unrecognized tax benefits in 2021 compared to 2020 is primarily attributable to uncertainty in connection with the deductibility of opioid-related litigation and claims. Because many uncertainties associated with any potential settlement arrangements or other resolutions of opioid claims including provisions related to deductibility have not been finalized, the actual amount of the tax benefit related to uncertain tax positions may differ from these estimates. Refer to Financial Note 18, “Commitments and Contingent Liabilities,” for more information.
During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefit may decrease by as much as $170 million due to settlements of tax examinations and statute of limitations expirations in the U.S. federal and state jurisdictions and in foreign jurisdictions. However, this amount may change as the Company continues to have ongoing negotiations with various taxing authorities throughout the year.
The Company reports interest and penalties on income taxes as income tax expense. It recognized income tax expense of $8 million, $9 million, and $23 million in 2022, 2021, and 2020, respectively, representing interest and penalties, in its Consolidated Statements of Operations. As of March 31, 2022 and 2021, it accrued $108 million and $101 million, cumulatively, in interest and penalties on unrecognized tax benefits.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. corporation income tax returns for 2018 and 2019. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2014 through the current fiscal year.
Undistributed earnings of the Company’s foreign operations of approximately $5.0 billion were considered indefinitely reinvested at March 31, 2022. Following enactment of the 2017 Tax Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the U.S. could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material.
8.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s redeemable noncontrolling interests primarily related to its consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, during 2022, 2021, and 2020, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million, $43 million, and $42 million, respectively. All amounts were recorded in “Net income attributable to noncontrolling interests” in the Company’s Consolidated Statements of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Consolidated Balance Sheets.
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
Subsequent to the Domination Agreement’s registration, certain noncontrolling shareholders of McKesson Europe initiated appraisal proceedings (“Appraisal Proceedings”) with the Stuttgart Regional Court to challenge the adequacy of the Put Amount, annual recurring compensation amount, and/or the guaranteed dividend. During the pendency of the Appraisal Proceedings, such amount was paid as specified in the Domination Agreement. On September 19, 2018, that court ruled that the Put Amount shall be increased by €0.51 resulting in an adjusted Put Amount of €23.50. The annual recurring compensation amount and/or the guaranteed dividend remained unadjusted. Noncontrolling shareholders of McKesson Europe appealed this decision. McKesson Europe Holdings GmbH & Co. KGaA also appealed the decision. On April 12, 2021, the Company received notice that the Stuttgart Court of Appeals ruled that the Put Amount remained at €22.99, thereby rejecting the lower court’s increase, and the recurring compensation remained at €0.83 per share.
Exercises of the Put Right reduced the balance of redeemable noncontrolling interests. The redeemable noncontrolling interest was adjusted each period for the proportion of other comprehensive income or loss, primarily due to changes in foreign currency exchange rates, attributable to the noncontrolling shareholders.
During 2022 and 2021, the Company paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the noncontrolling interests by $983 million and $49 million, respectively, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million and $3 million, respectively, as an increase to McKesson stockholders’ additional paid-in capital. During 2020, there were no material exercises of the Put Right. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” in the Consolidated Balance Sheet.
Prior to the expiration of the Put Right, the balance of the redeemable noncontrolling interests was reported at the greater of its carrying value or its maximum redemption value at each reporting date. At March 31, 2021, the carrying value of redeemable noncontrolling interests of $1.3 billion exceeded the maximum redemption value of $1.2 billion and the Company owned approximately 78% of McKesson Europe’s outstanding common shares.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP, and Vantage Oncology Holdings, LLC. As discussed above, after June 15, 2021, noncontrolling interests also include minority shareholder equity interests in McKesson Europe. Noncontrolling interests in the Company’s Consolidated Balance Sheets were $480 million and $196 million at March 31, 2022 and 2021, respectively.
At March 31, 2022, the Company owned approximately 95% of McKesson Europe’s outstanding common shares. The Company’s noncontrolling interest in McKesson Europe will be included in the sale of the E.U. disposal group, as discussed in Financial Note 2, “Held for Sale.” During 2022, 2021, and 2020, the Company allocated a total of $165 million, $156 million, and $178 million of net income to noncontrolling interests, respectively.
Changes in redeemable noncontrolling interests and noncontrolling interests for the years ended March 31, 2022, 2021, and 2020 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2019	$193	$1,393
Net income attributable to noncontrolling interests	178	42
Other comprehensive income	—	3
Reclassification of recurring compensation to other accrued liabilities	—	(42)
Payments to noncontrolling interests	(154)	—
Other	—	6
Balance, March 31, 2020	217	1,402
Net income attributable to noncontrolling interests	156	43
Other comprehensive loss	—	(79)
Reclassification of recurring compensation to other accrued liabilities	—	(43)
Payments to noncontrolling interests	(177)	—
Exercises of Put Right	—	(49)
Other	—	(3)
Balance, March 31, 2021	196	1,271
Net income attributable to noncontrolling interests	165	8
Other comprehensive income (loss)	(4)	3
Reclassification of recurring compensation to other accrued liabilities	(7)	(8)
Payments to noncontrolling interests	(155)	—
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	(2)	(4)
Balance, March 31, 2022	$480	$—
9.    Earnings (Loss) Per Common Share
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Diluted loss per common share for the year ended March 31, 2021 was calculated by excluding all dilutive securities from the denominator of the share computation due to their anti-dilutive effects. Approximately nil and 2 million of potentially dilutive securities for 2022 and 2020, respectively, were excluded from the computation of diluted net earnings per common share, as they were anti-dilutive.
The computations for basic and diluted earnings or loss per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2022	2021	2020
Income (loss) from continuing operations	$1,292	$(4,339)	$1,126
Net income attributable to noncontrolling interests	(173)	(199)	(220)
Income (loss) from continuing operations attributable to McKesson	1,119	(4,538)	906
Loss from discontinued operations, net of tax	(5)	(1)	(6)
Net income (loss) attributable to McKesson	$1,114	$(4,539)	$900

Weighted-average common shares outstanding:
Basic	152.3	160.6	180.6
Effect of dilutive securities:
Stock options	0.2	—	—
Restricted stock units (1)	1.6	—	1.0
Diluted	154.1	160.6	181.6

Earnings (loss) per common share attributable to McKesson: (2)
Diluted
Continuing operations	$7.26	$(28.26)	$4.99
Discontinued operations	(0.03)	—	(0.04)
Total	$7.23	$(28.26)	$4.95
Basic
Continuing operations	$7.35	$(28.26)	$5.01
Discontinued operations	(0.03)	—	(0.03)
Total	$7.32	$(28.26)	$4.98
(1)Includes dilutive effect from restricted stock units and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.
10.    Leases
In the first quarter of 2020, the Company adopted amended guidance for leases using the modified retrospective method. Upon adoption of this amended guidance, the Company recorded $2.2 billion of operating lease liabilities, $2.1 billion of operating lease ROU assets, and a cumulative-effect adjustment of $69 million to opening retained earnings as of April 1, 2019. The adjustment to opening retained earnings included impairment charges of $89 million, net of tax, to the ROU assets primarily related to previously impaired long-lived assets at the retail pharmacies in the Company’s U.K. and Canadian businesses, partially offset by the derecognition of an existing deferred gain on the Company’s sale-leaseback transaction related to its former corporate headquarters building. The Company also elected to adopt the transition package of practical expedients provided within the amended guidance which eliminated the requirements to reassess lease identification, lease classification, and initial direct costs for leases which commenced before April 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and cash flows.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Lessee
Supplemental balance sheet information related to leases was as follows:

	March 31,
(In millions, except lease term and discount rate)	2022	2021
Operating leases (1)
Operating lease right-of-use assets (2)	$1,548	$2,100

Current portion of operating lease liabilities	$297	$390
Long-term operating lease liabilities	1,366	1,867
Total operating lease liabilities (3)	$1,663	$2,257

Finance leases
Property, plant and equipment, net	$206	$237

Current portion of long-term debt	$25	$22
Long-term debt	185	206
Total finance lease liabilities	$210	$228

Weighted-average remaining lease term (Years) (4)
Operating leases	6.9	7.8
Finance leases	8.8	10.1

Weighted-average discount rate (4)
Operating leases	2.47%	2.53%
Finance leases	2.50%	2.71%
(1)As discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” the Company rationalized its office space, including certain property leases, in North America during 2022. Where the Company ceased using office space, it exited the portion of the facility no longer used and repurposed other office locations which resulted in changes to certain lease agreements. This initiative did not have a material financial impact to the Company’s operating lease ROU assets and liabilities.
(2)Excludes operating lease right-of-use assets of approximately $494 million as of March 31, 2022 related to the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale.” These amounts were included under the caption “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2022. Amortization of these assets ceased upon classification as held for sale.
(3)Excludes current and long-term operating lease liabilities of approximately $83 million and $442 million, respectively, as of March 31, 2022 related to the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale.” These amounts were included under the caption “Liabilities held for sale” in the Consolidated Balance Sheet as of March 31, 2022.
(4)Lease terms and discount rates as of March 31, 2022 exclude leases classified as held for sale in the Consolidated Balance Sheet related to the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale.”

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The components of lease cost were as follows:

	Years Ended March 31,
(In millions)	2022	2021	2020
Short-term lease cost	$43	$32	$29
Operating lease cost	431	465	459

Finance lease cost:
Amortization of right-of-use assets	33	23	14
Interest on lease liabilities	5	6	5
Total finance lease cost	38	29	19

Variable lease cost (1)	127	125	125
Sublease income	(41)	(36)	(33)
Total lease cost (2)	$598	$615	$599
(1)     These amounts include payments for maintenance, taxes, payments affected by the consumer price index, and other similar metrics and payments contingent on usage.
(2)    These amounts were primarily recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Supplemental cash flow information related to leases was as follows:

	Years Ended March 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(356)	$(362)	$(377)
Operating cash flows from finance leases	—	(4)	(3)
Financing cash flows from finance leases	(31)	(31)	(18)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$286	$321	$2,378
Finance leases	32	75	166
(1)     The amount for the year ended March 31, 2020 includes the transition adjustment of $2.1 billion for operating lease right-of-use assets recorded as of April 1, 2019 upon adoption of the amended leasing guidance included in ASU 2016-02, Leases.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Maturities of lease liabilities as of March 31, 2022 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2023	$328	$29	$357
2024	310	29	339
2025	268	27	295
2026	223	25	248
2027	180	24	204
Thereafter	506	103	609
Total lease payments (1)	1,815	237	2,052
Less imputed interest	(152)	(27)	(179)
Present value of lease liabilities	$1,663	$210	$1,873
(1)Total lease payments are not reduced by minimum sublease income of $201 million which are due under future noncancellable subleases.
As of March 31, 2022, the Company entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $285 million that are not reflected in the table above. These operating leases will commence between 2023 and 2024 with noncancellable lease terms of five to 15 years.
Lessor
The Company leases certain owned equipment, classified as direct financing or sales-type leases, to physician practices. As of March 31, 2022 and 2021, the total lease receivable was $298 million, respectively, with a weighted-average remaining lease term of approximately seven years. Interest income from these leases was not material for the years ended March 31, 2022, 2021, and 2020.
11.    Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2020	$3,924	$1,540	$2,453	$1,443	$9,360
Goodwill acquired	—	—	—	5	5
Acquisition accounting, transfers, and other adjustments	—	2	—	—	2
Other changes/disposals	(1)	—	—	—	(1)
Impairment charges	—	—	—	(69)	(69)
Foreign currency translation adjustments, net	40	—	—	156	196
Balance, March 31, 2021	3,963	1,542	2,453	1,535	9,493
Goodwill acquired	—	—	—	5	5
Foreign currency translation adjustments, net	(40)	—	—	(7)	(47)
Balance, March 31, 2022	$3,923	$1,542	$2,453	$1,533	$9,451

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Goodwill Impairment Charges
The Company evaluates goodwill for impairment as of October 1 on an annual basis each year and at an interim date if indicators of potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.
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
The annual impairment testing performed for 2022, 2021, and 2020 did not indicate any impairment of goodwill.
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
The Company recorded a goodwill impairment charge of $69 million in 2021 as the estimated fair value of the Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of the Europe Retail Pharmacy reporting unit within the International segment. This charge was recorded in “Goodwill impairment charges” in the Consolidated Statements of Operations. At March 31, 2021, the balance of goodwill for the reporting units in Europe was approximately nil and the remaining balance of goodwill in the International segment primarily relates to one of its reporting units in Canada.
Refer to Financial Note 16, “Fair Value Measurements,” for more information on these nonrecurring fair value measurements. As of March 31, 2022 and 2021, accumulated goodwill impairment losses in the Company’s International segment were $0.7 billion and $3.6 billion, respectively. Most of the goodwill impairment for these reporting units was generally not deductible for income tax purposes.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Intangible Assets
Information regarding intangible assets is as follows:

	March 31, 2022					March 31, 2021
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$2,777	$(1,691)	$1,086		$3,739	$(2,269)	$1,470
Service agreements	9	1,085	(573)	512		1,081	(513)	568
Pharmacy licenses	—	—	—	—		497	(244)	253
Trademarks and trade names	12	819	(386)	433		925	(394)	531
Technology	1	128	(116)	12		150	(122)	28
Other	9	187	(171)	16		254	(226)	28
Total		$4,996	$(2,937)	$2,059	(1)	$6,646	$(3,768)	$2,878
(1)Excludes net intangible assets of approximately $384 million related to the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale.” This amount was included under the caption “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2022. Amortization of these assets ceased upon classification as held for sale in the second and third quarters of 2022.
All intangible assets were subject to amortization as of March 31, 2022 and 2021. Amortization expense of intangible assets was $332 million, $422 million, and $462 million for 2022, 2021, and 2020, respectively. Estimated annual amortization expense of intangible assets is as follows: $225 million, $214 million, $208 million, $177 million, and $171 million for 2023 through 2027, and $1.1 billion thereafter.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” for more information on intangible asset impairment charges recorded in 2022, 2021, and 2020.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
12.    Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2022	2021
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$400	$400
2.85% Notes due March 15, 2023	360	400
3.80% Notes due March 15, 2024	918	1,100
0.90% Notes due December 3, 2025	500	500
1.30% Notes due August 15, 2026	498	—
7.65% Debentures due March 1, 2027	150	167
3.95% Notes due February 16, 2028	343	600
4.75% Notes due May 30, 2029	196	400
6.00% Notes due March 1, 2041	217	282
4.88% Notes due March 15, 2044	255	411
Foreign currency notes (1) (3)
0.63% Euro Notes due August 17, 2021	—	704
1.50% Euro Notes due November 17, 2025	662	700
1.63% Euro Notes due October 30, 2026	554	587
3.13% Sterling Notes due February 17, 2029	582	627

Lease and other obligations (4)	244	270
Total debt	5,879	7,148
Less: Current portion	799	742
Total long-term debt	$5,080	$6,406
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
(4)Excludes current and long-term debt of approximately $4 million and $11 million, respectively, as of March 31, 2022 related to the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale.” These amounts were included under the caption “Liabilities held for sale” in the Consolidated Balance Sheet as of March 31, 2022.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2022 and 2021, $5.9 billion and $7.1 billion, respectively, of total debt was outstanding, of which $799 million and $742 million, respectively, was included in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Each note, which constitutes a “Series,” is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and, from time-to-time, future unsecured and unsubordinated indebtedness outstanding. Each Series is governed by materially similar indentures and officers’ certificates. Upon required notice to holders of notes with fixed interest rates, the Company may redeem those notes at any time prior to maturity, in whole or in part, for cash at redemption prices. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Inc., Moody’s Investors Service, Inc., and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indentures also contain customary events of default provisions.
On July 17, 2021, the Company redeemed its 0.63% €600 million (or, approximately $709 million) total principal Euro-denominated notes, originally due on August 17, 2021, prior to maturity. The notes were redeemed at par value using cash on hand. On December 1, 2020, the Company redeemed its 4.75% $323 million total principal of notes due on March 1, 2021 prior to maturity. On November 30, 2020, the Company retired its 3.65% $700 million total principal of notes upon maturity. These notes were redeemed using cash on hand and the proceeds of the notes offering discussed above. In 2020, the Company repaid at maturity its €250 million Floating Rate Euro Notes due February 12, 2020.
Tender Offer
On July 23, 2021, the Company completed a cash tender offer for a portion of its existing outstanding (i) 2.85% Notes due 2023, (ii) 3.80% Notes due 2024, (iii) 7.65% Debentures due 2027, (iv) 3.95% Notes due 2028, (v) 4.75% Notes due 2029, (vi) 6.00% Notes due 2041, and (vii) 4.88% Notes due 2044 (collectively referred to herein as the “Tender Offer Notes”). In connection with the tender offer, the Company paid an aggregate consideration of $1.1 billion to redeem $922 million principal amount of the notes at a redemption price equal to 100% of the principal amount and premiums of $182 million, plus accrued and unpaid interest of $14 million. The redemption of the Tender Offer Notes was accounted for as a debt extinguishment. As a result of the redemption, the Company incurred a pre-tax loss on debt extinguishment of $191 million in the year ended March 31, 2022, which included premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred totaling $9 million.
Other Information
Scheduled principal payments of long-term debt are $799 million in 2023, $966 million in 2024, $35 million in 2025, $1.2 billion in 2026, $1.2 billion in 2027, and $1.7 billion thereafter.
Revolving Credit Facilities
In the second quarter of 2020, the Company entered into a Credit Agreement, dated as of September 25, 2019 (the “2020 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility matures in September 2024 and had no borrowings during 2022 and 2021 and no amounts outstanding as of March 31, 2022 and 2021.
On March 31, 2021, the Company entered into Amendment No. 2 to the 2020 Credit Facility, which superseded Amendment No. 1, dated as of February 1, 2021. The 2020 Credit Facility, as amended, contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the amended credit agreement. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At March 31, 2022, the Company was in compliance with all covenants. The remaining terms and conditions of the 2020 Credit Facility are substantially similar to those previously in place under the $3.5 billion five-year senior unsecured revolving credit facility (the “Global Facility”), which was scheduled to mature in October 2020. The Global Facility was terminated in connection with the execution of the 2020 Credit Facility in September 2019 and had no borrowings during the six months ended September 30, 2019.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company also maintains bilateral credit facilities primarily denominated in Euros with a committed amount of $7 million and an uncommitted amount of $111 million as of March 31, 2022. Borrowings and repayments were not material in 2022 and 2021 and amounts outstanding under these credit lines were not material as of March 31, 2022 and 2021.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During 2022, 2021, and 2020, the Company borrowed $11.2 billion, $6.3 billion, and $21.4 billion, respectively, and repaid $11.2 billion, $6.3 billion, and $21.4 billion, respectively, under the program. At March 31, 2022 and 2021, there were no commercial paper notes outstanding.
13.    Variable Interest Entities
The Company evaluates its ownership, contractual, and other interests in entities to determine if they are VIEs if it has a variable interest in those entities, and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on its evaluations, if the Company determines it is the primary beneficiary of such VIEs, it consolidates such entities into its financial statements.
Consolidated Variable Interest Entities
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, is considered the primary beneficiary of the VIE. It consolidates certain single-lessee leasing entities where it, as the lessee, has the majority risk of the leased assets due to its minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide the Company with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have a material impact on the Company’s Consolidated Statements of Operations and Cash Flows. Total assets and liabilities included in its Consolidated Balance Sheets for these VIEs were $660 million and $65 million, respectively, at March 31, 2022, and $662 million and $74 million, respectively, at March 31, 2021.
Investments in Unconsolidated Variable Interest Entities
The Company is involved with VIEs which it does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Its relationships include equity method investments and lending, leasing, contractual, or other relationships with the VIEs. The Company’s most significant VIE relationships are with oncology and other specialty practices. Under these practice arrangements, the Company generally owns or leases all of the real estate and equipment used by the practices and manages the practices’ administrative functions. Prior to the divestment of the Austrian businesses in 2022, the Company had relationships with certain pharmacies in Europe with whom it provided financing, had equity ownership, and/or had a supply agreement whereby it supplied the vast majority of the pharmacies’ purchases. The Company’s maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.4 billion and $1.5 billion at March 31, 2022 and 2021, respectively, which primarily represents the value of intangible assets related to service agreements, equity investments, and lease and loan receivables. This amount excludes the customer loan guarantees discussed in Financial Note 17, “Financial Guarantees and Warranties.” The Company believes there is no material loss exposure on these assets or from these relationships.
14.    Pension Benefits
The Company maintains a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Defined Benefit Pension Plans
The Company has an unfunded nonqualified supplemental defined benefit plan for certain U.S. executives, as well as benefit pension plans for eligible employees outside the U.S.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
On May 23, 2018, the Company’s Board of Directors approved the termination of its frozen U.S. defined benefit pension plan (“Plan”). During the first quarter of 2020, the Company offered the option of receiving a lump sum payment to certain participants with vested qualified Plan benefits in lieu of receiving monthly annuity payments. Approximately 1,300 participants elected to receive the settlement, and lump sum payments of approximately $49 million were made from Plan assets to these participants in June 2019. The benefit obligation settled approximated payments to Plan participants and a settlement charge of $17 million was recorded during the first quarter of 2020. During the second quarter of 2020, the Company transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts for approximately $280 million which was fully funded directly by Plan assets. The third-party insurance provider assumed the obligation to pay future pension benefits and provide administrative services on November 1, 2019 and a pre-tax settlement charge of $105 million was recorded during the second quarter of 2020. Settlement charges were included within “Other income, net,” in the Consolidated Statement of Operations for the year ended March 31, 2020. As of March 31, 2020, this defined benefit pension plan had an accumulated comprehensive loss of approximately nil.
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
During the fourth quarter of 2022, the Company derecognized $43 million of pension liabilities included in liabilities held for sale and $11 million of accumulated other comprehensive loss related to the sale of its Austrian business. During the third quarter of 2021, the Company derecognized $187 million of pension liabilities included in liabilities held for sale and $33 million of accumulated other comprehensive loss related to its German pharmaceutical wholesale business contributed to a joint venture, as discussed in more detail in Financial Note 2, “Held for Sale.”
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end. The net periodic expense for the Company’s pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2022	2021	2020	2022	2021	2020
Service cost - benefits earned during the year	$—	$—	$—	$11	$15	$16
Interest cost on projected benefit obligation	—	—	6	14	19	19
Expected return on assets	—	—	(4)	(19)	(20)	(22)
Amortization of unrecognized actuarial loss and prior service costs	—	—	2	3	5	6
Curtailment/settlement loss (gain)	—	—	127	(5)	—	—
Net periodic pension expense	$—	$—	$131	$4	$19	$19
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service period of active employees.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding the changes in benefit obligations and plan assets for the Company’s pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Years Ended March 31,		Years Ended March 31,
(In millions)	2022	2021	2022	2021
Change in benefit obligations
Benefit obligation at beginning of period (1)	$9	$10	$875	$896
Service cost	—	—	11	15
Interest cost	—	—	14	19
Actuarial loss (gain)	—	—	(55)	89
Benefits paid	(1)	(1)	(35)	(34)
Curtailment/settlement	—	—	(32)	—
Expenses paid	—	—	(1)	—
Divestiture (2)	—	—	(43)	(187)
Foreign exchange impact and other	—	—	(33)	77
Benefit obligation at end of period (1)	$8	$9	$701	$875

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—	$735	$594
Actual return on plan assets	—	—	(4)	87
Employer and participant contributions	1	1	43	27
Benefits paid	(1)	(1)	(35)	(34)
Expenses paid	—	—	(1)	—
Settlements	—	—	(24)	—
Foreign exchange impact and other	—	—	(33)	61
Fair value of plan assets at end of period	$—	$—	$681	$735

Funded status at end of period	$(8)	$(9)	$(20)	$(140)

Amounts recognized on the balance sheet
Current assets (3)	$—	$—	$49	$—
Long-term assets	—	—	40	54
Current liabilities (3)	(1)	(1)	(90)	(9)
Long-term liabilities	(7)	(8)	(19)	(185)
Total	$(8)	$(9)	$(20)	$(140)
(1)The benefit obligation is the projected benefit obligation.
(2)The divestiture relates to the sale of the Company’s Austrian business in 2022 and to the contribution of the Company’s German pharmaceutical wholesale business to a joint venture in 2021 as discussed in more detail in Financial Note 2, “Held for Sale.”
(3)Current assets at March 31, 2022 include $49 million reclassified from long-term assets to assets held for sale as part of the Company’s U.K. disposal group. Current liabilities at March 31, 2022 include $85 million reclassified from long-term liabilities to liabilities held for sale as part of the Company’s E.U. disposal group. Refer to Financial Note 2, “Held for Sale” for additional information.
The actuarial gain of $55 million in 2022 was primarily attributable to:
•Discount rates ($69 million gain): The weighted average discount rate for Non-U.S. plans increased to 2.67% as of March 31, 2022 from 1.89% as of March 31, 2021.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
•Demographic and assumption changes ($14 million loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as inflation assumption, compensation changes, mortality, and other changes including losses related to the divestitures in 2022.
The actuarial loss of $89 million in 2021 was primarily attributable to:
•Discount rates ($32 million loss): The weighted average discount rate for Non-U.S. plans decreased to 1.89% as of March 31, 2021 from 2.03% as of March 31, 2020.
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
The following table provides the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all the Company’s pension plans, including accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2022	2021	2022	2021
Projected benefit obligation	$8	$9	$701	$875
Accumulated benefit obligation	8	9	689	847
Fair value of plan assets	—	—	681	735
Amounts recognized in accumulated other comprehensive loss consist of:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2022	2021	2022	2021
Net actuarial loss	$1	$1	$70	$120
Prior service credit	—	—	(2)	(2)
Total	$1	$1	$68	$118
Other changes in accumulated other comprehensive income were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2022	2021	2020	2022	2021	2020
Net actuarial loss (gain)	$—	$—	$(3)	$(32)	$(9)	$(24)
Amortization of:
Net actuarial loss	—	—	(129)	(14)	(35)	(6)
Prior service credit (cost)	—	—	—	1	1	—
Foreign exchange impact and other	—	—	—	(5)	15	(6)
Total recognized in other comprehensive loss (income)	$—	$—	$(132)	$(50)	$(28)	$(36)

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In 2022, the Company recognized $11 million in actuarial losses for pension plans to stockholders’ equity as a result of the sale of its Austrian business. In 2021, the Company recognized $33 million in actuarial losses for pension plans to stockholders’ equity as a result of the contribution of its German pharmaceutical wholesale business to a joint venture. Refer to Financial Note 2, “Held for Sale,” for more information. The Company recognized $127 million in actuarial losses for the pension plans to stockholders’ equity in 2020 as a result of the termination of the U.S. defined benefit pension plan and the settlement from the executive benefit retirement plan for a retired executive.
Projected benefit obligations related to the Company’s unfunded U.S. plans were $8 million and $9 million at March 31, 2022 and 2021, respectively. Pension obligations for its unfunded plans are based on the recommendations of independent actuaries. Projected benefit obligations relating to the Company’s unfunded non-U.S. plans were $101 million and $162 million at March 31, 2022 and 2021, respectively. Funding obligations for its non-U.S. plans vary based on the laws of each non-U.S. jurisdiction.
Expected benefit payments for the Company’s pension plans are as follows: $34 million, $33 million, $33 million, $34 million, and $35 million for 2023 to 2027, respectively, and $186 million for 2028 through 2032. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for the Company’s pension plans are $13 million for 2023.
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
	2022	2021	2020	2022	2021	2020
Net periodic pension expense
Discount rates	2.35%	3.08%	3.66%	1.89%	1.89%	2.03%
Rate of increase in compensation	N/A (1)	N/A (1)	N/A (1)	3.20	3.20	2.93
Expected long-term rate of return on plan assets	N/A	N/A	4.00	2.56	2.56	3.01
Benefit obligation
Discount rates	3.35%	2.35%	3.08%	2.67%	1.89%	2.03%
Rate of increase in compensation	N/A (1)	N/A (1)	N/A (1)	3.67	3.20	2.93
(1)    This assumption is no longer needed in actuarial valuations as U.S. plans are frozen or have fixed benefits for the remaining active participants.
The Company’s defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of its plans. For March 31, 2022, the Company’s U.S. defined benefit liabilities are valued using a weighted-average discount rate of 3.35%, which represents an increase of 100 basis points from its 2021 weighted-average discount rate of 2.35%. The Company’s non-U.S. defined benefit pension plan liabilities are valued using a weighted-average discount rate of 2.67%, which represents an increase of 78 basis points from its 2021 weighted-average discount rate of 1.89%.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Fair Value Measurements: The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. The following tables represent the Company’s pension plan assets as of March 31, 2022 and 2021, using the fair value hierarchy by asset class:

	Non-U.S. Plans
	March 31, 2022				March 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15	$—	$—	$15	$5	$—	$—	$5
Equity securities:
Equity commingled funds	—	38	—	38	64	117	—	181
Fixed income securities:
Government securities	—	6	—	6	5	144	—	149
Corporate bonds	—	11	—	11	6	30	—	36
Fixed income commingled funds	336	25	—	361	51	222	1	274
Other:
Annuity contracts	—	—	173	173	—	—	—	—
Real estate funds and Other	31	4	2	37	31	4	3	38
Total	$382	$84	$175	$641	$162	$517	$4	$683

Assets held at NAV practical expedient (1):
Other				40				52
Total plan assets				$681				$735
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Annuity contracts - The value of the annuity contracts is reported by the Trustee and is based on a valuation of the remaining contracted cash flow of the contract. Inputs in the valuation include discounted future cash flows; these are classified as Level 3 investments.
Real estate funds - The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals, and market based comparable data. The real estate funds are classified as Level 1, 2, or 3 investments.
Other - At March 31, 2022 and 2021, this includes $35 million and $36 million, respectively, of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The following table presents the changes in the Level 3 plan assets measured on a recurring basis for the year ended March 31, 2022:

(In millions)	Level 3
Balance as of March 31, 2021	$4
Purchases	196
Return on assets	(25)
Balance as of March 31, 2022	$175
The activity attributable to Level 3 plan assets was not material for the year ended March 31, 2021.
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
Contributions and amounts accrued for U.S. plans were not material for the years ended March 31, 2022, 2021, and 2020. Contributions to the POA for non-U.S. plans exceeding 5% of total plan contributions were $20 million, $22 million, and $17 million in 2022, 2021, and 2020, respectively. Based on actuarial calculations, the Company estimates the funded status for its non-U.S. Plans to be approximately 88% as of March 31, 2022. No amounts were accrued for liability associated with the POA as the Company has no intention to withdraw from the plan.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Defined Contribution Plans
The Company has a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $116 million for the year ended March 31, 2022 and $102 million for each of the years ended March 31, 2021 and 2020.
Postretirement Benefits
The Company maintains a number of postretirement benefit plans, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. It also provides postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company’s fiscal year-end. The net periodic (credit) expense for the Company’s postretirement welfare benefits was not material for the years ended March 31, 2022, 2021, and 2020. The benefit obligation at March 31, 2022 and 2021 was $56 million and $64 million, respectively.
15.    Hedging Activities
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
Non-Derivative Instruments Designated as Hedges
At March 31, 2022 and 2021, the Company had €1.1 billion and €1.7 billion, respectively, of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded in foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency-denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
On September 30, 2019, the Company de-designated its £450 million British pound sterling-denominated notes prospectively from net investment hedges as the hedging relationship ceased to be effective.
Foreign currency gains or losses from net investment hedges recorded within Other comprehensive income were gains of $73 million in 2022, losses of $118 million in 2021, and gains of $39 million in 2020. Ineffectiveness on the Company’s non-derivative net investment hedges during 2020 resulted in gains of $34 million which were recorded in earnings in “Other income, net” in the Consolidated Statement of Operations. There was no ineffectiveness in the Company’s net investment hedges for the years ended March 31, 2022 and 2021.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Derivatives Designated as Hedges
At March 31, 2022 and 2021, the Company had cross-currency swaps designated as net investment hedges with a total gross notional amount of $500 million Canadian dollars. Under the terms of the cross-currency swap contracts, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These swaps are utilized to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in “Accumulated other comprehensive loss” in the Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in the Company’s net investment hedges for the years ended March 31, 2022, 2021, and 2020. The cross-currency swaps will mature in November 2024.
In 2020, the Company terminated its cross-currency swaps designated as net investment hedges with a total gross notional amount of £932 million British pound sterling swaps. The termination was due to ineffectiveness in its British pound sterling hedging program that arose due to 2019 impairments of goodwill and certain long-lived assets in the U.K. businesses. Proceeds from the termination of these swaps totaled $84 million and resulted in a settlement gain of $34 million in 2020. This gain was recorded in earnings in “Other income, net” in the Consolidated Statements of Operations.
Gains or losses from the Company’s cross-currency swaps designated as net investment hedges recorded in Other comprehensive income were losses of $4 million and $119 million in 2022 and 2021, respectively, and gains of $76 million in 2020. There was no ineffectiveness in the Company’s hedges for the years ended March 31, 2022, 2021 and 2020.
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
From time to time, the Company also enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies. For cross-currency swap transactions, the Company agrees with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts. These cross-currency swaps are designed to reduce the income statement effects arising from fluctuations in foreign exchange rates and have been designated as cash flow hedges. At March 31, 2022 and 2021, the Company had cross-currency swaps with total gross notional amounts of approximately $1.3 billion and $2.6 billion, respectively, which are designated as cash flow hedges. These swaps will mature between July 2022 and January 2024.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
On April 27, 2020, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with combined notional amounts of $500 million and €600 million, to hedge the variability of future benchmark interest rates on planned bond issuances. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR and to pay fixed interest payments for floating interest payments in Euros based on six-month Euro Interbank Offered Rate (“EURIBOR”) for the €600 million swaps. The $500 million swaps were terminated upon the issuance of the 2025 Notes in November 2020. The settlement loss on the swaps was not material and will be amortized on a straight-line basis as interest expense over the five-year life of the 2025 Notes. The €600 million swaps were terminated in the second quarter of 2022 and the loss on termination of the swaps recorded in interest expense was not material for the year ended March 31, 2022. Refer to Financial Note 12, “Debt and Financing Activities,” for more information.
During 2022, the Company entered into forward starting interest rate swaps designated as cash flow hedges, with a combined notional amount of $500 million, to hedge the variability of future benchmark interest rates on a planned bond issuance. Under the terms of the forward interest rate swap contracts, the Company agreed with third parties to pay fixed interest payments for the $500 million swaps for floating interest payments in U.S. dollars based on three-month LIBOR.
Gains or losses from cash flow hedges recorded in Other comprehensive income were gains of $21 million in 2022, losses of $42 million in 2021, and gains of $98 million in 2020. Gains or losses reclassified from Accumulated other comprehensive income and recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations were not material in 2022, 2021, and 2020. There was no ineffectiveness in the Company’s cash flow hedges for the years ended March 31, 2022, 2021, and 2020.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in value included in earnings.
From time to time, the Company enters into forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. At March 31, 2022 and 2021, the total gross notional amounts of these contracts were nil and $39 million, respectively. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Changes in the fair values were not material in 2022, 2021, and 2020. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	March 31, 2022			March 31, 2021
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$30	$39	$1,537	$4	$47	$826
Cross-currency swaps (non-current)	Other non-current assets/liabilities	—	36	679	72	92	2,663
Forward starting interest rate swaps (current)	Other accrued liabilities	31	—	500	—	7	704
Total		$61	$75		$76	$146
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$—	$—	$—	$29
Foreign exchange contracts (current)	Other accrued liabilities	—	—	—	—	1	10
Total		$—	$—		$—	$1
Refer to Financial Note 16, “Fair Value Measurements,” for more information on these recurring fair value measurements.
16.    Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at March 31, 2022 and 2021 included investments in money market funds of $981 million and $1.6 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for the Company’s marketable securities were not material at March 31, 2022 and 2021.
Fair values of the Company’s interest rate swaps and foreign currency forward contracts were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 15, “Hedging Activities,” for fair value and other information on the Company’s derivatives including interest rate swaps, forward foreign currency contracts, and cross-currency swaps.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had carrying values of $346 million and $269 million at March 31, 2022 and 2021, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Consolidated Balance Sheets. During 2022 and 2021, certain of the Company’s investments in equity securities without readily determinable fair values experienced transactions which resulted in changes in the observable price of those securities. Additionally, in 2021, certain of the Company’s investments in equity securities were converted into shares of public common stock through initial public offerings and an acquisition. The Company exited most of its investments in publicly traded shares in the fourth quarter of 2021. Net gains related to the Company’s investments in these equity securities were approximately $98 million and $133 million, respectively, for the years ended March 31, 2022 and 2021. These net gains were recorded in “Other income, net” in the Consolidated Statements of Operations. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges, including long-lived assets associated with the Company’s restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
At March 31, 2022, the assets and liabilities associated with the E.U. disposal group and U.K. disposal group classified as held for sale were measured at the lower of carrying value or fair value less costs to sell, as discussed in more detail in Financial Note 2, “Held for Sale." Additionally, at March 31, 2022, assets measured at fair value on a nonrecurring basis included certain long-lived assets within the International segment related to the Company’s operations in Denmark and its retail pharmacy businesses in Canada, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
At March 31, 2021, assets measured at fair value on a nonrecurring basis included long-lived assets of the Company’s International segment and its Europe Retail Pharmacy reporting unit within the International segment. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net” and Financial Note 11, “Goodwill and Intangible Assets, Net,” for more information.
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
There were no other liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and 2021.
Other Fair Value Disclosures
At March 31, 2022 and 2021, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.

The Company’s long-term debt is also recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	March 31, 2022		March 31, 2021
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,879	$5,999	$7,148	$7,785

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. The Company considered a market approach as well as an income approach using a DCF model to determine the fair value of each reporting unit.
Refer to Financial Note 11, “Goodwill and Intangible Assets, Net,” for more information regarding goodwill impairment charges recorded for certain reporting units during 2021.
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
The Company measures certain long-lived and intangible assets at fair value on a nonrecurring basis when events occur that indicate an asset group may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment charge is recorded to reduce the carrying amount by the excess over its fair value. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net” under the heading “Long-Lived Asset Impairments” for more information.
17.    Financial Guarantees and Warranties
Financial Guarantees
The Company has agreements with certain of its customers’ financial institutions, primarily in its International segment, under which it has guaranteed the repurchase of its customers’ inventory or its customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For the Company’s inventory repurchase agreements, among other requirements, inventories must be in a resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees generally range from one to 10 years and are primarily provided to facilitate financing for certain customers. The majority of the Company’s customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2022, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $367 million and $84 million, respectively, of which the Company has not accrued any material amounts. The expirations of these financial guarantees are as follows: $309 million, $45 million, $6 million, $15 million, and $12 million from 2023 through 2027, respectively, and $64 million thereafter.
At March 31, 2022, the Company’s banks and insurance companies have issued $214 million of standby letters of credit and surety bonds, which were issued on the Company’s behalf primarily related to its customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and its workers’ compensation and automotive liability programs.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Warranties
In the normal course of business, the Company provides certain warranties and indemnification protection for its products and services. For example, the Company provides warranties that the pharmaceutical and medical-surgical products it distributes are in compliance with the U.S. Food, Drug, and Cosmetic Act and other applicable laws and regulations. It has received the same warranties from its suppliers, which customarily are the manufacturers of the products. In addition, the Company has indemnity obligations to its customers for these products, which have also been provided from its suppliers, either through express agreement or by operation of law. Accrued warranty costs were not material to the Consolidated Balance Sheets.
18.    Commitments and Contingent Liabilities
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
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, the Company is unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a claim because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability or seek an indeterminate amount of damages. It is not uncommon for claims to remain unresolved over many years. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and whether it can make a reasonable estimate of the loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability for an estimated amount. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability. Amounts included within “Claims and litigation charges, net” in the Consolidated Statement of Operations consist of estimated loss contingencies related to opioid-related litigation matters.
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company and its affiliates have been sued as defendants in many cases asserting claims related to distribution of controlled substances. They have been named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers, and retail pharmacy chains. The plaintiffs in these actions have included state attorneys general, county and municipal governments, school districts, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. These actions have been filed in state and federal courts throughout the U.S., and in Puerto Rico and Canada. They seek monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws, and other statutes.
On July 21, 2021, the Company and the two other national pharmaceutical distributors (collectively “Distributors”) announced that they had negotiated a comprehensive proposed settlement agreement which, if all conditions were satisfied, would result in the settlement of a substantial majority of opioid lawsuits filed by state and local governmental entities. On February 25, 2022, the Distributors determined that there was sufficient State and subdivision participation to proceed with an agreement ("Settlement") to settle a substantial majority of opioids-related lawsuits filed against the Distributors by U.S. states, territories, and local governmental entities. As previously disclosed, 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, “Settling Governmental Entities”), have agreed to join the Settlement. To date, over 98% of eligible political subdivisions that have brought opioid-related suits against the Company, as calculated by population under the agreement, have agreed to participate in the settlement or have had their claims addressed by state legislation.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Settlement became effective on April 2, 2022. If all conditions to the Settlement are satisfied, including the receipt of approval by relevant courts of consent decrees to dismiss the lawsuits, the Distributors would pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. Under the Settlement, a minimum of 85% of the settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and would be payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Settlement provides that the Distributors do not admit liability or wrongdoing and do not waive any defenses.
Before the effective date of the Settlement, the Company entered into separate settlement agreements with the states of New York, Ohio, Rhode Island, Texas, and Florida. These states intended to participate in the Settlement when it was finalized, and these agreements provided that each state and its participating subdivisions would receive a settlement consistent with their allocation under the comprehensive Settlement framework, as well as, in some cases, certain attorneys’ fees and costs. Now that the Settlement has become effective, these separate settlement agreements have become part of that broader agreement.
Three eligible states, Alabama, Oklahoma, and Washington, did not join the Settlement.
With respect to the claims of the Alabama attorney general, the Company has negotiated an agreement in principle under which the Company will pay $141 million in ten equal annual installments and an additional approximately $33 million in attorney fees and costs to resolve the opioid-related claims of the state of Alabama and its subdivisions. On May 3, 2022, the Distributors announced an agreement with the attorney general of Washington to settle the claims of the state of Washington and its subdivisions. Under that agreement, Washington and its subdivisions would be paid up to $518 million, of which the Company’s portion would be 38.1% (or approximately $197 million), consistent with Washington’s allocation under the comprehensive framework, as well as certain additional attorneys’ fees and costs. The claims of the Oklahoma attorney general are pending in the District Court of Bryan County, Oklahoma (Case No. CJ-2020-84, 85, and 86), and trial is scheduled to begin in January 2023. The Company’s loss contingency accruals for these three states and their subdivisions reflect the amounts of these agreements in principle or, where there is no agreement in principle, amounts equivalent to what that state and its subdivisions would have been allocated under the framework of the Settlement.
The Company previously settled with the state of West Virginia, and West Virginia and its subdivisions were not eligible to participate in the comprehensive Settlement. Claims of various West Virginia subdivisions remain pending in both state and federal courts. Trial in the case of Cabell County and City of Huntington occurred in the U.S. District Court for the Southern District of West Virginia and concluded on July 28, 2021. The outcome of that trial is pending. The claims of certain other West Virginia subdivisions are pending in the federal Multi-district Litigation and before the state Mass Litigation Panel. On September 30, 2021, the Mass Litigation Panel issued an order scheduling a liability-only trial on the public nuisance claims of certain political subdivisions against the Distributors for July 5, 2022. The Company’s loss contingency accruals for the West Virginia subdivisions are reflected in the estimated liability for the opioid-related claims as of March 31, 2022.
With respect to the claims of Native American tribes, on September 28, 2021, the Company announced that the Distributors reached an agreement with the Cherokee Nation to pay approximately $75 million over 6.5 years to resolve opioid-related claims, of which the Company’s portion would be 38.1% (or, approximately $29 million). The Company has also negotiated a broad resolution of opioid-related claims brought by Native American tribes. Under the proposed agreement, which has been endorsed by the leadership committee of counsel representing the tribes, the Distributors would pay the Native American tribes other than the Cherokee Nation approximately $440 million over 6 years, of which the Company’s portion would be 38.1% (or, approximately $167 million). This broad resolution is contingent on the participation of a substantial majority of the Native American tribes that have brought opioid-related claims against the Distributors. Under these agreements, a minimum of 85% of the settlement payments must be used by the Native American tribes to remediate the opioid epidemic. The Company’s loss-contingency accruals for the Native American tribes reflect these amounts and are reflected in the estimated liability for the opioid-related claims as of March 31, 2022.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Although the Settlement terminated the substantial majority of opioid-related suits pending against the Company, a small number of subdivisions in participating states have opted not to participate in the comprehensive settlement, and other suits brought by subdivisions in non-participating states remain pending. The Company continues to prepare for trial in these pending matters and believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved. The Company’s loss contingency accruals for these subdivisions are reflected in the estimated liability for the opioid-related claims consistent with what would be allocated under the framework of the settlement.
The Company has paid $157 million in payments to date associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes.
The Company’s estimated accrued liability for the opioid-related claims of governmental entities is as follows:

(In millions)	March 31, 2022	March 31, 2021
Current litigation liabilities (1) (2)	$1,046	$—
Long-term litigation liabilities	7,220	8,067
Total litigation liabilities	$8,266	$8,067
(1)This amount, recorded in “Other accrued liabilities” in the Consolidated Balance Sheet, is the amount estimated to be paid prior to March 31, 2023.
(2)In light of the uncertainty of the timing of amounts that would be paid with respect to the charge, the charge was recorded in “Long-term litigation liabilities” in our Consolidated Balance Sheet as of March 31, 2021.
Consistent with the terms of the Settlement, the Company placed approximately $354 million into escrow on September 30, 2021. During the second half of 2022, the Company placed an additional net $41 million into escrow to reflect the participation of additional states, and as part of a separate agreement in principle with the Alabama attorney general. Those escrow amounts were presented as restricted cash within “Prepaid expenses and other” in our Consolidated Balance Sheet as of March 31, 2022. These amounts excluded the proportionate allocation under the Settlement for each non-participating state. The Settlement created a binding obligation to release the funds from escrow upon entry of consent judgments and establishment of a settlement administrator.
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private entities generally, are not included in the Settlement or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. Trial is scheduled for July 18, 2022 in one such case brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court. These plaintiffs seek to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc. et al., CE19-00472. The Company has not concluded a loss is probable in any of these matters; nor is any possible loss or range of loss reasonably estimable.
Because of the many uncertainties associated with the remaining opioid-related litigation matters, the Company is not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In December 2019, the Company was served with two qui tam complaints filed by the same two relators alleging violations of the federal False Claims Act, the California False Claims Act, and the California Unfair Business Practices statute based on alleged predicate violations of the Controlled Substances Act and its implementing regulations, United States ex rel. Kelley, 19-cv-2233, and State of California ex rel. Kelley, CGC-19-576931. The complaints seek relief including treble damages, civil penalties, attorney fees, and costs in unspecified amounts. On February 16, 2021, the court in the federal action dismissed the second amended complaint with prejudice, and the relators appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the dismissal on March 10, 2022. On June 28, 2021, the court in the state action dismissed the complaint with prejudice, and the relators appealed the dismissal to the Superior Court of California, County of San Francisco.

Insurance Coverage Litigation
Two cases pending in the Northern District of California were filed against McKesson by its liability umbrella insurers about policies they issued to the Company for the period 1999-2017, AIU Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa. (together "AIG") and ACE Property and Casualty Insurance Company ("ACE"). AIU Insurance Company et al. v. McKesson Corporation, No. 3:20-cv-07469 (N.D. Cal.) was initiated by AIG in the Northern District of California on October 23, 2020. Ace Property and Casualty Insurance Company v. McKesson Corporation et al., No. 3:20-cv-09356 (N.D. Cal.) was brought by ACE in California state court on November 2, 2020, and was removed by McKesson to federal court, transferred to the Northern District of California, and designated as related to the AIU action. AIG and ACE are seeking declarations that they have no duty to defend or indemnify McKesson in the thousands of lawsuits pending in federal and state courts related to opioids. In both actions, McKesson has asserted claims under the AIG and ACE policies seeking declarations and damages for past and future defense and indemnity costs. On April 5, 2022, the court issued an order granting partial summary judgment to the insurers that the Company’s defense costs in certain opioid-related litigation were not covered by two of the insurance policies.
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On October 8, 2021, the court de-certified the class citing the plaintiffs lacked class-wide proof identifying the manner of receipt, thus leaving two named Plaintiffs remaining in the case. On April 27, 2022, the Court found that the named Plaintiffs had failed to meet their burden to show Defendants willfully or knowingly violated the TCPA and therefore were not entitled to treble damages. The Court found McKesson liable for statutory damages in the amount of $6,500.
On April 16, 2013, the Company’s subsidiary, U.S. Oncology, Inc. (“USON”), was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York by two relators, purportedly on behalf of the United States, 21 states and the District of Columbia, against USON and five other defendants, alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Piacentile v. Amgen Inc., et al., CV 04-3983 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On September 30, 2013, the court granted the United States’ motion to dismiss the claims pled against Amgen. On September 17, 2018, the court granted USON’s motion to dismiss the claims pled against it, with leave to amend. On November 16, 2018, the relators filed a fourth amended complaint; that complaint was dismissed with prejudice on December 1, 2021. Plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit on January 4, 2022.

Table of Contents	Item 8 Index
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
The Company is a defendant in an amended complaint filed on June 15, 2018 in a case pending in the United States District Court for the Southern District of Illinois alleging that the Company’s subsidiary, McKesson Medical-Surgical Inc., among others, violated the Sherman Act by restraining trade in the sale of safety and conventional syringes and safety IV catheters. Marion Diagnostic Center, LLC v. Becton, Dickinson, et al., No. 18:1059. The action is filed on behalf of a purported class of purchasers, and seeks treble damages and further relief, all in unspecified amounts. On July 20, 2018, the defendants filed a motion to dismiss. On November 30, 2018, the district court granted the motion to dismiss, and dismissed the complaint with prejudice. On December 27, 2018, plaintiffs appealed the order to the United States Court of Appeals for the Seventh Circuit. On March 5, 2020, the United States Court of Appeals for the Seventh Circuit vacated the district court’s order, and ruled that dismissal was appropriate on alternative grounds. The case was remanded to the district court to allow the plaintiffs an opportunity to amend their complaint. Plaintiffs filed an amended complaint on August 21, 2020. Defendants filed a motion to dismiss the amended complaint, which the district court granted on March 15, 2021. Plaintiffs appealed the order to the United States Court of Appeals for the Seventh Circuit, which affirmed the district court’s dismissal on March 18, 2022.
On December 30, 2019, a group of independent pharmacies and a hospital filed a purported class action complaint alleging that the Company and other distributors violated the Sherman Act by colluding with manufacturers to restrain trade in the sale of generic drugs. Reliable Pharmacy, et al. v. Actavis Holdco US, et al., No. 2:19-cv-6044; MDL No. 16-MD-2724. The complaint seeks relief including treble damages, disgorgement, attorney fees, and costs in unspecified amounts.
On December 12, 2018, the Company received a purported class action complaint in the United States District Court for the Northern District of California, alleging that McKesson and two of its former officers, CEO John Hammergren and CFO James Beer, violated the Securities Exchange Act of 1934 by reporting profits and revenues from 2013 until early 2017 that were false and misleading, due to an alleged undisclosed conspiracy to fix the prices of generic drugs. Evanston Police Pension Fund v. McKesson Corporation, No. 3:18-06525. The complaint seeks relief including damages, attorney fees, and costs in unspecified amounts. On February 8, 2019, the court appointed the Pension Trust Fund for Operating Engineers as the lead plaintiff. On April 10, 2019, the lead plaintiff filed an amended complaint that added insider trading allegations against defendant Hammergren. On April 8, 2021, the court granted plaintiff’s motion for class certification.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
In October 2019, the Company’s subsidiary NDCHealth Corporation dba RelayHealth (“RelayHealth”) was served with three purported class action complaints filed in the United States District Court for the Northern District of Illinois. The complaints allege that RelayHealth violated the Sherman Act by entering into an agreement with co-defendant Surescripts, LLC not to compete in the electronic prescription routing market, and by conspiring with Surescripts, LLC to monopolize that market, Powell Prescription Center, et al. v. Surescripts, LLC, et al., No. 1:19-cv-06627; Intergrated Pharmaceutical Solutions LLC v. Surescripts, LLC, et al., 1:19-cv-06778; Falconer Pharmacy, Inc. v. Surescripts LLC, et al., No. 1:19-cv-07035. In November 2019, three similar complaints were filed in the United States District Court for the Northern District of Illinois. Kennebunk Village Pharmacy, Inc. v. SureScripts, LLC, et al., 1:19-cv-7445; Whitman v. SureScripts, LLC et al., No. 1:19-cv-7448; BBK Global Corp. v. SureScripts, LLC et al., 1:19-cv-7640. In December 2019, the six actions were consolidated in the Northern District of Illinois. The complaints seek relief including treble damages, attorney fees, and costs. Plaintiffs and RelayHealth reached an agreement in June 2020 to resolve the class action lawsuits and RelayHealth paid into escrow an amount not material in the context of the Company’s overall financial results. The settlement does not include any admission of liability, and RelayHealth expressly denies wrongdoing. The Court granted Plaintiffs’ motion for final approval of the settlement on February 24, 2022.
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the U.S., 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The U.S. and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. On May 5, 2022, the district court granted the Company’s motion to dismiss the complaint, but granted the plaintiff leave to amend the complaint.
III. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough, and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements of claims against the Company. The Company responds to these requests in the ordinary course of business. The following are examples of the type of subpoenas or requests the Company receives from time to time.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
On November 21, 2016, the Belgian Competition Authority carried out inspections at the premises of several Belgian wholesalers, including Belmedis SA, which was subsequently acquired by the Company. Pharma Belgium NV was also part of the investigation. The Company resolved this matter in April 2022 by paying fines not material in the context of the Company’s overall financial results that had been fully reserved for in the third quarter of 2022.
On May 19, 2021, the Norwegian Competition Authority carried out an inspection of Norsk Medisinaldepot AS regarding its and its competitors alleged sharing of competitively sensitive information.
In June 2021, the United States Department of Justice served a Civil Investigative Demand on the Company seeking documents related to distribution arrangements for ophthalmology products.
IV. State Opioid Statutes
Legislative, regulatory, or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that it may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On July 6, 2018, the Healthcare Distribution Alliance filed a lawsuit challenging the constitutionality of the law and seeking an injunction against its enforcement. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State appealed that decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. The Company has accrued a $50 million pre-tax charge ($37 million after-tax) as its estimated share of the OSA surcharge for calendar years 2017 and 2018. This OSA provision was recognized in “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2021 and in “Other accrued liabilities” in the Consolidated Balance Sheet as of March 31, 2021. The State of New York adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The law adopting the excise tax made clear that the OSA does not apply to sales or distributions occurring after December 31, 2018. The Healthcare Distribution Alliance filed a petition for panel rehearing, or, in the alternative, for rehearing en banc with the U.S. Court of Appeals for the Second Circuit; that petition was denied on December 18, 2020. On February 12, 2021, the Court of Appeals for the Second Circuit granted a motion by the Healthcare Distribution Alliance to stay its mandate pending the filing and disposition of a petition for writ of certiorari before the U.S. Supreme Court. That petition was denied on October 4, 2021. In December 2021, McKesson paid $26 million for the assessment for calendar year 2017 while reserving all rights to challenge the constitutionality of the assessment.
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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these five sites is $15 million, net of amounts anticipated from third parties. The $15 million is expected to be paid out between April 2022 and March 2052. The Company has accrued for the estimated probable loss for these environmental matters.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liabilities upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $1.4 billion. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company. Accordingly, the Company’s estimated probable loss at those 14 sites is approximately $29 million, which has been accrued for in the Consolidated Balance Sheets. However, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.
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
VII. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are typically brought as class actions. The Company has not been named a plaintiff in any of these class action lawsuits, but has been a member of the class of those who purchased directly from the pharmaceutical manufacturers. Some of these class action lawsuits have settled in the past with the Company receiving proceeds, including $46 million, $181 million, and $22 million in 2022, 2021, and 2020, respectively, which were included in “Cost of sales” in the Consolidated Statements of Operations.
VIII. Other Matters
The Company is involved in various other litigation, governmental proceedings, and claims, not described above, that arise in the normal course of business. While it is not possible to determine the ultimate outcome or the duration of such litigation, governmental proceedings, or claims, the Company believes, based on current knowledge and the advice of counsel, that such litigation, proceedings, and claims will not have a material impact on the Company’s financial position or results of operations.
19.    Stockholders' Equity (Deficit)
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Board.
In July 2021, the quarterly dividend was raised from $0.42 to $0.47 per common share for dividends declared on or after such date by the Board. Dividends were $1.83 per share in 2022, $1.67 per share in 2021, and $1.62 in 2020. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2019			$3,469
Shares repurchased - Open market	9.2	$144.68	(1,334)
Shares repurchased - May 2019 ASR	4.7	$127.68	(600)
Balance, March 31, 2020			1,535
Shares repurchase authorization increase in 2021			2,000
Shares repurchased - Open market (3)	4.7	$160.33	(750)
Balance, March 31, 2021			2,785
Shares repurchased - May 2021 ASR	5.2	$193.22	(1,000)
Shares repurchased - Open market	4.6	$217.73	(1,007)
Shares repurchase authorization increase in 2022			4,000
Shares repurchased - February 2022 ASR (4)	4.8	$265.56	(1,500)
Balance, March 31, 2022			$3,278
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards. It also excludes shares related to the Company’s Split-off of the Change Healthcare JV as described below.
(2)The number of shares purchased reflects rounding adjustments.
(3)Of the total dollar value, $8 million was accrued within “Other accrued liabilities” in the Company’s Consolidated Balance Sheet as of March 31, 2021 for share repurchases that were executed in late March and settled in early April.
(4)In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in May 2022.
On March 9, 2020, the Company completed the Split-off of its interest in the Change Healthcare JV. In connection with the Split-off, the Company distributed all 176.0 million outstanding shares of SpinCo common stock, which held all of the Company’s interests in the Change Healthcare JV, to participating holders of the Company’s common stock in exchange for 15.4 million shares of McKesson stock, which are now held as treasury stock on the Company’s Consolidated Balance Sheets. Following consummation of the exchange offer, on March 10, 2020, SpinCo merged with and into Change with each share of SpinCo common stock converted into one share of Change common stock, par value $0.001 per share, with cash being paid in lieu of fractional shares of Change common stock. See Financial Note 4, “Business Acquisitions and Divestitures,” for more information.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the Company’s accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2019	$(1,628)	$53	$(37)	$(237)	$(1,849)
Other comprehensive income (loss) before reclassifications	(151)	85	86	33	53
Amounts reclassified to earnings and other (3)	—	—	—	96	96
Other comprehensive income (loss)	(151)	85	86	129	149
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	1	—	—	2	3
Other comprehensive income (loss) attributable to McKesson	(152)	85	86	127	146
Balance at March 31, 2020	(1,780)	138	49	(110)	(1,703)
Other comprehensive income (loss) before reclassifications	312	(175)	(36)	(2)	99
Amounts reclassified to earnings and other (4)	47	—	—	24	71
Other comprehensive income (loss)	359	(175)	(36)	22	170
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(60)	(1)	—	8	(53)
Other comprehensive income (loss) attributable to McKesson	419	(174)	(36)	14	223
Balance at March 31, 2021	(1,361)	(36)	13	(96)	(1,480)
Other comprehensive income (loss) before reclassifications	(51)	41	18	31	39
Amounts reclassified to earnings and other (5)	71	(1)	(4)	10	76
Other comprehensive income	20	40	14	41	115
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	5	(6)	—	—	(1)
Other comprehensive income attributable to McKesson	15	46	14	41	116
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—	—	(12)	(170)
Balance at March 31, 2022	$(1,504)	$10	$27	$(67)	$(1,534)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts before reclassifications recorded in 2022, 2021, and 2020 include gains (losses) of $73 million, $(118) million, and $39 million, respectively, related to net investment hedges from Euro-denominated notes and gains (losses) of $(4) million, $(119) million, and $76 million, respectively, related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit (expense) of $(23) million, $62 million, and $(30) million in 2022, 2021, and 2020, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(3)Primarily reflects a reclassification of losses of $127 million, net of $33 million of income tax benefit, predominantly on the termination of the Company’s U.S. defined benefit pension plan from “Accumulated other comprehensive loss” to “Other income, net” in the Company’s Consolidated Statement of Operations.
(4)Primarily includes adjustments for amounts related to the contribution of the Company’s German pharmaceutical wholesale business to a joint venture, as discussed in more detail in Financial Note 2, “Held for Sale” and Financial Note 6, “Other Income, Net.” These amounts were included in the 2021 and 2020 calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within Selling, distribution, general, and administrative expenses in the Consolidated Statements of Operations.
(5)Primarily includes adjustments for amounts related to the sale of the Company’s Austrian business, as discussed in more detail in Financial Note 2, “Held for Sale.” These amounts were included in the 2022 calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within Selling, distribution, general, and administrative expenses in the Consolidated Statement of Operations.
20.    Related Party Balances and Transactions
McKesson Europe has investments in pharmacies located across Europe that are accounted for under the equity method. McKesson Europe maintains distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $137 million, $178 million, and $141 million are included in the Consolidated Statements of Operations for the years ended March 31, 2022, 2021, and 2020, respectively, and receivables related to these transactions included in the Consolidated Balance Sheets were not material as of March 31, 2022 and 2021. Predominately all of these pharmacies were divested from the Company in the fourth quarter of 2022 as part of the completed sale of the Company’s Austrian business, while certain other remaining pharmacies are included in the E.U. disposal group and U.K. disposal group. Refer to Financial Note 2, “Held for Sale,” for additional information.
In 2022, 2021, and 2020, the Company’s pharmaceutical sales to one of its equity method investees in the U.S. Pharmaceutical segment totaled $100 million, $111 million, and $60 million, respectively. Trade receivables related to these transactions from this investee were not material as of March 31, 2022 and 2021. During 2022, the Company’s investment in this investee was no longer accounted for using the equity method and is not considered a related party as of March 31, 2022.
Refer to Financial Note 4, “Business Acquisitions and Divestitures,” for information regarding related party balances and transactions with Change and the Change Healthcare JV.
21.    Segments of Business
Commencing with the second quarter of 2021, the Company began reporting under four reportable segments: U.S. Pharmaceutical, RxTS, Medical-Surgical Solutions, and International. Other, for retrospective periods presented, consists of the Company’s previous equity method investment in the Change Healthcare JV, which was split-off from McKesson in the fourth quarter of 2020. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
The U.S. Pharmaceutical segment distributes branded, generic, specialty, biosimilar and over-the-counter pharmaceutical drugs, and other healthcare-related products. This segment also provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing, technological, and other services.
The RxTS segment serves McKesson’s biopharma and life sciences partners and patients to address medication challenges for patients throughout their journeys. RxTS works across healthcare to connect pharmacies, providers, payers, and biopharma companies to deliver innovative access and adherence solutions designed to benefit stakeholders and help people get the medicine they need to live healthier lives. RxTS also offers third-party logistics and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers more than 285,000 national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S.
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s operations in Europe provide distribution and services to wholesale, institutional, and retail customers in 11 European countries where it owns, partners, or franchises with retail pharmacies and operates through two businesses: Pharmaceutical Distribution and Retail Pharmacy. The Company’s Canada operations deliver vital medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies. In 2022, the Company entered into agreements to sell the E.U. disposal group and U.K. disposal group, and completed the sale of its Austrian business. Refer to Financial Note 2, “Held for Sale,” for more information.
Other, for retrospective periods presented consists of the Company’s previous investment in the Change Healthcare JV, which was split-off from the Company in the fourth quarter of 2020.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Financial information relating to the Company’s reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2022	2021	2020
Segment revenues (1)
U.S. Pharmaceutical	$212,149	$189,274	$181,700
Prescription Technology Solutions	3,864	2,890	2,705
Medical-Surgical Solutions	11,608	10,099	8,305
International	36,345	35,965	38,341
Total revenues	$263,966	$238,228	$231,051

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$2,879	$2,763	$2,745
Prescription Technology Solutions	500	395	396
Medical-Surgical Solutions (4)	959	707	499
International (5)	(968)	(37)	(161)
Other (6)	—	—	(1,113)
Subtotal	3,370	3,828	2,366
Corporate expenses, net (7)	(1,073)	(8,645)	(973)
Loss on debt extinguishment (8)	(191)	—	—
Interest expense	(178)	(217)	(249)
Income (loss) from continuing operations before income taxes	$1,928	$(5,034)	$1,144

Segment depreciation and amortization (9)
U.S. Pharmaceutical	$228	$211	$208
Prescription Technology Solutions	82	87	85
Medical-Surgical Solutions	129	130	136
International	204	334	357
Corporate	117	125	136
Total depreciation and amortization	$760	$887	$922

Segment expenditures for long-lived assets (10)
U.S. Pharmaceutical	$137	$246	$109
Prescription Technology Solutions	10	22	23
Medical-Surgical Solutions	74	57	36
International	177	212	218
Corporate	137	104	120
Total expenditures for long-lived assets	$535	$641	$506
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
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income (expense), net, for the Company’s reportable segments. For retrospective periods presented, operating loss for Other reflects equity earnings and charges from the Company’s previous equity method investment in the Change Healthcare JV, which was split-off from McKesson in the fourth quarter of 2020.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(3)The Company’s U.S. Pharmaceutical segment’s operating profit for 2022, 2021, and 2020 includes credits of $23 million, $38 million, and $252 million, respectively, related to the LIFO method of accounting for inventories. Operating profit for 2022, 2021, and 2020 also includes $46 million, $181 million, and $22 million, respectively, of cash receipts for the Company’s share of antitrust legal settlements. In addition, operating profit for 2021 includes a charge of $50 million recorded in connection with the Company’s estimated liability under the State of New York’s OSA, as further discussed in Financial Note 18, “Commitments and Contingent Liabilities.”
(4)The Company’s Medical-Surgical Solutions segment’s operating profit for 2022 and 2021 includes inventory charges of $164 million and $136 million, respectively, on certain PPE and other related products.
(5)The Company’s International segment’s operating loss for 2022, 2021, and 2020 reflects the following:
•2022 includes charges of $1.1 billion to remeasure assets and liabilities of the U.K. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Held for Sale;”
•2022 includes charges of $383 million to remeasure assets and liabilities of the E.U. disposal group to fair value less costs to sell and to impair certain assets, including internal-use software that will not be utilized in the future, as discussed in more detail in Financial Note 2, “Held for Sale;”
•2022 includes a gain of $59 million related to the sale of the Company’s Canadian health benefit claims management and plan administrative services business;
•2022 includes a gain of $42 million related to the sale of the Company’s 30% interest in its German pharmaceutical wholesale joint venture to WBA. 2021 and 2020 includes charges of $58 million and $275 million, respectively, related to the contribution of a majority of its German pharmaceutical wholesale business to the joint venture with WBA completed on November 1, 2020. See Financial Note 2, “Held for Sale,” and Financial Note 6, “Other Income, Net,” for further details;
•2021 includes a goodwill impairment charge of $69 million related to one of the Company’s reporting units in Europe, as discussed in more detail in Financial Note 11, “Goodwill and Intangible Assets, Net;” and
•2021 and 2020 includes long-lived asset impairment charges of $115 million and $112 million, respectively, primarily related to retail pharmacy businesses in Canada and Europe, as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(6)Operating loss for Other for 2020 includes an impairment charge of $1.2 billion and a dilution loss of $246 million associated with the Company’s previous investment in the Change Healthcare JV, partially offset by a net gain of $414 million (pre-tax and after-tax) related to the separation of its interest in the Change Healthcare JV completed during the fourth quarter of 2020. Operating loss for 2020 also includes the Company’s proportionate share of loss from the Change Healthcare JV of $119 million.
(7)Corporate expenses, net, for 2022, 2021, and 2020 reflects the following:
•2022 includes charges of $55 million primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale;”
•2022 includes charges of $42 million primarily related to the effect of accumulated other comprehensive loss components from the U.K. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale;”
•2022 and 2021 includes charges of $274 million and $8.1 billion, respectively, related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 18, “Commitments and Contingent Liabilities;"
•2022 and 2021 includes net gains of $98 million and $133 million, respectively, associated with certain of the Company’s equity investments, as discussed in more detail in Financial Note 16, “Fair Value Measurements;”
•2021 includes a net gain of $131 million recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program;
•2020 includes settlement charges of $122 million for the termination of the Company’s defined benefit pension plan; and
•2020 includes a settlement charge of $82 million related to opioid claims.
(8)Loss on debt extinguishment for 2022 consists of a charge of $191 million related to the Company’s July 2021 tender offer to redeem a portion of its existing debt, as discussed in more detail in Financial Note 12, “Debt and Financing Activities.”
(9)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(10)Long-lived assets consist of property, plant, and equipment, net and capitalized software.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
Segment assets and long-lived assets by geographic areas were as follows:

	March 31,
(In millions)	2022	2021
Segment assets
U.S. Pharmaceutical	$38,346	$35,236
Prescription Technology Solutions	3,528	3,446
Medical-Surgical Solutions	5,830	5,986
International	13,717	14,987
Corporate	1,877	5,360
Total assets	$63,298	$65,015

Long-lived assets (1)
United States	$2,060	$2,110
Foreign	352	984
Total long-lived assets	$2,412	$3,094
(1)Long-lived assets consist of property, plant, and equipment, net and capitalized software and excludes amounts classified as assets held for sale.

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
Internal Control over Financial Reporting
Management’s report on the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in this Annual Report, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about our Executive Officers is incorporated by reference from the discussion in Part I of this report under the heading “Information about our Executive Officers.” Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Experts, is incorporated by reference from the discussion in Item 1 of our Proxy Statement under the heading “The Board, Committees and Meetings,” and in Item 2 of our Proxy Statement under the heading “Audit Committee Report.”
Information about the Code of Conduct applicable to all employees, officers, and directors can be found on our website, www.mckesson.com, under the caption “Investors - Governance.” The Company’s Corporate Governance Guidelines and Charters for the Audit, Compensation, and Governance Committees can also be found on our website under the same caption.
The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions within four business days after any such amendment or waiver.

McKESSON CORPORATION
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
The following table sets forth information as of March 31, 2022 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3.0 (2)	$175.23	20.4 (3)
Equity compensation plans not approved by security holders	—	$—	—
(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents option and RSU awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; and (iii) the 2013 Stock Plan.
(3)Represents 1.9 million shares available for purchase under the 2000 Employee Stock Purchase Plan and 18.5 million shares available for grant under the 2013 Stock Plan.
The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2013 Stock Plan and 2005 Stock Plan related to non-employee directors, which is administered by the Board of Directors or its Governance Committee.
2013 Stock Plan: The 2013 Stock Plan was adopted by the Board of Directors on May 22, 2013 and approved by the Company’s stockholders on July 31, 2013. The 2013 Stock Plan permits the grant of awards in the form of stock options, stock appreciation rights, restricted stock (“RS”), restricted stock units (“RSUs”), performance-based restricted stock units (“PeRSUs”), performance shares, and other share-based awards. The number of shares reserved for issuance under the 2013 Stock Plan equals the sum of (i) 30.0 million shares, (ii) the number of shares reserved but unissued under the 2005 Stock Plan as of the effective date of the 2013 Stock Plan, and (iii) the number of shares that become available for reuse under the 2005 Stock Plan following the effective date of the 2013 Stock Plan. For any one share of common stock issued in connection with an RS, RSU, performance share, or other full-share award, three and one-half shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, including in respect of the payment of applicable taxes, or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2013 Stock Plan. Shares withheld to satisfy tax obligations relating to the vesting of a full-share award shall be returned to the reserve of shares available for issuance under the 2013 Stock Plan.

McKESSON CORPORATION
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
Non-employee directors may be granted an award on the date of each annual meeting of the stockholders for up to 5,000 RSUs, as determined by the Board of Directors. Such non-employee director award is fully vested on the date of the grant.
2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, RS, RSUs, PeRSUs, performance shares, and other share-based awards. For any one share of common stock issued in connection with an RS, RSU, performance share, or other full-share award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, shares withheld to satisfy tax obligations relating to the vesting of a full-share award or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan. Stock options were granted at no less than fair market value and options granted under the 2005 Stock Plan generally have a contractual term of seven years.
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

McKESSON CORPORATION
Item 13.    Certain Relationships and Related Transactions and Director Independence.
Information with respect to certain transactions with directors and management is incorporated by reference from the Proxy Statement under the heading “Related Party Transactions Policy and Transactions with Related Persons.” Information regarding Director independence is incorporated by reference from the Proxy Statement under the heading “Director Independence.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this Annual Report and Financial Note 20, “Related Party Balances and Transactions” to the consolidated financial statements included in this Annual Report.
Item 14.    Principal Accounting Fees and Services.
Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2023” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15.    Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID: 34)	65

Consolidated Statements of Operations for the years ended March 31, 2022, 2021, and 2020	70

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2022, 2021, and 2020	71

Consolidated Balance Sheets as of March 31, 2022 and 2021	72

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2022, 2021, and 2020	73

Consolidated Statements of Cash Flows for the years ended March 31, 2022, 2021, and 2020	74

Financial Notes	75

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	142

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes, or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	143

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2022
Allowances for credit losses	$211	$29	$(35)	$(106)	$99
Other allowances	50	—	4	(2)	52
	$261	$29	$(31)	$(108)	$151

Year Ended March 31, 2021
Allowances for credit losses	$252	$4	$1	$(46)	$211
Other allowances	30	11	9	—	50
	$282	$15	$10	$(46)	$261

Year Ended March 31, 2020
Allowances for credit losses	$273	$91	$(19)	$(93)	$252
Other allowances	24	—	—	6	30
	$297	$91	$(19)	$(87)	$282

		2022	2021	2020
(1)	Deductions:
	Written-off	$(106)	$(40)	$(93)
	Credited to other accounts and other	(2)	(6)	6
	Total	$(108)	$(46)	$(87)

(2)	Amounts shown as deductions from current and non-current receivables (current allowances were $144 million, $250 million, and $265 million at March 31, 2022, 2021, and 2020, respectively)	$151	$261	$282

(3)	Primarily represents reclassifications to other balance sheet accounts.

McKESSON CORPORATION
EXHIBIT INDEX
The agreements included as exhibits to this report are included to provide information regarding their terms and not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the applicable agreement. Those representations and warranties:
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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P.	8-K	1-13252	2.1	July 5, 2016
2.2	Amendment No. 1 to Agreement Contribution and Sale, dated as of March 1, 2017, by and among by and among Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC, Change Healthcare Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., a Delaware corporation, for itself and in its capacity as Echo Representative, certain affiliates of The Blackstone Group, L.P., certain affiliates of Hellman & Friedman LLC, and McKesson Corporation, a Delaware corporation.	8-K	1-13252	2.1	March 7, 2017
2.3	Separation and Distribution Agreement by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC and Change Healthcare Holdings, LLC (including form of Tax Matters Agreement)	8-K	1-13252	2.1	February 10, 2020
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended March 11, 2020	8-K	1-13252	3.1	March 13, 2020
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.5	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.6	Officers’ Certificate, dated as of December 4, 2012, and related Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.7	Officers’ Certificate, dated as of March 8, 2013, and related Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013
4.8	Officers’ Certificate, dated as of March 10, 2014, and related Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.9	Officer’s Certificate, dated as of February 17, 2017, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.10	Officer’s Certificate, dated as of February 12, 2018, and related Form of 2026 Euro Note.	8-K	1-13252	4.1	February 13, 2018
4.11	Officer’s Certificate, dated as of February 16, 2018, and related Form of 2028 Note.	8-K	1-13252	4.1	February 21, 2018
4.12	Officer’s Certificate, dated as of November 30, 2018, and Form of 2029 Note.	8-K	1-13252	4.1	November 30, 2018
4.13	Officer’s Certificate, dated as of December 3, 2020, and related Form of 2025 Note.	8-K	1-13252	4.1	December 3, 2020
4.14	Officer’s Certificate, dated as of August 12, 2021, and related Form of 2026 Note.	8-K	1-13252	4.1	August 12, 2021
4.15†	Description of the Company’s Securities.	—	—	—	—
10.1*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.2*	McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.2	October 30, 2019
10.3*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.4*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.1	October 30, 2019
10.5*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.6*†	McKesson Corporation Severance Policy for Executive Employees, as amended and restated April 26, 2022.	—	—	—	—
10.7*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated effective January 28, 2020.	10-K	1-13252	10.8	May 22, 2020
10.8*†	McKesson Corporation Management Incentive Plan, as amended and restated April 26, 2022.	—	—	—	—
10.9*†	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective April 26, 2022.	—	—	—	—

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.10*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.11*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.12*	McKesson Corporation 2013 Stock Plan, effective July 31, 2013.	8-K	1-13252	10.1	August 2, 2013
10.13*†	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	—	—	—	—
10.14	Third Amended and Restated Limited Liability Company Agreement of Change Healthcare LLC, dated as of March 1, 2017.	8-K	1-13252	10.1	March 7, 2017
10.15	Form of Commercial Paper Dealer Agreement between McKesson Corporation, as Issuer, and the Dealer.	10-K	1-13252	10.19	May 5, 2016
10.16
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
10.17
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
		8-K	1-3252	10.1	February 5, 2014
10.18	Credit Agreement dated as of September 25, 2019, among the Company and certain subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and HSBC Securities (USA) Inc., as co-syndication agents, the lenders party thereto, the letter of credit issuers party thereto ("2020 Credit Facility").	8-K	1-13252	10.1	September 27, 2019
	Amendment No. 1, dated February 1, 2021, to the 2020 Credit Facility.	8-K	1-13252	10.1	April 2, 2021

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
	Amendment No. 2, dated March 31, 2021, to the 2020 Credit Facility.	8-K	1-13252	10.2	April 2, 2021
10.19*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
10.20	Tax Matters Agreement, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC and Change Healthcare Holdings, LLC dated as of March 9, 2020	8-K	1-13252	10.1	March 13, 2020
10.21	Distributor Settlement Agreement related to opioids claims, entered into on February 25, 2022, among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein).	8-K/A	1-6671	10.1	May 3, 2022
21†	List of Significant Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	—	—	—	—
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
Item 16.    Form 10-K Summary.
None.

McKESSON CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

May 9, 2022	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Brian S. Tyler	/s/ Donald R. Knauss
Brian S. Tyler Chief Executive Officer and Director (Principal Executive Officer)	Donald R. Knauss, Director

/s/ Britt J. Vitalone	/s/ Bradley E. Lerman
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Bradley E. Lerman, Director

/s/ Napoleon B. Rutledge Jr.	/s/ Linda P. Mantia
Napoleon B. Rutledge Jr. Senior Vice President and Controller (Principal Accounting Officer)	Linda P. Mantia, Director

/s/ Richard H. Carmona	/s/ Maria Martinez
Richard H. Carmona, M.D., Director	Maria Martinez, Director

/s/ Dominic J. Caruso	/s/ Edward A. Mueller
Dominic J. Caruso, Director	Edward A. Mueller, Director

/s/ W. Roy Dunbar	/s/ Susan R. Salka
W. Roy Dunbar, Director	Susan R. Salka, Director

/s/ James H. Hinton	/s/ Kathleen Wilson-Thompson
James H. Hinton, Director	Kathleen Wilson-Thompson, Director

May 9, 2022