Form 10-Q
period 2022-06-30
MCKESSON CORP
filed 2022-08-04
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 143,730,455 shares of the issuer’s common stock were outstanding as of July 29, 2022.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues	$67,154	$62,674
Cost of sales	(64,131)	(59,642)
Gross profit	3,023	3,032
Selling, distribution, general, and administrative expenses	(1,959)	(2,232)
Claims and litigation charges, net	(5)	(74)
Restructuring, impairment, and related charges, net	(23)	(158)
Total operating expenses	(1,987)	(2,464)
Operating income	1,036	568
Other income, net	15	43
Interest expense	(45)	(49)
Income from continuing operations before income taxes	1,006	562
Income tax expense	(199)	(26)
Income from continuing operations	807	536
Income (loss) from discontinued operations, net of tax	2	(3)
Net income	809	533
Net income attributable to noncontrolling interests	(41)	(47)
Net income attributable to McKesson Corporation	$768	$486

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$5.25	$3.09
Discontinued operations	0.01	(0.02)
Total	$5.26	$3.07
Basic
Continuing operations	$5.31	$3.13
Discontinued operations	0.01	(0.02)
Total	$5.32	$3.11

Weighted-average common shares outstanding
Diluted	145.9	158.1
Basic	144.2	156.2

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net income	$809	$533

Other comprehensive income, net of tax
Foreign currency translation adjustments	582	24
Unrealized gains on cash flow hedges	18	—
Changes in retirement-related benefit plans	36	2
Other comprehensive income, net of tax	636	26

Comprehensive income	1,445	559
Comprehensive income attributable to noncontrolling interests	(91)	(50)
Comprehensive income attributable to McKesson Corporation	$1,354	$509

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,233	$3,532
Receivables, net	19,900	18,583
Inventories, net	19,505	18,702
Assets held for sale	3,155	4,516
Prepaid expenses and other	590	898
Total current assets	45,383	46,231
Property, plant, and equipment, net	2,083	2,092
Operating lease right-of-use assets	1,598	1,548
Goodwill	9,368	9,451
Intangible assets, net	1,976	2,059
Other non-current assets	1,887	1,917
Total assets	$62,295	$63,298

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$39,708	$38,086
Current portion of long-term debt	799	799
Current portion of operating lease liabilities	293	297
Liabilities held for sale	2,324	4,741
Other accrued liabilities	4,077	4,543
Total current liabilities	47,201	48,466
Long-term debt	4,976	5,080
Long-term deferred tax liabilities	1,541	1,418
Long-term operating lease liabilities	1,364	1,366
Long-term litigation liabilities	7,132	7,220
Other non-current liabilities	1,553	1,540
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized and 277 and 275 shares issued at June 30, 2022 and March 31, 2022, respectively	3	2
Additional paid-in capital	7,350	7,275
Retained earnings	9,732	9,030
Accumulated other comprehensive loss	(948)	(1,534)
Treasury shares, at cost, 133 and 130 shares at June 30, 2022 and March 31, 2022, respectively	(18,141)	(17,045)
Total McKesson Corporation stockholders’ deficit	(2,004)	(2,272)
Noncontrolling interests	532	480
Total deficit	(1,472)	(1,792)
Total liabilities and deficit	$62,295	$63,298
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2022	275	$2	$7,275	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	91	—	—	—	(152)	—	(60)
Share-based compensation	—	—	40	—	—	—	—	—	40
Payments to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Other comprehensive income	—	—	—	—	586	—	—	50	636
Net income	—	—	—	768	—	—	—	41	809
Repurchase of common stock	—	—	(56)	—	—	(3)	(944)	—	(1,000)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Cash dividends declared, $0.47 per common share	—	—	—	(67)	—	—	—	—	(67)
Other	—	—	—	1	—	—	—	(1)	—
Balance, June 30, 2022	277	$3	$7,350	$9,732	$(948)	(133)	$(18,141)	$532	$(1,472)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2021	273	$2	$6,925	$8,202	$(1,480)	(115)	$(13,670)	$196	$175
Issuance of shares under employee plans, net of forfeitures	1	—	71	—	—	—	(59)	—	12
Share-based compensation	—	—	33	—	—	—	—	—	33
Payments to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Other comprehensive income	—	—	—	—	23	—	—	—	23
Net income	—	—	—	486	—	—	—	39	525
Repurchase of common stock	—	—	(150)	—	—	(4)	(850)	—	(1,000)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Cash dividends declared, $0.42 per common share	—	—	—	(65)	—	—	—	—	(65)
Other	—	—	—	(5)	—	—	—	1	(4)
Balance, June 30, 2021	274	$2	$7,057	$8,618	$(1,627)	(119)	$(14,579)	$484	$(45)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$809	$533
Adjustments to reconcile to net cash used in operating activities:
Depreciation	61	80
Amortization	87	138
Long-lived asset impairment charges	—	104
Deferred taxes	109	36
Credits associated with last-in, first-out inventory method	(13)	(23)
Non-cash operating lease expense	63	90
Gain from sales of businesses and investments	(33)	—
European businesses held for sale	20	—
Other non-cash items	102	194
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,584)	(1,045)
Inventories	(955)	(901)
Drafts and accounts payable	1,006	(609)
Operating lease liabilities	(94)	(90)
Taxes	37	(54)
Litigation liabilities	(370)	74
Other	(186)	(149)
Net cash used in operating activities	(941)	(1,622)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(71)	(93)
Capitalized software expenditures	(29)	(66)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(1)	(1)
Proceeds from sales of businesses and investments, net	240	83
Other	(100)	(22)
Net cash provided by (used in) investing activities	39	(99)

FINANCING ACTIVITIES
Repayments of long-term debt	(2)	(2)
Common stock transactions:
Issuances	91	71
Share repurchases	(1,000)	(1,008)
Dividends paid	(71)	(69)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	(1,031)
Other	(199)	(112)
Net cash used in financing activities	(1,181)	(2,151)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	11
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale	470	—
Net decrease in cash, cash equivalents, and restricted cash	(1,595)	(3,861)
Cash, cash equivalents, and restricted cash at beginning of period	3,935	6,396
Cash, cash equivalents, and restricted cash at end of period	2,340	2,535
Less: Restricted cash at end of period included in Prepaid expenses and other	(107)	(112)
Cash and cash equivalents at end of period	$2,233	$2,423
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Refer to Financial Note 14, “Segments of Business,” for additional information.
Basis of Presentation: The condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and therefore do not include all information and disclosures normally included in the annual consolidated financial statements.
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
The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the variable interest entity (“VIE”). The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. Investments in business entities in which the Company does not have control but can exercise significant influence over operating and financial policies are accounted for using the equity method.
Fiscal Period: The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts could differ from those estimated amounts. The Company continues to evaluate the ongoing impacts, including the economic consequences, of the pandemic caused by the SARS-CoV-2 coronavirus (“COVID-19”), and therefore the Company’s accounting estimates and assumptions may change over time and may change materially in future periods. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows of McKesson for the interim periods presented.
The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, previously filed with the SEC on May 9, 2022 (“2022 Annual Report”).
Recently Adopted Accounting Pronouncements
There were no adopted accounting standards during the first quarter of fiscal 2023 that had a material impact to the Company’s results of operations, financial position, cash flows, or notes to the financial statements upon their adoption.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and requires additional disclosure requirements. ASU 2022-03 is effective for the Company on a prospective basis for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance but does not expect it to have a material impact on its consolidated financial statements or related disclosures.
Subsequent Events
In July 2022, the Company exited one of its investments in equity securities for proceeds of $179 million. The Company expects to recognize a gain within “Other income, net” in its Condensed Consolidated Statement of Operations for the second quarter of fiscal 2023 related to the disposition. The cost basis of the investment was $38 million.
2.    Held for Sale
In July 2021, the Company announced its intention to exit its businesses in Europe resulting in classification of certain assets and liabilities as held for sale. Assets and liabilities of $3.2 billion and $2.3 billion, respectively, at June 30, 2022, and $4.5 billion and $4.7 billion, respectively, at March 31, 2022, met the criteria for classification as held for sale, primarily consisting of disposal groups related to the Company’s European divestiture activities discussed below. The decrease in assets and liabilities held for sale during the first quarter of fiscal 2023 was primarily due to the divestiture of the Company’s U.K. disposal group in April 2022, as discussed in more detail below.
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
European Divestiture Activities
On July 5, 2021, the Company entered into an agreement to sell certain of its businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.3 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. The transaction is anticipated to close within the second half of fiscal 2023, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable. As of June 30, 2022 and March 31, 2022, the E.U. disposal group within the Company’s International segment, was classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet.
During the three months ended June 30, 2022, the Company recorded a gain of $12 million to remeasure the E.U. disposal group to fair value less costs to sell. This amount was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statement of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The total assets and liabilities of the E.U. disposal group that have met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheet are as follows:

(In millions)	June 30, 2022	March 31, 2022
Assets
Current assets
Receivables, net	$1,277	$1,322
Inventories, net	819	809
Prepaid expenses and other	92	72
Property, plant, and equipment, net	291	304
Operating lease right-of-use assets	217	224
Intangible assets, net	253	267
Other non-current assets	312	328
Remeasurement of assets of businesses held for sale to fair value less costs to sell (1)	(279)	(302)
Total assets held for sale	$2,982	$3,024

Liabilities
Current liabilities
Drafts and accounts payable	$1,406	$1,826
Current portion of long-term debt	4	4
Current portion of operating lease liabilities	30	33
Other accrued liabilities	403	473
Long-term debt	11	11
Long-term deferred tax liabilities	60	55
Long-term operating lease liabilities	168	180
Other non-current liabilities	122	138
Total liabilities held for sale	$2,204	$2,720
(1)Excludes charges in fiscal 2022 related to the impairment of individual assets, which are primarily comprised of a $113 million impairment of internally developed software recorded directly against the gross value of the assets impacted.
On April 6, 2022, the Company completed the previously announced sale of its retail and distribution businesses in the United Kingdom (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. As part of the transaction, the Company divested net assets of $615 million and released $731 million of accumulated other comprehensive loss, within the International segment, and the buyer assumed and repaid a note payable to the Company of approximately $118 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Following the completion of the transaction on April 6, 2022, there were no assets or liabilities of the U.K. disposal group classified as held for sale in the Company’s Condensed Consolidated Balance Sheet. The total assets and liabilities of the U.K. disposal group that met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheet at March 31, 2022 were as follows:

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
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $23 million and $158 million for the three months ended June 30, 2022 and 2021, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
Restructuring Initiatives
During the first quarter of fiscal 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of the Company’s office space in North America. Where the Company ceased using office space, it exited the portion of the facility no longer used. It also retained and repurposed certain other office locations. The Company recorded charges of $95 million for the three months ended June 30, 2021 primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in fiscal 2022 and remaining costs the Company expects to record under this initiative are not material.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring, impairment, and related charges, net, for the three months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30, 2022
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$3	$—	$—	$—	$(1)	$2
Exit and other-related costs (1)	1	2	1	2	15	21
Asset impairments and accelerated depreciation	—	5	—	—	(5)	—
Total	$4	$7	$1	$2	$9	$23
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
(1)Includes costs related to the transition to a partial remote work model described above.
(2)Includes costs related to the transition to a partial remote work model described above and U.K. operating model and cost optimization efforts, as well as costs for optimization programs in Canada.
(3)Exit and other-related costs primarily consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the three months ended June 30, 2022:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2022 (1)	$11	$3	$1	$56	$59	$130
Restructuring, impairment, and related charges, net	4	7	1	2	9	23
Non-cash charges	—	(5)	—	—	5	—
Cash payments	(2)	(2)	(1)	(2)	(15)	(22)
Other (2)	(1)	—	—	(15)	1	(15)
Balance, June 30, 2022 (3)	$12	$3	$1	$41	$59	$116
(1)As of March 31, 2022, the total reserve balance was $130 million, of which $58 million was recorded in “Other accrued liabilities,” $36 million was recorded in “Liabilities held for sale,” and $36 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments and transfers to certain other liabilities.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(3)As of June 30, 2022, the total reserve balance was $116 million, of which $62 million was recorded in “Other accrued liabilities,” $26 million was recorded in “Liabilities held for sale,” and $28 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
4.    Income Taxes
During the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $199 million and $26 million, respectively. The Company’s reported income tax expense rate was 19.8% and 4.6% for the three months ended June 30, 2022 and 2021, respectively. Fluctuations in the Company’s reported income tax rates are primarily due to discrete benefits recognized in the quarter. During the three months ended June 30, 2022, the Company recognized a net discrete tax benefit of $45 million primarily related to the tax impact of share-based compensation. During the three months ended June 30, 2021, the Company recognized a net discrete tax benefit of $97 million primarily related to statute of limitation expirations in various taxing jurisdictions.
As of June 30, 2022, the Company had $1.5 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by as much as $150 million to $190 million due to settlements of tax examinations and statute of limitation expirations based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year or statute of limitations expire, and if the ultimate resolution of unrecognized tax benefits differs from this estimated range, the Company will record any additional income tax expense or benefit as necessary in the appropriate period. The unrecognized tax benefit may also increase or decrease due to future developments in opioid-related litigation and claims, as discussed in Financial Note 12, “Commitments and Contingent Liabilities.”
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
5.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s previously recognized redeemable noncontrolling interests primarily related to its consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million during the three months ended June 30, 2021. This amount was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statement of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). During the three months ended June 30, 2021, the Company paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the redeemable noncontrolling interests by $983 million for the three months ended June 30, 2021, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million as an increase to McKesson stockholders’ additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” in the Condensed Consolidated Balance Sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. As discussed above, after June 15, 2021, noncontrolling interests also represent minority shareholder equity interests in McKesson Europe. The Company’s noncontrolling interest in McKesson Europe will be included in the sale of the E.U. disposal group, as discussed in Financial Note 2, “Held for Sale.” The Company allocated $41 million and $39 million of net income to noncontrolling interests during the during the three months ended June 30, 2022 and 2021, respectively, which was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations.
Changes in noncontrolling interests for the three months ended June 30, 2022 were as follows:

(In millions)	Noncontrolling Interests
Balance, March 31, 2022	$480
Net income attributable to noncontrolling interests	41
Other comprehensive income	50
Reclassification of recurring compensation to other accrued liabilities	(2)
Payments to noncontrolling interests	(36)
Other	(1)
Balance, June 30, 2022	$532
Changes in redeemable noncontrolling interests and noncontrolling interests for the three months ended June 30, 2021 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2021	$196	$1,271
Net income attributable to noncontrolling interests	39	8
Other comprehensive income	—	3
Reclassification of recurring compensation to other accrued liabilities	—	(8)
Payments to noncontrolling interests	(39)	—
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	1	3
Balance, June 30, 2021	$484	$7
6.    Earnings (Loss) Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Fewer than 1 million potentially dilutive securities for each of the three months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,
(In millions, except per share amounts)	2022	2021
Income from continuing operations	$807	$536
Net income attributable to noncontrolling interests	(41)	(47)
Income from continuing operations attributable to McKesson Corporation	766	489
Income (loss) from discontinued operations, net of tax	2	(3)
Net income attributable to McKesson Corporation	$768	$486

Weighted-average common shares outstanding:
Basic	144.2	156.2
Effect of dilutive securities:
Stock options	0.3	0.1
Restricted stock units (1)	1.4	1.8
Diluted	145.9	158.1

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$5.25	$3.09
Discontinued operations	0.01	(0.02)
Total	$5.26	$3.07
Basic
Continuing operations	$5.31	$3.13
Discontinued operations	0.01	(0.02)
Total	$5.32	$3.11
(1)Includes dilutive effect from restricted stock units and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.
7.    Goodwill and Intangible Assets, Net
The Company evaluates goodwill for impairment on an annual basis and at an interim date, if indicators of potential impairment exist. The Company voluntarily changed its annual goodwill impairment testing date from October 1st to April 1st to align with a change in timing of the Company’s annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from April 1, 2022 as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. The annual impairment testing performed as of April 1, 2022 did not indicate an impairment of goodwill.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2022	$3,923	$1,542	$2,453	$1,533	$9,451
Foreign currency translation adjustments, net	(33)	—	—	(48)	(81)
Other adjustments	(3)	—	—	1	(2)
Balance, June 30, 2022	$3,887	$1,542	$2,453	$1,486	$9,368
Information regarding intangible assets is as follows:

	June 30, 2022				March 31, 2022
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$2,747	$(1,695)	$1,052	$2,777	$(1,691)	$1,086
Service agreements	9	1,078	(584)	494	1,085	(573)	512
Trademarks and trade names	11	802	(397)	405	819	(386)	433
Technology	1	127	(118)	9	128	(116)	12
Other	9	188	(172)	16	187	(171)	16
Total		$4,942	$(2,966)	$1,976	$4,996	$(2,937)	$2,059
Amortization expense of intangible assets was $56 million and $98 million during the three months ended June 30, 2022 and 2021, respectively. Estimated amortization expense of these assets is as follows: $166 million, $211 million, $206 million, $174 million, and $168 million for the remainder of fiscal 2023 and each of the succeeding years through fiscal 2027, respectively, and $1.1 billion thereafter. All intangible assets were subject to amortization as of June 30, 2022 and March 31, 2022. Amortization of intangible assets of the E.U. disposal group classified as held for sale ceased in the second quarter of fiscal 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	June 30, 2022	March 31, 2022
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$400	$400
2.85% Notes due March 15, 2023	360	360
3.80% Notes due March 15, 2024	918	918
0.90% Notes due December 3, 2025	500	500
1.30% Notes due August 15, 2026	498	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.75% Notes due May 30, 2029	196	196
6.00% Notes due March 1, 2041	217	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	627	662
1.63% Euro Notes due October 30, 2026	524	554
3.13% Sterling Notes due February 17, 2029	548	582

Lease and other obligations	239	244
Total debt	5,775	5,879
Less: Current portion	799	799
Total long-term debt	$4,976	$5,080
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $5.8 billion and $5.9 billion at June 30, 2022 and March 31, 2022, respectively, of which $799 million, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets at each of June 30, 2022 and March 31, 2022.
Revolving Credit Facilities
The Company has a Credit Agreement, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed margins. The 2020 Credit Facility matures in September 2024 and had no borrowings during the three months ended June 30, 2022 and 2021 and no amounts outstanding as of June 30, 2022 and March 31, 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The 2020 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the amended credit agreement. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At June 30, 2022, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euros with a committed amount of $1 million and an uncommitted amount of $105 million as of June 30, 2022. Borrowings and repayments were not material during the three months ended June 30, 2022 and 2021. Amounts outstanding under these credit lines were not material as of June 30, 2022 and March 31, 2022.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the three months ended June 30, 2022 and 2021, there were no material borrowings under the program. At June 30, 2022 and March 31, 2022, there were no commercial paper notes outstanding.
9.    Pension Benefits
The net periodic expense for defined benefit pension plans was not material for each of the three months ended June 30, 2022 and 2021. Cash contributions to these plans were $3 million and $14 million for the three months ended June 30, 2022 and 2021, respectively. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and expected life expectancy.
As part of the European divestiture activities discussed in more detail in Financial Note 2, “Held for Sale,” pension liabilities of $79 million and $85 million as of June 30, 2022 and March 31, 2022, respectively, were included under the caption “Liabilities held for sale,” in the Condensed Consolidated Balance Sheets as part of the E.U. disposal group. During the first quarter of fiscal 2023, the Company derecognized pension assets of $49 million and released $30 million of accumulated other comprehensive loss related to the sale of its U.K. disposal group. The pension assets were included within “Assets held for sale” in the Condensed Consolidated Balance Sheet as of March 31, 2022.
10.    Hedging Activities
In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives as described below. In accordance with the Company’s policy, derivatives are only used for hedging purposes. It does not use derivatives for trading or speculative purposes. The Company uses different counterparties for its derivative contracts to minimize the exposure to credit risk but does not anticipate non-performance by these parties.
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Euro, British pound sterling, and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk. Subsequent to the completion of the U.K. divestiture in April 2022 as discussed in Financial Note 2, “Held for Sale,” the Company’s foreign currency exchange rate risk is limited to the Euro and Canadian dollar.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Non-Derivative Instruments Designated as Hedges
At June 30, 2022 and March 31, 2022, the Company had €1.1 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded as foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
In connection with the sale of the U.K. disposal group as discussed in more detail in Financial Note 2, “Held for Sale,” the Company reclassified $26 million of gains from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. This amount related to the Company’s £450 million British pound sterling-denominated notes, which were previously accounted for as net investment hedges until de-designated in fiscal 2020, and was included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell.
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,
(In millions)	2022	2021
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes	$64	$(22)
(1)There was no ineffectiveness in these hedges for the three months ended June 30, 2022 and 2021.
Derivative Instruments
At June 30, 2022 and March 31, 2022, the notional amounts of the Company’s outstanding derivatives were as follows:

			June 30, 2022	March 31, 2022
(In millions)	Currency	Maturity Date	Notional
Derivatives designated as net investment hedges: (1)
Cross-currency swaps (2)	CAD	Nov-24	$500	$500

Derivatives designated as fair value hedges: (1)
Cross-currency swaps (3)	GBP	Feb-23	£450	£450
Floating interest rate swaps (4)	USD	Aug-27	$180	$—

Derivatives designated as cash flow hedges: (1)
Cross-currency swaps (2)	CAD	Jul-22 to Jan-24	$1,678	$1,678
Fixed interest rate swaps (5)	USD	Mar-23	$500	$500
(1)There was no ineffectiveness in these hedges for the three months ended June 30, 2022 and 2021.
(2)The Company agreed with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts.
(3)The Company agreed with third parties to exchange fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread.
(4)The Company entered into fixed-to-floating interest rate swaps to hedge the changes in fair value caused by fluctuations in the benchmark interest rates.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(5)The Company entered into agreements with financial institutions to lock into the fixed benchmark interest rates for future bond issuance.
Net Investment Hedges
The Company uses cross-currency swaps to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The changes in the fair value of these derivatives attributable to the changes in spot currency exchange rates and differences between spot and forward interest rates are recorded in accumulated other comprehensive loss and offset foreign currency translation gains and losses recorded on the Company’s net investments denominated in Canadian dollars. To the extent cross-currency swaps designated as hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
Fair Value Hedges
The Company uses cross-currency swaps to hedge the changes in the fair value of British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. The changes in the fair value of these derivatives and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from the changes in the Company’s fair value hedges recorded in earnings were largely offset by the losses recorded in earnings on the hedged item.
During the first quarter of fiscal 2023, the Company entered into floating interest rate swaps to convert $180 million of its fixed rate debt to floating interest rate in order to hedge the changes in fair value caused by fluctuations in the benchmark interest rate. The changes in the fair value of these derivatives are recorded in earnings.
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency rates and also enters into forward contracts to hedge the variability future benchmark interest rates on planned bond issuances. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material for the three months ended June 30, 2022 and 2021.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are mark-to-market at the end of each accounting period with the change in fair value included in earnings. From time to time, the Company enters into forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. Changes in the fair values were not material for the three months ended June 30, 2022 and 2021. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Other Information on Derivative Instruments
Gains and (losses) of derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,
(In millions)	2022	2021
Derivatives designated as net investment hedges:
Cross-currency swaps	$12	$(5)

Derivatives designated as cash flow hedges:
Cross-currency swaps	$(2)	$(2)
Fixed interest rate swaps	27	2
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	June 30, 2022			March 31, 2022
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$4	$30	$1,537	$30	$39	$1,537
Cross-currency swaps (non-current)	Other non-current liabilities	—	15	679	—	36	679
Fixed interest rate swaps (current)	Prepaid expenses and other	57	—	500	31	—	500
Floating interest rate swaps (non-current)	Other non-current assets	2	—	180	—	—	—
Total		$63	$45		$61	$75
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2022 and March 31, 2022 included investments in money market funds of $547 million and $981 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. Fair values for the Company’s marketable securities were not material at June 30, 2022 and March 31, 2022.
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
At June 30, 2022 and March 31, 2022, the assets and liabilities associated with the disposal groups in Europe held for sale were measured at the lower of carrying value or fair value less costs to sell, as discussed in more detail in Financial Note 2, “Held for Sale." At March 31, 2022, assets measured at fair value on a nonrecurring basis also included certain long-lived assets within the International segment related to the Company’s operations in Denmark and its retail pharmacy businesses in Canada.
There were no other material liabilities measured at fair value on a nonrecurring basis at June 30, 2022 and March 31, 2022.
Other Fair Value Disclosures
At June 30, 2022 and March 31, 2022, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	June 30, 2022		March 31, 2022
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,775	$5,674	$5,879	$5,999
The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Restricted Cash
Restricted cash, included within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheets primarily consists of $100 million and $395 million as of June 30, 2022 and March 31, 2022, respectively, held in escrow related to obligations under settlement agreements for opioid-related claims of governmental entities, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.”
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
12.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 18 to the Company’s 2022 Annual Report, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, the Company is unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a claim because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability, or seek an indeterminate amount of damages. It is not uncommon for claims to remain unresolved over many years. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and whether it can make a reasonable estimate of the loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability for an estimated amount. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability. Amounts included within “Claims and litigation charges, net” in the Condensed Consolidated Statements of Operations consist of estimated loss contingencies related to opioid-related litigation matters.
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
The Company and the two other national pharmaceutical distributors (collectively “Distributors”) settled with 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, “Settling Governmental Entities”) effective on April 2, 2022 (“Settlement”). If all conditions to the Settlement are satisfied, including the receipt of approval by relevant courts of consent decrees to dismiss the lawsuits, the Distributors would pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. Under the Settlement, a minimum of 85% of the settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and would be payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Distributors do not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement.
Three eligible states, Alabama, Washington, and Oklahoma did not join the Settlement, but they have all now reached agreements in principle with the Company. With respect to the claims of the Alabama attorney general, the Company has negotiated an agreement in principle under which the Company will pay $141 million in ten equal annual installments and an additional approximately $33 million in attorney fees and costs to resolve the opioid-related claims of the state of Alabama and its subdivisions. On May 3, 2022, the Distributors announced an agreement with the attorney general of Washington to settle the claims of the state of Washington and its subdivisions. Under that agreement, Washington and its subdivisions would be paid up to $518 million over 18 years, of which the Company’s portion would be 38.1% (or approximately $197 million), consistent with Washington’s allocation under the comprehensive framework, as well as certain additional attorneys’ fees and costs. On June 27, 2022, an agreement was announced between the Distributors and the attorney general of Oklahoma to settle claims of the state of Oklahoma and its subdivisions. Under that agreement, Oklahoma and its subdivisions would be paid up to $250 million over 18 years, of which the Company’s portion would be 38.1%, consistent with Oklahoma’s allocation under the comprehensive framework, as well as certain additional attorneys’ fees and costs. The Company’s loss contingency accruals for these three states and their subdivisions reflect the amounts of these agreements in principle.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company previously settled with the state of West Virginia, and West Virginia and its subdivisions were not eligible to participate in the comprehensive Settlement. Claims of various West Virginia subdivisions remain pending in both state and federal courts. Trial in the case of Cabell County and City of Huntington occurred in the U.S. District Court for the Southern District of West Virginia and concluded on July 28, 2021. On July 4, 2022, the court entered judgment in defendants’ favor. On August 2, 2022, the plaintiffs filed an appeal. The claims of certain other West Virginia subdivisions are pending in the federal Multi-district Litigation and before the state Mass Litigation Panel. On September 30, 2021, the Mass Litigation Panel issued an order scheduling a liability-only trial on the public nuisance claims of certain political subdivisions against the Distributors for July 5, 2022. On July 5, 2022, the Mass Litigation Panel entered an order postponing the trial in light of an agreement in principle between a group of plaintiffs’ attorneys representing the municipalities and the three companies. Under that agreement in principle, the three companies would pay $400 million over approximately 11 years, with the Company responsible for 38.1% of the total amount (or approximately $152 million). The agreement in principle is contingent on participation of certain litigating subdivisions in West Virginia, but does not include school districts or the claims of Cabell County and the City of Huntington. The Company’s loss contingency accruals for the West Virginia subdivisions are reflected in the estimated liability for the opioid-related claims as of June 30, 2022.
With respect to the claims of Native American tribes, on September 28, 2021, the Company announced that the Distributors reached an agreement with the Cherokee Nation to pay approximately $75 million over 6.5 years to resolve opioid-related claims, of which the Company’s portion would be 38.1% (or, approximately $29 million). The Company has also negotiated a broad resolution of opioid-related claims brought by Native American tribes. Under the proposed agreement, which has been endorsed by the leadership committee of counsel representing the tribes, the Distributors would pay the Native American tribes, other than the Cherokee Nation, approximately $440 million over 6 years, of which the Company’s portion would be 38.1% (or, approximately $167 million). This broad resolution is contingent on the participation of a substantial majority of the Native American tribes that have brought opioid-related claims against the Distributors. Under these agreements, a minimum of 85% of the settlement payments must be used by the Native American tribes to remediate the opioid epidemic. The Company’s loss-contingency accruals for the Native American tribes reflect these amounts and are reflected in the estimated liability for the opioid-related claims as of June 30, 2022.
Although the Settlement terminated the substantial majority of opioid-related suits by governmental entities pending against the Company, a small number of subdivisions in participating states have opted not to participate in the comprehensive settlement, and other suits brought by subdivisions in non-participating states remain pending. The Company continues to prepare for trial in these pending matters and believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved. The Company’s loss contingency accruals for these subdivisions are reflected in the estimated liability for the opioid-related claims consistent with what would be allocated under the framework of the settlement.
In the first quarter of fiscal 2023, the Company paid $375 million, and in July 2022 paid an additional $470 million, associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes.
The Company’s estimated accrued liability for the opioid-related claims of governmental entities is as follows:

(In millions)	June 30, 2022	March 31, 2022
Current litigation liabilities (1)	$759	$1,046
Long-term litigation liabilities	7,132	7,220
Total litigation liabilities	$7,891	$8,266
(1)These amounts as of June 30, 2022 and March 31, 2022, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
Consistent with the terms of the Settlement and a separate agreement with the Alabama attorney general, the Company placed approximately $395 million into escrow during the fiscal year ended March 31, 2022. During the period ended June 30, 2022, the Company released $296 million from escrow consistent with the terms of the opioid settlement agreements. The remaining escrow amounts were presented as restricted cash within “Prepaid expenses and other” in our Condensed Consolidated Balance Sheet as of June 30, 2022. The Settlement created a binding obligation to release the funds from escrow upon entry of consent judgments and establishment of a settlement administrator.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private entities generally, are not included in the Settlement or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. One such case was brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court. These plaintiffs seek to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc. et al., CE19-00472. Although trial began in this case on July 18, 2022, the court declared a mistrial on July 22, 2022; no new trial date has been set. The Company has not concluded a loss is probable in any of these matters; nor is any possible loss or range of loss reasonably estimable.
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
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. Plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On October 8, 2021, the court de-certified the class citing the plaintiffs lacked class-wide proof identifying the manner of receipt, thus leaving two named Plaintiffs remaining in the case. On April 27, 2022, the Court found that the named Plaintiffs had failed to meet their burden to show Defendants willfully or knowingly violated the TCPA and therefore were not entitled to treble damages. The Court found McKesson liable for statutory damages in the amount of $6,500. The Company appealed the finding of liability and the plaintiffs cross-appealed the denial of class certification and the ruling denying treble damages.
On December 9, 2019, the United States District Court for the Eastern District of New York ordered the unsealing of a complaint filed by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities, against US Oncology, Inc. alleging that from 2001 through 2010 the Company repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 19-cv-05125. The United States and the named states declined to intervene in the case. On July 21, 2022, US Oncology, Inc.’s motion to dismiss was granted without prejudice. The related case against other Company defendants remains pending, United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al., 12-CV-06440 (NG).
On December 30, 2019, a group of independent pharmacies and a hospital filed a purported class action complaint alleging that the Company and other distributors violated the Sherman Act by colluding with manufacturers to restrain trade in the sale of generic drugs. Reliable Pharmacy, et al. v. Actavis Holdco US, et al., No. 2:19-cv-6044; MDL No. 16-MD-2724. The complaint seeks relief including treble damages, disgorgement, attorney fees, and costs in unspecified amounts. On May 25, 2022, the district court granted distributor defendants’ motion to dismiss the complaint, but granted the plaintiffs leave to amend the complaint. Plaintiffs filed an amended complaint on July 1, 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the U.S., 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The U.S. and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. On May 5, 2022, the district court granted the Company’s motion to dismiss the complaint, but granted the plaintiff leave to amend the complaint. The relator filed the second amended complaint on June 7, 2022.
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
IV. State Opioid Statutes
Legislative, regulatory, or industry measures to address the misuse of prescription opioid medications could affect the Company’s business in ways that it may not be able to predict. For example, in April 2018, the State of New York adopted the Opioid Stewardship Act (the “OSA”) which required the creation of an aggregate $100 million annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York. The initial surcharge payment would have been due on January 1, 2019 for opioids sold or distributed during calendar year 2017. On July 6, 2018, the Healthcare Distribution Alliance filed a lawsuit challenging the constitutionality of the law and seeking an injunction against its enforcement. On December 19, 2018, the U.S. District Court for the Southern District of New York found the law unconstitutional and issued an injunction preventing the State of New York from enforcing the law. The State appealed that decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed the district court’s decision on procedural grounds. The Company has accrued a $50 million pre-tax charge ($37 million after-tax) as its estimated share of the OSA surcharge for calendar years 2017 and 2018. This OSA provision was recognized in “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2021 and in “Other accrued liabilities” in the Consolidated Balance Sheet as of March 31, 2021. The State of New York adopted an excise tax on sales of opioids in the State, which became effective July 1, 2019. The law adopting the excise tax made clear that the OSA does not apply to sales or distributions occurring after December 31, 2018. The Healthcare Distribution Alliance filed a petition for panel rehearing, or, in the alternative, for rehearing en banc with the U.S. Court of Appeals for the Second Circuit; that petition was denied on December 18, 2020. On February 12, 2021, the Court of Appeals for the Second Circuit granted a motion by the Healthcare Distribution Alliance to stay its mandate pending the filing and disposition of a petition for writ of certiorari before the U.S. Supreme Court. That petition was denied on October 4, 2021. In December 2021, McKesson paid $26 million for the assessment for calendar year 2017 while reserving all rights to challenge the constitutionality of the assessment. McKesson filed a new lawsuit challenging the constitutionality of the OSA on May 18, 2022.
13.    Stockholders' Equity (Deficit)
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2022, the quarterly dividend was raised from $0.47 to $0.54 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Share Repurchase Plans
Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
In May 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of 2.6 million shares in May 2022. The transaction will be completed during the second quarter of fiscal 2023, at which point the Company expects to receive additional shares. The final number of shares repurchased and the average price per share paid will be determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a pre-negotiated discount.
In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. The Company received 4.8 million shares as the initial share settlement during the fourth quarter of fiscal 2022 and, in May 2022, the Company received an additional 0.3 million shares upon the completion of this ASR program.
In May 2021, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.2 million shares at an average price per share of $193.22. The Company received 4.3 million shares as the initial share settlement during the first quarter of fiscal 2022 and, in August 2021, the Company received an additional 0.9 million shares upon the completion of this ASR program.
There were no other shares repurchased during the three months ended June 30, 2022 and 2021.
The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2022 was $2.3 billion. In July 2022, the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests and redeemable noncontrolling interests, by components for the three months ended June 30, 2022 and 2021 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(1,504)	$10		$27	$(67)	$(1,534)
Other comprehensive income (loss) before reclassifications	(176)	45	⁽²⁾	18	12	(101)
Amounts reclassified to earnings and other (3)	730	(17)		—	24	737
Other comprehensive income	554	28		18	36	636
Less: amounts attributable to noncontrolling interests	47	—		—	3	50
Other comprehensive income attributable to McKesson	507	28		18	33	586
Balance at June 30, 2022	$(997)	$38		$45	$(34)	$(948)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2022 include gains of $64 million related to net investment hedges from Euro-denominated notes and gains of $12 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $31 million.
(3)Primarily includes adjustments for amounts related to the sale of the U.K. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale.” These amounts were included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(1,361)	$(36)		$13	$(96)	$(1,480)
Other comprehensive income (loss) before reclassifications	34	(27)	⁽²⁾	—	5	12
Amounts reclassified to earnings and other	17	—		—	(3)	14
Other comprehensive income (loss)	51	(27)		—	2	26
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	9	(6)		—	—	3
Other comprehensive income (loss) attributable to McKesson	42	(21)		—	2	23
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—		—	(12)	(170)
Balance at June 30, 2021	$(1,477)	$(57)		$13	$(106)	$(1,627)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2021 include losses of $22 million related to net investment hedges from Euro-denominated notes and losses of $5 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit of $6 million.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s operations in Europe provide distribution and services to wholesale, institutional, and retail customers in 10 European countries where it owns, partners, or franchises with retail pharmacies and operates through two businesses: Pharmaceutical Distribution and Retail Pharmacy. The Company’s Canada operations deliver vital medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies. In the second quarter of fiscal 2022, the Company entered into an agreement to sell the E.U. disposal group which is anticipated to close within the second half of fiscal 2023. International segment assets at June 30, 2022 were $10.9 billion, a decrease during the first quarter of fiscal 2023 primarily due to the completed the sale of the U.K. disposal group. Refer to Financial Note 2, “Held for Sale,” for more information.
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended June 30,
(In millions)	2022	2021
Segment revenues (1)
U.S. Pharmaceutical	$56,947	$50,019
Prescription Technology Solutions	1,066	881
Medical-Surgical Solutions	2,592	2,528
International	6,549	9,246
Total revenues	$67,154	$62,674

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$696	$682
Prescription Technology Solutions	144	104
Medical-Surgical Solutions (4)	256	75
International (5)	(6)	53
Subtotal	1,090	914
Corporate expenses, net (6)	(39)	(303)
Interest expense	(45)	(49)
Income from continuing operations before income taxes	$1,006	$562
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 35% of the RxTS segment’s total revenues, less than 1% of the Medical-Surgical Solutions segment’s total revenues, and less than 8% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit for the three months ended June 30, 2022 and 2021 includes $13 million and $23 million, respectively, of credits related to the last-in, first-out (“LIFO”) method of accounting for inventories.
(4)The Company’s Medical-Surgical Solutions segment’s operating profit for the three months ended June 30, 2021 includes $164 million of inventory charges on certain personal protective equipment and other related products.
(5)The Company’s International segment’s operating loss for the three months ended June 30, 2022 includes charges of $94 million to remeasure assets and liabilities of the E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Held for Sale.”
(6)Corporate expenses, net includes the following:
•gains of $106 million for the three months ended June 30, 2022 primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Held for Sale;”
•charges of $5 million and $74 million for the three months ended June 30, 2022 and 2021, respectively, related to the Company’s estimated liability for opioid-related claims, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities;”

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
•charges of $19 million and $35 million for the three months ended June 30, 2022 and 2021, respectively, of opioid-related costs, primarily litigation expenses; and
•restructuring charges of $62 million for the three months ended June 30, 2021 primarily due to the transition to a partial remote work model for certain employees.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Quarterly Report”) and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 previously filed with the Securities and Exchange Commission on May 9, 2022 (“2022 Annual Report”).
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean our fiscal year.
Certain statements in this report constitute forward-looking statements. See “Cautionary Notice About Forward-Looking Statements” included in this Quarterly Report.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following summarizes our four reportable segments. Refer to Financial Note 14, “Segments of Business,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information regarding our reportable segments.
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
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. During fiscal 2022, we entered into agreements to sell certain of our businesses in the European Union (“E.U.”) and our retail and distribution businesses in the United Kingdom (“U.K.”), as well as completed the sale of our Austrian business. During the three months ended June 30, 2022, we completed the sale of our retail and distribution businesses in the U.K. These divestitures are further described in the “European Divestiture Activities” section below.
European Divestiture Activities
On July 5, 2021, we entered into an agreement to sell certain of our businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.3 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. We recorded a gain of $12 million for the three months ended June 30, 2022 in total operating expenses to remeasure the E.U. disposal group to fair value less costs to sell, of which gains of $106 million are included within Corporate expenses, net, partially offset by charges of $94 million included within our International segment. The transaction is anticipated to close within the second half of fiscal 2023, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals.
On April 6, 2022, we completed the previously announced sale of our retail and distribution businesses in the U.K. (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. As part of the transaction, we divested net assets of $615 million and released $731 million of accumulated other comprehensive loss.
As of June 30, 2022, we had $3.2 billion of assets and $2.3 billion of liabilities classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet primarily related to the pending sale of our E.U. disposal group described above. Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended June 30, 2022.
•The pandemic disease caused by the SARS-CoV-2 coronavirus (“COVID-19”) impacted our results of operations for the three months ended June 30, 2022. For a more in-depth discussion of how COVID-19 impacted our business, operations, and outlook, refer to the COVID-19 section of "Trends and Uncertainties" included below;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•For the three months ended June 30, 2022 compared to the prior year, revenues increased by 7%, gross profit was flat, total operating expenses decreased by 19%, and other income, net decreased by 65%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation for the three months ended June 30, 2022 increased 70% to $5.25, primarily driven by reduced corporate expenses, growth across our North American businesses, and a lower share count compared to the prior year due to the cumulative effect of share repurchases; and
•We returned $1.1 billion of cash to shareholders during the three months ended June 30, 2022 through $1.0 billion of common stock repurchases under an accelerated share repurchase (“ASR”) program entered into in May 2022 and $71 million of dividend payments. In July 2022, our Board of Directors (the “Board”) approved an increase of $4.0 billion in the authorization for repurchases of McKesson’s common stock and raised our quarterly dividend from $0.47 to $0.54 per common share.
Trends and Uncertainties:
The Impact of Inflationary and Global Events
Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, increased competition for talent, and disruption of the supply chain, as well as by political or civil unrest or military action, including indirect results such as commodity price increases from the conflict between Russia and Ukraine (“Russo-Ukrainian War”). Cost inflation generally affects us by increasing transportation, operational, and other administrative costs associated with our business operations which we might not be able to fully pass along to our customers. Although it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material effect on our results of operations, financial condition, or liquidity for the three months ended June 30, 2022.
COVID-19
COVID-19 has continued to evolve since it was declared a global pandemic by the World Health Organization on March 11, 2020. We continue to evaluate the nature and extent of the ongoing impacts of COVID-19 on our business, operations, and financial results. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2022 Annual Report for additional disclosure of trends and uncertainties due to COVID-19. The disclosures below include significant updates that occurred during the first quarter of fiscal 2023 and the financial impacts compared to fiscal 2022.
Our Role in the Distribution of COVID-19 Vaccines and Ancillary Supply Kits
As a diversified healthcare services leader, we are well positioned to respond to the COVID-19 pandemic in the U.S., Canada, and Europe. We work closely with national and local governments, agencies, and industry partners to ensure that available supplies, including personal protective equipment (“PPE”), and medicine reach our customers and their patients.
In December 2020, we began distributing certain COVID-19 vaccines in support of the U.S. government through a contract with the Centers for Disease Control and Prevention (“CDC”). In July 2022, we renewed our relationship with the CDC, under which we serve as a centralized distributor of COVID-19 vaccines and ancillary supplies used to administer vaccines. The results of operations related to our vaccine distribution are reflected in our U.S. Pharmaceutical segment. We also extended our contract to manage the assembly, storage, and distribution of ancillary supply kits as directed by the Department of Health and Human Services (“HHS”), the results of which are reflected in our Medical-Surgical Solutions segment.
McKesson Canada and McKesson Europe support governments and public health entities through distributing COVID-19 vaccines and administering them in pharmacies as well as distributing COVID-19 tests and certain PPE.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends in our Business
We observed increases in prescription volumes within our U.S. Pharmaceutical segment and favorability in our primary care business within our Medical-Surgical Solutions segment during the three months ended June 30, 2022 compared to the same prior year period. The contributions from COVID-19 tests and our vaccine and related kitting distribution programs have decreased year over year primarily driven by lower demand.
Impacts to our Supply Chain
We continue to monitor and address the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we proactively work with manufacturers, industry partners, and government agencies to meet the needs of our customers. During the quarter, we had an increase in supply chain costs primarily related to transportation and labor; however, this did not materially impact our results of operations for the three months ended June 30, 2022. As potential shortages or disruptions of any products are identified, we address supply continuity which includes securing additional products when available, sourcing back-up products when needed, and following allocation procedures to maintain and protect supply as much as possible. We utilize business continuity action planning to maintain and protect operations across all locations and facilities.
Impact to our Results of Operations, Financial Condition, and Liquidity
For the three months ended June 30, 2022, COVID-19 tests and the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $201 million and $49 million to segment revenues and segment operating profit, respectively. For the three months ended June 30, 2021, the contribution was approximately $323 million to segment revenues and including total inventory charges that are further described below, reduced our segment operating profit by approximately $90 million.
The distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment decreased during the first quarter of fiscal 2023 when compared to the same prior year period. The contribution was less than 10% to segment operating profit for each of the three months ended June 30, 2022 and 2021. The financial impact from our COVID-19 response efforts in the International segment during the three months ended June 30, 2022 and 2021 was not material to our consolidated results, but favorably contributed to our segment operating results.
Additionally, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment during the three months ended June 30, 2021. We have taken measures to mitigate risks for market price volatility and changes to anticipated customer demand that may require additional write-downs in future periods of other PPE and related product categories.
These COVID-19 related items had a net favorable impact on consolidated income from continuing operations before income taxes for the three months ended June 30, 2022 compared to the same prior year period, primarily due to prior year inventory charges on certain PPE and other related products as mentioned above.
During the three months ended June 30, 2022 and 2021, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
On February 25, 2022, the Company and two other United States pharmaceutical distribution companies (collectively, "Distributors") determined that there was sufficient State and subdivision participation to proceed with an agreement ("Settlement") to settle a substantial majority of opioids-related lawsuits filed against the Distributors by U.S. states, territories and local governmental entities. Under the Settlement, 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, "Settling Governmental Entities"), have agreed to join the Settlement. The Settlement became effective on April 2, 2022. If all conditions to the Settlement are satisfied, including the receipt of approval by relevant courts of consent decrees to dismiss the lawsuits, the Distributors would pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. Under the Settlement, a minimum of 85% of the settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and would be payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Settlement provides that the Distributors do not admit liability or wrongdoing and do not waive any defenses.
The Settlement only addresses the claims of attorneys general of U.S. states and territories and political subdivisions in participating states and territories. Governmental entities not participating in the Settlement may continue to pursue their claims. The states of Alabama, Oklahoma and Washington chose not to participate in the Settlement, but, since the announcement of the Settlement, we have reached separate agreements in principle with the attorneys general of these states to settle the claims of the states and their subdivisions. The Distributors previously settled with the Cherokee Nation and reached a separate agreement in principle to settle the claims of the remaining federally recognized Native American Tribes.
We recorded a charge of $8.3 billion during the year ended March 31, 2022 related to our estimated liability to U.S. governmental entities, including those expected to participate in the Settlement, the states and subdivisions that were not expected to participate or were not eligible, and the Native American tribes. Our total estimated liability for opioid-related claims was $7.9 billion as of June 30, 2022, of which $759 million was included in “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private individuals or entities generally, are not included in the Settlement or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense.
Because of the many uncertainties associated with ongoing opioid-related litigation matters, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible loss for all opioid-related litigation matters. In light of the uncertainty, the amount of any ultimate loss may differ materially from the amount accrued.
Notwithstanding the Settlement, we also continue to prepare for trial in pending matters. We believe that we have valid defenses to the claims pending against us and, absent an acceptable settlement, intend to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Risks and Forward-Looking Information
Recent events such as the COVID-19 pandemic, the Russo-Ukrainian War, and associated economic impacts have disrupted the global economy and exacerbated uncertainties inherent in estimates, judgments, and assumptions used in our forecasts. We have experienced and may experience difficulties in sourcing products and changes in costs and pricing due to the effects of these events on supply chains. Our participation in government-sponsored vaccination distribution and related ancillary supply kit programs with the CDC and HHS exposes us to various uncertainties, such as the scope and length of related agreements and the amount of COVID-19 vaccines and ancillary supply kits that we are contracted to distribute, which could materially impact our future financial performance. Additionally, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Key assumptions and estimates about future values in our impairment assessments can be affected by a variety of factors, including the impacts of socio-political events on industry and economic trends as well as on our business strategy and internal forecasts. Impairment charges have been recognized in prior periods due to the impact from the COVID-19 pandemic. Material changes to key assumptions and estimates could decrease the projected cash flows or increase the discount rates that could potentially result in future impairment charges. Refer to Item 1A - Risk Factors in Part I of our 2022 Annual Report for a discussion of risk factors that could cause our actual results to differ materially from our projections.
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended June 30,
	2022	2021	Change
Revenues	$67,154	$62,674	7%
Gross profit	3,023	3,032	-
Gross profit margin	4.50%	4.84%	(34)	bp
Total operating expenses	$(1,987)	$(2,464)	(19)%
Total operating expenses as a percentage of revenues	2.96%	3.93%	(97)	bp
Other income, net	$15	$43	(65)%
Interest expense	(45)	(49)	(8)
Income from continuing operations before income taxes	1,006	562	79
Income tax expense	(199)	(26)	665
Income from continuing operations	807	536	51
Income (loss) from discontinued operations, net of tax	2	(3)	167
Net income	809	533	52
Net income attributable to noncontrolling interests	(41)	(47)	(13)
Net income attributable to McKesson Corporation	$768	$486	58%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$5.25	$3.09	70%
Discontinued operations	0.01	(0.02)	150
Total	$5.26	$3.07	71%

Weighted-average diluted common shares outstanding	145.9	158.1	(8)%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three months ended June 30, 2022 compared to the same prior year period primarily due to market growth in our U.S. Pharmaceutical segment. This was partially offset by lower revenues in our International segment driven by the completed divestiture of our U.K. disposal group in April 2022 and unfavorable effects of foreign currency exchange fluctuations. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion.
Gross Profit
Gross profit was flat for the three months ended June 30, 2022 compared to the same prior year period. Gross profit decreased in our International segment primarily driven by the completed divestiture of our U.K. disposal group in April 2022 and unfavorable effects of foreign currency exchange fluctuations. This was partially offset by an increase in gross profit in our Medical-Surgical Solutions segment due to prior year inventory charges on PPE and other related products as well as growth in our primary care business. Gross profit was also favorably impacted by growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment as well as increased volume with new and existing customers in our RxTS segment.
Last-in, first-out (“LIFO”) inventory credits were $13 million and $23 million for the three months ended June 30, 2022 and 2021, respectively. LIFO credits were lower in the first quarter of fiscal 2023 compared to the same prior year period primarily due to higher expected brand inflation. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three months ended June 30, 2022 and 2021 is as follows:
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
•Restructuring, impairment, and related charges, net: Restructuring charges are incurred for programs in which we change our operations, the scope of a business undertaken by our business units, or the manner in which that business is conducted as well as long-lived asset impairments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Selling, distribution, general, and administrative expenses	$1,959	$2,232	(12)%
Claims and litigation charges, net	5	74	(93)
Restructuring, impairment, and related charges, net	23	158	(85)
Total operating expenses	$1,987	$2,464	(19)%
Percent of revenues	2.96%	3.93%	(97)	bp
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three months ended June 30, 2022, total operating expenses and total operating expenses as a percentage of revenues decreased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A for the three months ended June 30, 2022 reflects lower operating expenses due to the completed divestiture of our U.K. disposal group in April 2022;
•Claims and litigation charges, net for the three months ended June 30, 2022 and 2021 includes charges of $5 million and $74 million, respectively, related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section;
•Restructuring, impairment, and related charges, net for the three months ended June 30, 2021 includes charges of $158 million primarily related to our transition to a partial remote work model approved during the first quarter of fiscal 2022 and costs for optimization programs in Canada; and
•Total operating expenses were favorably impacted by foreign currency exchange fluctuations for the three months ended June 30, 2022.
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis and at an interim date, if indicators of potential impairment exist. We voluntarily changed our annual goodwill impairment testing date from October 1st to April 1st to align with the change in timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. Refer to Financial Note 7, “Goodwill and Intangible Assets, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
The annual impairment testing performed in fiscal 2023 and fiscal 2022 did not indicate any impairment of goodwill and no goodwill impairment charges were recorded during the three months ended June 30, 2022 and 2021. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
Restructuring Initiatives and Long-Lived Asset Impairments
During the first quarter of fiscal 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of our office space in North America. Where we ceased using office space, we exited the portion of the facility no longer used. We also retained and repurposed certain other office locations. We recorded charges of $95 million for the three months ended June 30, 2021 primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in fiscal 2022 and remaining costs we expect to record under this initiative are not material.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other Income, Net
Other income, net decreased for the three months ended June 30, 2022 compared to the same prior year period primarily due to unfavorability from our equity investments and lower net equity in earnings. This was partially offset by the payment from a tax receivable agreement related to our previous joint venture with Change Healthcare, Inc., which was split-off in March 2020.
In July 2022, we exited one of our investments in equity securities for proceeds of $179 million. We expect to recognize a gain within “Other income, net” in our Condensed Consolidated Statement of Operations for the second quarter of fiscal 2023 related to the disposition. The cost basis of the investment was $38 million.
Interest Expense
Interest expense decreased for the three months ended June 30, 2022 when compared to the same prior year period. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
During the three months ended June 30, 2022 and 2021, we recorded an income tax expense of $199 million and $26 million, respectively. Our reported income tax rates were 19.8% and 4.6% for the three months ended June 30, 2022 and 2021, respectively. Fluctuations in our reported income tax rates are primarily due to discrete benefits recognized in the quarter. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2022 and 2021 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson is obligated to pay to the noncontrolling shareholders of McKesson Europe under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”). Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable and noncontrolling interests that occurred during the first quarter of fiscal 2022.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $768 million and $486 million for the three months ended June 30, 2022 and 2021, respectively. Diluted earnings per common share attributable to McKesson Corporation was $5.26 and $3.07 for the three months ended June 30, 2022 and 2021, respectively.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 145.9 million and 158.1 million for the three months ended June 30, 2022 and 2021, respectively. Weighted-average diluted shares outstanding for the three months ended June 30, 2022 decreased from the same prior year period primarily due to the cumulative effect of shares repurchases.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Segment revenues
U.S. Pharmaceutical	$56,947	$50,019	14%
Prescription Technology Solutions	1,066	881	21
Medical-Surgical Solutions	2,592	2,528	3
International	6,549	9,246	(29)
Total revenues	$67,154	$62,674	7%
U.S. Pharmaceutical
Three Months Ended June 30, 2022 vs. 2021
U.S. Pharmaceutical revenues for the three months ended June 30, 2022 increased $6.9 billion or 14% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $6.6 billion and sales to specialty practices and other increased $315 million compared to the same prior year period. Other includes the results for the distribution of COVID-19 vaccines. Overall, these increases were primarily due to market growth, including growth in specialty pharmaceuticals driven by higher volumes from retail national account customers, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended June 30, 2022 vs. 2021
RxTS revenues for the three months ended June 30, 2022 increased $185 million or 21% compared to the same prior year period. This increase was due to increased volumes with new and existing customers primarily in our third-party logistics and wholesale distribution services as well as higher technology service revenues.
Medical-Surgical Solutions
Three Months Ended June 30, 2022 vs. 2021
Medical-Surgical Solutions revenues for the three months ended June 30, 2022 increased $64 million or 3% compared to the same prior year period. Within the segment, sales to primary care and extended care customers increased $87 million and $10 million, respectively, partially offset by a $33 million decline in sales primarily related to the results of the kitting and distribution of ancillary supply kits used to administer COVID-19 vaccines. The increase in our primary care business was driven by underlying revenue growth from physician office customers, partially offset by lower sales of COVID-19 tests.
International
Three Months Ended June 30, 2022 vs. 2021
International revenues for the three months ended June 30, 2022 decreased $2.7 billion or 29% compared to the same prior year period. Within the segment, foreign currency exchange fluctuations were unfavorable by $574 million and sales in Europe declined by $2.3 billion, partially offset by increased sales in Canada of $169 million compared to the same prior year period. Excluding the unfavorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 23% largely due to the completed divestitures of our U.K. disposal group in April 2022 and Austrian business in January 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical	$696	$682	2%
Prescription Technology Solutions	144	104	38
Medical-Surgical Solutions (2)	256	75	241
International (3)	(6)	53	(111)
Subtotal	1,090	914	19
Corporate expenses, net (4)	(39)	(303)	(87)
Interest expense	(45)	(49)	(8)
Income from continuing operations before income taxes	$1,006	$562	79%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.22%	1.36%	(14)	bp
Prescription Technology Solutions	13.51	11.80	171
Medical-Surgical Solutions	9.88	2.97	691
International	(0.09)	0.57	(66)
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our Medical-Surgical Solutions segment for the three months ended June 30, 2021 includes $164 million of inventory charges on certain PPE and other related products.
(3)Operating loss for our International segment for the three months ended June 30, 2022 includes charges of $94 million to remeasure our E.U. disposal group to fair value less costs to sell.
(4)Corporate expenses, net includes the following:
•gains of $106 million for the three months ended June 30, 2022 primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group;
•charges of $5 million and $74 million for the three months ended June 30, 2022 and 2021, respectively, related to our estimated liability for opioid-related claims;
•charges of $19 million and $35 million for the three months ended June 30, 2022 and 2021, respectively, of opioid-related costs, primarily litigation expenses; and
•restructuring charges of $62 million for the three months ended June 30, 2021 primarily due to the transition to a partial remote work model for certain employees.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended June 30, 2022 vs. 2021
Operating profit increased for this segment for the three months ended June 30, 2022 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, partially offset by a decrease in the contribution from our COVID-19 vaccine distribution program.
Prescription Technology Solutions
Three Months Ended June 30, 2022 vs. 2021
Operating profit for this segment increased for the three months ended June 30, 2022 compared to the same prior year period primarily driven by increased volumes with new and existing customers due to growth in our access, affordability, and adherence solutions.
Medical-Surgical Solutions
Three Months Ended June 30, 2022 vs. 2021
Operating profit for this segment increased for the three months ended June 30, 2022 compared to the same prior year period primarily due to prior year inventory charges on certain PPE and other related products.
International
Three Months Ended June 30, 2022 vs. 2021
Operating loss for this segment for the three months ended June 30, 2022 compared to operating profit for the same prior year period was largely due to fair value remeasurement charges recorded during the first quarter of fiscal 2023 related to our E.U. disposal group, partially offset by the cessation of depreciation and amortization expenses from its assets classified as held for sale, as well as unfavorable impacts from the completed divestitures of our Austrian business and U.K. disposal group. These impacts were partially offset by lower restructuring expenses primarily due to optimization programs in Canada.
Corporate Expenses, Net
Three Months Ended June 30, 2022 vs. 2021
Corporate expenses, net decreased for the three months ended June 30, 2022 compared to the same prior year period primarily due to fair value remeasurement gains recognized during the first quarter of fiscal 2023 related to our E.U. disposal group, lower charges related to our estimated liability for opioid-related claims, and prior year restructuring charges for the transition to a partial remote work model for certain employees.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized with access to liquidity from our $4.0 billion revolving credit facility. At June 30, 2022, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(941)	$(1,622)	$681
Investing activities	39	(99)	138
Financing activities	(1,181)	(2,151)	970
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	11	7
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale (1)	470	—	470
Net change in cash, cash equivalents, and restricted cash	$(1,595)	$(3,861)	$2,266
(1)This change reflects a reversal of cash, cash equivalents, and restricted cash previously classified within assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities. Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information.
Operating Activities
Operating activities used cash of $941 million and $1.6 billion during the three months ended June 30, 2022 and 2021, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the three months ended June 30, 2022 were affected by net income adjusted for non-cash items and changes in receivables, drafts and accounts payables, and inventories classified as held for sale. Refer to the “Selected Measures of Liquidity and Capital Resources” section below of this Financial Review and Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information. Operating activities for the three months ended June 30, 2022 were affected by increases in receivables of $1.6 billion, drafts and accounts payable of $1.0 billion, and inventory of $955 million, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $370 million primarily driven by payments made during the first quarter of fiscal 2023 associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes.
Operating activities for the three months ended June 30, 2021 were affected by increases in receivables of $1.0 billion and inventory of $901 million, both primarily due to timing and higher revenues. Other non-cash items for the three months ended June 30, 2021 includes non-cash inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment.
Investing Activities
Investing activities provided cash of $39 million and used cash of $99 million during the three months ended June 30, 2022 and 2021, respectively. Investing activities for the three months ended June 30, 2022 includes proceeds from sales of businesses and investments of $240 million, primarily due to the completed divestiture of our U.K. disposal group in April 2022. Investing activities for the three months ended June 30, 2022 and 2021 includes $100 million and $159 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities used cash of $1.2 billion and $2.2 billion during the three months ended June 30, 2022 and 2021, respectively. Financing activities for each of the three months ended June 30, 2022 and 2021 includes $1.0 billion of cash paid for share repurchases as well as $71 million and $69 million of cash paid for dividends, respectively. Financing activities for the three months ended June 30, 2021 includes a payment of $1.0 billion to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. The put right option expired on June 15, 2021 as further described below. Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests.
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, through ASR programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
In May 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, we paid $1.0 billion to the financial institution and received an initial delivery of 2.6 million shares in May 2022. The transaction will be completed during the second quarter of fiscal 2023, at which point we expect to receive additional shares. The final number of shares repurchased and the average price per share paid will be determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a pre-negotiated discount.
In February 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. We received 4.8 million shares as the initial share settlement, and in May 2022, we received an additional 0.3 million shares upon the completion of this ASR program.
In May 2021, we entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.2 million shares at an average price per share of $193.22. We received 4.3 million shares as the initial share settlement, and in August 2021, we received an additional 0.9 million shares upon the completion of this ASR program.
There were no other shares repurchased during the three months ended June 30, 2022 and 2021.
The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2022 was $2.3 billion. In July 2022, the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2022	March 31, 2022
Cash, cash equivalents, and restricted cash	$2,340	$3,935
Working capital	(1,818)	(2,235)
Debt to capital ratio (1)	122.4%	114.5%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity (deficit), which excludes noncontrolling interests and accumulated other comprehensive loss.
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
Our cash and cash equivalents balance as of June 30, 2022 and March 31, 2022 included approximately $821 million and $1.5 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, inventories, and net current assets or liabilities classified as held for sale, net of drafts and accounts payable, current portion of long-term debt, and other accrued liabilities. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital improved at June 30, 2022 compared to March 31, 2022 primarily due to increases in receivables, net assets classified as held for sale related to our European divestiture activities, and inventory, partially offset by an increase in drafts and accounts payable and a decrease in cash and cash equivalents.
Our debt to capital ratio increased for the three months ended June 30, 2022 primarily due to share repurchases, partially offset by net income for the quarter.
In July 2022, we raised our quarterly dividend from $0.47 to $0.54 per common share for dividends declared on or after such date by the Board. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Redeemable Noncontrolling Interests
Our previously recognized redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). During the three months ended June 30, 2021, we paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests and as a result, we no longer have redeemable noncontrolling interests presented in our condensed consolidated balance sheets at June 30, 2022 or March 31, 2022. Our noncontrolling interest in McKesson Europe will be included in the sale of our E.U. disposal group.

Table of Contents	MD&A Index
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
Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional information on redeemable noncontrolling interests.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $7.9 billion as of June 30, 2022 payable under the Settlement terms for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, or intentions may also include forward-looking statements. Readers should not place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by law, we undertake no obligation to update or revise our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, factors described in the Risk Factors discussion in Item 1A of Part I of our most recently filed Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2022 Annual Report.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

McKESSON CORPORATION
PART II—OTHER INFORMATION

Item 1.Legal Proceedings.
The information set forth in Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Financial Note 18, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, is incorporated herein by reference. Disclosure of an environmental proceeding with a governmental agency generally is included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.

Item 1A.Risk Factors.
Other than factual updates discussed in this Quarterly Report on Form 10-Q, there have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2022 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
In May 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of 2.6 million shares in May 2022. The transaction will be completed during the second quarter of fiscal 2023, at which point the Company expects to receive additional shares. The final number of shares repurchased and the average price per share paid will be determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a pre-negotiated discount.
In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. The Company received 4.8 million shares as the initial share settlement, and in May 2022, the Company received an additional 0.3 million shares upon the completion of this ASR program.
In May 2021, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.2 million shares at an average price per share of $193.22. The Company received 4.3 million shares as the initial share settlement, and in August 2021, the Company received an additional 0.9 million shares upon the completion of this ASR program.
There were no other shares repurchased during the three months ended June 30, 2022 and 2021.
The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2022 was $2.3 billion. In July 2022, the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended June 30, 2022:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2022 – April 30, 2022	—	$—	—	$3,278
May 1, 2022 – May 31, 2022 (2)	2.9	323.42	2.9	2,278
June 1, 2022 – June 30, 2022	—	—	—	2,278
Total	2.9		2.9
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)Includes shares received upon the completion of the February 2022 ASR program, and the initial delivery of shares under the May 2022 ASR program at a reference price of $326.47, as discussed above. These amounts under the May 2022 ASR program are estimates and may differ from the total number of shares purchased and average price paid per share under the ASR program upon its final settlement in the second quarter of fiscal 2023.

Item 3.Defaults Upon Senior Securities.
None.

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
Not applicable.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description
10.1*	McKesson Corporation 2022 Stock Plan, effective July 22, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on July 27, 2022).

10.2*†	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

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

MCKESSON CORPORATION

Date:	August 3, 2022	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	August 3, 2022	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller