Form 10-Q
period 2022-09-30
MCKESSON CORP
filed 2022-11-02
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 141,793,480 shares of the issuer’s common stock were outstanding as of September 30, 2022.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues	$70,157	$66,576	$137,311	$129,250
Cost of sales	(67,062)	(63,224)	(131,193)	(122,866)
Gross profit	3,095	3,352	6,118	6,384
Selling, distribution, general, and administrative expenses	(1,950)	(2,669)	(3,909)	(4,901)
Claims and litigation charges, net	9	(112)	4	(186)
Restructuring, impairment, and related charges, net	(30)	(32)	(53)	(190)
Total operating expenses	(1,971)	(2,813)	(3,958)	(5,277)
Operating income	1,124	539	2,160	1,107
Other income, net	175	139	190	182
Loss on debt extinguishment	—	(191)	—	(191)
Interest expense	(55)	(45)	(100)	(94)
Income from continuing operations before income taxes	1,244	442	2,250	1,004
Income tax expense	(271)	(132)	(470)	(158)
Income from continuing operations	973	310	1,780	846
Loss from discontinued operations, net of tax	(6)	—	(4)	(3)
Net income	967	310	1,776	843
Net income attributable to noncontrolling interests	(41)	(43)	(82)	(90)
Net income attributable to McKesson Corporation	$926	$267	$1,694	$753

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$6.46	$1.71	$11.71	$4.82
Discontinued operations	(0.04)	—	(0.03)	(0.02)
Total	$6.42	$1.71	$11.68	$4.80
Basic
Continuing operations	$6.51	$1.73	$11.81	$4.87
Discontinued operations	(0.04)	—	(0.02)	(0.02)
Total	$6.47	$1.73	$11.79	$4.85

Weighted-average common shares outstanding
Diluted	144.1	155.8	145.0	156.9
Basic	143.1	154.1	143.7	155.1

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$967	$310	$1,776	$843

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(192)	(48)	390	(24)
Unrealized gains on cash flow hedges	18	8	36	8
Changes in retirement-related benefit plans	2	2	38	4
Other comprehensive income (loss), net of tax	(172)	(38)	464	(12)

Comprehensive income	795	272	2,240	831
Comprehensive income attributable to noncontrolling interests	(35)	(43)	(126)	(93)
Comprehensive income attributable to McKesson Corporation	$760	$229	$2,114	$738

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,916	$3,532
Receivables, net	20,109	18,583
Inventories, net	19,876	18,702
Assets held for sale	2,825	4,516
Prepaid expenses and other	722	898
Total current assets	46,448	46,231
Property, plant, and equipment, net	2,071	2,092
Operating lease right-of-use assets	1,548	1,548
Goodwill	9,239	9,451
Intangible assets, net	1,872	2,059
Other non-current assets	1,903	1,917
Total assets	$63,081	$63,298

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$41,003	$38,086
Current portion of long-term debt	800	799
Current portion of operating lease liabilities	284	297
Liabilities held for sale	1,991	4,741
Other accrued liabilities	4,279	4,543
Total current liabilities	48,357	48,466
Long-term debt	4,813	5,080
Long-term deferred tax liabilities	1,660	1,418
Long-term operating lease liabilities	1,315	1,366
Long-term litigation liabilities	6,644	7,220
Other non-current liabilities	1,541	1,540
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 277 and 275 shares issued at September 30, 2022 and March 31, 2022, respectively	3	2
Additional paid-in capital	7,609	7,275
Retained earnings	10,579	9,030
Accumulated other comprehensive loss	(1,114)	(1,534)
Treasury shares, at cost, 135 and 130 shares at September 30, 2022 and March 31, 2022, respectively	(18,844)	(17,045)
Total McKesson Corporation stockholders’ deficit	(1,767)	(2,272)
Noncontrolling interests	518	480
Total deficit	(1,249)	(1,792)
Total liabilities and deficit	$63,081	$63,298
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2022	277	$3	$7,350	$9,732	$(948)	(133)	$(18,141)	$532	$(1,472)
Issuance of shares under employee plans, net of forfeitures	—	—	36	—	—	—	(2)	—	34
Share-based compensation	—	—	46	—	—	—	—	—	46
Repurchase of common stock	—	—	177	—	—	(2)	(701)	—	(524)
Net income	—	—	—	926	—	—	—	41	967
Other comprehensive loss	—	—	—	—	(166)	—	—	(6)	(172)
Cash dividends declared, $0.54 per common share	—	—	—	(78)	—	—	—	—	(78)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	(1)	—	—	—	(6)	(7)
Balance, September 30, 2022	277	$3	$7,609	$10,579	$(1,114)	(135)	$(18,844)	$518	$(1,249)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2021	274	$2	$7,057	$8,618	$(1,627)	(119)	$(14,579)	$484	$(45)
Issuance of shares under employee plans, net of forfeitures	1	—	40	—	—	—	(1)	—	39
Share-based compensation	—	—	43	—	—	—	—	—	43
Repurchase of common stock	—	—	171	—	—	(3)	(451)	—	(280)
Net income	—	—	—	267	—	—	—	43	310
Other comprehensive loss	—	—	—	—	(38)	—	—	—	(38)
Cash dividends declared, $0.47 per common share	—	—	—	(74)	—	—	—	—	(74)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	1	—	—	—	(1)	—
Balance, September 30, 2021	275	$2	$7,311	$8,812	$(1,665)	(122)	$(15,031)	$484	$(87)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2022	275	$2	$7,275	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	127	—	—	—	(154)	—	(26)
Share-based compensation	—	—	86	—	—	—	—	—	86
Repurchase of common stock	—	—	121	—	—	(5)	(1,645)	—	(1,524)
Net income	—	—	—	1,694	—	—	—	82	1,776
Other comprehensive income	—	—	—	—	420	—	—	44	464
Cash dividends declared, $1.01 per common share	—	—	—	(145)	—	—	—	—	(145)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(4)	(4)
Other	—	—	—	—	—	—	—	(7)	(7)
Balance, September 30, 2022	277	$3	$7,609	$10,579	$(1,114)	(135)	$(18,844)	$518	$(1,249)

	Six Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2021	273	$2	$6,925	$8,202	$(1,480)	(115)	$(13,670)	$196	$175
Issuance of shares under employee plans, net of forfeitures	2	—	111	—	—	—	(60)	—	51
Share-based compensation	—	—	76	—	—	—	—	—	76
Repurchase of common stock	—	—	21	—	—	(7)	(1,301)	—	(1,280)
Net income	—	—	—	753	—	—	—	82	835
Other comprehensive loss	—	—	—	—	(15)	—	—	—	(15)
Cash dividends declared, $0.89 per common share	—	—	—	(139)	—	—	—	—	(139)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(79)	(79)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	(4)	—	—	—	—	(4)
Balance, September 30, 2021	275	$2	$7,311	$8,812	$(1,665)	(122)	$(15,031)	$484	$(87)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,776	$843
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	124	148
Amortization	175	265
Long-lived asset impairment charges	11	127
Deferred taxes	170	(18)
Credits associated with last-in, first-out inventory method	(36)	(46)
Non-cash operating lease expense	126	152
Gain from sales of businesses and investments	(148)	(101)
European businesses held for sale	(35)	470
Other non-cash items	157	381
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,883)	(2,311)
Inventories	(1,453)	(1,164)
Drafts and accounts payable	2,292	1,431
Operating lease liabilities	(174)	(186)
Taxes	82	40
Litigation liabilities	(915)	151
Other	(103)	(12)
Net cash provided by operating activities	166	170

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(157)	(186)
Capitalized software expenditures	(65)	(93)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(23)	(4)
Proceeds from sales of businesses and investments, net	496	179
Other	(135)	(53)
Net cash provided by (used in) investing activities	116	(157)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	100	3,020
Repayments of short-term borrowings	(100)	(3,020)
Proceeds from issuances of long-term debt	—	498
Repayments of long-term debt	(4)	(1,636)
Payments for debt extinguishments	—	(184)
Common stock transactions:
Issuances	127	111
Share repurchases	(1,484)	(1,272)
Dividends paid	(139)	(134)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	(1,031)
Other	(253)	(246)
Net cash used in financing activities	(1,753)	(3,894)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	18
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale	470	—
Net decrease in cash, cash equivalents, and restricted cash	(977)	(3,863)
Cash, cash equivalents, and restricted cash at beginning of period	3,935	6,396
Cash, cash equivalents, and restricted cash at end of period	2,958	2,533
Less: Restricted cash at end of period included in Prepaid expenses and other	(42)	(382)
Cash and cash equivalents at end of period	$2,916	$2,151
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
The results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, previously filed with the SEC on May 9, 2022 (“2022 Annual Report”).
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IR Act”). Among other provisions, the IR Act includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. Based on its preliminary assessment, the Company does not currently expect the IR Act to have a material impact on its results of operations, financial position, or cash flows in the foreseeable future; however, the Company will continue to evaluate the full impact of these legislative changes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Adopted Accounting Pronouncements
There were no adopted accounting standards during the first half of fiscal 2023 that had a material impact to the Company’s results of operations, financial position, cash flows, or notes to the financial statements upon their adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the equity security, and requires additional disclosure requirements. ASU 2022-03 is effective for the Company on a prospective basis for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements or related disclosures.
2.    Business Acquisitions and Divestitures
Acquisitions
Rx Savings Solutions, LLC
On November 1, 2022, the Company completed its acquisition of Rx Savings Solutions, LLC (“RxSS”), a privately-owned company headquartered in Overland Park, Kansas, to expand on connecting biopharma and payer services to patients. RxSS is a prescription price transparency and benefit insight company that offers affordability and adherence solutions to health plans and employers. The purchase consideration included a payment of approximately $600 million made upon closing and a maximum of $275 million of contingent consideration based on RxSS’ financial performance through calendar year 2025. The financial results of RxSS will be included in the Company’s RxTS segment as of the acquisition date in the third quarter of fiscal 2023. The transaction will be accounted for as a business combination and the analysis to assign fair values to the assets acquired and liabilities assumed is currently underway.
Oncology Research Business
On October 31, 2022, the Company completed a transaction with HCA Healthcare, Inc. (“HCA”) to form an oncology research business, combining McKesson’s U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”), to advance cancer care and increase access to oncology clinical research. McKesson owns a 51% controlling interest in the combined business, and the financial results will be consolidated by the Company and reported within its U.S. Pharmaceutical segment as of the acquisition date in the third quarter of fiscal 2023. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA. The transaction will be accounted for as a business combination and the analysis to assign fair values to the assets acquired, liabilities assumed, and noncontrolling interest is currently underway.
Separately, on October 31, 2022, McKesson acquired Genospace, SCRI’s personalized medicine platform. Genospace is a leading innovator in precision medicine and clinical trial matching and will enhance McKesson’s oncology data and analytics capabilities. The acquisition of Genospace will be accounted for as a business combination and its financial results will be included in the U.S. Pharmaceutical segment as of the acquisition date in the third quarter of 2023. The analysis to assign fair values to the assets acquired and liabilities assumed is currently underway.
Divestitures
In July 2021, the Company announced its intention to exit its businesses in Europe resulting in classification of certain assets and liabilities as held for sale. Assets and liabilities of $2.8 billion and $2.0 billion, respectively, at September 30, 2022, and $4.5 billion and $4.7 billion, respectively, at March 31, 2022, met the criteria for classification as held for sale, primarily consisting of disposal groups related to the Company’s European divestiture activities discussed below. The decrease in assets and liabilities held for sale during fiscal 2023 was driven by the divestiture of the Company’s U.K. disposal group in April 2022, as discussed in more detail below.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Assets and liabilities to be disposed of by sale (“disposal groups”) are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was classified as held for sale. The Company determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations.
European Divestiture Activities
On July 5, 2021, the Company entered into an agreement to sell certain of its businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.2 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. The transaction closed on October 31, 2022, and the Company received net cash proceeds of $892 million after the adjustments listed above. As of September 30, 2022 and March 31, 2022, the E.U. disposal group within the Company’s International segment, was classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheets.
During the three and six months ended September 30, 2022, the Company recorded a gain of $23 million and $35 million, respectively, and during the three and six months ended September 30, 2021, recorded charges totaling $491 million to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell. The fiscal 2022 charges also included impairments of individual assets, such as certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole. The remeasurement adjustment in the three and six months ended September 30, 2021 included a $226 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group. These amounts were recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The total assets and liabilities of the E.U. disposal group that have met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheets are as follows:

(In millions)	September 30, 2022	March 31, 2022
Assets
Current assets
Receivables, net	$1,175	$1,322
Inventories, net	810	809
Prepaid expenses and other	68	72
Property, plant, and equipment, net	278	304
Operating lease right-of-use assets	206	224
Intangible assets, net	236	267
Other non-current assets	297	328
Remeasurement of assets of businesses held for sale to fair value less costs to sell (1)	(245)	(302)
Total assets held for sale	$2,825	$3,024

Liabilities
Current liabilities
Drafts and accounts payable	$1,258	$1,826
Current portion of long-term debt	4	4
Current portion of operating lease liabilities	28	33
Other accrued liabilities	360	473
Long-term debt	10	11
Long-term deferred tax liabilities	64	55
Long-term operating lease liabilities	153	180
Other non-current liabilities	114	138
Total liabilities held for sale	$1,991	$2,720
(1)Excludes charges in fiscal 2022 related to the impairment of individual assets, including a $113 million impairment of internally developed software recorded directly against the gross value of the assets impacted.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Following the completion of the transaction on April 6, 2022, there were no assets or liabilities of the U.K. disposal group classified as held for sale in the Company’s Condensed Consolidated Balance Sheets. The total assets and liabilities of the U.K. disposal group that met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheet at March 31, 2022 were as follows:

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
Other
For the periods presented, the Company also completed de minimis acquisitions and divestitures within its operating segments. Financial results for the Company’s business acquisitions have been included in its consolidated financial statements as of their respective acquisition dates. Purchase prices for business acquisitions have been allocated based on estimated fair values at the respective acquisition dates.
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $30 million and $32 million for the three months ended September 30, 2022 and 2021, respectively, and $53 million and $190 million for the six months ended September 30, 2022 and 2021, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring Initiatives
During the first quarter of fiscal 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of the Company’s office space in North America. Where the Company ceased using office space, it exited the portion of the facility no longer used. It also retained and repurposed certain other office locations. The Company recorded charges of $15 million and $110 million for the three and six months ended September 30, 2021, respectively, primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in fiscal 2022 and remaining costs the Company recorded and expects to record under this initiative are not material.
Restructuring, impairment, and related charges, net, for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30, 2022
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$—	$—	$—	$2	$(5)	$(3)
Exit and other-related costs (1)	—	1	1	6	14	22
Asset impairments and accelerated depreciation	3	6	—	1	1	11
Total	$3	$7	$1	$9	$10	$30
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
(2)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring, impairment, and related charges, net, for the six months ended September 30, 2022 and 2021 consisted of the following:

	Six Months Ended September 30, 2022
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$3	$—	$—	$2	$(6)	$(1)
Exit and other-related costs (1)	1	3	2	8	29	43
Asset impairments and accelerated depreciation	3	11	—	1	(4)	11
Total	$7	$14	$2	$11	$19	$53
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
(2)Includes costs related to the transition to a partial remote work model described above, U.K. operating model and cost optimization efforts, and costs for optimization programs in Canada.
(3)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the six months ended September 30, 2022:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2022 (1)	$11	$3	$1	$56	$59	$130
Restructuring, impairment, and related charges, net	7	14	2	11	19	53
Non-cash charges	(3)	(11)	—	(1)	4	(11)
Cash payments	(3)	(3)	(2)	(6)	(25)	(39)
Other (2)	(1)	—	—	(24)	1	(24)
Balance, September 30, 2022 (3)	$11	$3	$1	$36	$58	$109
(1)As of March 31, 2022, the total reserve balance was $130 million, of which $58 million was recorded in “Other accrued liabilities,” $36 million was recorded in “Liabilities held for sale,” and $36 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments and transfers to certain other liabilities. For the Company’s International segment, other also includes a reduction of the liability related to the sale of the U.K. disposal group in April 2022, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(3)As of September 30, 2022, the total reserve balance was $109 million, of which $60 million was recorded in “Other accrued liabilities,” $22 million was recorded in “Liabilities held for sale,” and $27 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense related to continuing operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Income tax expense	$271	$132	$470	$158
Reported income tax rate	21.8%	29.9%	20.9%	15.7%
Fluctuations in the Company’s reported income tax rates were primarily due to non-cash charges related to remeasuring the value of the E.U. disposal group in the second quarter of fiscal 2022, changes in the mix of earnings between various taxing jurisdictions, and discrete benefits recognized in the quarters.
During the three months ended September 30, 2022 and 2021, the Company recognized a net discrete tax benefit primarily related to increased tax credits of $16 million and a decrease in the global intangible low-tax income (“GILTI”) of $55 million, respectively. During the six months ended September 30, 2022, the Company recognized a net discrete tax benefit primarily related to the tax impact of share-based compensation of $53 million. During the six months ended September 30, 2021, the Company also recognized a net discrete tax benefit primarily related to statute of limitation expirations of $97 million in various taxing jurisdictions.
During the second quarter of fiscal 2022, the Company recorded non-cash pre-tax charges totaling $491 million primarily to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell, as described in Financial Note 2, “Business Acquisitions and Divestitures.” The Company’s reported income tax rates for the three and six months ended September 30, 2021 were unfavorably impacted by this due to the non-deductible nature of the majority of these charges for income tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
As of September 30, 2022, the Company had $1.5 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by as much as $150 million to $180 million due to settlements of tax examinations and statute of limitation expirations based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year, and if the ultimate resolution of unrecognized tax benefits differs from this estimated range, the Company will record any additional income tax expense or benefit as necessary in the appropriate period. The unrecognized tax benefit may also increase or decrease due to future developments in opioid-related litigation and claims, as discussed in Financial Note 12, “Commitments and Contingent Liabilities.”
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
The Company is a party to a certain tax receivable agreement (“TRA”) entered into as part of the formation of the joint venture with Change Healthcare Inc. (“Change”), from which McKesson has since exited. The TRA generally requires Change to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the amortization allocated to Change by the joint venture. In October 2022, Change exercised its right pursuant to the TRA to terminate the agreement. The Company received $126 million in the third quarter of fiscal 2023 due to early termination of the TRA, which will result in a gain within “Other income, net” in the Condensed Consolidated Statements of Operations.
5.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s previously recognized redeemable noncontrolling interests primarily related to its consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. As a result, the Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million during the six months ended September 30, 2021. This amount was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statement of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). During the six months ended September 30, 2021, the Company paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the redeemable noncontrolling interests by $983 million for the six months ended September 30, 2021, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million as an increase to McKesson stockholders’ additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” in the Condensed Consolidated Balance Sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. As discussed above, after June 15, 2021, noncontrolling interests also represent minority shareholder equity interests in McKesson Europe. The Company’s noncontrolling interest in McKesson Europe, with a carrying value of $382 million at September 30, 2022, was included in the sale of the E.U. disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.” The Company allocated $41 million and $43 million of net income to noncontrolling interests during the three months ended September 30, 2022 and 2021, respectively, and $82 million during each of the six months ended September 30, 2022 and 2021, which was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations.
Changes in noncontrolling interests for the three and six months ended September 30, 2022 were as follows:

(In millions)	Noncontrolling Interests
Balance, June 30, 2022	$532
Net income attributable to noncontrolling interests	41
Other comprehensive loss	(6)
Payments to noncontrolling interests	(41)
Reclassification of recurring compensation to other accrued liabilities	(2)
Other	(6)
Balance, September 30, 2022	$518

(In millions)	Noncontrolling Interests
Balance, March 31, 2022	$480
Net income attributable to noncontrolling interests	82
Other comprehensive income	44
Payments to noncontrolling interests	(77)
Reclassification of recurring compensation to other accrued liabilities	(4)
Other	(7)
Balance, September 30, 2022	$518

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and six months ended September 30, 2021 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, June 30, 2021	$484	$7
Net income attributable to noncontrolling interests	43	—
Payments to noncontrolling interests	(40)	—
Reclassification of recurring compensation to other accrued liabilities	(2)	—
Other	(1)	(7)
Balance, September 30, 2021	$484	$—

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2021	$196	$1,271
Net income attributable to noncontrolling interests	82	8
Other comprehensive income	—	3
Payments to noncontrolling interests	(79)	—
Reclassification of recurring compensation to other accrued liabilities	(2)	(8)
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	—	(4)
Balance, September 30, 2021	$484	$—
6.    Earnings (Loss) Per Common Share
Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than 1 million potentially dilutive securities for each of the three and six months ended September 30, 2022 and 2021 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Income from continuing operations	$973	$310	$1,780	$846
Net income attributable to noncontrolling interests	(41)	(43)	(82)	(90)
Income from continuing operations attributable to McKesson Corporation	932	267	1,698	756
Loss from discontinued operations, net of tax	(6)	—	(4)	(3)
Net income attributable to McKesson Corporation	$926	$267	$1,694	$753

Weighted-average common shares outstanding:
Basic	143.1	154.1	143.7	155.1
Effect of dilutive securities:
Stock options	0.2	0.2	0.3	0.2
Restricted stock units (1)	0.8	1.5	1.0	1.6
Diluted	144.1	155.8	145.0	156.9

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$6.46	$1.71	$11.71	$4.82
Discontinued operations	(0.04)	—	(0.03)	(0.02)
Total	$6.42	$1.71	$11.68	$4.80
Basic
Continuing operations	$6.51	$1.73	$11.81	$4.87
Discontinued operations	(0.04)	—	(0.02)	(0.02)
Total	$6.47	$1.73	$11.79	$4.85
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2022	$3,923	$1,542	$2,453	$1,533	$9,451
Goodwill acquired	11	—	—	1	12
Foreign currency translation adjustments, net	(72)	—	—	(150)	(222)
Other adjustments	(2)	—	—	—	(2)
Balance, September 30, 2022	$3,860	$1,542	$2,453	$1,384	$9,239
Information regarding intangible assets is as follows:

	September 30, 2022				March 31, 2022
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$2,710	$(1,703)	$1,007	$2,777	$(1,691)	$1,086
Service agreements	9	1,063	(591)	472	1,085	(573)	512
Trademarks and trade names	11	765	(402)	363	819	(386)	433
Technology	3	132	(120)	12	128	(116)	12
Other	9	190	(172)	18	187	(171)	16
Total		$4,860	$(2,988)	$1,872	$4,996	$(2,937)	$2,059
Amortization expense of intangible assets was $57 million and $84 million for the three months ended September 30, 2022 and 2021, respectively, and $113 million and $182 million for the six months ended September 30, 2022 and 2021, respectively. Estimated amortization expense of these assets is as follows: $108 million, $208 million, $202 million, $170 million, and $164 million for the remainder of fiscal 2023 and each of the succeeding years through fiscal 2027, respectively, and $1.0 billion thereafter. All intangible assets were subject to amortization as of September 30, 2022 and March 31, 2022. Amortization of intangible assets of the E.U. disposal group classified as held for sale ceased in the second quarter of fiscal 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	September 30, 2022	March 31, 2022
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$400	$400
2.85% Notes due March 15, 2023	360	360
3.80% Notes due March 15, 2024	918	918
0.90% Notes due December 3, 2025	500	500
1.30% Notes due August 15, 2026	498	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.75% Notes due May 30, 2029	196	196
6.00% Notes due March 1, 2041	217	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	586	662
1.63% Euro Notes due October 30, 2026	490	554
3.13% Sterling Notes due February 17, 2029	503	582

Lease and other obligations	197	244
Total debt	5,613	5,879
Less: Current portion	800	799
Total long-term debt	$4,813	$5,080
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $5.6 billion and $5.9 billion at September 30, 2022 and March 31, 2022, respectively, of which $800 million and $799 million, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets at September 30, 2022 and March 31, 2022, respectively.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
The Company has a Credit Agreement, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. Borrowings under the 2020 Credit Facility bear interest based upon the London Interbank Offered Rate (“LIBOR”), Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates as applicable, plus agreed upon margins. The 2020 Credit Facility matures in September 2024 and had no borrowings during the six months ended September 30, 2022 and 2021 and no amounts outstanding as of September 30, 2022 and March 31, 2022.
The 2020 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the amended credit agreement. If the Company does not comply with these covenants, its ability to use the 2020 Credit Facility may be suspended and repayment of any outstanding balances under the 2020 Credit Facility may be required. At September 30, 2022, the Company was in compliance with all covenants.
The Company also maintains bilateral credit facilities primarily denominated in Euros with no committed amount and an uncommitted amount of $99 million as of September 30, 2022. Borrowings and repayments were not material during the six months ended September 30, 2022 and 2021. Amounts outstanding under these credit lines were not material as of September 30, 2022 and March 31, 2022.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the six months ended September 30, 2022, the Company borrowed $100 million and repaid $100 million under the program. During the six months ended September 30, 2021, the Company borrowed $3.0 billion and repaid $3.0 billion under the program. At September 30, 2022 and March 31, 2022, there were no commercial paper notes outstanding.
9.    Pension Benefits
The net periodic expense for defined benefit pension plans was not material for each of the three and six months ended September 30, 2022 and 2021. Cash contributions to these plans were $2 million and $5 million for the three and six months ended September 30, 2022, respectively, and $3 million and $17 million for the three and six months ended September 30, 2021, respectively. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and estimated life expectancy.
As part of the European divestiture activities discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” pension liabilities of $74 million and $85 million as of September 30, 2022 and March 31, 2022, respectively, were included under the caption “Liabilities held for sale,” in the Condensed Consolidated Balance Sheets as part of the E.U. disposal group. During the first quarter of fiscal 2023, the Company derecognized pension assets of $49 million and released $30 million of accumulated other comprehensive loss related to the sale of its U.K. disposal group. The pension assets were included within “Assets held for sale” in the Condensed Consolidated Balance Sheet as of March 31, 2022.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Euro, British pound sterling, and Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk. Subsequent to the completion of the U.K. divestiture in April 2022 as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” the Company’s foreign currency exchange rate risk is limited to the Euro and Canadian dollar.
Non-Derivative Instruments Designated as Hedges
At September 30, 2022 and March 31, 2022, the Company had €1.1 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges are utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that are designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates are recorded as foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
In connection with the sale of the U.K. disposal group in April 2022, the Company reclassified $26 million of gains from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the six months ended September 30, 2022. This amount related to the Company’s £450 million British pound sterling-denominated notes, which were previously accounted for as net investment hedges until de-designated in fiscal 2020, and was included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities to fair value less costs to sell.
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2022	2021	2022	2021
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes	$75	$33	$139	$11
(1)There was no ineffectiveness in these hedges for the three and six months ended September 30, 2022 and 2021.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Derivative Instruments
At September 30, 2022 and March 31, 2022, the notional amounts of the Company’s outstanding derivatives were as follows:

			September 30, 2022	March 31, 2022
(In millions)	Currency	Maturity Date	Notional
Derivatives designated as net investment hedges: (1)
Cross-currency swaps (2)	CAD	Nov-24	$500	$500

Derivatives designated as fair value hedges: (1)
Cross-currency swaps (3)	GBP	Feb-23	£450	£450
Floating interest rate swaps (4)	USD	Aug-27 to Sep-29	$750	$—

Derivatives designated as cash flow hedges: (1)
Cross-currency swaps (2)	CAD	Jul-22 to Jan-24	$1,532	$1,678
Fixed interest rate swaps (5)	USD	Mar-23	$500	$500
(1)There was no ineffectiveness in these hedges for the three and six months ended September 30, 2022 and 2021.
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
During the three and six months ended September 30, 2022, the Company entered into floating interest rate swaps to convert $570 million and $750 million, respectively, of its fixed rate debt to floating interest rate in order to hedge the changes in fair value caused by fluctuations in the benchmark interest rate. The changes in the fair value of these derivatives are recorded in “Interest expense” in the Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency rates and also enters into forward contracts to hedge the variability future benchmark interest rates on planned bond issuances. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material for the three and six months ended September 30, 2022 and 2021.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. From time to time, the Company enters into forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. Changes in the fair values were not material for the three and six months ended September 30, 2021 and the Company did not have any outstanding derivative instruments not designated as hedges during fiscal 2023. Gains or losses from these contracts are largely offset by changes in the value of the underlying intercompany obligations.
Other Information on Derivative Instruments
Gains (losses) of derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2022	2021	2022	2021
Derivatives designated as net investment hedges:
Cross-currency swaps	$21	$10	$33	$5

Derivatives designated as cash flow hedges:
Cross-currency swaps	$(3)	$1	$(5)	$(1)
Fixed interest rate swaps	28	10	55	12

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	September 30, 2022			March 31, 2022
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$43	$62	$1,417	$30	$39	$1,537
Cross-currency swaps (non-current)	Other non-current assets/liabilities	26	—	679	—	36	679
Fixed interest rate swaps (current)	Prepaid expenses and other	85	—	500	31	—	500
Floating interest rate swaps (non-current)	Other non-current liabilities	—	34	750	—	—	—
Total		$154	$96		$61	$75
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2022 and March 31, 2022 included investments in money market funds of $772 million and $981 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. The Company’s marketable securities were not material at September 30, 2022 and March 31, 2022.
Fair values of the Company’s interest rate swaps, cross-currency swaps, and foreign currency forward contracts were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 10, “Hedging Activities,” for fair value and other information on the Company’s derivatives including interest rate swaps, cross-currency swaps, and foreign currency forward contracts.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had carrying values of $252 million and $346 million at September 30, 2022 and March 31, 2022, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. During the six months ended September 30, 2022, the Company recognized impairment charges and realized gains on the exit of certain investments. During the three months ended September 30, 2021, certain of the Company’s investments in equity securities without readily determinable fair values were remeasured to fair value based on transactions which resulted in changes in the observable price of those securities. Net gains (losses) related to the Company’s investments in these equity securities were $(3) million and $97 million for the three months ended September 30, 2022 and 2021, respectively, and $(25) million and $104 million for the six months ended September 30, 2022 and 2021, respectively. These amounts were recorded in “Other income, net” in the Condensed Consolidated Statements of Operations. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
At September 30, 2022 and March 31, 2022, the assets and liabilities associated with the disposal groups in Europe classified as held for sale were measured at the lower of carrying value or fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures." At March 31, 2022, assets measured at fair value on a nonrecurring basis also included certain long-lived assets within the International segment related to the Company’s previous operations in Denmark and its retail pharmacy businesses in Canada.
The aforementioned investments in equity securities of U.S. growth stage companies include the carrying value of investments without readily determinable fair values, which were determined using a measurement alternative and are recorded at cost less impairment, plus or minus any changes in observable price from orderly transactions of the same or similar security of the same issuer. The inputs related to changes in observable price are considered Level 2 under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future. Inputs related to impairments of investments are generally considered Level 3 fair value measurements due to their inherently unobservable nature based on significant assumptions by management and use of company-specific information.
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022 and March 31, 2022.
Other Fair Value Disclosures
At September 30, 2022 and March 31, 2022, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	September 30, 2022		March 31, 2022
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,613	$5,321	$5,879	$5,999

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
Restricted Cash
Restricted cash, included within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheets primarily consists of $35 million and $395 million as of September 30, 2022 and March 31, 2022, respectively, held in escrow related to obligations under settlement agreements for opioid-related claims of governmental entities, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.”
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
The Company utilizes multiple approaches including the DCF model and market approaches for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections from its long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of long-lived assets is considered a Level 3 fair value measurement.
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
The Company and two other national pharmaceutical distributors (collectively “Distributors”) settled with 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, “Settling Governmental Entities”) effective on April 2, 2022 (“Settlement”). Under the Settlement, the Distributors will pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and would be payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Distributors do not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Consent judgments have been entered in all participating states and territories, and approximately 2,000 cases have been dismissed pursuant to the Settlement.
Three eligible states, Alabama, Washington, and Oklahoma did not join the Settlement, but they have all now reached agreements with the Company. With respect to the claims of the Alabama attorney general, the Company has negotiated an agreement under which the Company will pay $141 million in ten equal annual installments and an additional approximately $33 million in attorney fees and costs to resolve the opioid-related claims of the state of Alabama and its subdivisions. On May 3, 2022, the Distributors announced an agreement with the attorney general of Washington to settle the claims of the state of Washington and its subdivisions. Under that agreement, Washington and its subdivisions would be paid up to $518 million over 18 years, of which the Company’s portion would be 38.1% (or approximately $197 million), consistent with Washington’s allocation under the comprehensive framework, as well as certain additional attorneys’ fees and costs. On June 27, 2022, an agreement was announced between the Distributors and the attorney general of Oklahoma to settle claims of the state of Oklahoma and its subdivisions. Under that agreement, Oklahoma and its subdivisions will be paid up to approximately $308 million over 18 years, of which the Company’s portion would be 38.1% (or approximately $117 million), consistent with Oklahoma’s allocation under the comprehensive framework. The Company’s loss contingency accruals for these three states and their subdivisions reflect the amounts of these agreements.
The Company previously settled with the state of West Virginia, and West Virginia and its subdivisions were not eligible to participate in the comprehensive Settlement. Trial in the case of Cabell County and the City of Huntington occurred in the U.S. District Court for the Southern District of West Virginia and concluded on July 28, 2021. On July 4, 2022, the court entered judgment in defendants’ favor. On August 2, 2022, the plaintiffs filed an appeal. The claims of certain other West Virginia subdivisions were pending in the federal Multi-district Litigation and before the state Mass Litigation Panel. On July 5, 2022, the Mass Litigation Panel entered an order noting an agreement in principle between a group of plaintiffs’ attorneys representing the municipalities and the Distributors. Under the settlement agreement with the participating West Virginia municipalities, the Distributors will pay $400 million over approximately 11 years, with the Company responsible for 38.1% of the total amount (or approximately $152 million). All participating litigating subdivisions have dismissed their claims against the Company. The agreement does not include school districts or the claims of Cabell County and the City of Huntington. The Company’s loss contingency accruals for the West Virginia subdivisions are reflected in the estimated liability for the opioid-related claims as of September 30, 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
With respect to the claims of Native American tribes, on September 28, 2021, the Company announced that the Distributors reached an agreement with the Cherokee Nation to pay approximately $75 million over 6.5 years to resolve opioid-related claims, of which the Company’s portion would be 38.1% (or, approximately $29 million). The Company has also negotiated an agreement to resolve opioid-related claims brought by Native American tribes. Under that agreement, which was executed on October 26, 2022, the Distributors will pay the Native American tribes, other than the Cherokee Nation, approximately $440 million over 6 years, of which the Company’s portion would be 38.1% (or, approximately $167 million). The agreement achieves broad resolution of opioid-related claims brought against the Distributors by federally recognized Native American tribes. Under these agreements, a minimum of 85% of the settlement payments must be used by the Native American tribes to remediate the opioid epidemic. The Company’s loss-contingency accruals for the Native American tribes reflect these amounts and are reflected in the estimated liability for the opioid-related claims as of September 30, 2022.
Although the Settlement terminated the substantial majority of opioid-related suits by governmental entities pending against the Company, a small number of subdivisions have opted not to participate in the settlements described above. The Company continues to prepare for trial in these pending matters and believes that it has valid defenses to the claims pending against it, and it intends to vigorously defend against all such claims if acceptable settlement terms are not achieved. The Company’s loss contingency accruals for these subdivisions are reflected in the estimated liability for the opioid-related claims consistent with what would be allocated under the framework of the settlement.
In the three and six months ended September 30, 2022, the Company paid $535 million and $910 million, respectively, associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and the Cherokee Nation.
The Company’s estimated accrued liability for the opioid-related claims of governmental entities is as follows:

(In millions)	September 30, 2022	March 31, 2022
Current litigation liabilities (1)	$703	$1,046
Long-term litigation liabilities	6,644	7,220
Total litigation liabilities	$7,347	$8,266
(1)These amounts as of September 30, 2022 and March 31, 2022, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the six months ended September 30, 2022, the Company paid $45 million into, and released $406 million from, escrow consistent with the terms of the opioid settlement agreements. The remaining escrow amounts, totaling $35 million, were presented as restricted cash within “Prepaid expenses and other” in our Condensed Consolidated Balance Sheet as of September 30, 2022. The Settlement created a binding obligation to release the funds from escrow upon entry of consent judgments and establishment of a settlement administrator.
Although the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private entities generally, are not included in the Settlement or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. One such case was brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court. These plaintiffs seek to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc. et al., CE19-00472. Although trial began in this case on July 18, 2022, the court declared a mistrial on July 22, 2022; a new trial has been set for January 23, 2023. The Company has not concluded a loss is probable in any of these matters; nor is any possible loss or range of loss reasonably estimable.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
II. Other Litigation and Claims
On December 12, 2018, the Company received a purported class action complaint in the United States District Court for the Northern District of California, alleging that McKesson and two of its former officers, CEO John Hammergren and CFO James Beer, violated the Securities Exchange Act of 1934 by reporting profits and revenues from 2013 until early 2017 that were false and misleading, due to an alleged undisclosed conspiracy to fix the prices of generic drugs. Evanston Police Pension Fund v. McKesson Corporation, No. 3:18-06525. The complaint seeks relief including damages, attorney fees, and costs in unspecified amounts. On February 8, 2019, the court appointed the Pension Trust Fund for Operating Engineers as the lead plaintiff. On April 10, 2019, the lead plaintiff filed an amended complaint that added insider trading allegations against defendant Hammergren. On April 8, 2021, the court granted plaintiff’s motion for class certification. On October 21, 2021, the court granted defendants’ motion for partial summary judgment and shortened the class period. On December 29, 2021, plaintiff filed an amended complaint, which defendants have moved to dismiss. In October 2022, the parties reached an agreement in principle to settle this class action lawsuit for an amount covered in full by the Company’s insurance policy. The settlement is subject to, among other things, approval by the court. This settlement does not include any admission of liability, and defendants expressly deny wrongdoing. Accordingly, the Company’s estimated probable loss, entirely offset by probable loss recovery from the Company’s insurers, is $141 million, both of which have been recognized in the Condensed Consolidated Balance Sheet as of September 30, 2022 within “Other accrued liabilities” and “Prepaid expenses and other.”
On December 9, 2019, the United States District Court for the Eastern District of New York ordered the unsealing of a complaint filed by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities, against US Oncology, Inc. alleging that from 2001 through 2010 the Company repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 19-cv-05125. The United States and the named states declined to intervene in the case. On July 21, 2022, US Oncology, Inc.’s motion to dismiss was granted without prejudice. Relator filed an amended complaint on August 19, 2022. The related case against other Company defendants remains pending, United States ex rel. Omni Healthcare Inc. v. McKesson Corporation, et al., 12-CV-06440 (NG).
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
IV. Antitrust Settlements
In October 2022, the Company received proceeds of $129 million related to its share of an antitrust settlement. A lawsuit was filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company was not a named party to the litigation but was a member of the class of those who purchased directly from the pharmaceutical manufacturer. The Company will recognize a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the third quarter of fiscal 2023 related to the settlement.
13.    Stockholders' Equity (Deficit)
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to participate equally in any dividends declared by the Company’s Board of Directors (the “Board”).
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
In May 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 3.1 million shares at an average price per share of $321.05. The Company received 2.6 million shares as the initial share settlement, and in August 2022, the Company received an additional 0.5 million shares upon the completion of this ASR program.
In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. The Company received 4.8 million shares as the initial share settlement during the fourth quarter of fiscal 2022, and in May 2022, the Company received an additional 0.3 million shares upon the completion of this ASR program.
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
During the three and six months ended September 30, 2022, the Company repurchased 1.5 million of the Company’s shares of common stock for $524 million through open market transactions at an average price per share of $355.75, of which $40 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September 2022 and settled in early October 2022. During the three and six months ended September 30, 2021, the Company repurchased 1.4 million of the Company’s shares of common stock for $280 million through open market transactions at an average price per share of $203.20, of which $16 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for the period ended September 30, 2021 for share repurchases that were executed in late September 2021 and settled in early October 2021.
In July 2022, the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2022 was $5.8 billion.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three and six months ended September 30, 2022 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(997)	$38		$45	$(34)	$(948)
Other comprehensive income (loss) before reclassifications	(280)	71	⁽²⁾	18	2	(189)
Amounts reclassified to earnings and other	17	—		—	—	17
Other comprehensive income (loss)	(263)	71		18	2	(172)
Less: amounts attributable to noncontrolling interests	(6)	—		—	—	(6)
Other comprehensive income (loss) attributable to McKesson	(257)	71		18	2	(166)
Balance at September 30, 2022	$(1,254)	$109		$63	$(32)	$(1,114)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2022 include gains of $75 million related to net investment hedges from Euro-denominated notes and gains of $21 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $25 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(1,504)	$10		$27	$(67)	$(1,534)
Other comprehensive income (loss) before reclassifications	(456)	116	⁽²⁾	36	14	(290)
Amounts reclassified to earnings and other (3)	747	(17)		—	24	754
Other comprehensive income	291	99		36	38	464
Less: amounts attributable to noncontrolling interests	41	—		—	3	44
Other comprehensive income attributable to McKesson	250	99		36	35	420
Balance at September 30, 2022	$(1,254)	$109		$63	$(32)	$(1,114)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(2)Amounts recorded for the six months ended September 30, 2022 include gains of $139 million related to net investment hedges from Euro-denominated notes and gains of $33 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $56 million.
(3)Primarily includes adjustments for amounts related to the sale of the U.K. disposal group in April 2022, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests and redeemable noncontrolling interests, by components for the three and six months ended September 30, 2021 are as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(1,477)	$(57)		$13	$(106)	$(1,627)
Other comprehensive income (loss) before reclassifications	(81)	32	⁽²⁾	3	1	(45)
Amounts reclassified to earnings and other	1	—		5	1	7
Other comprehensive income (loss)	(80)	32		8	2	(38)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	(80)	32		8	2	(38)
Balance at September 30, 2021	$(1,557)	$(25)		$21	$(104)	$(1,665)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2021 include gains of $33 million related to net investment hedges from Euro-denominated notes and gains of $10 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $11 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(1,361)	$(36)		$13	$(96)	$(1,480)
Other comprehensive income (loss) before reclassifications	(47)	5	⁽²⁾	3	6	(33)
Amounts reclassified to earnings and other	18	—		5	(2)	21
Other comprehensive income (loss)	(29)	5		8	4	(12)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	9	(6)		—	—	3
Other comprehensive income (loss) attributable to McKesson	(38)	11		8	4	(15)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—		—	(12)	(170)
Balance at September 30, 2021	$(1,557)	$(25)		$21	$(104)	$(1,665)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the six months ended September 30, 2021 include gains of $11 million related to net investment hedges from Euro-denominated notes and gains of $5 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $5 million.
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
The RxTS segment serves McKesson’s biopharma and life sciences partners and patients to address medication challenges for patients throughout their journeys. RxTS works across healthcare to connect pharmacies, providers, payers, and biopharma companies to deliver innovative access, affordability, and adherence solutions designed to benefit stakeholders and help people get the medicine they need to live healthier lives. RxTS also offers third-party logistics and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s operations in Europe provide distribution and services to wholesale, institutional, and retail customers in nine European countries where it owns, partners, or franchises with retail pharmacies and operates through two businesses: Pharmaceutical Distribution and Retail Pharmacy. The Company’s Canadian operations deliver vital medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies. In the second quarter of fiscal 2022, the Company entered into an agreement to sell the E.U. disposal group which closed on October 31, 2022. International segment assets at September 30, 2022 were $9.6 billion, a decrease from the end of fiscal 2022 primarily due to the completed the sale of the U.K. disposal group in April 2022 and unfavorable effects of foreign currency exchange fluctuations. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2022	2021	2022	2021
Segment revenues (1)
U.S. Pharmaceutical	$60,059	$53,411	$117,006	$103,430
Prescription Technology Solutions	1,018	932	2,084	1,813
Medical-Surgical Solutions	2,843	3,124	5,435	5,652
International	6,237	9,109	12,786	18,355
Total revenues	$70,157	$66,576	$137,311	$129,250

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$896	$760	$1,592	$1,442
Prescription Technology Solutions	120	128	264	232
Medical-Surgical Solutions (4)	299	296	555	371
International (5)	(37)	(146)	(43)	(93)
Subtotal	1,278	1,038	2,368	1,952
Corporate expenses, net (6)	21	(360)	(18)	(663)
Loss on debt extinguishment (7)	—	(191)	—	(191)
Interest expense	(55)	(45)	(100)	(94)
Income from continuing operations before income taxes	$1,244	$442	$2,250	$1,004
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 37% of the RxTS segment’s total revenues, less than 3% of the Medical-Surgical Solutions segment’s total revenues, and less than 8% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•a gain of $142 million for the three and six months ended September 30, 2022 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million, which is reflected within “Other income, net” in the Company’s Condensed Consolidated Statements of Operations;
•credits related to the last-in, first-out (“LIFO”) method of accounting for inventories of $23 million for each of the three months ended September 30, 2022 and 2021, and $36 million and $46 million for the six months ended September 30, 2022 and 2021, respectively; and
•cash receipts for the Company’s share of antitrust legal settlements of $34 million and $46 million for the three and six months ended September 30, 2021, respectively.
(4)The Company’s Medical-Surgical Solutions segment’s operating profit for the six months ended September 30, 2021 includes $164 million of inventory charges on certain personal protective equipment and other related products.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(5)The Company’s International segment’s operating loss includes the following:
•charges of $143 million and $237 million for the three and six months ended September 30, 2022, respectively, and charges of $342 million for the three and six months ended September 30, 2021, to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell and, in fiscal 2022, to impair certain assets, including internal-use software that will not be utilized in the future, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;” and
•a gain of $59 million for the three and six months ended September 30, 2021 related to the sale of the Company’s Canadian health benefit claims management and plan administrative services business.
(6)Corporate expenses, net includes the following:
•gains of $166 million and $272 million for the three and six months ended September 30, 2022, respectively, and charges of $149 million for the three and six months ended September 30, 2021, primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•charges of $112 million and $186 million for the three and six months ended September 30, 2021, respectively, related to the Company’s estimated liability for opioid-related claims, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities;”
•charges of $9 million and $36 million for the three months ended September 30, 2022 and 2021, respectively, and charges of $28 million and $71 million for the six months ended September 30, 2022 and 2021, respectively, of opioid-related costs, primarily litigation expenses;
•restructuring charges of $19 million and $81 million for the three and six months ended September 30, 2021, respectively, primarily due to the transition to a partial remote work model for certain employees; and
•net gains (losses) of $(3) million and $97 million for three months ended September 30, 2022 and 2021, respectively, and $(25) million and $104 million for the six months ended September 30, 2022 and 2021, respectively, associated with certain of the Company’s equity investments.
(7)Loss on debt extinguishment for the three and six months ended September 30, 2021 consists of a charge of $191 million related to the Company’s July 2021 tender offer to redeem a portion of its existing debt, as discussed in more detail in Financial Note 8, “Debt and Financing Activities.”

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us,” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Quarterly Report”) and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 previously filed with the Securities and Exchange Commission on May 9, 2022 (“2022 Annual Report”).
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
We report our financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes.

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
•Prescription Technology Solutions is a reportable segment that combines automation and our ability to navigate the healthcare ecosystem to connect pharmacies, providers, payers, and biopharma companies to address patients’ medication access, affordability, and adherence challenges to help people get the medicine they need to live healthier lives.
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the United States (“U.S.”).
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. During fiscal 2022, we entered into agreements to sell certain of our businesses in the European Union (“E.U.”) and our retail and distribution businesses in the United Kingdom (“U.K.”), as well as completed the sale of our Austrian business. In April 2022, we completed the sale of our retail and distribution businesses in the U.K. These divestitures are further described in the “European Divestiture Activities” section below.
European Divestiture Activities
On July 5, 2021, we entered into an agreement to sell certain of our businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group for a purchase price of €1.2 billion (or, approximately $1.2 billion) adjusted for certain items, including cash, net debt and working capital adjustments, and reduced by the value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) at the transaction closing date. For the three and six months ended September 30, 2022, we recorded net gains of $23 million and $35 million, respectively, and for the three and six months ended September 30, 2021, we recorded charges of $491 million in total operating expenses to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell. The fiscal 2022 charges also included impairments of certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole, and a $226 million loss related to the accumulated other comprehensive income balances associated with our E.U. disposal group. The transaction closed on October 31, 2022 and we received net cash proceeds of $892 million after the adjustments listed above.
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
As of September 30, 2022, we had $2.8 billion of assets and $2.0 billion of liabilities classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet related to our E.U. disposal group described above. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and six months ended September 30, 2022.
•On November 1, 2022, we completed our acquisition of Rx Savings Solutions, LLC (“RxSS”) to expand on connecting biopharma and payer services to patients. RxSS is a prescription price transparency and benefit insight company that offers affordability and adherence solutions to health plans and employers. Transaction consideration included a payment of approximately $600 million made upon closing and a maximum of $275 million of contingent consideration based on RxSS’ financial performance through calendar year 2025. The financial results of RxSS will be reported within our RxTS segment as of the acquisition date in the third quarter of fiscal 2023;
•On October 31, 2022, we completed a transaction with HCA Healthcare, Inc. (“HCA”) to form an oncology research business, combining McKesson’s U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”), to advance cancer care and increase access to oncology clinical research. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA. The financial results of the combined business, in which we have a 51% controlling financial interest, will be reported within our U.S. Pharmaceutical segment as of the acquisition date in the third quarter of fiscal 2023. Separately, on October 31, 2022, we acquired Genospace, SCRI’s personalized medicine platform. Genospace is a leading innovator in precision medicine and clinical trial matching and will enhance McKesson’s oncology data and analytics capabilities;
•On October 31, 2022, we completed the sale of our E.U. disposal group and received net cash proceeds of $892 million, as discussed in further detail in the “European Divestitures Activities” section above;
•In July 2022, we exited one of our investments in equity securities within our U.S. Pharmaceutical segment for proceeds of $179 million and recognized a gain of $142 million within other income, net during the second quarter of fiscal 2023;
•McKesson continues to play a leading role in the fight against the pandemic disease caused by the SARS-CoV-2 coronavirus (“COVID-19”). For a more in-depth discussion of how COVID-19 impacted our business, operations, financial results, and outlook, refer to the COVID-19 section of "Trends and Uncertainties" included below;
•For the three months ended September 30, 2022 compared to the prior year, revenues increased by 5%, gross profit decreased by 8%, total operating expenses decreased by 30%, and other income, net increased by 26%. For the six months ended September 30, 2022 compared to the prior year, revenues increased by 6%, gross profit decreased by 4%, total operating expenses decreased by 25%, and other income, net increased by 4%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation increased 278% to $6.46 and 143% to $11.71 for the three and six months ended September 30, 2022 compared to the prior year, respectively, primarily driven by year over year favorability from fair value remeasurements of our E.U. disposal group since it was classified as held for sale in July 2022 and a lower share count due to the cumulative effect of share repurchases; and
•We returned $1.6 billion of cash to shareholders during the six months ended September 30, 2022 through $1.5 billion of common stock repurchases both under an accelerated share repurchase (“ASR”) program completed in August 2022 as well as through open market transactions and $139 million of dividend payments. In July 2022, our Board of Directors (the “Board”) approved an increase of $4.0 billion in the authorization for repurchases of McKesson’s common stock and raised our quarterly dividend from $0.47 to $0.54 per common share. The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2022 was $5.8 billion.
Trends and Uncertainties:
Legislative Developments
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IR Act”). Among other provisions, the IR Act includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. Based on our preliminary assessment, we do not currently expect the IR Act to have a material impact on our results of operations, financial position, or cash flows in the foreseeable future; however, we will continue to evaluate the full impact of these legislative changes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The Impact of Inflationary and Global Events
Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, increased competition for talent, and disruption of the supply chain, as well as by political or civil unrest or military action, including indirect results such as commodity price increases from the conflict between Russia and Ukraine (“Russo-Ukrainian War”). Cost inflation generally affects us by increasing transportation, operational, and other administrative costs associated with our business operations which we might not be able to fully pass along to our customers. Although it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material impact on our results of operations, financial condition, or liquidity for the three and six months ended September 30, 2022.
COVID-19
COVID-19 has continued to evolve since it was declared a global pandemic by the World Health Organization on March 11, 2020. We continue to evaluate the nature and extent of the ongoing impacts of COVID-19 on our business, operations, and financial results. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2022 Annual Report for additional disclosure of trends and uncertainties due to COVID-19. The disclosures below include significant updates that occurred during the first half of fiscal 2023 and the financial impacts compared to fiscal 2022.
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
Trends in our Business
We observed stability in prescription volumes within our U.S. Pharmaceutical segment and patient visits in our primary care business within our Medical-Surgical Solutions segment during the three and six months ended September 30, 2022 compared to the same prior year periods. The contributions from COVID-19 tests and our vaccine and related kitting distribution programs have decreased year over year primarily driven by lower demand.
Impacts to our Supply Chain
We continue to monitor and address the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we proactively work with manufacturers, industry partners, and government agencies to meet the needs of our customers. During the first half of fiscal 2023, we had an increase in supply chain costs primarily related to transportation and labor; however, this did not materially impact our results of operations for the three and six months ended September 30, 2022. As potential shortages or disruptions of any products are identified, we address supply continuity which includes securing additional products when available, sourcing back-up products when needed, and following allocation procedures to maintain and protect supply as much as possible. We utilize business continuity action planning to maintain and protect operations across all locations and facilities.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Impact to our Results of Operations, Financial Condition, and Liquidity
For the three months ended September 30, 2022, COVID-19 tests and the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $227 million and $65 million to segment revenues and segment operating profit, respectively, and for the three months ended September 30, 2021, contributed approximately $545 million and $93 million to segment revenues and segment operating profit, respectively. For the six months ended September 30, 2022, the contribution was approximately $428 million and $114 million to segment revenues and segment operating profit, respectively, and for the six months ended September 30, 2021, the contribution was approximately $868 million to segment revenues and including total inventory charges that are further described below, increased our segment operating profit by approximately 1%.
The distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment decreased during the second quarter and first half of fiscal 2023 when compared to the same prior year periods. The contribution was less than 10% to segment operating profit for each of the three and six months ended September 30, 2022 and 2021. The financial impact from our COVID-19 response efforts in the International segment during the three and six months ended September 30, 2022 and 2021 was not material to our consolidated or segment operating results.
Additionally, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment during the six months ended September 30, 2021. We have taken measures to mitigate risks for market price volatility and changes to anticipated customer demand that may require additional write-downs in future periods of other PPE and related product categories.
Excluding the prior year inventory charges on certain PPE and other related products for the six months ended September 31, 2021 mentioned above, these COVID-19 related items had a net unfavorable impact on consolidated income from continuing operations before income taxes for the three and six months ended September 30, 2022 compared to the same prior year periods, primarily driven by lower demand for COVID-19 tests as well as COVID-19 vaccines and related ancillary supply kits.
During the three and six months ended September 30, 2022 and 2021, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic.
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
The Company and two other national pharmaceutical distributors (collectively “Distributors”) settled with 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, “Settling Governmental Entities”) effective on April 2, 2022 (“Settlement”). Under the Settlement, the Distributors will pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. Consent judgments have been entered in all participating states and territories, and approximately 2,000 cases have been dismissed pursuant to the Settlement. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and is payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Settlement provides that the Distributors do not admit liability or wrongdoing and do not waive any defenses.
The Settlement only addresses the claims of attorneys general of U.S. states and territories and political subdivisions in participating states and territories. Governmental entities not participating in the Settlement may continue to pursue their claims. The states of Alabama, Oklahoma and Washington chose not to participate in the Settlement, but, since the announcement of the Settlement, we have reached separate agreements with the attorneys general of these states to settle the claims of the states and their subdivisions. The Distributors previously settled with the Cherokee Nation and reached an agreement to settle the claims of federally recognized Native American Tribes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Our total estimated liability for opioid-related claims was $7.3 billion as of September 30, 2022, of which $703 million was included in “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended September 30,				Six Months Ended September 30,
	2022	2021	Change		2022	2021	Change
Revenues	$70,157	$66,576	5%		$137,311	$129,250	6%
Gross profit	3,095	3,352	(8)		6,118	6,384	(4)
Gross profit margin	4.41%	5.03%	(62)	bp	4.46%	4.94%	(48)	bp
Total operating expenses	$(1,971)	$(2,813)	(30)%		$(3,958)	$(5,277)	(25)%
Total operating expenses as a percentage of revenues	2.81%	4.23%	(142)	bp	2.88%	4.08%	(120)	bp
Other income, net	$175	$139	26%		$190	$182	4%
Loss on debt extinguishment	—	(191)	(100)		—	(191)	(100)
Interest expense	(55)	(45)	22		(100)	(94)	6
Income from continuing operations before income taxes	1,244	442	181		2,250	1,004	124
Income tax expense	(271)	(132)	105		(470)	(158)	197
Reported income tax rate	(21.8)%	(29.9)%	810	bp	(20.9)%	(15.7)%	(520)	bp
Income from continuing operations	$973	$310	214%		$1,780	$846	110%
Loss from discontinued operations, net of tax	(6)	—	—		(4)	(3)	33
Net income	967	310	212		1,776	843	111
Net income attributable to noncontrolling interests	(41)	(43)	(5)		(82)	(90)	(9)
Net income attributable to McKesson Corporation	$926	$267	247%		$1,694	$753	125%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$6.46	$1.71	278%		$11.71	$4.82	143%
Discontinued operations	(0.04)	—	—		(0.03)	(0.02)	50
Total	$6.42	$1.71	275%		$11.68	$4.80	143%

Weighted-average diluted common shares outstanding	144.1	155.8	(8)%		145.0	156.9	(8)%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three and six months ended September 30, 2022 compared to the same prior year periods primarily due to market growth in our U.S. Pharmaceutical segment. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was partially offset by lower revenues in our International segment driven by the completed divestiture of our U.K. disposal group in April 2022 and unfavorable effects of foreign currency exchange fluctuations.
Gross Profit
Gross profit decreased for the three and six months ended September 30, 2022 compared to the same prior year periods primarily in our International segment driven by the completed divestiture of our U.K. disposal group in April 2022 and unfavorable effects of foreign currency exchange fluctuations. For the six months ended September 30, 2022, this was partially offset by an increase in gross profit in our Medical-Surgical Solutions segment due to prior year inventory charges on certain PPE and other related products and favorability in our primary care business. Gross profit for the six months ended September 30, 2022 was also favorably impacted by growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment as well as increased volume with new and existing customers in our RxTS segment.
Last-in, first-out (“LIFO”) inventory credits were $23 million for each of the three months ended September 30, 2022 and 2021, and $36 million and $46 million for the six months ended September 30, 2022 and 2021, respectively. LIFO credits were lower in the first half of fiscal 2023 compared to the same prior year period primarily due to higher expected brand inflation. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO credit is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
In October 2022, we received proceeds of $129 million related to our share of an antitrust settlement. A lawsuit was filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. We were not a named party to the litigation but were a member of the class of those who purchased directly from the pharmaceutical manufacturer. We will recognize a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the third quarter of fiscal 2023 related to the settlement within our U.S. Pharmaceutical segment.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and six months ended September 30, 2022 and 2021 is as follows:
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2022	2021	Change		2022	2021	Change
Selling, distribution, general, and administrative expenses	$1,950	$2,669	(27)%		$3,909	$4,901	(20)%
Claims and litigation charges, net	(9)	112	108		(4)	186	102
Restructuring, impairment, and related charges, net	30	32	(6)		53	190	(72)
Total operating expenses	$1,971	$2,813	(30)%		$3,958	$5,277	(25)%
Percent of revenues	2.81%	4.23%	(142)	bp	2.88%	4.08%	(120)	bp
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three and six months ended September 30, 2022, total operating expenses and total operating expenses as a percentage of revenues decreased compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and six months ended September 30, 2022 reflects lower operating expenses due to the completed divestiture of our U.K. disposal group in April 2022;
•SDG&A for the three and six months ended September 30, 2022 includes gains of $23 million and $35 million, respectively, and for the three and six months ended September 30, 2021 includes charges of $491 million to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell. The fiscal 2022 charges also includes impairments of individual assets, such as certain internal-use software that will not be utilized in the future. The fiscal 2022 remeasurement adjustment includes a $226 million loss related to the accumulated other comprehensive income balances associated with our E.U. disposal group;
•SDG&A for the for the three and six months ended September 30, 2021 includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business;
•SDG&A for the three months ended September 30, 2022 and 2021 includes charges of $9 million and $36 million, respectively, and for the six months ended September 30, 2022 and 2021 includes charges of $28 million and $71 million, respectively, of opioid-related costs, primarily litigation expenses;
•Claims and litigation charges, net for fiscal 2023 was not material and for the three and six months ended September 30, 2021 includes $112 million related to our estimated liability for opioid-related claims of government entities, including Native American tribes. Claims and litigation charges, net for the six months ended September 30, 2021 also includes a charge of $27 million related to an agreement to settle opioid-related claims with the State of New York and its participating subdivisions, including Nassau and Suffolk Counties, and a charge of $47 million related to our estimated liability for a comprehensive proposed agreement to settle opioid-related claims of participating states, their political subdivisions, and other governmental entities. Refer to the Opioid-Related Litigation and Claims section of "Trends and Uncertainties" for further discussion;
•Restructuring, impairment, and related charges, net for fiscal 2023 was not material and for the three and six months ended September 30, 2021 includes charges of $15 million and $110 million, respectively, related to our transition to a partial remote work model approved during the first quarter of fiscal 2022 as further described below; and
•Total operating expenses were favorably impacted by foreign currency exchange fluctuations for the three and six months ended September 30, 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
The annual impairment testing performed in fiscal 2023 and fiscal 2022 did not indicate any impairment of goodwill and no goodwill impairment charges were recorded during the three and six months ended September 30, 2022 and 2021. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
Restructuring Initiatives and Long-Lived Asset Impairments
During the first quarter of fiscal 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of our office space in North America. Where we ceased using office space, we exited the portion of the facility no longer used. We also retained and repurposed certain other office locations. We recorded charges of $15 million and $110 million for the three and six months ended September 30, 2021, respectively, primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in fiscal 2022 and remaining costs we recorded and expect to record under this initiative are not material.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net increased for the three and six months ended September 30, 2022 compared to the same prior year periods primarily due to a gain of $142 million recognized in July 2022 related to the exit of one of our investments in equity securities held within our U.S. Pharmaceutical segment.
This was partially offset by prior year net gains from our equity investments held within Corporate of $97 million and $104 million recognized for the three and six months ended September 30, 2021, respectively, compared to net losses of $3 million and $25 million recognized for the three and six months ended September 30, 2022, respectively.
We are a party to a certain tax receivable agreement (“TRA”) entered into as part of the formation of the joint venture with Change Healthcare Inc. (“Change”), from which McKesson has since exited. The TRA generally requires Change to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the amortization allocated to Change by the joint venture. In October 2022, Change exercised its right pursuant to the TRA to terminate the agreement. We received $126 million in the third quarter of fiscal 2023 due to early termination of the TRA, which will result in a gain within “Other income, net” in the Condensed Consolidated Statements of Operations within Corporate.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Interest Expense
Interest expense increased for the three and six months ended September 30, 2022 compared to the same prior year periods, which includes unfavorable impacts from changes in our derivative portfolio as a result of our European divestiture activities. This was partially offset by a decrease in interest expense driven by lower existing debt due to our tender offer in late July 2021. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
For the three months ended September 30, 2022 and 2021, we recorded an income tax expense of $271 million and $132 million, respectively. For the six months ended September 30, 2022 and 2021, we recorded income tax expense of $470 million and $158 million, respectively. Our reported income tax rates were 21.8% and 29.9% for the three months ended September 30, 2022 and 2021, respectively, and 20.9% and 15.7% for the six months ended September 30, 2022 and 2021, respectively. Fluctuations in our reported income tax rates are primarily due to non-cash charges related to remeasuring the value of our E.U. disposal group held for sale, changes in our business mix of earnings between various taxing jurisdictions, and discrete tax benefits recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended September 30, 2022 and 2021 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson was obligated to pay to the noncontrolling shareholders of McKesson Europe under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”). Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable and noncontrolling interests that occurred during the first quarter of fiscal 2022.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $926 million and $267 million for the three months ended September 30, 2022 and 2021, respectively, and $1.7 billion and $753 million for the six months ended September 30, 2022 and 2021, respectively. Diluted earnings per common share attributable to McKesson Corporation was $6.42 and $1.71 for the three months ended September 30, 2022 and 2021, respectively, and $11.68 and $4.80 for the six months ended September 30, 2022 and 2021, respectively.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share were calculated based on a weighted-average number of shares outstanding of 144.1 million and 155.8 million for the three months ended September 30, 2022 and 2021, respectively, and 145.0 million and 156.9 million for the six months ended September 30, 2022 and 2021, respectively. Weighted-average diluted shares outstanding for the three and six months ended September 30, 2022 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Segment revenues
U.S. Pharmaceutical	$60,059	$53,411	12%	$117,006	$103,430	13%
Prescription Technology Solutions	1,018	932	9	2,084	1,813	15
Medical-Surgical Solutions	2,843	3,124	(9)	5,435	5,652	(4)
International	6,237	9,109	(32)	12,786	18,355	(30)
Total revenues	$70,157	$66,576	5%	$137,311	$129,250	6%
U.S. Pharmaceutical
Three Months Ended September 30, 2022 vs. 2021
U.S. Pharmaceutical revenues for the three months ended September 30, 2022 increased $6.6 billion or 12% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $6.4 billion and sales to specialty practices and other, which reflects the results for the distribution of COVID-19 vaccines, increased $235 million. Overall, these increases were primarily due to market growth, including growth in specialty pharmaceuticals driven by higher volumes from retail national account customers, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions.
Six Months Ended September 30, 2022 vs. 2021
U.S. Pharmaceutical revenues for the six months ended September 30, 2022 increased $13.6 billion or 13% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $13.0 billion and sales to specialty practices and other, which reflects the results for the distribution of COVID-19 vaccines, increased $550 million. Overall, these increases were primarily due to market growth, including growth in specialty pharmaceuticals driven by higher volumes from retail national account customers, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended September 30, 2022 vs. 2021
RxTS revenues for the three months ended September 30, 2022 increased $86 million or 9% compared to the same prior year period due to increased volumes with new and existing customers primarily in our third-party logistics and wholesale distribution services as well as higher technology service revenues.
Six Months Ended September 30, 2022 vs. 2021
RxTS revenues for the six months ended September 30, 2022 increased $271 million or 15% compared to the same prior year period due to increased volumes with new and existing customers primarily in our third-party logistics and wholesale distribution services as well as higher technology service revenues.
Medical-Surgical Solutions
Three Months Ended September 30, 2022 vs. 2021
Medical-Surgical Solutions revenues for the three months ended September 30, 2022 decreased $281 million or 9% compared to the same prior year period. Within the segment, sales to primary care and extended care customers decreased $227 million and $8 million, respectively. The decrease in our primary care business was driven by lower sales of COVID-19 tests, partially offset by underlying core business growth. Other sales declined $46 million driven by lower contribution from the kitting and distribution of ancillary supply kits used to administer COVID-19 vaccines.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2022 vs. 2021
Medical-Surgical Solutions revenues for the six months ended September 30, 2022 decreased $217 million or 4% compared to the same prior year period. Within the segment, sales to primary care customers decreased $140 million and sales to extended care customers increased $2 million. The decrease in our primary care business was driven by lower sales of COVID-19 tests, partially offset by underlying core business growth. Other sales declined $79 million driven by lower contribution from the kitting and distribution of ancillary supply kits used to administer COVID-19 vaccines.
International
Three Months Ended September 30, 2022 vs. 2021
International revenues for the three months ended September 30, 2022 decreased $2.9 billion or 32% compared to the same prior year period. Within the segment, foreign currency exchange fluctuations were unfavorable by $633 million and sales in Europe declined by $2.5 billion, partially offset by increased sales in Canada of $231 million. Excluding the unfavorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 25% largely due to the completed divestitures of our U.K. disposal group in April 2022 and Austrian business in January 2022.
Six Months Ended September 30, 2022 vs. 2021
International revenues for the six months ended September 30, 2022 decreased $5.6 billion or 30% compared to the same prior year period. Within the segment, foreign currency exchange fluctuations were unfavorable by $1.2 billion and sales in Europe declined by $4.8 billion, partially offset by increased sales in Canada of $400 million. Excluding the unfavorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 24% largely due to the completed divestitures of our U.K. disposal group in April 2022 and Austrian business in January 2022.
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2022	2021	Change		2022	2021	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$896	$760	18%		$1,592	$1,442	10%
Prescription Technology Solutions	120	128	(6)		264	232	14
Medical-Surgical Solutions (3)	299	296	1		555	371	50
International (4)	(37)	(146)	(75)		(43)	(93)	(54)
Subtotal	1,278	1,038	23		2,368	1,952	21
Corporate expenses, net (5)	21	(360)	106		(18)	(663)	(97)
Loss on debt extinguishment (6)	—	(191)	(100)		—	(191)	(100)
Interest expense	(55)	(45)	22		(100)	(94)	6
Income from continuing operations before income taxes	$1,244	$442	181%		$2,250	$1,004	124%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.49%	1.42%	7	bp	1.36%	1.39%	(3) bp
Prescription Technology Solutions	11.79	13.73	(194)		12.67	12.80	(13)
Medical-Surgical Solutions	10.52	9.48	104		10.21	6.56	365
International	(0.59)	(1.60)	101		(0.34)	(0.51)	17
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•a gain of $142 million related to the exit of one of our investments in equity securities in July 2022 for the three and six months ended September 30, 2022; and
•cash receipts for our share of antitrust legal settlements of $34 million and $46 million for the three and six months ended September 30, 2021, respectively.
(3)Operating profit for our Medical-Surgical Solutions segment for the six months ended September 30, 2021 includes $164 million of inventory charges on certain PPE and other related products.
(4)Operating loss for our International segment includes the following:
•charges of $143 million and $237 million for the three and six months ended September 30, 2022, respectively, and charges of $342 million for the three and six months ended September 30, 2021, to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell and, in fiscal 2022, to impair certain assets, including internal-use software that will not be utilized in the future; and
•a gain of $59 million for the three and six months ended September 30, 2021 related to the sale of our Canadian health benefit claims management and plan administrative services business.
(5)Corporate expenses, net includes the following:
•gains of $166 million and $272 million for the three and six months ended September 30, 2022, respectively, and charges of $149 million for the three and six months ended September 30, 2021, primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group;
•charges of $112 million and $186 million for the three and six months ended September 30, 2021, respectively, related to our estimated liability for opioid-related claims;
•charges of $9 million and $36 million for the three months ended September 30, 2022 and 2021, respectively, and charges of $28 million and $71 million for the six months ended September 30, 2022 and 2021, respectively, of opioid-related costs, primarily litigation expenses;
•restructuring charges of $19 million and $81 million for the three and six months ended September 30, 2021, respectively, primarily due to the transition to a partial remote work model for certain employees; and
•net gains (losses) of $(3) million and $97 million for three months ended September 30, 2022 and 2021, respectively, and $(25) million and $104 million for the six months ended September 30, 2022 and 2021, respectively, associated with certain of our equity investments.
(6)Loss on debt extinguishment for the three and six months ended September 30, 2021 consists of a charge of $191 million related to our July 2021 tender offer to redeem a portion of our existing debt.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended September 30, 2022 vs. 2021
Operating profit for this segment increased for the three months ended September 30, 2022 compared to the same prior year period primarily due to a gain recognized from the exit of one of our investments in equity securities in July 2022 and growth in specialty pharmaceuticals, partially offset by net cash proceeds received in the prior year representing our share of antitrust legal settlements.
Six Months Ended September 30, 2022 vs. 2021
Operating profit for this segment increased for the six months ended September 30, 2022 compared to the same prior year period primarily due to a gain recognized from the exit of one of our investments in equity securities in July 2022 and growth in specialty pharmaceuticals. This was partially offset by net cash proceeds received in the prior year representing our share of antitrust legal settlements and a decrease in the contribution from our COVID-19 vaccine distribution program.
Prescription Technology Solutions
Three Months Ended September 30, 2022 vs. 2021
Operating profit for this segment decreased for the three months ended September 30, 2022 compared to the same prior year period primarily due to higher operating expenses related to annual support of customer programs.
Six Months Ended September 30, 2022 vs. 2021
Operating profit for this segment increased for the six months ended September 30, 2022 compared to the same prior year period primarily driven by increased volumes with new and existing customers due to growth in our access, affordability, and adherence solutions.
Medical-Surgical Solutions
Three Months Ended September 30, 2022 vs. 2021
Operating profit for this segment was flat for the three months ended September 30, 2022 compared to the same prior year period. Operating profit increased due to favorability in our core primary care business, which was offset by lower sales of COVID-19 tests.
Six Months Ended September 30, 2022 vs. 2021
Operating profit for this segment increased for the six months ended September 30, 2022 compared to the same prior year period largely due to prior year inventory charges on certain PPE and other related products.
International
Three Months Ended September 30, 2022 vs. 2021
Operating loss for this segment improved for the three months ended September 30, 2022 compared to the same prior year period largely due to a decrease in fair value remeasurement charges related to our E.U. disposal group, partially offset by a gain recognized in the prior year from the sale of our Canadian health benefit claims management and plan administrative services business.
Six Months Ended September 30, 2022 vs. 2021
Operating loss for this segment improved for the six months ended September 30, 2022 compared to the same prior year period due to a decrease in fair value remeasurement charges related to our E.U. disposal group and the cessation of depreciation and amortization expenses from its assets classified as held for sale, as well as lower restructuring expenses due to optimization programs in Canada. This was partially offset by unfavorable impacts from the completed divestitures of our Austrian business and U.K. disposal group as well as a gain recognized in the prior year from the sale of our Canadian health benefit claims management and plan administrative services business.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Corporate Expenses, Net
Three Months Ended September 30, 2022 vs. 2021
Corporate expenses, net decreased for the three months ended September 30, 2022 compared to the same prior year period primarily due to year over year favorability from the fair value remeasurement of our E.U. disposal group, which includes the effect of accumulated other comprehensive loss components, and lower charges related to our estimated liability for opioid-related claims, partially offset by prior year net gains recognized from our equity investments.
Six Months Ended September 30, 2022 vs. 2021
Corporate expenses, net decreased for the six months ended September 30, 2022 compared to the same prior year period primarily due to year over year favorability from the fair value remeasurement of our E.U. disposal group, which includes the effect of accumulated other comprehensive loss components, lower charges related to our estimated liability for opioid-related claims, and prior year restructuring charges for the transition to a partial remote work model for certain employees. This was partially offset by lower net gains recognized from our equity investments.
Business Combinations
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for our disclosures on business combinations.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized with access to liquidity from our $4.0 billion revolving credit facility. At September 30, 2022, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Six Months Ended September 30,
(Dollars in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$166	$170	$(4)
Investing activities	116	(157)	273
Financing activities	(1,753)	(3,894)	2,141
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	18	6
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale (1)	470	—	470
Net change in cash, cash equivalents, and restricted cash	$(977)	$(3,863)	$2,886
(1)This change reflects a reversal of cash, cash equivalents, and restricted cash previously classified within assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information.
Operating Activities
Operating activities provided cash of $166 million and $170 million during the six months ended September 30, 2022 and 2021, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory purchases, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the six months ended September 30, 2022 were affected by net income adjusted for non-cash items and changes in receivables, drafts and accounts payables, and inventories classified as held for sale. Refer Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our European divestiture activities. Operating activities for the six months ended September 30, 2022 were affected by increases in drafts and accounts payable of $2.3 billion, receivables of $1.9 billion, and inventories of $1.5 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $915 million due to payments made during the first half of fiscal 2023 associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes.
Operating activities for the six months ended September 30, 2021 were affected by increases in drafts and accounts payable of $1.4 billion, receivables of $2.3 billion, and inventories of $1.2 billion, all primarily due to timing and higher revenues. Other non-cash items for the six months ended September 30, 2021 includes non-cash inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment.
Investing Activities
Investing activities provided cash of $116 million and used cash of $157 million during the six months ended September 30, 2022 and 2021, respectively. Investing activities for the six months ended September 30, 2022 reflects proceeds from sales of businesses and investments of $496 million, including $202 million of cash from the completed divestiture of our U.K. disposal group in April 2022 and $179 million of cash from the exit of one our investments in equity securities in July 2022. Investing activities for the six months ended September 30, 2022 and 2021 includes $222 million and $279 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities used cash of $1.8 billion and $3.9 billion during the six months ended September 30, 2022 and 2021, respectively. Financing activities for the six months ended September 30, 2022 and 2021 includes $1.5 billion and $1.3 billion of cash paid for share repurchases, respectively, as well as $139 million and $134 million of cash paid for dividends, respectively. Financing activities also includes cash receipts and repayments of $100 million and $3.0 billion for the six months ended September 30, 2022 and 2021, respectively, for short-term borrowings, primarily commercial paper. Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests.
Financing activities for the six months ended September 30, 2021 includes a payment of $1.0 billion to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. The put right option expired on June 15, 2021 as further described below. In July 2021, we completed a cash tender offer and paid an aggregate consideration of $1.1 billion to redeem certain notes with a principal amount of $922 million and also redeemed our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021 using cash on hand. This resulted in total repayments of long-term debt during the six months ended September 30, 2021 of $1.8 billion, including $184 million of cash paid for premiums and transaction fees. This was partially offset by the issuance of long-term debt in August 2021 from a public offering of 1.30% notes due August 15, 2026 for proceeds received of $498 million, which was utilized for general corporate purposes.
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
In May 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 3.1 million shares at an average price per share of $321.05. We received 2.6 million shares as the initial share settlement, and in August 2022, we received an additional 0.5 million shares upon the completion of this ASR program.
In February 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. We received 4.8 million shares as the initial share settlement in the fourth quarter of fiscal 2022, and in May 2022, we received an additional 0.3 million shares upon the completion of this ASR program.
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
During the three and six months ended September 30, 2022, we repurchased 1.5 million of the Company’s shares of common stock for $524 million through open market transactions at an average price per share of $355.75, of which $40 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September 2022 and settled in early October 2022. During the three and six months ended September 30, 2021, we repurchased 1.4 million of the Company’s shares of common stock for $280 million through open market transactions at an average price per share of $203.20, of which $16 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for the period ended September 30, 2021 for share repurchases that were executed in late September 2021 and settled in early October 2021.
In July 2022, the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2022 was $5.8 billion.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2022	March 31, 2022
Cash, cash equivalents, and restricted cash	$2,958	$3,935
Working capital	(1,909)	(2,235)
Debt to capital ratio (1)	113.2%	114.5%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity (deficit), which excludes noncontrolling interests and accumulated other comprehensive loss.
Cash equivalents, which are readily convertible to known amounts of cash, are carried at fair value. Cash equivalents are primarily invested in AAA-rated U.S. government money market funds and overnight deposits with financial institutions. Deposits with financial institutions are primarily denominated in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, Canadian dollars, and British pound sterling. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of September 30, 2022 and March 31, 2022 included approximately $921 million and $1.5 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, inventories, and net assets or liabilities classified as held for sale, net of drafts and accounts payable, current portion of long-term debt, and other accrued liabilities. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital improved at September 30, 2022 compared to March 31, 2022 primarily due to increases in receivables, inventory, and net assets classified as held for sale related to our European divestiture activities, partially offset by an increase in drafts and accounts payable and a decrease in cash and cash equivalents.
Our debt to capital ratio decreased for the six months ended September 30, 2022 due to a decrease in our foreign currency denominated notes driven by foreign currency remeasurement and an improvement in our stockholder’s deficit driven by net income for the year-to-date period, partially offset by share repurchases.
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
Redeemable Noncontrolling Interests
Our previously recognized redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). During the six months ended September 30, 2021, we paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests and as a result, we no longer have redeemable noncontrolling interests presented in our condensed consolidated balance sheets at September 30, 2022 or March 31, 2022. Our noncontrolling interest in McKesson Europe was included in the sale of our E.U. disposal group.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Additionally, we were obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount was recognized ratably during the applicable annual period. The Domination Agreement does not expire, but it may be terminated at the end of any fiscal year by giving at least six months’ advance notice.
Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional information on redeemable noncontrolling interests.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any completed and anticipated acquisitions, or future payments that may be made related to our total estimated litigation liability of $7.3 billion as of September 30, 2022 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our principal sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The ASR program discussed below was designed to comply with Rule 10b5-1(c).
Refer to Financial Note 13, “Stockholders' Equity (Deficit),” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three and six months ended September 30, 2022 and 2021.
The following table provides information on the Company’s share repurchases during the three months ended September 30, 2022:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2022 – July 31, 2022	—	$—	—	$6,278
August 1, 2022 – August 31, 2022 (2)	1.1	342.93	1.1	6,076
September 1, 2022 – September 30, 2022	0.9	351.32	0.9	5,754
Total	2.0		2.0
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)In May 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 3.1 million shares at an average price per share of $321.05. The Company received 2.6 million shares as the initial share settlement, and in August 2022, the Company received an additional 0.5 million shares upon the completion of this ASR program.

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

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

MCKESSON CORPORATION

Date:	November 1, 2022	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	November 1, 2022	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller