Form 10-Q
period 2022-12-31
MCKESSON CORP
filed 2023-02-02
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 136,939,227 shares of the issuer’s common stock were outstanding as of December 31, 2022.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues	$70,490	$68,614	$207,801	$197,864
Cost of sales	(67,316)	(65,186)	(198,509)	(188,052)
Gross profit	3,174	3,428	9,292	9,812
Selling, distribution, general, and administrative expenses	(1,903)	(3,105)	(5,812)	(8,006)
Claims and litigation charges, net	1	(7)	5	(193)
Restructuring, impairment, and related charges, net	(31)	(18)	(84)	(208)
Total operating expenses	(1,933)	(3,130)	(5,891)	(8,407)
Operating income	1,241	298	3,401	1,405
Other income, net	276	20	466	202
Loss on debt extinguishment	—	—	—	(191)
Interest expense	(69)	(41)	(169)	(135)
Income from continuing operations before income taxes	1,448	277	3,698	1,281
Income tax expense	(329)	(238)	(799)	(396)
Income from continuing operations	1,119	39	2,899	885
Income (loss) from discontinued operations, net of tax	1	—	(3)	(3)
Net income	1,120	39	2,896	882
Net income attributable to noncontrolling interests	(41)	(46)	(123)	(136)
Net income (loss) attributable to McKesson Corporation	$1,079	$(7)	$2,773	$746

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$7.65	$(0.04)	$19.32	$4.81
Discontinued operations	0.01	—	(0.02)	(0.02)
Total	$7.66	$(0.04)	$19.30	$4.79
Basic
Continuing operations	$7.70	$(0.04)	$19.48	$4.87
Discontinued operations	0.01	—	(0.02)	(0.02)
Total	$7.71	$(0.04)	$19.46	$4.85

Weighted-average common shares outstanding
Diluted	141.0	151.6	143.7	155.8
Basic	139.9	151.6	142.5	154.0

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$1,120	$39	$2,896	$882

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	252	16	642	(8)
Unrealized gains (losses) on cash flow hedges	(65)	(6)	(29)	2
Changes in retirement-related benefit plans	28	(2)	66	2
Other comprehensive income (loss), net of tax	215	8	679	(4)

Comprehensive income	1,335	47	3,575	878
Comprehensive income attributable to noncontrolling interests	(41)	(44)	(167)	(137)
Comprehensive income attributable to McKesson Corporation	$1,294	$3	$3,408	$741

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,774	$3,532
Receivables, net	20,537	18,583
Inventories, net	20,657	18,702
Assets held for sale	14	4,516
Prepaid expenses and other	675	898
Total current assets	44,657	46,231
Property, plant, and equipment, net	2,140	2,092
Operating lease right-of-use assets	1,653	1,548
Goodwill	9,934	9,451
Intangible assets, net	2,273	2,059
Other non-current assets	2,033	1,917
Total assets	$62,690	$63,298

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$42,238	$38,086
Short-term borrowings	617	—
Current portion of long-term debt	404	799
Current portion of operating lease liabilities	292	297
Liabilities held for sale	2	4,741
Other accrued liabilities	4,453	4,543
Total current liabilities	48,006	48,466
Long-term debt	5,452	5,080
Long-term deferred tax liabilities	1,465	1,418
Long-term operating lease liabilities	1,410	1,366
Long-term litigation liabilities	6,642	7,220
Other non-current liabilities	1,804	1,540
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 277 and 275 shares issued at December 31, 2022 and March 31, 2022, respectively	3	2
Additional paid-in capital	7,536	7,275
Retained earnings	11,582	9,030
Accumulated other comprehensive loss	(899)	(1,534)
Treasury shares, at cost, 140 and 130 shares at December 31, 2022 and March 31, 2022, respectively	(20,677)	(17,045)
Total McKesson Corporation stockholders’ deficit	(2,455)	(2,272)
Noncontrolling interests	366	480
Total deficit	(2,089)	(1,792)
Total liabilities and deficit	$62,690	$63,298
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2022	277	$3	$7,609	$10,579	$(1,114)	(135)	$(18,844)	$518	$(1,249)
Issuance of shares under employee plans, net of forfeitures	—	—	16	—	—	—	(3)	—	13
Share-based compensation	—	—	36	—	—	—	—	—	36
Repurchase of common stock	—	—	(146)	—	—	(5)	(1,830)	—	(1,976)
Net income	—	—	—	1,079	—	—	—	41	1,120
Other comprehensive income	—	—	—	—	215	—	—	—	215
Cash dividends declared, $0.54 per common share	—	—	—	(77)	—	—	—	—	(77)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(1)	(1)
Formation of an oncology research business	—	—	22	—	—	—	—	225	247
Derecognition of noncontrolling interests in McKesson Europe AG	—	—	—	—	—	—	—	(382)	(382)
Other	—	—	(1)	1	—	—	—	1	1
Balance, December 31, 2022	277	$3	$7,536	$11,582	$(899)	(140)	$(20,677)	$366	$(2,089)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2021	275	$2	$7,311	$8,812	$(1,665)	(122)	$(15,031)	$484	$(87)
Issuance of shares under employee plans, net of forfeitures	—	—	63	—	—	—	(7)	—	56
Share-based compensation	—	—	36	—	—	—	—	—	36
Repurchase of common stock	—	—	—	—	—	(3)	(728)	—	(728)
Net income (loss)	—	—	—	(7)	—	—	—	46	39
Other comprehensive income (loss)	—	—	—	—	10	—	—	(2)	8
Cash dividends declared, $0.47 per common share	—	—	—	(72)	—	—	—	—	(72)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(3)	(3)
Other	—	—	1	1	—	—	—	—	2
Balance, December 31, 2021	275	$2	$7,411	$8,734	$(1,655)	(125)	$(15,766)	$487	$(787)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2022	275	$2	$7,275	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	143	—	—	—	(157)	—	(13)
Share-based compensation	—	—	122	—	—	—	—	—	122
Repurchase of common stock	—	—	(25)	—	—	(10)	(3,475)	—	(3,500)
Net income	—	—	—	2,773	—	—	—	123	2,896
Other comprehensive income	—	—	—	—	635	—	—	44	679
Cash dividends declared, $1.55 per common share	—	—	—	(222)	—	—	—	—	(222)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(113)	(113)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(5)	(5)
Formation of an oncology research business	—	—	22	—	—	—	—	225	247
Derecognition of noncontrolling interests in McKesson Europe AG	—	—	—	—	—	—	—	(382)	(382)
Other	—	—	(1)	1	—	—	—	(6)	(6)
Balance, December 31, 2022	277	$3	$7,536	$11,582	$(899)	(140)	$(20,677)	$366	$(2,089)

	Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2021	273	$2	$6,925	$8,202	$(1,480)	(115)	$(13,670)	$196	$175
Issuance of shares under employee plans, net of forfeitures	2	—	174	—	—	—	(67)	—	107
Share-based compensation	—	—	112	—	—	—	—	—	112
Repurchase of common stock	—	—	21	—	—	(10)	(2,029)	—	(2,008)
Net income	—	—	—	746	—	—	—	128	874
Other comprehensive loss	—	—	—	—	(5)	—	—	(2)	(7)
Cash dividends declared, $1.36 per common share	—	—	—	(211)	—	—	—	—	(211)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(117)	(117)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	1	(3)	—	—	—	—	(2)
Balance, December 31, 2021	275	$2	$7,411	$8,734	$(1,655)	(125)	$(15,766)	$487	$(787)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$2,896	$882
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	185	215
Amortization	262	383
Long-lived asset impairment charges	13	128
Deferred taxes	55	12
Credits associated with last-in, first-out inventory method	(31)	(79)
Non-cash operating lease expense	183	198
Gain from sales of businesses and investments	(215)	(117)
European businesses held for sale	—	1,271
Other non-cash items	221	452
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,193)	(1,925)
Inventories	(2,190)	(1,659)
Drafts and accounts payable	3,531	1,612
Operating lease liabilities	(256)	(276)
Taxes	381	176
Litigation liabilities	(1,021)	146
Other	13	128
Net cash provided by operating activities	1,834	1,547

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(265)	(253)
Capitalized software expenditures	(111)	(127)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(856)	(6)
Proceeds from sales of businesses and investments, net	1,074	197
Other	(140)	(83)
Net cash used in investing activities	(298)	(272)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,100	3,642
Repayments of short-term borrowings	(483)	(3,270)
Proceeds from issuances of long-term debt	499	498
Repayments of long-term debt	(412)	(1,646)
Payments for debt extinguishments	—	(184)
Common stock transactions:
Issuances	143	174
Share repurchases	(3,500)	(1,986)
Dividends paid	(216)	(206)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	(1,031)
Other	(309)	(323)
Net cash used in financing activities	(3,178)	(4,332)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	35
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale	470	(215)
Net decrease in cash, cash equivalents, and restricted cash	(1,157)	(3,237)
Cash, cash equivalents, and restricted cash at beginning of period	3,935	6,396
Cash, cash equivalents, and restricted cash at end of period	2,778	3,159
Less: Restricted cash at end of period included in Prepaid expenses and other	(4)	(405)
Cash and cash equivalents at end of period	$2,774	$2,754
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
The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, previously filed with the SEC on May 9, 2022 (“2022 Annual Report”).
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Adopted Accounting Pronouncements
There were no adopted accounting standards during the nine months ended December 31, 2022 that had a material impact to the Company’s results of operations, financial position, cash flows, or notes to the financial statements upon their adoption.
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
2.    Business Acquisitions and Divestitures
Acquisitions
Rx Savings Solutions, LLC
On November 1, 2022, the Company completed its acquisition of 100% of the shares of Rx Savings Solutions, LLC (“RxSS”), a privately-owned company headquartered in Overland Park, Kansas, to expand on connecting biopharma and payer services to patients. RxSS is a prescription price transparency and benefit insight company that offers affordability and adherence solutions to health plans and employers. The purchase consideration included a payment of $600 million in cash made upon closing and a maximum of $275 million of contingent consideration based on RxSS’ operational and financial performance through calendar year 2025. The payment made upon closing was funded from cash on hand. The financial results of RxSS are included in the Company’s RxTS segment as of the acquisition date. The transaction was accounted for as a business combination.
The Company recorded a liability for the contingent consideration at its fair value of $92 million as of the acquisition date, which is included within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2022. The fair value of the contingent consideration liability was estimated using a Monte Carlo simulation, utilizing internal cash flow projections which are Level 3 inputs under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The contingent liability will be remeasured to fair value at each reporting date until the liability is resolved with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations. Recognition of the initial fair value of this contingent consideration is a non-cash investing activity.
The purchase price allocation included acquired identifiable intangible assets of $229 million, primarily representing customer relationships and technology with a weighted average amortization period of 12 years, and goodwill of $463 million. Goodwill has been preliminarily allocated to the Company’s RxTS segment, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. Goodwill attributable to the acquisition is deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration:
Cash	$600
Contingent consideration	92
Total purchase consideration	$692

Identifiable assets acquired and liabilities assumed:
Current assets	$6
Intangible assets	229
Other non-current assets	3
Current liabilities	(9)
Total identifiable net assets	229
Goodwill	463
Net assets acquired	$692
Oncology Research Business
On October 31, 2022, the Company completed a transaction with HCA Healthcare, Inc. (“HCA”) to form an oncology research business, combining McKesson’s U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”) based in Nashville, Tennessee, to advance cancer care and increase access to oncology clinical research. Upon consummation of the transaction, McKesson owns a 51% controlling interest in the combined business, and the financial results are consolidated by the Company and reported within its U.S. Pharmaceutical segment as of the acquisition date. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA, which was funded from cash on hand. The transaction was accounted for as a business combination.
The purchase price allocation included acquired identifiable intangible assets of $177 million, primarily representing customer relationships as well as trademarks and trade names with a weighted average amortization period of 17 years, and goodwill of $120 million. Goodwill has been allocated to the Company’s U.S. Pharmaceutical segment, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. Goodwill attributable to the acquisition of $49 million is deductible for tax purposes. The Company recorded noncontrolling interest of $225 million as a component of equity, which includes HCA’s proportionate interest in the identifiable net assets of SCRI at fair value of $205 million and its proportionate interest in the contributed net assets of USOR at carrying value of $20 million. The difference between the fair value of the Company’s acquired interest in SCRI net assets and the $173 million of cash paid to HCA was recognized as additional paid in capital, as well as the Company’s reduction in ownership interest in USOR net assets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration:
Cash	$173
Contribution of USOR	40
Total purchase consideration	$213

Identifiable assets acquired and liabilities assumed:
Receivables	$224
Property, plant, and equipment	22
Operating lease right-of-use assets	31
Intangible assets	177
Current liabilities	(42)
Long-term operating lease liabilities	(29)
Other non-current liabilities	(43)
Total identifiable net assets	340
Noncontrolling interest	(225)
Additional paid-in capital	(22)
Goodwill	120
Net assets acquired	$213
The fair value of the acquired identifiable intangible assets from the acquisitions discussed above were determined by applying the income approach, using a discounted cash flow model in which cash flows anticipated over several periods are discounted to their present value using an appropriate rate that is commensurate with the risk inherent with the transaction. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. Due to the recent timing of these acquisitions, the amounts presented above are subject to change as the Company’s fair value assessments are finalized. Pro forma financial information has not been provided as these acquisitions did not have a material impact, individually, or in the aggregate, to the Company’s consolidated results of operations.
Divestitures
In July 2021, the Company announced its intention to exit its businesses in Europe resulting in classification of certain assets and liabilities as held for sale. Assets and liabilities of $4.5 billion and $4.7 billion, respectively, at March 31, 2022, met the criteria for classification as held for sale in the Company’s Condensed Consolidated Balance Sheet, primarily consisting of disposal groups related to the Company’s European divestiture activities discussed below. At December 31, 2022, the Company had no assets or liabilities related to these divestiture activities that met the classification of held for sale. The decrease in assets and liabilities held for sale during fiscal 2023 was driven by the divestiture of the Company’s E.U. disposal group in October 2022 and U.K. disposal group in April 2022, as discussed in more detail below. During the three months ended December 31, 2022 and 2021, the Company recorded gains of $31 million and charges of $879 million, respectively, and during the nine months ended December 31, 2022 and 2021, recorded gains of $66 million and charges of $1.4 billion, respectively, primarily to remeasure the assets and liabilities of the disposal groups related to European divestiture activities discussed below to the lower of their carrying value or fair value less costs to sell. The fiscal 2022 charges were largely driven by declines in the British pound sterling and the Euro.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Assets and liabilities to be disposed of by sale (“disposal groups”) are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was classified as held for sale. The Company determined that the disposal groups discussed below did not meet the criteria for classification as discontinued operations prior to being sold.
European Divestiture Activities
On October 31, 2022, the Company completed its previously announced transaction to sell certain of its businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. As part of the transaction, the Company received cash proceeds of $892 million and divested net assets of $1.3 billion, including cash of $319 million, derecognized the carrying value of its noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) of $382 million, and released $153 million of net accumulated other comprehensive loss.
During the three and nine months ended December 31, 2022, the Company recorded net gains of $31 million and $66 million, respectively, and during the three and nine months ended December 31, 2021, recorded charges totaling $26 million and $517 million, respectively, to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell. The charges for the nine months ended December 31, 2021 also included impairments of individual assets, such as certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole and net losses of $230 million related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro. These amounts were recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

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
On April 6, 2022, the Company completed the previously announced sale of its retail and distribution businesses in the United Kingdom (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. As part of the transaction, the Company divested net assets of $615 million and released $731 million of accumulated other comprehensive loss, within the International segment, and the buyer assumed and repaid a note payable to the Company of $118 million.
During the three and nine months ended December 31, 2021, the Company recorded charges totaling $823 million to remeasure the U.K. disposal group to the lower of its carrying value or fair value less costs to sell. The remeasurement adjustment included a $731 million loss related to the accumulated other comprehensive loss balances associated with the U.K. disposal group, driven by declines in the British pound sterling. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the U.K. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

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
Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges of $31 million and $18 million for the three months ended December 31, 2022 and 2021, respectively, and $84 million and $208 million for the nine months ended December 31, 2022 and 2021, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
Restructuring Initiatives
During the first quarter of fiscal 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of the Company’s office space in North America. Where the Company ceased using office space, it exited the portion of the facility no longer used. It also retained and repurposed certain other office locations. The Company recorded charges of $5 million and $115 million for the three and nine months ended December 31, 2021, respectively, primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially completed in fiscal 2022 and remaining costs the Company recorded and expects to record under this initiative are not material.
Restructuring, impairment, and related charges, net, for the three months ended December 31, 2022 and 2021 consisted of the following:

	Three Months Ended December 31, 2022
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$—	$—	$—	$—	$4	$4
Exit and other-related costs (1)	1	1	1	7	15	25
Asset impairments and accelerated depreciation	1	—	—	1	—	2
Total	$2	$1	$1	$8	$19	$31
(1)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred. Corporate includes costs for business transformation and optimization efforts related to the Company’s technology organization. The International segment includes costs related to the Company’s European divestitures.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring, impairment, and related charges, net, for the nine months ended December 31, 2022 and 2021 consisted of the following:

	Nine Months Ended December 31, 2022
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$3	$—	$—	$2	$(2)	$3
Exit and other-related costs (1)	2	4	3	15	44	68
Asset impairments and accelerated depreciation	4	11	—	2	(4)	13
Total	$9	$15	$3	$19	$38	$84
(1)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred. Corporate includes costs for business transformation and optimization efforts related to the Company’s technology organization. The International segment includes costs related to the Company’s European divestitures.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the nine months ended December 31, 2022:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2022 (1)	$11	$3	$1	$56	$59	$130
Restructuring, impairment, and related charges, net	9	15	3	19	38	84
Non-cash charges	(4)	(11)	—	(2)	4	(13)
Cash payments	(4)	(4)	(3)	(7)	(57)	(75)
Other (2)	(1)	—	—	(54)	1	(54)
Balance, December 31, 2022 (3)	$11	$3	$1	$12	$45	$72
(1)As of March 31, 2022, the total reserve balance was $130 million, of which $58 million was recorded in “Other accrued liabilities,” $36 million was recorded in “Liabilities held for sale,” and $36 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments and transfers to certain other liabilities. For the Company’s International segment, other also includes a reduction to the liability for the divestitures of the E.U. disposal group and the U.K. disposal group in fiscal 2023, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(3)As of December 31, 2022, the total reserve balance was $72 million, of which $48 million was recorded in “Other accrued liabilities” and $24 million was recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense related to continuing operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Income tax expense	$329	$238	$799	$396
Reported income tax rate	22.7%	85.9%	21.6%	30.9%
Fluctuations in the Company’s reported income tax rates were primarily due to non-cash charges related to remeasuring the value of the E.U. and U.K. disposal groups held for sale to fair value less costs to sell in fiscal 2022, changes in the mix of earnings between various taxing jurisdictions, and discrete items recognized in the quarters.
During the nine months ended December 31, 2022, the Company recognized net discrete tax benefits primarily related to the tax impact of share-based compensation of $55 million. During the third quarter of fiscal 2022, the Company recognized a net discrete tax benefit of $42 million primarily related to a decrease in the income recognized pursuant to the global intangible low-tax income (“GILTI”) regime in its 2021 U.S. Federal income tax return and the statute of limitation expirations in various taxing jurisdictions. During the nine months ended December 31, 2021, the Company recognized net discrete tax benefits primarily related to statute of limitation expirations of $115 million in various taxing jurisdictions and $81 million related to a reduction of GILTI income in the prior year.
During the nine months ended December 31, 2021, the Company recorded non-cash pre-tax charges of $517 million primarily to remeasure the E.U. disposal group to fair value less costs to sell, and, during the three and nine months ended December 31, 2021, recorded non-cash pre-tax charges of $853 million to remeasure the U.K. disposal group and the Austrian business to fair value less costs to sell, as described in Financial Note 2, “Business Acquisitions and Divestitures.” The Company’s reported income tax rates for the three and nine months ended December 31, 2021 were unfavorably impacted by this due to the non-deductible nature of the majority of these charges for income tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
As of December 31, 2022, the Company had $1.5 billion of unrecognized tax benefits, of which $1.4 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by as much as $170 million to $195 million due to settlements of tax examinations and statute of limitation expirations based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year, and if the ultimate resolution of unrecognized tax benefits differs from this estimated range, the Company will record any additional income tax expense or benefit as necessary in the appropriate period. The unrecognized tax benefit may also increase or decrease due to future developments in opioid-related litigation and claims, as discussed in Financial Note 12, “Commitments and Contingent Liabilities.”
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
5.     Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s previously recognized redeemable noncontrolling interests primarily related to its former consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. The Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million during the nine months ended December 31, 2021. This amount was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statement of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet.
Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their noncontrolling shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published by the German Bundesbank semi-annually, less any compensation amount or guaranteed dividend already paid by McKesson with respect to the relevant time period (“Put Amount”). During the nine months ended December 31, 2021, the Company paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the redeemable noncontrolling interests by $983 million for the nine months ended December 31, 2021, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million as an increase to McKesson stockholders’ additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” in the Condensed Consolidated Balance Sheet.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to the formation of an oncology research business during the third quarter of fiscal 2023, ClarusONE Sourcing Services LLP, and Vantage Oncology Holdings, LLC. As discussed above, after June 15, 2021, noncontrolling interests also represented minority shareholder equity interests in McKesson Europe. The Company’s noncontrolling interest in McKesson Europe was included in the divestiture of the E.U. disposal group in October 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information on these transactions.
The Company allocated $41 million and $46 million of net income to noncontrolling interests during the three months ended December 31, 2022 and 2021, respectively, and $123 million and $128 million during the nine months ended December 31, 2022 and 2021, respectively, which was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in noncontrolling interests for the three and nine months ended December 31, 2022 were as follows:

(In millions)	Noncontrolling Interests
Balance, September 30, 2022	$518
Net income attributable to noncontrolling interests	41
Payments to noncontrolling interests	(36)
Reclassification of recurring compensation to other accrued liabilities	(1)
Formation of an oncology research business	225
Derecognition of noncontrolling interests in McKesson Europe	(382)
Other	1
Balance, December 31, 2022	$366

(In millions)	Noncontrolling Interests
Balance, March 31, 2022	$480
Net income attributable to noncontrolling interests	123
Other comprehensive income	44
Payments to noncontrolling interests	(113)
Reclassification of recurring compensation to other accrued liabilities	(5)
Formation of an oncology research business	225
Derecognition of noncontrolling interests in McKesson Europe	(382)
Other	(6)
Balance, December 31, 2022	$366

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and nine months ended December 31, 2021 were as follows:

(In millions)	Noncontrolling Interests
Balance, September 30, 2021	$484
Net income attributable to noncontrolling interests	46
Other comprehensive loss	(2)
Payments to noncontrolling interests	(38)
Reclassification of recurring compensation to other accrued liabilities	(3)
Balance, December 31, 2021	$487

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2021	$196	$1,271
Net income attributable to noncontrolling interests	128	8
Other comprehensive income (loss)	(2)	3
Payments to noncontrolling interests	(117)	—
Reclassification of recurring compensation to other accrued liabilities	(5)	(8)
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	—	(4)
Balance, December 31, 2021	$487	$—
6.    Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Diluted loss per common share for the three months ended December 31, 2021 was calculated by excluding all dilutive securities from the denominator of the share computation due to their anti-dilutive effects. Less than 1 million of potentially dilutive securities for the three and nine months ended December 31, 2022, and for the nine months ended December 31, 2021, were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2022	2021	2022	2021
Income from continuing operations	$1,119	$39	$2,899	$885
Net income attributable to noncontrolling interests	(41)	(46)	(123)	(136)
Income (loss) from continuing operations attributable to McKesson Corporation	1,078	(7)	2,776	749
Income (loss) from discontinued operations, net of tax	1	—	(3)	(3)
Net income (loss) attributable to McKesson Corporation	$1,079	$(7)	$2,773	$746

Weighted-average common shares outstanding:
Basic	139.9	151.6	142.5	154.0
Effect of dilutive securities:
Stock options	0.2	—	0.3	0.2
Restricted stock units (1)	0.9	—	0.9	1.6
Diluted	141.0	151.6	143.7	155.8

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$7.65	$(0.04)	$19.32	$4.81
Discontinued operations	0.01	—	(0.02)	(0.02)
Total	$7.66	$(0.04)	$19.30	$4.79
Basic
Continuing operations	$7.70	$(0.04)	$19.48	$4.87
Discontinued operations	0.01	—	(0.02)	(0.02)
Total	$7.71	$(0.04)	$19.46	$4.85
(1)Includes dilutive effect from restricted stock units and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.
7.    Goodwill and Intangible Assets, Net
The Company evaluates goodwill for impairment on an annual basis and at an interim date, if indicators of potential impairment exist. During the first quarter of fiscal 2023, the Company voluntarily changed its annual goodwill impairment testing date from October 1st to April 1st to align with a change in timing of the Company’s annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from April 1, 2022 as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. The annual impairment testing performed as of April 1, 2022 did not indicate an impairment of goodwill.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2022	$3,923	$1,542	$2,453	$1,533	$9,451
Goodwill acquired	160	463	—	2	625
Foreign currency translation adjustments, net	(21)	—	—	(109)	(130)
Other adjustments	(12)	—	—	—	(12)
Balance, December 31, 2022	$4,050	$2,005	$2,453	$1,426	$9,934
Information regarding intangible assets was as follows:

	December 31, 2022				March 31, 2022
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$2,974	$(1,735)	$1,239	$2,777	$(1,691)	$1,086
Service agreements	8	1,071	(608)	463	1,085	(573)	512
Trademarks and trade names	12	833	(418)	415	819	(386)	433
Technology	11	261	(124)	137	128	(116)	12
Other	9	191	(172)	19	187	(171)	16
Total		$5,330	$(3,057)	$2,273	$4,996	$(2,937)	$2,059
Amortization expense of intangible assets was $57 million and $80 million for the three months ended December 31, 2022 and 2021, respectively, and $170 million and $262 million for the nine months ended December 31, 2022 and 2021, respectively. Estimated amortization expense of these assets is as follows: $63 million, $243 million, $237 million, $204 million, and $198 million for the remainder of fiscal 2023 and each of the succeeding years through fiscal 2027, respectively, and $1.3 billion thereafter. All intangible assets were subject to amortization as of December 31, 2022 and March 31, 2022. Amortization of intangible assets of the E.U. disposal group previously classified as held for sale and disposed of in October 2022 ceased in the second quarter of fiscal 2022.
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for a description of the goodwill and intangible assets acquired as part of the RxSS acquisition and formation of an oncology research business.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	December 31, 2022	March 31, 2022
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$—	$400
2.85% Notes due March 15, 2023	360	360
3.80% Notes due March 15, 2024	918	918
0.90% Notes due December 3, 2025	500	500
1.30% Notes due August 15, 2026	498	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.75% Notes due May 30, 2029	196	196
6.00% Notes due March 1, 2041	218	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	640	662
1.63% Euro Notes due October 30, 2026	535	554
3.13% Sterling Notes due February 17, 2029	544	582

Term loan (4)	500	—
Lease and other obligations	199	244
Total debt	5,856	5,879
Less: Current portion	404	799
Total long-term debt	$5,452	$5,080
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
(4)This loan is under the 2022 Term Loan Credit Facility.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. Debt outstanding totaled $5.9 billion at December 31, 2022 and March 31, 2022, of which $404 million and $799 million, respectively, was included under the caption “Current portion of long-term debt” within the Company’s Condensed Consolidated Balance Sheets. On December 15, 2022, the Company retired its $400 million outstanding principal amount of 2.70% notes upon maturity. These notes were repaid using cash on hand.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility replaced the Company’s previous syndicated $4.0 billion five-year senior unsecured credit facility, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), which was scheduled to mature in September 2024. The 2020 Credit Facility was terminated in connection with the execution of the 2022 Credit Facility. There were no borrowings under the 2020 Credit Facility during the nine months ended December 31, 2022 and 2021, and no amounts outstanding at the time of its termination.
Borrowings under the 2022 Credit Facility bear interest based upon the Term Secured Overnight Financing Rate (“SOFR”) for credit extensions denominated in U.S. dollars, the Sterling Overnight Index Average Reference Rate for credit extensions denominated in British pound sterling, the Euro Interbank Offered Rate for credit extensions denominated in Euros, the Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates, as applicable, plus agreed upon margins. The 2022 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 2022 Credit Facility. If the Company does not comply with these covenants, its ability to use the 2022 Credit Facility may be suspended and repayment of any outstanding balances under the 2022 Credit Facility may be required. At December 31, 2022, the Company was in compliance with all covenants under the 2022 Credit Facility. The 2022 Credit Facility also permits the Company to establish key performance indicators with respect to certain environmental, social, and governance targets of the Company in consultation with certain sustainability coordinators, and enter into an amendment to the 2022 Credit Facility to provide for certain adjustments to the otherwise applicable facility fee and margins. The 2022 Credit Facility is scheduled to mature in November 2027. The remaining terms and conditions of the 2022 Credit Facility are substantially similar to those previously in place under the 2020 Credit Facility. The Company can use funds obtained under the 2022 Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the third quarter of fiscal 2023 and no amounts outstanding as of December 31, 2022.
The Company also maintained bilateral credit facilities primarily denominated in Euros which were transferred as part of the divestiture of the E.U. disposal group in October 2022. Borrowings and repayments were not material during the nine months ended December 31, 2022 and 2021. Amounts outstanding under these credit lines were not material as of March 31, 2022.
2022 Term Loan Credit Facility
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Term Loan Credit Facility”) pursuant to which the Company has an unsecured delayed draw term loan facility up to $500 million which was available for borrowing for 90 days after the closing date in up to three separate borrowings, and which is subject to increase as provided for in the 2022 Term Loan Credit Facility. The 2022 Term Loan Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 2022 Term Loan Credit Facility. At December 31, 2022, the Company was in compliance with all covenants under the 2022 Term Loan Credit Facility. In the case of event of default under the 2022 Term Loan Credit Facility, the lenders may elect, among other things, to declare any unpaid amounts obtained under the 2022 Term Loan Credit Facility to be immediately due and payable. The 2022 Term Loan Credit Facility bears interest based upon Term SOFR, a prime rate, or alternative overnight rates, as applicable, plus agreed upon margins. The remaining terms and conditions of the 2022 Term Loan Credit Facility are substantially similar to those under the 2022 Credit Facility. The Company can use funds obtained under the 2022 Term Loan Credit Facility for general corporate purposes. As of December 31, 2022, the Company had $500 million in borrowings outstanding under the 2022 Term Loan Credit Facility which bear interest at three-month Term SOFR plus 110 basis points, payable quarterly, and mature on November 7, 2025.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the nine months ended December 31, 2022, the Company borrowed $1.1 billion and repaid $483 million under the program. During the nine months ended December 31, 2021, the Company borrowed $3.6 billion and repaid $3.3 billion under the program. At December 31, 2022, there were $617 million commercial paper notes outstanding at a weighted average interest rate of 4.73%. At March 31, 2022, there were no commercial paper notes outstanding.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9.    Pension Benefits
The net periodic expense for defined benefit pension plans was not material for each of the three and nine months ended December 31, 2022 and 2021. Cash contributions to these plans were $2 million and $18 million for the three months ended December 31, 2022 and 2021, respectively, and $7 million and $35 million for the nine months ended December 31, 2022 and 2021, respectively. The cash contributions for the three and nine months ended December 31, 2021 included a $17 million payment to a U.K. pension plan. The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized on a straight-line basis over the average remaining future service periods and estimated life expectancy.
As part of the European divestiture activities discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” pension liabilities of $85 million, as part of the E.U. disposal group, and pension assets of $49 million, as part of the U.K. disposal group, were included under the captions “Liabilities held for sale” and “Assets held for sale,” respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2022. During the third quarter of fiscal 2023, the Company derecognized pension liabilities totaling $75 million and released $13 million of gains from accumulated other comprehensive loss related the divestiture of the E.U. disposal group. During the first quarter of fiscal 2023, the Company derecognized pension assets of $49 million and released $30 million of accumulated other comprehensive loss related to the divestiture of the U.K. disposal group.
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
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Euro, Canadian dollars, and British pound sterling. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk. Subsequent to the completion of the U.K. divestiture in April 2022 as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” the Company’s foreign currency exchange rate risk is limited to the Canadian dollar and Euro.
Non-Derivative Instruments Designated as Hedges
At March 31, 2022, the Company had €1.1 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges were utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that were designated as net investment hedges and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates were recorded as foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges were ineffective, changes in carrying value attributable to the change in spot rates are recorded in earnings.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
In connection with the sale of the E.U. disposal group in October 2022, the Company reclassified $112 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022. This amount related to the €1.1 billion of Euro-denominated notes described above, along with certain other Euro-denominated notes which were previously accounted for as net investment hedges and matured in prior periods, and was included in the fiscal 2023 and fiscal 2022 calculations of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.
In connection with the sale of the U.K. disposal group in April 2022, the Company reclassified $26 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2022. This amount related to the Company’s £450 million of British pound sterling-denominated notes, which were previously accounted for as net investment hedges until de-designated in fiscal 2020, and was included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2022	2021	2022	2021
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes (2)	$(132)	$23	$7	$34
(1)There was no ineffectiveness in these hedges for the three and nine months ended December 31, 2022 and 2021.
(2)Includes amounts reclassified to earnings of $112 million for the three and nine months ended December 31, 2022.
Derivative Instruments
At December 31, 2022 and March 31, 2022, the notional amounts of the Company’s outstanding derivatives were as follows:

			December 31, 2022	March 31, 2022
(In millions)	Currency	Maturity Date	Notional
Derivatives designated as net investment hedges: (1)
Cross-currency swaps (2)	CAD	Nov-24	$500	$500

Derivatives designated as fair value hedges: (1)
Cross-currency swaps (3)	GBP	Feb-23	£450	£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26	€1,100	€—
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29	$750	$—

Derivatives designated as cash flow hedges: (1)
Cross-currency swaps (2)	CAD	Jul-22 to Jan-24	$1,085	$1,678
Fixed interest rate swaps (6)	USD	Nov-22	$—	$500
(1)There was no ineffectiveness in these hedges for the three and nine months ended December 31, 2022 and 2021.
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
(4)The Company entered into cross-currency fixed-to-fixed interest rate swaps to mitigate the foreign currency exchange fluctuations on its Euro-denominated notes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(5)The Company entered into fixed-to-floating interest rate swaps to hedge the changes in fair value caused by fluctuations in the benchmark interest rates.
(6)The Company entered into agreements with financial institutions to lock into the fixed benchmark interest rates for future bond issuance, which were terminated during the third quarter of fiscal 2023 as further discussed below.
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
Fair Value Hedges
The Company uses cross-currency swaps to hedge the changes in the fair value of British pound sterling notes resulting from changes in benchmark interest rates and foreign exchange rates. During the third quarter of fiscal 2023, the Company entered into cross-currency fixed-to-fixed interest rate swaps with a total notional amount of €1.1 billion to hedge the changes in the fair value of its underlying Euro-denominated notes resulting from changes in benchmark interest rates and foreign currency exchange rates.
During the nine months ended December 31, 2022, the Company also entered into floating interest rate swaps to convert $750 million of its fixed rate debt to floating interest rate in order to hedge the changes in fair value caused by fluctuations in the benchmark interest rate. The changes in the fair value of these derivatives are recorded in “Interest expense” in the Condensed Consolidated Statements of Operations.
The changes in the fair value of these derivatives and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from the changes in the Company’s fair value hedges recorded in earnings were largely offset by the losses recorded in earnings on the hedged item.
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency rates and also enters into forward contracts to hedge the variability future benchmark interest rates on planned bond issuances. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material for the three and nine months ended December 31, 2022 and 2021.
During the third quarter of fiscal 2023, the Company terminated its $500 million notional fixed interest rate swaps and recognized a gain of $97 million within “Other income, net” in the Condensed Consolidated Statements of Operations.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. From time to time, the Company has entered into forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. Changes in the fair values for contracts not designated as hedges were recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. Changes in the fair values were not material for the three and nine months ended December 31, 2021 and the Company did not have any outstanding derivative instruments not designated as hedges during fiscal 2023. Gains or losses from these contracts were largely offset by changes in the value of the underlying intercompany obligations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Other Information on Derivative Instruments
Gains (losses) of derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2022	2021	2022	2021
Derivatives designated as net investment hedges:
Cross-currency swaps	$(7)	$(2)	$26	$3

Derivatives designated as cash flow hedges:
Cross-currency swaps	$(1)	$(5)	$(6)	$(6)
Fixed interest rate swaps	(85)	(3)	(30)	9
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	December 31, 2022			March 31, 2022
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$18	$17	$1,080	$30	$39	$1,537
Cross-currency swaps (non-current)	Other non-current assets/liabilities	68	—	1,774	—	36	679
Fixed interest rate swaps (current)	Prepaid expenses and other	—	—	—	31	—	500
Floating interest rate swaps (non-current)	Other non-current liabilities	—	30	750	—	—	—
Total		$86	$47		$61	$75
Refer to Financial Note 11, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
11.     Fair Value Measurements
The Company measures certain assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value as follows:
Level 1 - quoted prices in active markets for identical assets or liabilities.
Level 2 - significant other observable market-based inputs.
Level 3 - significant unobservable inputs for which little or no market data exists and requires considerable assumptions that are significant to the fair value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2022 and March 31, 2022 included investments in money market funds of $696 million and $981 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. The Company’s marketable securities were not material at December 31, 2022 and March 31, 2022.
Fair values of the Company’s interest rate swaps and cross-currency swaps were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 10, “Hedging Activities,” for fair value and other information on the Company’s derivatives.
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had carrying values of $253 million and $346 million at December 31, 2022 and March 31, 2022, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. During the nine months ended December 31, 2022, the Company recognized impairment charges and realized gains on the exit of certain investments. During the nine months ended December 31, 2021, certain of the Company’s investments in equity securities without readily determinable fair values were remeasured to fair value based on transactions which resulted in changes in the observable price of those securities. The impact from the Company’s investments in these equity securities were net losses of $24 million and net gains of $104 million for the nine months ended December 31, 2022 and 2021, respectively. These amounts were recorded in “Other income, net” in the Condensed Consolidated Statements of Operations. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or charges to remeasure assets classified as held for sale to fair value less costs to sell.
At December 31, 2022, the contingent consideration liability related to the Company’s acquisition of RxSS in November 2022 was measured at fair value on a nonrecurring basis. At March 31, 2022, the assets and liabilities associated with the disposal groups in Europe previously classified as held for sale were measured at the lower of carrying value or fair value less costs to sell. The E.U. disposal group was divested in October 2022 and the U.K. disposal group was divested in April 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures," for more information on these transactions. At March 31, 2022, assets measured at fair value on a nonrecurring basis also included certain long-lived assets within the International segment related to the Company’s previous operations in Denmark and its retail pharmacy businesses in Canada.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2022 and March 31, 2022.
Other Fair Value Disclosures
At December 31, 2022 and March 31, 2022, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	December 31, 2022		March 31, 2022
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,856	$5,607	$5,879	$5,999
The estimated fair value of the Company’s long-term debt was determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Restricted Cash
Restricted cash, included within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet, primarily consisted of $395 million as of March 31, 2022 held in escrow related to obligations under settlement agreements for opioid-related claims of governmental entities and were released during the nine months ended December 31, 2022, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities.”
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information. The Company considered a market approach as well as an income approach using a discounted cash flow (“DCF”) model to determine the fair value of each reporting unit.
Long-lived Assets
The Company measures certain long-lived and intangible assets at fair value on a nonrecurring basis when events occur that indicate an asset group may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment charge is recorded to reduce the carrying amount by the excess over its fair value.
The Company utilizes multiple approaches, including the DCF model and market approaches, for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections from its long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of long-lived assets is considered a Level 3 fair value measurement.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
12.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 18 to the Company’s 2022 Annual Report, Financial Note 12 to the Company’s 10-Q filing for the quarterly period ended June 30, 2022, and Financial Note 12 to the Company’s 10-Q filing for the quarterly period ended September 30, 2022, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
The Company and two other national pharmaceutical distributors (collectively “Distributors”) settled with 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, “Settling Governmental Entities”) effective on April 2, 2022 (“Settlement”). Under the Settlement, the Distributors will pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and would be payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Distributors do not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Consent judgments have been entered in all participating states and territories, and approximately 2,300 cases have been dismissed pursuant to the Settlement.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Three eligible states, Alabama, Washington, and Oklahoma did not join the Settlement, but they have all reached agreements with the Company. With respect to the claims of the Alabama attorney general, the Company has an agreement under which the Company will pay $141 million in ten equal annual installments and an additional approximately $33 million in attorney fees and costs to resolve the opioid-related claims of the state of Alabama and its subdivisions. Under an agreement with the attorney general of Washington to settle the claims of the state of Washington and its subdivisions, the Distributors will pay up to $518 million over 18 years, of which the Company’s portion will be 38.1% (or approximately $197 million), consistent with Washington’s allocation under the comprehensive framework, as well as certain additional attorneys’ fees and costs. Under an agreement with the attorney general of Oklahoma to settle claims of the state of Oklahoma and its subdivisions, the Distributors will pay up to approximately $308 million over 18 years, of which the Company’s portion would be 38.1% (or approximately $117 million), consistent with Oklahoma’s allocation under the comprehensive framework.
The Company previously settled with the state of West Virginia, and West Virginia and its subdivisions were not eligible to participate in the comprehensive Settlement. Trial in the case of Cabell County and the City of Huntington occurred in the U.S. District Court for the Southern District of West Virginia and concluded on July 28, 2021. On July 4, 2022, the court entered judgment in defendants’ favor. On August 2, 2022, the plaintiffs filed an appeal. The claims of certain other West Virginia subdivisions were pending in the federal Multidistrict Litigation and before the state Mass Litigation Panel. On July 5, 2022, the Mass Litigation Panel entered an order noting an agreement in principle between a group of plaintiffs’ attorneys representing the municipalities and the Distributors. Under the settlement agreement with the participating West Virginia municipalities, the Distributors will pay $400 million over approximately 11 years, with the Company responsible for 38.1% of the total amount (or approximately $152 million). All participating litigating subdivisions have dismissed their claims against the Company. The agreement does not include school districts or the claims of Cabell County and the City of Huntington.
With respect to the claims of Native American tribes, on September 28, 2021, the Company announced that the Distributors reached an agreement with the Cherokee Nation to pay approximately $75 million over 6.5 years to resolve opioid-related claims, of which the Company’s portion will be 38.1% (or approximately $29 million). The Company has also negotiated an agreement to resolve opioid-related claims brought by other Native American tribes. Under that agreement, which was executed on October 26, 2022, the Distributors will pay those other Native American tribes approximately $440 million over 6 years, of which the Company’s portion will be 38.1% (or, approximately $167 million). The agreement achieves broad resolution of opioid-related claims brought against the Distributors by federally recognized Native American tribes. Under these agreements, a minimum of 85% of the settlement payments must be used by the Native American tribes to remediate the opioid epidemic.
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
The Company’s estimated accrued liability for the opioid-related claims of governmental entities was as follows:

(In millions)	December 31, 2022	March 31, 2022
Current litigation liabilities (1)	$598	$1,046
Long-term litigation liabilities	6,642	7,220
Total litigation liabilities	$7,240	$8,266
(1)These amounts as of December 31, 2022 and March 31, 2022, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the three and nine months ended December 31, 2022, the Company paid $106 million and $1.0 billion, respectively, associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes. In conjunction with the payments made in the nine months ended December 31, 2022, all funds have been released from escrow.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Though the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals, as well as four cases brought in Canada (three by governmental or tribal entities and one by an individual). These claims, and those of private entities generally, are not included in the Settlement or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. One such case was brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeking to recover for damages allegedly arising from their family members’ abuse of prescription opioids; trial began on January 30, 2023. Poppell v. Cardinal Health, Inc., CE19-00472. In another, several hospitals brought suit in the Circuit Court of Conecuh County, Alabama; trial on the claims of eight of these hospitals is currently scheduled for July 2023. Fort Payne Hospital Corporation et al. v. McKesson Corp., CV-2021-900016. The Company has not concluded a loss is probable in any of these matters; nor is any possible loss or range of loss reasonably estimable.
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
III. State Opioid Statutes
In April 2018, the State of New York Opioid Stewardship Act (“OSA”) imposed an aggregate $100 million annual surcharge for 2017 and 2018 on all manufacturers and distributors licensed to sell or distribute opioids in New York. Pending resolution of a challenge to the OSA filed by the Healthcare Distribution Alliance (“HDA”), the Company accrued its estimated OSA surcharges as a $50 million provision in “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2021 and in “Other accrued liabilities” in the Consolidated Balance Sheet as of March 31, 2021. In December 2021, after the HDA challenge was dismissed, the Company paid $26 million for the 2017 OSA surcharge assessment. On May 18, 2022, the Company filed a lawsuit in New York state court challenging the constitutionality of the OSA. In November 2022, the Company received a 2018 OSA surcharge assessment of approximately $42 million, and therefore the Company accrued an additional $18 million provision in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2022. On December 14, 2022, the state court ruled that the OSA is constitutional. In December 2022, the Company paid $11 million as the first installment of the 2018 OSA surcharge assessment. The Company’s OSA challenge is pending before the New York Appellate Division. The Company reserves its rights and intends to vigorously challenge the OSA and the OSA surcharge assessments.
IV. Antitrust Settlements
In October 2022, the Company received proceeds of $129 million related to its share of an antitrust settlement. A lawsuit was filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company was not a named party to the litigation but was a member of the class of those who purchased directly from the pharmaceutical manufacturer. The Company recognized a gain in that amount within "Cost of sales" in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 related to the settlement.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
V. Environmental Matters
Primarily as a result of the operation of the Company’s former chemical businesses, which were fully divested by 1987, the Company is involved in various matters pursuant to environmental laws and regulations. The Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. For one such site, the Company was one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate U.S. Environmental Protection Agency (“EPA”) directive concerning natural resources damages to the Passaic River associated with the Company's Newark, New Jersey facility. In March 2016, the EPA selected a preferred remedy for this Lower Passaic River site with an estimated cost of approximately $1.4 billion. In December 2022, the Company entered into a Consent Decree with the EPA that is currently pending approval by the U.S. District Court for the District of New Jersey and requires the Company to pay $3 million, which had already been accrued for in the Condensed Consolidated Balance Sheets based on past estimated probable loss.
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
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
In December 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $972 million of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $972 million in cash to the financial institution and received an initial delivery of 2.2 million shares in December 2022. The transaction will be completed during the fourth quarter of fiscal 2023, at which point the Company expects to receive additional shares. The final number of shares repurchased and the average price per share paid will be determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a pre-negotiated discount.
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
In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. The Company received 4.8 million shares as the initial share settlement in the fourth quarter of fiscal 2022, and in May 2022, the Company received an additional 0.3 million shares upon the completion of this ASR program.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the three months ended December 31, 2022, the Company repurchased 2.7 million of the Company’s shares of common stock for $1.0 billion through open market transactions at an average price per share of $370.13. During the three months ended September 30, 2022, the Company repurchased 1.5 million of the Company’s shares of common stock for $524 million through open market transactions at an average price per share of $355.75. There were no open market share repurchases during the three months ended June 30, 2022.
During the three months ended December 31, 2021, the Company repurchased 3.3 million of the Company’s shares of common stock for $728 million through open market transactions at an average price per share of $223.89, of which $30 million was accrued at December 31, 2021 within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for share repurchases that were executed in late December 2021 and settled in early January 2022. During the three months ended September 30, 2021, the Company repurchased 1.4 million of the Company’s shares of common stock for $280 million through open market transactions at an average price per share of $203.20. There were no open market share repurchases during the three months ended June 30, 2021.
In July 2022, the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at December 31, 2022 was $3.8 billion.
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three and nine months ended December 31, 2022 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at September 30, 2022	$(1,254)	$109		$63	$(32)	$(1,114)
Other comprehensive income (loss) before reclassifications	96	(5)		8	18	117
Amounts reclassified to earnings and other (2)	280	(119)		(73)	10	98
Other comprehensive income (loss)	376	(124)	(3)	(65)	28	215
Less: amounts attributable to noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	376	(124)		(65)	28	215
Balance at December 31, 2022	$(878)	$(15)		$(2)	$(4)	$(899)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Primarily includes adjustments for amounts related to the divestiture of the E.U. disposal group in October 2022, including the impact of amounts previously attributed to the noncontrolling interest in McKesson Europe, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2023 and fiscal 2022 calculations of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Amounts reclassified to earnings and other includes a net income tax impact of $22 million.
(3)Amounts recorded for the three months ended December 31, 2022 include losses of $132 million related to net investment hedges from Euro-denominated notes and losses of $7 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit of $15 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(1,504)	$10		$27	$(67)	$(1,534)
Other comprehensive income (loss) before reclassifications	(360)	111		44	32	(173)
Amounts reclassified to earnings and other (2)	1,027	(136)		(73)	34	852
Other comprehensive income (loss)	667	(25)	(3)	(29)	66	679
Less: amounts attributable to noncontrolling interests	41	—		—	3	44
Other comprehensive income (loss) attributable to McKesson	626	(25)		(29)	63	635
Balance at December 31, 2022	$(878)	$(15)		$(2)	$(4)	$(899)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Primarily includes adjustments for amounts related to the divestitures of the E.U. disposal group in October 2022, including the impact of amounts previously attributed to the noncontrolling interest in McKesson Europe, and U.K. disposal group in April 2022, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2023 and fiscal 2022 calculations of charges to remeasure the assets and liabilities of the disposal groups to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Amounts reclassified to earnings and other includes a net income tax impact of $6 million.
(3)Amounts recorded for the nine months ended December 31, 2022 include net gains of $7 million related to net investment hedges from Euro-denominated notes and gains of $26 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $32 million and gains of $26 million reclassified to earnings related to previously de-designated British pound sterling notes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests and redeemable noncontrolling interests, by components for the three and nine months ended December 31, 2021 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at September 30, 2021	$(1,557)	$(25)		$21	$(104)	$(1,665)
Other comprehensive income (loss) before reclassifications	—	16		(6)	(1)	9
Amounts reclassified to earnings and other	—	—		—	(1)	(1)
Other comprehensive income (loss)	—	16	⁽²⁾	(6)	(2)	8
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(2)	—		—	—	(2)
Other comprehensive income (loss) attributable to McKesson	2	16		(6)	(2)	10
Balance at December 31, 2021	$(1,555)	$(9)		$15	$(106)	$(1,655)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended December 31, 2021 include gains of $23 million related to net investment hedges from Euro-denominated notes and losses of $2 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $5 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(1,361)	$(36)		$13	$(96)	$(1,480)
Other comprehensive income (loss) before reclassifications	(47)	21		(3)	5	(24)
Amounts reclassified to earnings and other	18	—		5	(3)	20
Other comprehensive income (loss)	(29)	21	⁽²⁾	2	2	(4)
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	7	(6)		—	—	1
Other comprehensive income (loss) attributable to McKesson	(36)	27		2	2	(5)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—		—	(12)	(170)
Balance at December 31, 2021	$(1,555)	$(9)		$15	$(106)	$(1,655)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(2)Amounts recorded for the nine months ended December 31, 2021 include gains of $34 million related to net investment hedges from Euro-denominated notes and gains of $3 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $10 million.
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
The RxTS segment serves McKesson’s biopharma and life sciences partners and helps solve medication access, affordability, and adherence challenges for patients. RxTS works across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma to deliver innovative solutions that help people get the medicine they need to live healthier lives. RxTS also offers prescription price transparency, benefit insight, dispensing support services, third-party logistics, and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
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
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s remaining operations in Europe provide distribution and services to wholesale, institutional, and retail customers in Norway where it owns, partners, or franchises with retail pharmacies. The Company’s Canadian operations deliver vital medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies. International segment assets at December 31, 2022 were $6.2 billion, a decrease from the end of fiscal 2022 primarily due to the completed divestitures of the E.U. disposal group in October 2022 and the U.K. disposal group in April 2022, along with unfavorable effects of foreign currency exchange fluctuations. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2022	2021	2022	2021
Segment revenues (1)
U.S. Pharmaceutical	$61,934	$55,041	$178,940	$158,471
Prescription Technology Solutions	1,121	1,031	3,205	2,844
Medical-Surgical Solutions	2,986	3,082	8,421	8,734
International	4,449	9,460	17,235	27,815
Total revenues	$70,490	$68,614	$207,801	$197,864

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$850	$744	$2,442	$2,186
Prescription Technology Solutions	136	129	400	361
Medical-Surgical Solutions (4)	328	308	883	679
International (5)	136	(668)	93	(761)
Subtotal	1,450	513	3,818	2,465
Corporate expenses, net (6)	67	(195)	49	(858)
Loss on debt extinguishment (7)	—	—	—	(191)
Interest expense	(69)	(41)	(169)	(135)
Income from continuing operations before income taxes	$1,448	$277	$3,698	$1,281
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 36% of the RxTS segment’s total revenues, less than 3% of the Medical-Surgical Solutions segment’s total revenues, and less than 8% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•cash receipts for the Company’s share of antitrust legal settlements of $129 million for the three and nine months ended December 31, 2022 and $46 million for the nine months ended December 31, 2021;
•a charge of $5 million and a credit of $33 million related to the last-in, first-out (“LIFO”) method of accounting for inventories for the three months ended December 31, 2022 and 2021, respectively, and credits of $31 million and $79 million for the nine months ended December 31, 2022 and 2021, respectively; and
•a gain of $142 million for the nine months ended December 31, 2022 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million, which is reflected within “Other income, net” in the Company’s Condensed Consolidated Statements of Operations.
(4)The Company’s Medical-Surgical Solutions segment’s operating profit for the nine months ended December 31, 2021 includes $164 million of inventory charges on certain personal protective equipment and other related products.
(5)The Company’s International segment’s operating profit (loss) includes the following:
•charges of $3 million and $240 million for the three and nine months ended December 31, 2022, respectively, and charges of $58 million and $400 million for the three and nine months ended December 31, 2021, respectively, to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell and, in fiscal 2022, to impair certain assets, including internal-use software that will not be utilized in the future, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•charges of $787 million for the three and nine months ended December 31, 2021 to remeasure the assets and liabilities of the U.K. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;” and
•a gain of $59 million for the nine months ended December 31, 2021 related to the sale of the Company’s Canadian health benefit claims management and plan administrative services business.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(6)Corporate expenses, net includes the following:
•credits of $34 million and $306 million for the three and nine months ended December 31, 2022, respectively, and credits of $32 million and charges of $117 million for the three and nine months ended December 31, 2021, respectively, primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•a gain of $126 million for the three and nine months ended December 31, 2022 related to a cash payment received for the early termination of a tax receivable agreement (“TRA”) exercised by Change Healthcare Inc. (“Change”) in October 2022 and was recorded within “Other income, net” in the Condensed Consolidated Statements of Operations. The Company was a party to a TRA entered into as part of the formation of the joint venture with Change, from which McKesson has since exited. The TRA generally required Change to pay McKesson 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the amortization allocated to Change by the joint venture. In October 2022, Change exercised its right pursuant to the TRA to terminate the agreement;
•a gain of $97 million for the three and nine months ended December 31, 2022 from the termination of fixed interest rate swaps accounted for as cash flow hedges, as discussed in more detail in Financial Note 10, “Hedging Activities;”
•charges of $193 million for the nine months ended December 31, 2021, related to the Company’s estimated liability for opioid-related claims, as discussed in more detail in Financial Note 12, “Commitments and Contingent Liabilities;”
•charges of $9 million and $33 million for the three months ended December 31, 2022 and 2021, respectively, and charges of $37 million and $104 million for the nine months ended December 31, 2022 and 2021, respectively, of opioid-related costs, primarily litigation expenses;
•restructuring charges of $90 million for the nine months ended December 31, 2021 primarily due to the transition to a partial remote work model for certain employees; and
•net losses of $24 million and net gains of $104 million for the nine months ended December 31, 2022 and 2021, respectively, associated with certain of the Company’s equity investments.
(7)Loss on debt extinguishment for the nine months ended December 31, 2021 consists of a charge of $191 million related to the Company’s July 2021 tender offer to redeem a portion of its existing debt, as discussed in more detail in Financial Note 8, “Debt and Financing Activities.”

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
We report our financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects and the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes.

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
•Prescription Technology Solutions is a reportable segment that combines automation and our ability to navigate the healthcare ecosystem to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies to address patients’ medication access, affordability, and adherence challenges. RxTS also offers prescription price transparency, benefit insight, dispensing support services, third-party logistics and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the United States (“U.S.”).
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. During fiscal 2023, we completed transactions to sell certain of our businesses in the European Union (“E.U.”) in October 2022, and our retail and distribution businesses in the United Kingdom (“U.K.”) in April 2022. In the fourth quarter of fiscal 2022, we completed the sale of our Austrian business. These divestitures are further described in the “European Divestiture Activities” section below. Subsequent to these divestiture activities, our remaining European business operations are in Norway.
Business Acquisitions and Divestitures
Rx Savings Solutions, LLC
On November 1, 2022, we completed the acquisition of 100% of the shares of Rx Savings Solutions, LLC (“RxSS”), a privately-owned company headquartered in Overland Park, Kansas, to expand on connecting our biopharma and payer services to patients. RxSS is a prescription price transparency and benefit insight company that offers affordability and adherence solutions to health plans and employers. The purchase consideration included a payment of $600 million in cash made upon closing and a maximum of $275 million of contingent consideration based on RxSS’ operational and financial performance through calendar year 2025. The payment made upon closing was funded from cash on hand, and we recorded a liability of $92 million as of the acquisition date representing the estimated fair value of the contingent consideration. The financial results of RxSS are included in our RxTS segment as of the acquisition date. The transaction was accounted for as a business combination.
Oncology Research Business
On October 31, 2022, we completed a transaction with HCA Healthcare, Inc. (“HCA”) to form an oncology research business, combining our U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”) based in Nashville, Tennessee, to advance cancer care and increase access to oncology clinical research. Upon consummation of the transaction, we own a 51% controlling interest in the combined business, and the financial results are consolidated and reported within our U.S. Pharmaceutical segment as of the acquisition date. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA, which was funded from cash on hand. The transaction was accounted for as a business combination.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
European Divestiture Activities
On October 31, 2022, we completed the previously announced transaction to sell certain of our businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. As part of the transaction, we received cash proceeds of $892 million and divested net assets of $1.3 billion, including cash of $319 million, derecognized the carrying value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) of $382 million, and released $153 million of net accumulated other comprehensive loss. For the three months ended December 31, 2022 and 2021, we recorded net gains of $31 million and charges of $26 million, respectively, and for the nine months ended December 31, 2022 and 2021, we recorded net gains of $66 million and charges of $517 million, respectively, in total operating expenses to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell. The fiscal 2022 charges also included impairments of certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole, and a $230 million loss related to the accumulated other comprehensive income balances associated with our E.U. disposal group, driven by declines in the Euro.
On April 6, 2022, we completed the previously announced sale of our retail and distribution businesses in the U.K. (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. As part of the transaction, we divested net assets of $615 million and released $731 million of accumulated other comprehensive loss. During the three and nine months ended December 31, 2021, we recorded charges totaling $823 million within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations to remeasure the U.K. disposal group to fair value less costs to sell. The remeasurement adjustment included a $731 million loss related to the accumulated other comprehensive loss balances associated with the U.K. disposal group, driven by declines in the British pound sterling.
On January 31, 2022, we completed the sale of our Austrian business to Quadrifolia Management GmbH in a management-led buyout for a purchase price of €244 million (or, approximately $276 million), including certain adjustments. In the three and nine months ended December 31, 2021, we recognized a loss of $30 million to remeasure the assets and liabilities of the business to fair value less costs to sell. The charge was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations.
As of December 31, 2022, we had no assets or liabilities related to these European divestiture activities that met the classification of held for sale in the Condensed Consolidated Balance Sheet.
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information regarding these acquisition and divestiture transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended December 31, 2022.
•On November 1, 2022, we completed our acquisition of RxSS. The purchase consideration included a payment of $600 million in cash made upon closing and a maximum of $275 million of contingent consideration, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On October 31, 2022, we completed a transaction with HCA to form an oncology research business. The transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On October 31, 2022, we completed the sale of our E.U. disposal group and received net cash proceeds of $892 million, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•In October 2022, we received $129 million related to our share of an antitrust settlement. This amount was recorded as a gain within “Cost of sales” in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•In October 2022, we received $126 million due to early termination of our tax receivable agreement with Change Healthcare Inc. (“Change”). This amount was recorded as a gain within “Other income, net” in the Condensed Consolidated Statements of Operations within Corporate;
•During the third quarter of fiscal 2023, we terminated our $500 million notional fixed interest rate swaps and recognized a gain on the termination of $97 million in “Other income, net” for the three and nine months ended December 31, 2022 in the Condensed Consolidated Statements of Operations within Corporate;
•McKesson continues to play a leading role in the fight against the pandemic disease caused by the SARS-CoV-2 coronavirus (“COVID-19”). For a more in-depth discussion of how COVID-19 impacted our business, operations, financial results, and outlook, refer to the COVID-19 section of "Trends and Uncertainties" included below;
•For the three months ended December 31, 2022 compared to the prior year, revenues increased by 3%, gross profit decreased by 7%, total operating expenses decreased by 38%, and other income, net increased by $256 million. For the nine months ended December 31, 2022 compared to the prior year, revenues increased by 5%, gross profit decreased by 5%, total operating expenses decreased by 30%, and other income, net increased by 131%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•On November 7, 2022, we entered into a syndicated $4 billion five-year senior unsecured credit facility (the “2022 Credit Facility”), which has a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling and Euro. The 2022 Credit Facility matures in November 2027 and replaced our previous syndicated senior unsecured credit facility which was scheduled to mature in September 2024;
•Concurrent with our entry into the 2022 Credit Facility, on November 7, 2022, we entered into a Credit Agreement (the “2022 Term Loan Credit Facility”) which provides an unsecured delayed draw term loan facility up to $500 million. The 2022 Term Loan Credit Facility will mature in November 2025. We drew $500 million of cash on the term loan in December 2022 which can be used for general corporate purposes;
•On December 15, 2022, we retired our $400 million outstanding principal amount of 2.70% notes upon maturity. These notes were repaid using cash on hand;
•During the third quarter of fiscal 2023, we entered into cross-currency fixed-to-fixed interest rate swaps with total notional amounts of €1.1 billion to hedge changes in the fair value of our underlying Euro-denominated notes resulting from changes in benchmark interest rates and foreign currency exchange rates. In connection with the sale of the E.U. disposal group in October 2022, we de-designated our €1.1 billion of Euro-denominated notes as net investment hedges upon divestiture of the E.U. disposal group;
•Diluted earnings (loss) per common share from continuing operations attributable to McKesson Corporation increased to $7.65 from $(0.04) in the three months ended December 31, 2022 and increased to $19.32 from $4.81 in the nine months ended December 31, 2022 compared to the prior year, primarily driven by year-over-year favorability from higher remeasurement charges of the U.K. and E.U. disposal groups recorded in the prior year, and a lower share count due to the cumulative effect of share repurchases; and
•We returned $3.7 billion of cash to shareholders during the nine months ended December 31, 2022 through $3.5 billion of common stock repurchases both under accelerated share repurchase (“ASR”) programs as well as through open market transactions and $216 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at December 31, 2022 was $3.8 billion.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The Impact of Inflationary and Global Events
Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including rising interest rates, inflation, increased competition for talent, and disruption of the supply chain, as well as by political or civil unrest or military action, including indirect results such as commodity price increases from the conflict between Russia and Ukraine (“Russo-Ukrainian War”). Cost inflation generally affects us by increasing transportation, operational, and other administrative costs associated with our business operations which we might not be able to fully pass along to our customers. Although it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material impact on our results of operations, financial condition, or liquidity for the three and nine months ended December 31, 2022.
COVID-19
COVID-19 has continued to evolve since it was declared a global pandemic by the World Health Organization on March 11, 2020. We continue to evaluate the nature and extent of the ongoing impacts of COVID-19 on our business, operations, and financial results. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2022 Annual Report for additional disclosure of trends and uncertainties due to COVID-19. The disclosures below include significant updates that occurred during the first nine months of fiscal 2023 and the financial impacts compared to fiscal 2022.
Our Role in the Distribution of COVID-19 Vaccines and Ancillary Supply Kits
As a diversified healthcare services leader, we are well positioned to respond to the COVID-19 pandemic in the U.S., Canada, and, Europe, prior to the divestiture of the E.U. disposal group. We work closely with national and local governments, agencies, and industry partners to ensure that available supplies, including personal protective equipment (“PPE”), and medicine reach our customers and their patients.
In December 2020, we began distributing certain COVID-19 vaccines in support of the U.S. government through a contract with the Centers for Disease Control and Prevention (“CDC”). In July 2022, we renewed our relationship with the CDC, under which we serve as a centralized distributor of COVID-19 vaccines and ancillary supplies used to administer vaccines. The results of operations related to our vaccine distribution are reflected in our U.S. Pharmaceutical segment. We operate under a contract to manage the assembly, storage, and distribution of ancillary supply kits as directed by the Department of Health and Human Services (“HHS”), the results of which are reflected in our Medical-Surgical Solutions segment.
McKesson Canada and McKesson Europe, prior to the divestiture of the E.U. disposal group, support governments and public health entities through distributing COVID-19 vaccines and administering them in pharmacies as well as distributing COVID-19 tests and certain PPE.
Trends in our Business
We observed growth in prescription volumes within our U.S. Pharmaceutical segment and stability in patient visits in our primary care business within our Medical-Surgical Solutions segment during the three and nine months ended December 31, 2022 compared to the same prior year periods. The contributions from COVID-19 tests and our vaccine and related kitting distribution programs have decreased year over year primarily driven by lower demand.
Impacts to our Supply Chain
We continue to monitor and address the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we proactively work with manufacturers, industry partners, and government agencies to meet the needs of our customers. During the first nine months of fiscal 2023, we had an increase in supply chain costs primarily related to transportation and labor; however, this did not materially impact our results of operations for the three and nine months ended December 31, 2022. As potential shortages or disruptions of any products are identified, we address supply continuity which includes securing additional products when available, sourcing back-up products when needed, and following allocation procedures to maintain and protect supply as much as possible. We utilize business continuity action planning to maintain and protect operations across all locations and facilities.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Impact to our Results of Operations, Financial Condition, and Liquidity
For the three months ended December 31, 2022, COVID-19 tests and the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $211 million and $72 million to segment revenues and segment operating profit, respectively, and for the three months ended December 31, 2021, contributed approximately $544 million and $118 million to segment revenues and segment operating profit, respectively. For the nine months ended December 31, 2022, the contribution was approximately $639 million and $186 million to segment revenues and segment operating profit, respectively, and for the nine months ended December 31, 2021, the contribution was approximately $1.4 billion to segment revenues and, including total inventory charges that are further described below, increased our segment operating profit by approximately $121 million.
The distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment decreased during the third quarter and first nine months of fiscal 2023 when compared to the same prior year periods. The contribution was less than 10% to segment operating profit for each of the three and nine months ended December 31, 2022 and 2021. The financial impact from our COVID-19 response efforts in the International segment during the three and nine months ended December 31, 2022 and 2021 was not material to our consolidated or segment operating results.
Additionally, we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment during the nine months ended December 31, 2021. We have taken measures to mitigate risks for market price volatility and changes to anticipated customer demand that may require additional write-downs in future periods of other PPE and related product categories.
Excluding the prior year inventory charges on certain PPE and other related products for the nine months ended December 31, 2021 mentioned above, these COVID-19 related items had a net unfavorable impact on consolidated income from continuing operations before income taxes for the three and nine months ended December 31, 2022 compared to the same prior year periods, primarily driven by lower demand for COVID-19 tests as well as COVID-19 vaccines and related ancillary supply kits.
During the three and nine months ended December 31, 2022 and 2021, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic.
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
The Company and two other national pharmaceutical distributors (collectively “Distributors”) settled with 46 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, “Settling Governmental Entities”) effective on April 2, 2022 (“Settlement”). Under the Settlement, the Distributors will pay the Settling Governmental Entities up to approximately $19.5 billion over 18 years, with up to approximately $7.4 billion to be paid by the Company for its 38.1% portion. Consent judgments have been entered in all participating states and territories, and approximately 2,300 cases have been dismissed pursuant to the Settlement. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and is payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Settlement provides that the Distributors do not admit liability or wrongdoing and do not waive any defenses.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Our total estimated liability for opioid-related claims was $7.2 billion as of December 31, 2022, of which $598 million was included in “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	2021	Change		2022	2021	Change
Revenues	$70,490	$68,614	3%		$207,801	$197,864	5%
Gross profit	3,174	3,428	(7)		9,292	9,812	(5)
Gross profit margin	4.50%	5.00%	(50)	bp	4.47%	4.96%	(49)	bp
Total operating expenses	$(1,933)	$(3,130)	(38)%		$(5,891)	$(8,407)	(30)%
Total operating expenses as a percentage of revenues	2.74%	4.56%	(182)	bp	2.83%	4.25%	(142)	bp
Other income, net	$276	$20	—%		$466	$202	131%
Loss on debt extinguishment	—	—	—		—	(191)	(100)
Interest expense	(69)	(41)	68		(169)	(135)	25
Income from continuing operations before income taxes	1,448	277	423		3,698	1,281	189
Income tax expense	(329)	(238)	38		(799)	(396)	102
Reported income tax rate	(22.7)%	(85.9)%	6,320	bp	(21.6)%	(30.9)%	930	bp
Income from continuing operations	$1,119	$39	—%		$2,899	$885	228%
Income (loss) from discontinued operations, net of tax	1	—	—		(3)	(3)	—
Net income	1,120	39	—		2,896	882	228
Net income attributable to noncontrolling interests	(41)	(46)	(11)		(123)	(136)	(10)
Net income (loss) attributable to McKesson Corporation	$1,079	$(7)	—%		$2,773	$746	272%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$7.65	$(0.04)	—%		$19.32	$4.81	302%
Discontinued operations	0.01	—	—		(0.02)	(0.02)	—
Total	$7.66	$(0.04)	—%		$19.30	$4.79	303%

Weighted-average diluted common shares outstanding	141.0	151.6	(7)%		143.7	155.8	(8)%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three and nine months ended December 31, 2022 compared to the same prior year periods largely due to market growth in our U.S. Pharmaceutical segment. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was partially offset by lower revenues in our International segment driven by the completed divestitures of our U.K. and E.U. disposal groups, our Austrian business, and unfavorable effects of foreign currency exchange fluctuations.
Gross Profit
Gross profit decreased for the three and nine months ended December 31, 2022 compared to the same prior year periods primarily in our International segment driven by the completed divestitures of our U.K. and E.U. disposal groups, our Austrian business, and unfavorable effects of foreign currency exchange fluctuations, partially offset by growth of specialty pharmaceuticals in our U.S. Pharmaceutical segment. For the nine months ended December 31, 2022, the decrease was partially offset by an increase in gross profit in our Medical-Surgical Solutions segment due to prior year inventory charges on certain PPE and other related products and favorability in our primary care business. Gross profit for the nine months ended December 31, 2022 was also favorably impacted by increased volume with new and existing customers in our RxTS segment.
For the three and nine months ended December 31, 2022, we recognized a gain of $129 million and for the nine months ended December 31, 2021, we recognized a gain of $46 million related to our share of antitrust settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statement of Operations within our U.S. Pharmaceutical segment.
A last-in, first-out (“LIFO”) inventory charge of $5 million and a credit of $33 million were recognized during the three months ended December 31, 2022 and 2021, and credits of $31 million and $79 million were recognized during the nine months ended December 31, 2022 and 2021, respectively. LIFO credits were lower in the first nine months of fiscal 2023 compared to the same prior year period primarily due to higher expected brand inflation. Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO adjustment is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO credit. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and nine months ended December 31, 2022 and 2021 is as follows:
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
•Restructuring, impairment, and related charges, net: Restructuring charges are incurred for programs in which we change our operations, the scope of a business undertaken by our business units, or the manner in which that business is conducted, as well as long-lived asset impairments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2022	2021	Change		2022	2021	Change
Selling, distribution, general, and administrative expenses	$1,903	$3,105	(39)%		$5,812	$8,006	(27)%
Claims and litigation charges, net	(1)	7	114		(5)	193	103
Restructuring, impairment, and related charges, net	31	18	72		84	208	(60)
Total operating expenses	$1,933	$3,130	(38)%		$5,891	$8,407	(30)%
Percent of revenues	2.74%	4.56%	(182)	bp	2.83%	4.25%	(142)	bp
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three and nine months ended December 31, 2022, total operating expenses and total operating expenses as a percentage of revenues decreased compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and nine months ended December 31, 2022 reflects lower operating expenses due to the completed divestitures of our U.K. and E.U. disposal groups in April 2022 and October 2022, respectively;
•SDG&A for the three and nine months ended December 31, 2022 includes gains of $31 million and $66 million, respectively, and for the three and nine months ended December 31, 2021 includes charges of $26 million and $517 million, respectively, to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell. The charges for the nine months ended December 31, 2021 include a $230 million loss related to the accumulated other comprehensive income balances associated with the E.U. disposal group, driven by declines in the Euro;
•SDG&A for the three and nine months ended December 31, 2021 includes charges totaling $823 million to remeasure the assets and liabilities of our U.K. disposal group to fair value less costs to sell. The remeasurement adjustment includes a $731 million loss related to the accumulated other comprehensive income balances associated with the U.K. disposal group, driven by declines in the British pound sterling;
•SDG&A for the for the nine months ended December 31, 2021 includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business;
•SDG&A for the three months ended December 31, 2022 and 2021 includes charges of $9 million and $33 million, respectively, and for the nine months ended December 31, 2022 and 2021 includes charges of $37 million and $104 million, respectively, of opioid-related costs, primarily litigation expenses;
•Claims and litigation charges, net for fiscal 2023 was not material and for the three and nine months ended December 31, 2021 includes charges of $7 million and $193 million, respectively, related to our estimated liability for opioid-related claims of government entities, including Native American tribes. Refer to the Opioid-Related Litigation and Claims section of "Trends and Uncertainties" for further discussion;
•Restructuring, impairment, and related charges, net for fiscal 2023 was not material, and for the three and nine months ended December 31, 2021 includes charges of $5 million and $115 million, respectively, related to our transition to a partial remote work model approved during the first quarter of fiscal 2022 as further described below; and
•Total operating expenses were favorably impacted by foreign currency exchange fluctuations for the three and nine months ended December 31, 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis and at an interim date, if indicators of potential impairment exist. During the first quarter of fiscal 2023, we voluntarily changed our annual goodwill impairment testing date from October 1st to April 1st to align with the change in timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. Refer to Financial Note 7, “Goodwill and Intangible Assets, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
The annual impairment testing performed in fiscal 2023 and fiscal 2022 did not indicate any impairment of goodwill and no goodwill impairment charges were recorded during the three and nine months ended December 31, 2022 and 2021. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
Restructuring Initiatives and Long-Lived Asset Impairments
We recorded restructuring, impairment, and related charges of $31 million and $18 million for the three months ended December 31, 2022 and 2021, respectively, and $84 million and $208 million for the nine months ended December 31, 2022 and 2021, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the first quarter of fiscal 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of our office space in North America. Where we ceased using office space, we exited the portion of the facility no longer used. We also retained and repurposed certain other office locations. We recorded charges of $5 million and $115 million for the three and nine months ended December 31, 2021, respectively, primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially completed in fiscal 2022 and remaining costs we recorded and expect to record under this initiative are not material.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net increased for the three and nine months ended December 31, 2022 compared to the same prior year periods primarily due to:
•a gain in the third quarter of fiscal 2023 of $126 million due to the cash received for the early termination of a tax receivable agreement (“TRA”) entered into as part of the formation of the joint venture with Change, from which McKesson has now exited. This gain was recorded within Corporate expenses, net;
•a gain in the third quarter of fiscal 2023 of $97 million from the termination of fixed interest rate swaps accounted for as cash flow hedges within Corporate expenses, net;
•a gain in the second quarter of fiscal 2023 of $142 million related to the exit of one of our investments in equity securities held within our U.S. Pharmaceutical segment; and
•a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year periods.
These gains were partially offset by prior year net gains from our equity investments held within Corporate of $104 million recognized for the nine months ended December 31, 2021 compared to net losses of $24 million recognized for the nine months ended December 31, 2022. Refer to Note 11, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Loss on Debt Extinguishment
The loss on debt extinguishment recorded for the nine months ended December 31, 2021 of $191 million includes premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred of $9 million, and was driven by our July 2021 tender offer to redeem a portion of our then-existing debt. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Interest Expense
Interest expense increased for the three and nine months ended December 31, 2022 compared to the same prior year periods primarily due to the unfavorable impact of higher interest rates, and unfavorable impacts from changes in our derivative portfolio as a result of our European divestiture activities. For the nine months ended December 31, 2022, this was partially offset by a decrease in interest expense driven by lower existing debt due to our tender offer in late July 2021. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
For the three months ended December 31, 2022 and 2021, we recorded income tax expense of $329 million and $238 million, respectively. For the nine months ended December 31, 2022 and 2021, we recorded income tax expense of $799 million and $396 million, respectively. Our reported income tax rates were 22.7% and 85.9% for the three months ended December 31, 2022 and 2021, respectively, and 21.6% and 30.9% for the nine months ended December 31, 2022 and 2021, respectively. Fluctuations in our reported income tax rates are primarily due to non-cash charges related to remeasuring the value of our E.U. and U.K. disposal groups held for sale to fair value less costs to sell in fiscal 2022, changes in our business mix of earnings between various taxing jurisdictions, and discrete tax benefits recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended December 31, 2022 and 2021 primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson was obligated to pay to the noncontrolling shareholders of McKesson Europe under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”) through its divestiture in October 2022. For the third quarter of fiscal 2023, noncontrolling interests also includes the proportionate results of our newly formed oncology research business from its acquisition date. Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable and noncontrolling interests during the third quarter of fiscal 2023 and the first quarter of fiscal 2022.
Net Income (Loss) Attributable to McKesson Corporation
Net income (loss) attributable to McKesson Corporation was $1.1 billion and $(7) million for the three months ended December 31, 2022 and 2021, respectively, and $2.8 billion and $746 million for the nine months ended December 31, 2022 and 2021, respectively. Diluted earnings (loss) per common share attributable to McKesson Corporation was $7.66 and $(0.04) for the three months ended December 31, 2022 and 2021, respectively, and $19.30 and $4.79 for the nine months ended December 31, 2022 and 2021, respectively. Diluted loss per common share attributable to McKesson Corporation for the three months ended December 31, 2021 was calculated excluding dilutive securities from the denominator due to their anti-dilutive effects.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share were calculated based on a weighted-average number of shares outstanding of 141.0 million and 151.6 million for the three months ended December 31, 2022 and 2021, respectively, and 143.7 million and 155.8 million for the nine months ended December 31, 2022 and 2021, respectively. Weighted-average diluted shares outstanding for the three and nine months ended December 31, 2022 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Segment revenues
U.S. Pharmaceutical	$61,934	$55,041	13%	$178,940	$158,471	13%
Prescription Technology Solutions	1,121	1,031	9	3,205	2,844	13
Medical-Surgical Solutions	2,986	3,082	(3)	8,421	8,734	(4)
International	4,449	9,460	(53)	17,235	27,815	(38)
Total revenues	$70,490	$68,614	3%	$207,801	$197,864	5%
U.S. Pharmaceutical
Three Months Ended December 31, 2022 vs. 2021
U.S. Pharmaceutical revenues for the three months ended December 31, 2022 increased $6.9 billion or 13% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $6.6 billion and sales to specialty practices and other, which reflects the results for the distribution of COVID-19 vaccines, increased $305 million. Overall, these increases were primarily due to market growth, including growth in specialty pharmaceuticals driven by higher volumes from retail national account customers, higher volumes from other existing customers, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions and unfavorability from one less sales day this quarter compared to the same prior year period.
Nine Months Ended December 31, 2022 vs. 2021
U.S. Pharmaceutical revenues for the nine months ended December 31, 2022 increased $20.5 billion or 13% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $19.6 billion and sales to specialty practices and other, which reflects the results for the distribution of COVID-19 vaccines, increased $855 million. Overall, these increases were primarily due to market growth, including growth in specialty pharmaceuticals driven by higher volumes from retail national account customers, higher volumes from other existing customers, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended December 31, 2022 vs. 2021
RxTS revenues for the three months ended December 31, 2022 increased $90 million or 9% compared to the same prior year period due to increased volumes with new and existing customers primarily in our third-party logistics and wholesale distribution services as well as higher technology service revenues.
Nine Months Ended December 31, 2022 vs. 2021
RxTS revenues for the nine months ended December 31, 2022 increased $361 million or 13% compared to the same prior year period due to increased volumes with new and existing customers primarily in our third-party logistics and wholesale distribution services as well as higher technology service revenues.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Medical-Surgical Solutions
Three Months Ended December 31, 2022 vs. 2021
Medical-Surgical Solutions revenues for the three months ended December 31, 2022 decreased $96 million or 3% compared to the same prior year period. Within the segment, sales to primary care and extended care customers decreased $30 million and $5 million, respectively. The decrease in our primary care business was driven by lower sales of COVID-19 tests, partially offset by underlying core business growth. Other sales declined $61 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
Nine Months Ended December 31, 2022 vs. 2021
Medical-Surgical Solutions revenues for the nine months ended December 31, 2022 decreased $313 million or 4% compared to the same prior year period. Within the segment, sales to primary care and extended care customers decreased $170 million and $3 million, respectively. The decrease in our primary care business was driven by lower sales of COVID-19 tests, partially offset by underlying core business growth including higher sales of flu test kits. Other sales declined $140 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
Three Months Ended December 31, 2022 vs. 2021
International revenues for the three months ended December 31, 2022 decreased $5.0 billion or 53% compared to the same prior year period. Within the segment, foreign currency exchange fluctuations were unfavorable by $461 million and sales in Europe declined by $4.9 billion, partially offset by increased sales in Canada of $318 million. Excluding the unfavorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 48% largely due to the completed divestitures of our U.K. and E.U. disposal groups, and Austrian business.
Nine Months Ended December 31, 2022 vs. 2021
International revenues for the nine months ended December 31, 2022 decreased $10.6 billion or 38% compared to the same prior year period. Within the segment, foreign currency exchange fluctuations were unfavorable by $1.7 billion and sales in Europe declined by $9.6 billion, partially offset by increased sales in Canada of $718 million. Excluding the unfavorable effects of foreign currency exchange fluctuations, revenues for this segment decreased 32% largely due to the completed divestitures of our U.K. and E.U. disposal groups, and Austrian business.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2022	2021	Change		2022	2021	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$850	$744	14%		$2,442	$2,186	12%
Prescription Technology Solutions	136	129	5		400	361	11
Medical-Surgical Solutions (3)	328	308	6		883	679	30
International (4)	136	(668)	120		93	(761)	112
Subtotal	1,450	513	183		3,818	2,465	55
Corporate expenses, net (5)	67	(195)	134		49	(858)	106
Loss on debt extinguishment (6)	—	—	—		—	(191)	(100)
Interest expense	(69)	(41)	68		(169)	(135)	25
Income from continuing operations before income taxes	$1,448	$277	423%		$3,698	$1,281	189%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.37%	1.35%	2	bp	1.36%	1.38%	(2) bp
Prescription Technology Solutions	12.13	12.51	(38)		12.48	12.69	(21)
Medical-Surgical Solutions	10.98	9.99	99		10.49	7.77	272
International	3.06	(7.06)	1,012		0.54	(2.74)	328
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•cash receipts for our share of antitrust legal settlements of $129 million for the three and nine months ended December 31, 2022 and $46 million for the nine months ended December 31, 2021;
•a charge related to the LIFO method of accounting for inventories of $5 million and a credit of $33 million for the three months ended December 31, 2022 and 2021, respectively, and credits of $31 million and $79 million for the nine months ended December 31, 2022 and 2021, respectively; and
•a gain of $142 million related to the exit of one of our investments in equity securities in July 2022 for the nine months ended December 31, 2022.
(3)Operating profit for our Medical-Surgical Solutions segment for the nine months ended December 31, 2021 includes $164 million of inventory charges on certain PPE and other related products.
(4)Operating profit for our International segment includes the following:
•charges of $3 million and $240 million for the three and nine months ended December 31, 2022, respectively, and charges of $58 million and $400 million for the three and nine months ended December 31, 2021, respectively, to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell and, in fiscal 2022, to impair certain assets, including internal-use software that will not be utilized in the future;
•charges of $787 million for the three and nine months ended December 31, 2021 to remeasure the assets and liabilities of our U.K. disposal group to fair value less costs to sell; and
•a gain of $59 million for the nine months ended December 31, 2021 related to the sale of our Canadian health benefit claims management and plan administrative services business.
(5)Corporate expenses, net includes the following:
•credits of $34 million and $306 million for the three and nine months ended December 31, 2022, respectively, and a credit of $32 million and a charge of $117 million for the three and nine months ended December 31, 2021, respectively, primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group;
•a gain of $126 million for the three and nine months ended December 31, 2022 related to the cash payment received for the early termination of our TRA with Change;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•a gain of $97 million for the three and nine months ended December 31, 2022 from the termination of fixed interest rate swaps accounted for as cash flow hedges;
•a net loss of $24 million and a net gain of $104 million for the nine months ended December 31, 2022 and 2021, respectively, associated with certain of our equity investments;
•charges of $9 million and $33 million for the three months ended December 31, 2022 and 2021, respectively, and charges of $37 million and $104 million for the nine months ended December 31, 2022 and 2021, respectively, of opioid-related costs, primarily litigation expenses;
•charges of $193 million for the nine months ended December 31, 2021 related to our estimated liability for opioid-related claims; and
•restructuring charges of $90 million for the nine months ended December 31, 2021 primarily due to the transition to a partial remote work model for certain employees.
(6)Loss on debt extinguishment for the nine months ended December 31, 2021 consists of a charge of $191 million related to our July 2021 tender offer to redeem a portion of our existing debt.
U.S. Pharmaceutical
Three Months Ended December 31, 2022 vs. 2021
Operating profit for this segment increased for the three months ended December 31, 2022 compared to the same prior year period primarily due to an increase in net cash proceeds received of $129 million representing our share of antitrust legal settlements, and growth in specialty pharmaceuticals, partially offset by a decrease in our LIFO adjustment from a credit in the prior year period to a charge in the third quarter of 2023.
Nine Months Ended December 31, 2022 vs. 2021
Operating profit for this segment increased for the nine months ended December 31, 2022 compared to the same prior year period primarily due to a gain recognized from the exit of one of our investments in equity securities in July 2022, growth in specialty pharmaceuticals, and cash proceeds received representing our share of antitrust legal settlements. This was partially offset by a decrease in our LIFO credits, and a decrease in the contribution from our COVID-19 vaccine distribution program.
Prescription Technology Solutions
Three Months Ended December 31, 2022 vs. 2021
Operating profit for this segment increased for the three months ended December 31, 2022 compared to the same prior year period primarily driven by increased volumes with new and existing customers due to growth in our access, affordability, and adherence solutions.
Nine Months Ended December 31, 2022 vs. 2021
Operating profit for this segment increased for the nine months ended December 31, 2022 compared to the same prior year period primarily driven by increased volumes with new and existing customers due to growth in our access, affordability, and adherence solutions.
Medical-Surgical Solutions
Three Months Ended December 31, 2022 vs. 2021
Operating profit for this segment increased for the three months ended December 31, 2022 compared to the same prior year period due to favorability in our primary care business, partially offset by lower sales of COVID-19 tests, and a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
Nine Months Ended December 31, 2022 vs. 2021
Operating profit for this segment increased for the nine months ended December 31, 2022 compared to the same prior year period largely due to favorability in our core primary care business, and prior year inventory charges on certain PPE and other related products, partially offset by lower sales of COVID-19 tests, and a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
International
Three Months Ended December 31, 2022 vs. 2021
Operating profit for this segment for the three months ended December 31, 2022 compared to operating loss in the same prior year period was largely due to the favorable impact of our divestitures of the U.K. and E.U. disposal groups and our Austrian business, primarily as a result of higher remeasurement charges recorded in the prior year.
Nine Months Ended December 31, 2022 vs. 2021
Operating profit for this segment for the nine months ended December 31, 2022 compared to operating loss in the same prior year period was due to the favorable impact of our divestitures of the U.K. and E.U. disposal groups and our Austrian business, primarily as a result of higher remeasurement charges recorded in the prior year, as well as lower restructuring expenses due to optimization programs in Canada. This was partially offset by a gain recognized in the prior year from the sale of our Canadian health benefit claims management and plan administrative services business.
Corporate Expenses, Net
Three Months Ended December 31, 2022 vs. 2021
Corporate expenses, net decreased for the three months ended December 31, 2022 compared to the same prior year period primarily due to gains of $126 million related to the cash payment received for the early termination of our TRA with Change and $97 million from the termination of fixed interest rate swaps accounted for as cash flow hedges.
Nine Months Ended December 31, 2022 vs. 2021
Corporate expenses, net decreased for the nine months ended December 31, 2022 compared to the same prior year period primarily due to:
•year-over-year favorability from the fair value remeasurement of our E.U. and U.K. disposal groups;
•lower charges related to our estimated liability for opioid-related claims;
•a gain related to the cash payment received for the early termination of our TRA with Change;
•a gain related to the termination of fixed interest rate swaps accounted for as cash flow hedges;
•a decrease in opioid-related costs, primarily litigation expenses;
•prior year restructuring charges for the transition to a partial remote work model for certain employees; and
•a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year periods.
These were partially offset by net losses from our equity investments compared to net gains in the prior year period.
Business Combinations
Refer to the Business Acquisitions and Divestitures section of the “Overview of our Business” within this Financial Review and Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for our disclosures on business combinations.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized with access to liquidity from our $4.0 billion revolving credit facility. At December 31, 2022, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Nine Months Ended December 31,
(Dollars in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$1,834	$1,547	$287
Investing activities	(298)	(272)	(26)
Financing activities	(3,178)	(4,332)	1,154
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	35	(20)
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale (1)	470	(215)	685
Net change in cash, cash equivalents, and restricted cash	$(1,157)	$(3,237)	$2,080
(1)The fiscal 2023 change reflects a reversal of cash, cash equivalents, and restricted cash previously classified within assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information.
Operating Activities
Operating activities provided cash of $1.8 billion and $1.5 billion during the nine months ended December 31, 2022 and 2021, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory purchases, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the nine months ended December 31, 2022 were affected by net income adjusted for non-cash items and changes in receivables, drafts and accounts payables, and inventories classified as held for sale. Refer Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our European divestiture activities. Operating activities for the nine months ended December 31, 2022 were affected by net income of $2.9 billion, increases in drafts and accounts payable of $3.5 billion, receivables of $2.2 billion, and inventories of $2.2 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $1.0 billion due to payments made during the first nine months of fiscal 2023 associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes. Operating activities for the nine months ended December 31, 2022 were also impacted by our share of antitrust legal settlements of $129 million, cash payment received for the early termination of our TRA with Change of $126 million, and proceeds from the termination of fixed interest rate swaps accounted for as cash flow hedges of $97 million.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Investing Activities
Investing activities used cash of $298 million and $272 million during the nine months ended December 31, 2022 and 2021, respectively. Investing activities for the nine months ended December 31, 2022 include $856 million of net cash payments for acquisitions, including $600 million for our acquisition of RxSS and $173 million for our formation of an oncology research business with HCA. Investing activities for the nine months ended December 31, 2022 and 2021 includes $376 million and $380 million, respectively, in capital expenditures for property, plant, and equipment, and capitalized software, and reflects proceeds from sales of businesses and investments of $1.1 billion, including cash proceeds, net of cash divested, of $573 million from the completed divestiture of our E.U. disposal group, $202 million of net cash from the completed divestiture of our U.K. disposal group, and $179 million of cash from the exit of one our investments in equity securities in July 2022.
Financing Activities
Financing activities used cash of $3.2 billion and $4.3 billion during the nine months ended December 31, 2022 and 2021, respectively, which includes $3.5 billion and $2.0 billion of cash paid for share repurchases, respectively, as well as $216 million and $206 million of cash paid for dividends, respectively. Financing activities also includes cash receipts of $1.1 billion and $3.6 billion for the nine months ended December 31, 2022 and 2021, respectively, and repayments of $483 million and $3.3 billion for the nine months ended December 31, 2022 and 2021, respectively, for short-term borrowings, primarily commercial paper. In November 2022, we entered into the 2022 Term Loan Credit Facility which provides an unsecured term loan facility up to $500 million and matures in November 2025. We drew $500 million of cash on the loan in December 2022 which can be used for general corporate purposes. Also in December 2022, we retired our $400 million outstanding principal amount of 2.70% notes upon maturity using cash on hand. Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests.
Financing activities for the nine months ended December 31, 2021 includes a payment of $1.0 billion to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. The put right option expired on June 15, 2021 as further described below. In July 2021, we completed a cash tender offer and paid an aggregate consideration of $1.1 billion to redeem certain notes with a principal amount of $922 million and also redeemed our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021 using cash on hand. This resulted in total repayments of long-term debt during the nine months ended December 31, 2021 of $1.8 billion, including $184 million of cash paid for premiums and transaction fees. This was partially offset by the issuance of long-term debt in August 2021 from a public offering of 1.30% notes due August 15, 2026 for proceeds received of $498 million, which was utilized for general corporate purposes.
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through ASR programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
In December 2022, we entered into an ASR program with a third-party financial institution to repurchase $972 million of the Company’s common stock. Pursuant to the ASR agreement, we paid $972 million in cash to the financial institution and received an initial delivery of 2.2 million shares in December 2022. The transaction will be completed during the fourth quarter of fiscal 2023, at which point we expect to receive additional shares. The final number of shares repurchased and the average price per share paid will be determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a pre-negotiated discount.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
During the three months ended December 31, 2022, we repurchased 2.7 million of the Company’s shares of common stock for $1.0 billion through open market transactions at an average price per share of $370.13. During the three months ended September 30, 2022, we repurchased 1.5 million of the Company’s shares of common stock for $524 million through open market transactions at an average price per share of $355.75. There were no open market share repurchases during the three months ended June 30, 2022.
During the three months ended December 31, 2021, we repurchased 3.3 million of the Company’s shares of common stock for $728 million through open market transactions at an average price per share of $223.89, of which $30 million was accrued at December 31, 2021 within “Other accrued liabilities” in our Condensed Consolidated Balance Sheet for share repurchases that were executed in late December 2021 and settled in early January 2022. During the three months ended September 30, 2021, we repurchased 1.4 million of the Company’s shares of common stock for $280 million through open market transactions at an average price per share of $203.20. There were no open market share repurchases during the three months ended June 30, 2021.
In July 2022, the Board approved an increase of $4.0 billion in the authorization for repurchase of McKesson’s common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at December 31, 2022 was $3.8 billion.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2022	March 31, 2022
Cash, cash equivalents, and restricted cash	$2,778	$3,935
Working capital	(3,349)	(2,235)
Debt to capital ratio (1)	131.6%	114.5%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as the sum of short-term borrowings and total debt divided by the sum of short term borrowings, total debt, and McKesson stockholders’ deficit, which excludes noncontrolling interests and accumulated other comprehensive loss.
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
Our cash and cash equivalents balance as of December 31, 2022 and March 31, 2022 included approximately $849 million and $1.5 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Working capital primarily includes cash and cash equivalents, receivables, inventories, and net assets or liabilities classified as held for sale, net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, and other accrued liabilities. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital decreased at December 31, 2022 compared to March 31, 2022 primarily due to an increase in drafts and accounts payable and short-term borrowings, and a decrease in cash and cash equivalents, partially offset by an increase in receivables and inventory, and a decrease in our current portion of long-term debt and net liabilities classified as held for sale related to our European divestiture activities.
Our debt to capital ratio increased for the nine months ended December 31, 2022 due to share repurchases, repayment of our $400 million outstanding principal amount of 2.70% notes in December 2022 upon maturity, and a decrease in the carrying value of our foreign currency denominated notes driven by foreign currency remeasurement, partially offset by net income attributable to McKesson for the year-to-date period, net issuance of commercial paper notes during fiscal 2023, and a draw of $500 million on our term loan facility in December 2022.
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
Redeemable Noncontrolling Interests
Our previously recognized redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson (“Put Amount”). During the nine months ended December 31, 2021, we paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests and as a result, we no longer have redeemable noncontrolling interests presented in our condensed consolidated balance sheets at December 31, 2022 or March 31, 2022. Our noncontrolling interest in McKesson Europe was included in the sale of our E.U. disposal group in October 2022, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
Additionally, prior to the sale of our E.U. disposal group in October 2022, we were obligated to pay an annual recurring compensation of €0.83 per McKesson Europe share (the “Compensation Amount”) to the noncontrolling shareholders of McKesson Europe under the Domination Agreement. The Compensation Amount was recognized ratably during the applicable annual period through the October 31, 2022 divestiture. The Domination Agreement did not expire, but it may be terminated at the end of any fiscal year by giving at least six months’ advance notice.
Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional information on redeemable noncontrolling interests.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our credit facilities and commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any completed and anticipated acquisitions, or future payments that may be made related to our total estimated litigation liability of $7.2 billion as of December 31, 2022 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our principal sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Some of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, or intentions may also include forward-looking statements. Readers should not place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by law, we undertake no obligation to update or revise our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, factors described in the Risk Factors discussion in Item 1A of Part I of our most recently filed Annual Report.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s Board of Directors has authorized the repurchase of McKesson’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Exchange Act. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The ASR program discussed below was designed to comply with Rule 10b5-1(c).
Refer to Financial Note 13, “Stockholders' Equity (Deficit),” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three and nine months ended December 31, 2022 and 2021.
The following table provides information on the Company’s share repurchases during the three months ended December 31, 2022:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2022 – October 31, 2022	1.1	$362.48	1.1	$5,338
November 1, 2022 – November 30, 2022	1.0	374.23	1.0	4,957
December 1, 2022 – December 31, 2022 (2)	2.8	373.55	2.8	3,778
Total	4.9		4.9
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)In December 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $972 million of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $972 million in cash to the financial institution and received an initial delivery of 2.2 million shares in December 2022 at a reference price of $372.31. The transaction will be completed during the fourth quarter of fiscal 2023, at which point the Company expects to receive additional shares. The final number of shares repurchased and the average price per share paid will be determined based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a pre-negotiated discount.

Item 3.Defaults Upon Senior Securities.
None.

McKESSON CORPORATION

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
Not applicable.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description
10.1
Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022, File No. 1-13252).

10.2
Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, Toronto Dominion (Texas) LLC, as administrative agent, and the other parties thereto (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022, File No. 1-13252).

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

†    Filed herewith.
††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 1, 2023	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 1, 2023	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller