Form 10-K
period 2023-03-31
MCKESSON CORP
filed 2023-05-09
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2022, was approximately $48.2 billion.
Number of shares of common stock outstanding on April 28, 2023: 135,602,262
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its calendar year 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

Table of Contents	Item 1 Index
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

Table of Contents	Item 1 Index
McKESSON CORPORATION
Business Segments
The Company operates its business in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International.
Our U.S. Pharmaceutical segment distributes branded, generic, specialty, biosimilar and over-the-counter (“OTC”) pharmaceutical drugs, and other healthcare-related products in the United States (“U.S.”). This segment provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services.
Our Prescription Technology Solutions segment helps solve medication access, affordability, and adherence challenges for patients by working across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies. RxTS serves our biopharma and life sciences partners, delivering innovative solutions that help people get the medicine they need to live healthier lives. RxTS also offers prescription price transparency, benefit insight, dispensing support services, third-party logistics, and wholesale distribution support designed to benefit stakeholders.
Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. We offer more than 285,000 national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers in the U.S.
Our International segment provides distribution and services to wholesale, institutional, and retail customers in Europe and Canada where we own, partner, or franchise with retail pharmacies, and support better, safer patient care by delivering vital medicines, supplies, and information technology solutions.
U.S. Pharmaceutical Segment:
Our U.S. Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar, and OTC pharmaceutical drugs along with other healthcare-related products to customers. This business provides solutions and services to pharmacies, hospitals, oncology and other specialty practices, pharmaceutical manufacturers, biopharma partners, physicians, payers, and patients throughout the U.S. We also source generic pharmaceutical drugs through our ClarusONE Sourcing Services LLP joint venture with Walmart Inc. (“ClarusONE”).
Our U.S. Pharmaceutical segment operates and serves customers through a network of 29 distribution centers in the U.S., including two strategic redistribution centers. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability, and product availability. For example, we offer McKesson ConnectSM, an internet-based ordering system that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation, and account management functionality. We make extensive use of technology as an enabler to ensure customers have the right products at the right time in the right place.
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
We have four primary customer pharmaceutical distribution channels: (i) retail national accounts, which include national and regional retail chains, food and drug combinations, mail order pharmacies, and mass merchandisers, (ii) community pharmacies and health (formerly described as independent, small, and medium chain retail pharmacies), (iii) institutional healthcare providers such as hospitals, health systems, integrated delivery networks, and long-term care providers, and (iv) oncology, biopharma, and other specialty partners.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Retail National Accounts: We provide business solutions that help our retail national account customers increase revenues and profitability. Solutions include:
•Central FillSM – Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately, and at a lower cost, while reducing inventory levels and improving customer service.
•Strategic Redistribution Centers – Two facilities totaling over 740,000 square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologics. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.
•McKesson SynerGx® – Generic pharmaceutical purchasing program and inventory management that helps pharmacies maximize their cost savings with a broad selection of generic drugs, competitive pricing, and one-stop shopping.
•Inventory Management – An integrated solution comprised of forecasting software and automated replenishment technologies that reduce inventory-carrying costs.
•ExpressRx Track™ – Pharmacy automation solution featuring state-of-the-art robotics, upgraded imaging, and expanded vial capabilities, and industry-leading speed and accuracy in a small footprint.
Community Pharmacy and Health: We strengthen the overall health of community pharmacies and elevate the role they play in people’s lives. We accomplish this by providing supply chain excellence, pharmacy and patient solutions, as well as supporting independent pharmacies through industry and legislative advocacy. Our pharmacy and patient solutions include:

•Health Mart® – A national network of approximately 4,700 independently-owned pharmacies and one of the industry’s most comprehensive pharmacy franchise programs. Health Mart provides franchisees support for operational excellence, managed care contracting, marketing, a private label line of products, merchandising solutions, and clinical programs to enhance patient care.
•Health Mart Atlas® – Comprehensive managed care and reconciliation assistance services that help community pharmacies save time, access competitive reimbursement rates, and improve cash flow.
•McKesson Reimbursement AdvantageSM (“MRA”) – MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services, and customer care.
•McKesson OneStop Generics® – Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of generic drugs, competitive pricing, and one-stop shopping.
•Pinpoint Community Solutions – McKesson’s perpetual inventory management system targeted to independent pharmacy owners with five or fewer stores. The solution provides customers the opportunity to improve cash flow and increase efficiency with inventory visibility to help maximize operational performance.
•FrontEdge™ – Strategic planning, merchandising, and price maintenance program that helps community pharmacies maximize store profitability.
•McKesson RxOwnership Program – A confidential, no-fee resource for pharmacists and pharmacy owners interested in buying, starting, or selling an independent pharmacy, regardless of their pharmacy affiliation.
Institutional Healthcare Providers: At McKesson, we are relentless in our pursuit of opportunities to achieve operational efficiency, reduce waste, and improve the financial performance of our customers so they can achieve more of their goals today and into the future. Solutions include:
•RxO Advisory Services – A suite of supply chain management, pharmacy optimization, and 340B program advisory services driven by data and analytics.
•McKesson Plasma and Biologics – Specialty and plasma drug distributor that leads in market exclusive drug access; partner to health systems customers in navigating the complexities of limited distribution drug; and optimization of McKesson Distribution benefits.

Table of Contents	Item 1 Index
McKESSON CORPORATION
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
•Patient Assistance Solutions – Technologies and services that enable health systems and providers to better financially support their patients and community benefit programs.
The U.S. Pharmaceutical segment also offers solutions which enable its customers to drive greater efficiencies in their day to day operations, effectively managing their inventories and complying with complex government regulations. Solutions include McKesson Pharmacy Systems, MacroHelix, and Supply Logix, all of which provide innovative software technology and services that support retail pharmacies and hospitals.

Oncology, Biopharma, and Other Specialty Partners:
The U.S. Pharmaceutical segment provides a range of solutions to oncology and other specialty practices and offers community specialists (oncologists, rheumatologists, ophthalmologists, urologists, neurologists, and other specialists) an extensive set of customizable solutions and services designed to strengthen core practice operations, enhance value-based care delivery, and expand their service offering to patients. Community-based physicians in this business have broad flexibility and discretion to select the products and commitment levels that best meet their practice needs. Services in provider solutions include specialty drug distribution, group purchasing organizations (“GPO”) like Onmark®, technology solutions, practice consulting services, and vaccine distribution, including our exclusive distributor relationship with the Centers for Disease Control and Prevention’s (“CDC”) Vaccines for Children program. Additionally, to support the U.S. efforts to fight the pandemic caused by the SARS-CoV-2 coronavirus (“COVID-19”), this segment has been distributing certain COVID-19 vaccines since December 2020 at the direction of the U.S. government.
This business provides a variety of solutions, including practice operations, healthcare information technology, revenue cycle management and managed care contracting solutions, evidence-based guidelines, and quality measurements to support The U.S. Oncology Network (“USON”), one of the nation’s largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care. In October 2022, McKesson completed a transaction with HCA Healthcare, Inc. (“HCA”) to form an oncology research business, combining McKesson’s U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”), which is one of the world’s leading oncology research organizations, to enhance clinical trial access and availability across the country.
This segment includes Ontada®, McKesson’s oncology technology and insights business providing software to support the clinical, financial, and operational needs of our oncology practice customers. Ontada also partners with oncology providers and biopharma partners to perform real-world evidence studies, retrospective research, and to provide clinical data insights, advisory solutions and education opportunities.
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

Table of Contents	Item 1 Index
McKESSON CORPORATION
Prescription Technology Solutions Segment:
Our Prescription Technology Solutions segment works across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies to deliver medication access, affordability, and adherence solutions that support patients from first prescription fill to ongoing therapy, regardless of their insurance coverage. RxTS has connections with most electronic health record systems, over 50,000 pharmacies, approximately 900,000 providers, most pharmacy benefit managers and health plans, and has supported over 650 biopharma brands representing most therapeutic areas. Through its industry connections and ability to navigate the healthcare ecosystems, RxTS offers innovative solutions created to benefit healthcare stakeholders. Its comprehensive solution suites span across the entire patient journey, including medication access and affordability, prescription decision support, prescription price transparency, benefit insight and dispensing support services, as well as third-party logistics and wholesale distribution support, to help increase speed to therapy, reduce prescription abandonment, and support improved health outcomes for the patient. In the past year, RxTS helped patients save more than $8 billion on brand and specialty medications, helped to prevent an estimated 9.9 million prescriptions from being abandoned due to affordability challenges, and helped patients access their medicine more than 78 million times.
Medical-Surgical Solutions Segment:
Our Medical-Surgical Solutions segment delivers medical-supply distribution, logistics, biomedical maintenance, and other services to healthcare providers across the alternate-site spectrum. Our more than 275,000 customers include physician offices, surgery centers, post-acute care facilities, hospital reference labs, and home health agencies. We partner with manufacturers and channel partners to support our key target end-markets, including primary care, extended care, government, and other markets. We distribute medical-surgical supplies (such as gloves, needles, syringes, and wound care products), infusion pumps, laboratory equipment, and pharmaceuticals. Through a network of distribution centers in the U.S., we offer more than 285,000 products from national brand manufacturers and McKesson’s own brand of high-quality products. Through the right mix of products and services, we help improve efficiencies, profitability, and compliance. We also never lose focus on helping customers improve patient and business outcomes. We develop customized plans to address the product, operational, and clinical support needs of our customers, including inventory management, reducing administrative burdens, and training and educating clinical staff. We deliver for our customers, so they can deliver and care for their patients. Additionally, under contracts with the U.S. Department of Health and Human Services (“HHS”) and Pfizer, Inc., McKesson’s Medical-Surgical business leverages its expertise to manage the assembly, storage, and distribution of supply kits needed to administer COVID-19 vaccines, as well as some of the sourcing of those supplies. The kits are produced and distributed at the direction of HHS to support the administration of all COVID-19 vaccines approved in the U.S.
International Segment:
Our International segment provides distribution and services to wholesale, institutional, and retail customers in Europe and Canada where we own, partner, or franchise with retail pharmacies. Our operations in Canada also support better, safer patient care by delivering vital medicines, supplies, and information technology solutions to customers, and through several retail health and wellness brands, across Canada.
In July 2021, we announced our intention to exit our businesses in Europe. On January 31, 2022, we completed the sale of our Austrian business to Quadrifolia Management GmbH. On April 6, 2022, we completed the sale of our retail and distribution businesses in the United Kingdom (“U.K. disposal group”) to Aurelius Elephant Limited. On October 31, 2022, we completed the sale of certain of our businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. In executing our strategy to exit Europe, we continue to evaluate suitable exit alternatives for our remaining retail and distribution businesses in Norway. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information on our European divestiture activities.
Prior to the European divestiture activities described above, we operated through two businesses in Europe: Pharmaceutical Distribution and Retail Pharmacy. Our European Pharmaceutical Distribution business delivered pharmaceutical and other healthcare-related products to pharmacies across Europe. This business functioned as a vital link, using technology-enabled management systems at our regional wholesale branches to connect manufacturers to retail pharmacies, supplying medicines and other products sold in pharmacies.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Our European Retail Pharmacy business served patients and consumers in European countries directly through our own pharmacies and participant pharmacies operating under brand partnership arrangements. This business provided customers with traditional prescription pharmaceuticals, non-prescription products, and medical services, as well as e-commerce operating under the Lloyds pharmacy branding in Belgium, Ireland, and Italy up until the sale of the E.U. disposal group. In addition, we partnered with independent pharmacies under local banner programs.
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
The Canada retail business includes approximately 2,700 banner pharmacies under the IDA®, Guardian®, The Medicine Shoppe®, Remedy’sRx®, Proxim®, and Uniprix® banners, and approximately 400 owned pharmacies under the RexallTM brand where we provide patients with greater choice and access, integrated pharmacy care and industry-leading service levels. McKesson Canada also owns and operates Well.caTM, a leading Canadian online health and wellness retailer.
Restructuring, Business Combinations, Investments, and Divestitures
We have undertaken additional strategic initiatives in recent years designed to increase operational efficiencies, focus on our core healthcare businesses, execute on our business strategy, and enhance our competitive position. These initiatives are detailed in Financial Note 2, “Business Acquisitions and Divestitures,” and Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
Competition
We operate in highly competitive environments in North America and Europe. In recent years, the healthcare industry has been subject to increasing consolidation. In the pharmaceutical distribution environment in which our U.S. Pharmaceutical and International segments operate, we face strong competition from international, national, regional, and local full-line, short-line, and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies, and large payer organizations. We consider our largest competitors in distribution, wholesaling, and logistics to be AmerisourceBergen Corporation and Cardinal Health, Inc. Our retail businesses, which primarily operate in our International segment, face competition from various global, national, regional, and local retailers, including chain and independent pharmacies.
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

Table of Contents	Item 1 Index
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
We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in McKesson’s products or services. While in the future it may be necessary to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations as well as our products and services are not materially dependent on any single license or other agreement with any third party.
Human Capital
Our vision for a healthier world begins with our employees, who bring our mission to life every day. We deliver programs that focus on improving employee health and wellness, creating opportunities for growth and development, and providing an inclusive workplace where our employees can reach their full potential. At March 31, 2023, we had approximately 51,000 employees worldwide, including 6,000 part-time employees. We had approximately 35,000 employees in the U.S., 13,000 employees in Canada, and 3,000 employees in Europe. Our employees in Europe primarily relate to our remaining operations in Norway. Our headcount at March 31, 2023 decreased compared to the same prior year period due to the completed divestitures of the E.U. disposal group and U.K. disposal group during fiscal 2023. Approximately 26,000 former employees were associated with these divestitures. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information on our European divestiture activities. We also supplement our work force with contractors and/or consultants for certain business projects, processes, and/or operations as demand requires, including for programs such as the COVID-19 vaccine distribution and related ancillary supply kit programs.
Diversity, Equity, and Inclusion (“DEI”): We are committed to making the principles of DEI integral to everything we do because we believe building a healthier future is everyone’s business. We build successful teams by recruiting, developing, and retaining diverse talent and we recognize our culture of inclusion and belonging as an important element that drives long-term shareholder value. We offer various ongoing learning opportunities, such as our company-wide inclusion curriculum, to recognize, value, and leverage the diversity of our workforce, enhance the inclusiveness of our culture, and candidly discuss DEI topics. We also offer our employees the opportunity to join employee resource groups (“ERGs”), which are voluntary, employee-led, company-sponsored groups that focus on making a difference among our employees in North America. ERGs can help employees make authentic connections, showcase leadership skills, and create a positive impact. Our ERGs make our community even stronger by connecting people of all backgrounds and experiences and enabling them to feel that they are a part of something greater. Our 11 ERGs provide community and insights into the perspectives and experiences across different ethnicities, genders, generations, disability or military/veteran status, as well as members and allies of the LGBTQIA+ community. We hold regular town hall meetings where employees can ask questions of executives and make their voices heard.

Table of Contents	Item 1 Index
McKESSON CORPORATION
At March 31, 2023, women and people of color represented the following:

	McKesson Overall	McKesson Leadership (2)
Metric (1)
Women	62%	42%
People of Color (3) (4)	47%	26%
(1)The data for our metrics is derived from our voluntary self-identification process as of March 31, 2023 and therefore represents our best estimate at this time.
(2)Represents our leadership at the vice president level and above.
(3)Represents U.S. employees only because the data for Canada and Europe is not available.
(4)People of Color includes the following self-identification categories: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or Two or More Races.
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
To provide compensation that is focused on attracting and retaining talent with the skills and experience necessary for a specific role, our compensation program is built on a set of quantifiable factors defined by our guiding principles of internal equity, market competitiveness, and pay for performance. We operate in several countries and our benefits vary accordingly. Our compensation philosophy is rooted in a commitment to our people by offering a fair and transparent program that regularly assesses the competitive job market based on geography and cost of labor. We use external resources to provide competitive benchmarking analyses against other companies and set pay ranges around the median of the competitive market.  As part of our commitment to pay transparency, during fiscal 2023, we enhanced the insight and visibility of our employee compensation. The majority of our employees in North America can view the competitive base pay range for their roles as well as for new internal and external job postings. Also, the pay range for new external job postings is included on McKesson’s website (www.mckesson.com under the “Careers” caption).
We offer health and wellness benefits to advance the physical, mental, and social well-being of our people, savings programs to help prepare them for retirement, and flexible work arrangements, among other offerings, when possible. We seek employee feedback through annual and mid-year employee opinion surveys, which assesses our employees’ levels of engagement, commitment, and overall satisfaction using industry benchmarks, and then design action plans to improve those metrics. We seek feedback on our people leaders through our annual manager quality survey, which is an opportunity for employees to help their managers grow professionally and build valuable leadership skills that create a positive, productive, and inclusive workplace at McKesson.

Table of Contents	Item 1 Index
McKESSON CORPORATION
As broader U.S. labor markets continue to be challenging and evolving, we continue our dedication to recruiting and retaining qualified employees across the organization. In fiscal 2022, we made investments in our talent acquisition team by adding recruiters, systems, and process improvements to strengthen our ability to attract employees and reduce the lead time to fill open positions as well as updating and enhancing the benefits, rewards, and experiences we offer to our employees, making McKesson a great place to work. This is known as our “Employee Value Proposition” (“EVP”). Our EVP reflects what makes McKesson unique and which is demonstrated through the care we show to our employees and communities, the meaning we find in our work, and the sense of belonging we build across the organization. We continued to make investments in fiscal 2023 to retain our top talent, including providing long-term incentive awards for certain job markets and job classes.
During the first quarter of fiscal 2022, we approved changes to our real estate strategy to increase efficiencies and support flexibility for our employees, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report. Our North American future of work approach is based on the following for certain employees: purposeful collaboration, flexibility, co-location, and leader-driven connections. We embraced a hybrid work model and certain of our employees have been coming together in person to collaborate with a purpose. While we remain committed to working flexibly, collaboration will continue to be a cornerstone of our philosophy. We believe that collaboration is critically important to staying connected and maintaining our culture.
Health and Safety: Our security and safety departments employ systems designed to continually monitor our facilities and work environment to help identify and prevent or mitigate potential risks. This includes having procedures in place and investing in equipment for both physical and electronic security. We routinely assess facilities to closely monitor adherence to established security and safety standards. If we identify a vulnerability, it is documented, and the facility prepares an action plan. Our employees receive specialized training related to their role, work setting, and equipment used in their work environment. As our processes evolve, we update relevant safety training modules, which may include new employee training programs.
In response to the COVID-19 pandemic, our priority has been, and continues to be, protecting the health and safety of our employees, customers, patients, and communities while also safeguarding the healthcare supply chain. We offer medical benefits covering COVID-19 related visits, testing (including over-the-counter tests), treatment and vaccines, telehealth options, and paid time off (“PTO”). We also have COVID-19 protocols in place, which have been designed, and updated as necessary, to be consistent with federal, state, and local laws and with customer requirements for our U.S. and Canada employees.
Government Regulation
We operate in many highly regulated industries and are subject to oversight by various federal, state, and local governmental entities in the U.S. and elsewhere. We incur significant expense and make large capital expenditures and investments to enable us to comply with regulations and guidance promulgated by governmental entities. See “Risk Factors” in Item 1A of Part I below for information regarding material risks associated with our compliance with governmental regulations.
Controlled Substances: We are subject to the operating and security standards of the U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), HHS, the Centers for Medicare & Medicaid Services (“CMS”), various state boards of pharmacy, state health departments, and comparable agencies in the U.S. and other countries. Certain of our businesses may be required to register for permits and/or licenses with government agencies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. For example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards, and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, distribution, and disposal of controlled substances. We maintain extensive controlled substance monitoring and reporting programs at considerable expense in order to help us meet those standards.
Government Contracts: Our contracts with government entities typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. These statutory and regulatory requirements complicate our business and increase our compliance burden. We are subject to audits, investigations, and oversight proceedings about our compliance with contractual and legal requirements.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position and scrutiny of practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Our relationships with pharmaceutical and medical surgical product manufacturers, healthcare providers, and other companies and individuals, as well as our provision of products and services to government entities, subject our business to statutes, regulations, and government guidance that are intended to prevent fraud and abuse. Among other things, those laws: (1) prohibit persons from soliciting, offering, receiving, or paying any remuneration in order to induce the referral of an individual for, or to induce the ordering or purchasing of, items or services that are in any way paid for by Medicare, Medicaid, or other government-sponsored healthcare programs; (2) impose many restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal healthcare program such as Medicare and Medicaid. Many of these laws are vague or indefinite and are often subject to varied and evolving interpretations by courts, regulators, and enforcing agencies and, as such, may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations at added expense.
Healthcare Regulation: In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. The implementation of the Inflation Reduction Act of 2022 (“IR Act”) is anticipated to change benefit design and how Medicare pays for drugs, which are all intended to reduce the price of drugs. Three central features of the IR Act would authorize the government to negotiate drug prices for certain Parts B and D drugs over time, establish an inflation rebate program, and cap patient cost sharing under Medicare.
Provincial governments in Canada that provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs have sought to reduce the costs of publicly funded health programs. For example, provincial governments have taken steps to reduce consumer prices for generic pharmaceuticals and, in some provinces, change professional allowances paid to pharmacists by generic drug manufacturers.
McKesson continues to advocate for policies that would improve drug cost transparency under a patient's drug plan to better inform prescribing decisions, and also address access to care, affordability, and treatment regimen adherence, all designed to improve clinical outcomes and reduce the health spending burden.
Additionally, there have been increasing efforts by governments to regulate the pharmaceutical drug supply chain in order to prevent the introduction of counterfeit, stolen, contaminated, or otherwise harmful drugs into the pharmaceutical distribution system, otherwise known as pedigree tracking. For example, the U.S. Drug Quality and Security Act of 2013 (“DQSA”) requires us to participate in a federal prescription drug track and trace system that preempts state drug pedigree requirements, and the U.S. Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies, such as track and trace or authentication technologies, to secure the pharmaceutical supply chain against counterfeit drugs. The Drug Supply Chain Security Act requires standardized, unit-level traceability of pharmaceutical products along the entire drug supply chain, with a goal of end-to-end unit-level traceability by November 27, 2023. Pedigree tracking laws such as these increase our compliance burden and our pharmaceutical distribution costs.
Data Security and Privacy: We are subject to many privacy and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Our efforts to comply with these laws complicates our operations and adds to our costs. For example, under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) we must maintain administrative, physical, and technological safeguards to protect individually identifiable health information and ensure the confidentiality, integrity, and availability of electronic protected health information. We are subject to significant compliance obligations under privacy laws such as the General Data Protection Regulation (“GDPR”) in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, and an expanding list of comprehensive state privacy laws in the United States. Some privacy laws prohibit the transfer of personal information to certain other jurisdictions or otherwise limit our use of data. Many of these laws also require us to provide access or other data rights (modification, deletion, portability, etc.) to consumers’ and patients’ individual personal data records within specified periods of time. Laws such as the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022 may require us to provide notifications of significant data privacy breaches or cybersecurity incidents before our investigations are complete. We are subject to privacy and data protection compliance audits or investigations by various government agencies.

Table of Contents	Item 1 Index
McKESSON CORPORATION
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
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the U.S. Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report.
Climate Change Regulation: Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may require reductions of greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose costs on us, including capital expenditures to develop data gathering and reporting systems and additional GHG reduction measures. Until the timing and extent of climate-related laws are clarified, we cannot predict their potential effect on our capital expenditures, results of operations, or competitive position.
Other Information about the Business
Customers: During fiscal 2023, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 68% of our total consolidated revenues. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 27% of our total consolidated revenues in fiscal 2023. In fiscal 2023, we extended our pharmaceutical distribution partnership with CVS to June 2027. Our ten largest customers comprised approximately 42%, and CVS was approximately 21%, of our total trade accounts receivable at March 31, 2023. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our U.S. Pharmaceutical segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than our largest supplier at 12% of our total purchases in fiscal 2023. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in fiscal 2023 accounted for approximately 70% of our total purchases.
Some of our distribution arrangements with manufacturers provide us consideration based on a percentage of our purchases. In addition, we have certain distribution arrangements with pharmaceutical manufacturers that include an inflation-based consideration component whereby we benefit when the manufacturers increase their prices as we sell our existing inventory at the new higher prices. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to us, could have an adverse impact on our gross profit margin.
Research and Development: Research and development expenses were $89 million, $70 million, and $74 million for the years ended March 31, 2023, 2022, and 2021, respectively.
Financial Information About Foreign and Domestic Operations: Certain financial information relating to foreign and domestic operations is discussed in Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report as well as in “Foreign Operations” in Item 7 of Part II of this Annual Report. See “Risk Factors” in Item 1A of Part I below for information regarding risks associated with our foreign operations.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Forward-Looking Statements
This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 (“Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in Item 1A of Part I of this report under “Risk Factors” and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
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
We are routinely named as a defendant in litigation or regulatory proceedings and other legal disputes, which may include asserted class action litigation, such as those described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. Regulatory proceedings involve allegations such as false claims, healthcare fraud and abuse, and antitrust violations. Civil litigation proceedings involve commercial, employment, environmental, intellectual property, tort, and other claims. Despite valid defenses that we assert, legal disputes are often costly, time-consuming, distracting to management, and disruptive to normal business operations. The uncertainty and expense associated with unresolved legal disputes might harm our business and reputation even if the matter ultimately is favorably resolved. The outcome of legal disputes is difficult to predict, and outcomes may occur that we believe are not justified by the evidence or existing law. Outcomes include monetary damages, penalties and fines, and injunctive or other relief that requires us to change our business operations and incur significant expense. Accordingly, legal disputes might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We might experience losses not covered by insurance or indemnification.
Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing, and administration of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payer businesses, and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. For example, pharmacy operations are exposed to risks such as improper filling of prescriptions, mislabeling of prescriptions, inadequacy of warnings, unintentional distribution of counterfeit drugs, and expiration of drugs. Although we seek to maintain adequate insurance coverage, such as property insurance for inventory and professional and general liability insurance, coverages on acceptable terms might be unavailable, or coverages might not cover our losses. We generally seek to limit our contractual exposure, but limitations of liability or indemnity provisions in our contracts may not be enforceable or adequately protect us from liability. Uninsured losses might have a materially adverse impact on our business operations and our financial position or results of operations.
We experience costly legal disputes, government actions, and adverse publicity regarding our role in distributing controlled substances such as opioids.
The Company is a defendant in many litigation matters alleging claims related to the distribution of controlled substances (opioids), as described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report. We are sometimes named as a defendant in similar, new cases. The plaintiffs in those cases include governmental entities (such as states, provinces, counties, and municipalities) as well as businesses, groups, and individuals. The cases allege violations of controlled substance laws and other laws, and they make common law claims such as negligence and public nuisance. Many of these cases raise novel theories of liability and can have unexpected outcomes that we believe are not justified by evidence or existing law. Legal proceedings such as these often involve significant expense, management time and distraction, and risk of loss that can be difficult to predict or quantify. It is not uncommon for claims to be resolved over many years. Outcomes include monetary damages, penalties and fines, and injunctive or other relief that requires us to change our business operations and incur significant expense. Although the Company has valid defenses and is vigorously defending itself, some proceedings have been and others may be resolved by negotiated outcome. For example, we are also subject to consent decrees issued by state courts that govern our distribution of controlled substances. Not all proceedings, however, are resolved by settlement. Our reputation has been and may continue to be impacted by publicity regarding opioids litigation and related allegations. An adverse outcome of any such legal proceedings might have a materially adverse impact on our business operations and our financial position or results of operations.
We might experience increased costs to distribute controlled substances such as opioids.
Legislative, regulatory, or industry measures related to the distribution of controlled substances such as prescription opioids could affect our business in ways that we may not be able to predict. For example, some states have passed legislation that could require us to pay taxes or assessments on the distribution of opioid medications in those states and other states have considered similar legislation. Liabilities for taxes or assessments or other costs of compliance under any such laws might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
We are subject to extensive, complex, and challenging healthcare, environmental, and other laws.
As described in “Government Regulation” in Item 1 of Part I above, our industry is highly regulated, and further regulation of our distribution businesses and technology products and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations. We incur cleanup costs under environmental laws and may incur additional costs under environmental laws. Additionally, we are subject to various routine and ad hoc inspections by government agencies to determine compliance with various statutes and regulations. Any noncompliance by us with applicable laws or the failure to maintain, renew, or obtain necessary permits and licenses could lead to enforcement actions or litigation and might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We are subject to extensive and frequently changing laws relating to healthcare fraud, waste, and abuse.
    As described in “Government Regulation” in Item 1 of Part I above, federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position and scrutiny over practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Those laws may be interpreted or applied in a manner that could require us to make changes in our operations at added expense. Failures to comply with those laws, including the federal Anti-Kickback Statute, expose us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties. Such failures might result in the loss of licenses or our ability to participate in Medicare, Medicaid, or other federal and state healthcare programs, or pursue government contracts. These sanctions might have a materially adverse impact on our business operations and our financial position or results of operations.
We might lose our ability to purchase, compound, store, or distribute pharmaceuticals and controlled substances.
As described in “Government Regulation” in Item 1 of Part I above, we are subject to the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the CMS, and other comparable agencies. Noncompliance with these requirements results in monetary penalties and/or licensing sanctions. Any inability to obtain, maintain, or renew permits, licenses, or other regulatory approvals needed for the operation of our businesses might have a materially adverse impact on our business operations and our financial position or results of operations.
Privacy and data protection laws increase our compliance burden.
As described in “Government Regulation” in Item 1 of Part I above, we are subject to a variety of privacy and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. We also have contractual obligations that might be breached if we fail to comply with privacy and data security laws. Our efforts to comply with privacy and data security laws complicate our operations and add to our costs. A significant privacy breach or failure to comply with privacy and data security laws might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
Anti-bribery and anti-corruption laws increase our compliance burden.
We are subject to laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar regulations in other jurisdictions. Our failure to comply with these laws might subject us to civil and criminal penalties that might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
Company and Operational Risks
We might record significant charges from impairment to goodwill, intangibles, and other long-lived assets.
We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances, such as a divestiture, indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, burdensome new laws, or divestiture of a business or asset for less than its carrying value. There are inherent uncertainties in management’s estimates, judgments, and assumptions used in assessing recoverability of goodwill, intangibles, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, a deterioration in the U.S. and global financial markets, an increase in interest rates, an increase in inflation, or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We experience cybersecurity incidents that might significantly compromise our technology systems or might result in material data breaches.
We, our external service providers, and other third parties with which we do business, use technology and systems to perform our business operations, such as the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and workforce. Despite physical, technical, and administrative security measures, technology systems and operations of the Company and third parties with which we do business are subject to cyberattacks and cybersecurity incidents. Cybersecurity incidents include unauthorized occurrences on or conducted through our information systems, such as tampering, malware insertion, ransomware attacks, or other system integrity events. The risk of cyberattacks increases from time to time due to a variety of internal and external factors, including during political tensions, military conflicts, or civil unrest. A cybersecurity incident might involve a material data breach or other material impact to the confidentiality, integrity, availability, and operations of our technology systems or data, which might result in injury to patients or consumers, litigation or regulatory action, disruption of our business operations, loss of customers or revenue, and increased expense, any of which might have a materially adverse impact on our business, our reputation, and our financial position or results of operations.
We might experience significant problems with information systems or networks.
We rely on sophisticated information systems and networks to perform our business operations, such as to obtain, rapidly process, analyze, and manage data that facilitate the purchase and distribution of thousands of inventory items from distribution centers. We provide remote services that involve hosting customer data and operating software on our own or third-party systems. Our customers rely on their ability to access and use these the systems and their data as needed. The networks and hosting systems are vulnerable to interruption or damage from sources beyond our control, such as power loss, telecommunications failures, fire, natural disasters, including as a result of climate change, software and hardware failures, and cybersecurity incidents. If those information systems or networks suffer errors, interruptions, or become unavailable, or if the timely delivery of medical care or other customer business requirements are impaired by data access, network, or systems problems, we might experience injury to patients or consumers, litigation or regulatory action, disruption of our business operations, loss of customers or revenue, and increased expense. Any such problems might have a materially adverse impact on our business, our reputation, and our financial position or results of operations.
Our technology products or services might not conform to specifications or perform as we intend.
We sell and provide services involving complex software and technology that may contain errors, especially when first introduced to market. Healthcare professionals delivering patient care tend to have heightened sensitivity to system and software errors. If our software and technology services are alleged to have contributed to faulty clinical decisions or injury to patients, we might be subject to claims or litigation by users of our software or services or their patients. Errors or failures might damage our reputation and negatively affect future sales. A failure of a system or software to conform to specifications might constitute a breach of warranty that could result in repair costs, contract termination, refunds of amounts previously paid, or claims for damages. Any of these types of errors or failures might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
Pharmaceutical and medical products that we distribute might not conform to specifications or perform as intended.
We distribute pharmaceutical and medical products manufactured by third parties and by our private label generic pharmaceutical business, including medications that may be temperature sensitive and have limited shelf lives. Our systems are designed to maintain the safety and efficacy of the products throughout the distribution process. Issues affecting product efficacy or safety can arise from manufacturing, storing, distributing, dispensing or using products, and can result in safety alerts, recalls, regulatory action, civil lawsuits, fines or other sanctions, and reputational damage. Any of these types of issues or results might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We might not realize expected benefits from business process initiatives.
We may implement restructuring, cost reduction, or other business process initiatives that might result in significant charges and expenses, failures to achieve our desired objectives, or unintended consequences such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
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
Exclusive forum provisions in our Bylaws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for specified legal actions is the Court of Chancery of the State of Delaware or the United States District Court for the District of Delaware if the Court of Chancery does not have or declines to accept jurisdiction (collectively, “Delaware Courts”). Current and former stockholders are deemed to have consented to the personal jurisdiction of the Delaware Courts in connection with any action to enforce that exclusive forum provision and to service of process in any such action. These provisions of the bylaws are not a waiver of, and do not relieve anyone of duties to comply with, federal securities laws including those specifying the exclusive jurisdiction of federal courts under the Exchange Act and concurrent jurisdiction of federal and state courts under the Securities Act. To the extent that these provisions of the bylaws limit a current or former stockholder’s ability to select a judicial forum other than the Delaware Courts, they might discourage the specified legal actions, might cause current or former stockholders to incur additional litigation-related expenses, and might result in outcomes unfavorable to current or former stockholders. A court might determine that these provisions of the bylaws are inapplicable or unenforceable in any particular action, in which case we may incur additional litigation related expenses in such action, and the action may result in outcomes unfavorable to us, which could have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
We might be adversely impacted by delays or other difficulties with divestitures.
When we decide to sell assets or a business, we may encounter difficulty in finding buyers or exit strategies on acceptable terms or in a timely manner, which could delay the achievement of our strategic objectives. After the disposition, we might experience greater dissynergies than expected, and the impact of the divestiture on our revenue or profit might be larger than we expected. We might have difficulties with pre-closing conditions such as regulatory and governmental approvals, which could delay or prevent the divestiture. We might have financial exposure in a divested business, such as through minority equity ownership, financial or performance guarantees, indemnities, or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. Any of these risks could adversely affect our ability to achieve the anticipated benefits of a divestiture and might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
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
We rely on third parties to perform certain business and administrative functions for us. We might not adequately develop, implement, and monitor these outsourced service providers, and we might not realize expected cost savings or other benefits. Third-party services providers might fail to perform as anticipated, may experience cybersecurity incidents, or might cause us to incur operational difficulties, additional compliance requirements, or increased costs related to outsourced services. For example, our ability to use outsourcing resources in certain jurisdictions might be limited by legislative action or customer contracts, with the result that the work must be performed at greater expense or we may be subject to sanctions for non-compliance. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We may be unsuccessful in achieving our strategic growth objectives.
Our business strategy as a diversified healthcare services company includes investing to build an integrated oncology service business and expand our biopharma services business. Our ability to grow those businesses will depend on our: hiring and retaining talented individuals with necessary knowledge and skills; acquiring, developing, and implementing new technologies and capabilities; forming and expanding business relationships; and successfully competing against providers of similar services. Some competitors have more experience than we do in enabling technologies such as data analytics. We may not achieve our desired return on our investments through our growth strategies. If we fail to achieve acceptable sales and profitability in our strategic growth areas, it might have a materially adverse impact on our business prospects and our financial position or results of operations.
We might be harmed by large customer purchase reductions, payment defaults, or contract non-renewal.
We derive a significant portion of our revenue from, and have a significant portion of our accounts receivable with, a small number of customers. At March 31, 2023, sales to our largest customer represented approximately 27% of our total consolidated revenues and approximately 21% of our total trade receivables, and those of our ten largest customers combined accounted for approximately 68% of our consolidated revenues and approximately 42% of our trade receivables. Refer to “Other Information about the Business” in Item 1 of Part I above for additional details on our customers. A material default in payment, reduction in purchases, or the loss of business from a large customer might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
Our contracts with government entities involve future funding and compliance risks.
Our contracts with government entities are subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In addition, the future volume of products or services purchased by a government customer is often uncertain. Our government contracts might not be renewed or might be terminated for convenience with little prior notice. Government contracts typically expose us to higher potential liability than do other types of contracts. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulations, Procurement Integrity Act, Buy American Act, Trade Agreements Act, and other laws and regulations. We are subject to government audits, investigations, and oversight proceedings. Government agencies routinely review and audit government contractors to determine whether they are complying with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we may be subject to various sanctions such as monetary damages, criminal and civil penalties, termination of contracts, and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.
Our participation in vaccination distribution programs may materially affect our operating results, reputation, and business.
Our participation as a distributor in government-sponsored vaccination programs, such as the U.S. government’s COVID-19 distribution and related ancillary supply kit programs, exposes us to various uncertainties. For example, the changing distribution scope of COVID-19 vaccines, consumer demand, supply chain stability, and the cost of distribution subject our operating results to variability. Our participation in such programs also exposes us to various risks, including regulatory compliance, government oversight, dependence on government funding, contractual performance, litigation, security risks, and supply chain challenges. Any significant problems with our participation in such programs might have a materially adverse impact on our reputation and our business. Because of these risks and uncertainties, our operating results may be materially higher or lower than our projections.
We might be harmed by changes in our relationships or contracts with suppliers.
We attempt to structure our pharmaceutical distribution agreements with manufacturers to ensure that we are appropriately and predictably compensated for the services we provide. Certain distribution agreements with manufacturers include pharmaceutical price inflation as a component of our consideration, and we cannot control the frequency or magnitude of pharmaceutical price changes. Laws limiting or reducing pharmaceutical prices may impact our distribution agreements. We might be unable to renew pharmaceutical distribution agreements with manufacturers in a timely and favorable manner. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might infringe intellectual property rights or our intellectual property protections might be inadequate.
We believe that our products and services do not infringe the proprietary rights of third parties, but third parties have asserted infringement claims against us and may do so in the future. If a court were to hold that we infringed other’s rights, we might be required to pay substantial damages, develop non-infringing products or services, obtain a license, stop selling or using the infringing products or services, or incur other sanctions. We rely on trade secret, patent, copyright, and trademark laws, nondisclosure obligations, and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. We might initiate costly and time-consuming litigation to protect our trade secrets, to enforce our patent, copyright, and trademark rights and to determine the scope and validity of the proprietary rights of others. Our intellectual property protection efforts might be inadequate to protect our rights. Our competitors might develop non-infringing products or services equivalent or superior to ours. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
Our use of third-party data is subject to limitations that could impede the growth of our data services business.
We attempt to structure our diligence processes to satisfy contractual and other operative data usage rights and limitations associated with customer, industry partners, and other third-party data flowing through our businesses. These rights and limitations can apply to confidential commercial data and personal data provided to us. Failure to satisfy these data usage rights and limitations can lead to legal claims such as contractual breaches or privacy law violations. If a court were to hold that our use of data is not consistent with our rights and limitations, we might be required to pay substantial damages; we may need to stop using, sharing, and/or selling certain products and services; or we could incur other financial, legal, and/or reputational consequences. In addition, in order to reach our data strategy growth objectives, we might be unable to obtain at an acceptable cost the data usage rights needed to advance such goals. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
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
For example, some changes in reimbursement methodologies (including government rates) for pharmaceuticals, medical treatments, and related services reduce profit margins for us and our customers and impose new legal requirements on healthcare providers. Those changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the basis for payments, shifts from fee-for-service pricing towards value-based payments and risk-sharing models, and increases in the use of managed care.
In the U.S., the ACA significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. Enactment of the IR Act and its implementation over the next several years is anticipated to bring meaningful changes in how Medicare pays for drugs and various benefit design changes, which are all intended to reduce the price of drugs. Three central features of the IR Act would authorize the government to negotiate drug prices for certain Parts B and D drugs over time, establish an inflationary rebate program, and cap patient cost sharing under Medicare. The implementation of these and other features of the IR Act may result in significant changes to the pharmaceutical value chain as manufacturers, pharmacy benefit managers, managed care organizations, and other industry stakeholders look to implement new transactional flows and adapt their business models. Any such changes to arrangements involving our business as a result of this legislation, such as changes to our distribution agreements with manufacturers impacted by the IR Act, may materially affect our business. The extent of the effects of the IR Act remains uncertain due to a number of factors, including the potential for future regulations promulgated by the HHS to implement provisions of the IR Act. We continue to evaluate the impact of this law on our business.
Private challenges to government healthcare policy may also have significant impacts on our business. For example, over a dozen pharmaceutical manufacturers have unilaterally restricted sales under the 340B drug pricing program to contract pharmacies. The 340B drug pricing program requires manufacturers to offer discounts on certain drugs purchased by “covered entities,” which include safety-net providers. The Health Resources and Services Administration has taken the position that a covered entity may dispense such discounted drugs through multiple contract pharmacies. Starting in 2020, some manufacturers began to restrict such practices. Some manufacturers and the HHS continue to litigate these issues. The U.S. Court of Appeals for the Third Circuit has ruled that Section 340B does not require discounts for an unlimited number of contract pharmacies. Two other courts of appeal are addressing this issue but have not yet ruled.

Table of Contents	Item 1A Index
McKESSON CORPORATION
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
Our businesses face a highly competitive global environment with strong competition from international, national, regional, and local full-line, short-line, and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies, and large payer organizations. In addition, our businesses face competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. Due to consolidation, a few large suppliers control a significant share of the pharmaceuticals market. This concentration reduces our ability to negotiate favorable terms with suppliers and causes us to depend on a smaller number of suppliers. Many of our customers, including healthcare organizations, have consolidated or joined group purchasing organizations and have greater power to negotiate favorable prices. Consolidation by our customers, suppliers, and competitors might reduce the number of market participants and give the remaining enterprises greater bargaining power, which might lead to erosion in our profit margin. Consolidation might increase counter-party credit risk because credit purchases increase for fewer market participants. These competitive pressures and industry consolidation might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by changes or disruptions in product supply and have difficulties in sourcing or selling products due to a variety of causes.
We might experience difficulties and delays in sourcing and selling products due to a variety of causes, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or components; suppliers’ failure to satisfy production demand; manufacturing or supply problems such as inadequate resources; and real or perceived quality issues. For example, the FDA banned certain manufacturers from selling raw materials and drug ingredients or finished goods in the U.S. due to quality issues. Difficulties in product manufacturing or access to raw materials or finished goods could result in supplier production shutdowns, product shortages, and other supply disruptions.
Our supply arrangements might be interrupted or adversely affected by a variety of causes over which we have no control, such as export controls or trade sanctions, labor disputes, unavailability of key manufacturing sites, inability to procure raw materials or finished goods, quality control concerns, ethical sourcing issues, supplier’s financial distress, natural disasters, including as a result of climate change, civil unrest or acts of war, the impact of epidemics or pandemics, and other general supply constraints. Our inventory might be requisitioned, diverted, or allocated by government order such as under emergency, disaster, and civil defense declarations. Changes in the healthcare industry’s or our suppliers’ pricing, selling, inventory, distribution, or supply policies or practices could significantly reduce our revenues and net income. Any of these changes or disruptions might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We might be adversely impacted as a result of our distribution of generic pharmaceuticals.
Our generic pharmaceuticals distribution business is subject to both availability and pricing risks. We might experience disruptions in our supply of higher margin pharmaceuticals, including generic pharmaceuticals. We have been impacted when, due to regulatory and supply chain challenges, our supplier partners are not able to deliver products that we have committed to purchase and source from them. Input cost increases and market shortages could result in ClarusONE, our joint venture with Walmart Inc., being unsuccessful in sourcing product to meet the needs of our customers, or negatively impacting our margin. Generic drug manufacturers offer a generic version of branded pharmaceuticals and routinely challenge the validity or enforceability of branded pharmaceutical patents in order to launch the drug pre- or post-loss of exclusivity. Patent holders have asserted infringement claims against us for distributing those generic versions they believed to have infringed a patent, and the generic drug manufactures may not fully indemnify us against such claims. These risks and outcomes, as well as changes in the availability, pricing volatility, regulatory, or significant changes in the nature, frequency, or magnitude of generic pharmaceutical launches, might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by changes in the economic environments in which we operate, including from inflation, an economic slowdown, or a recession.
Inflationary conditions result in increased costs and decreased levels of consumer commercial spending and, to the extent we are not able to offset such cost increases from our suppliers, increase the costs which we incur to purchase inventories and services. Inflationary pressure is increased by factors such as supply chain disruptions, including the reduced availability of key commodities, labor market tightness, and government policies that lower interest rates or do not raise them sufficiently to counteract inflation. Cost inflation during fiscal 2023 generally increased our transportation, operational, and other administrative costs associated with our normal business operations. An economic slowdown or a recession could reduce the prices our customers are able or willing to pay for our products and services and reduce the volume of their purchases. In addition to rising inflation, rising interest rates, the impact of recent banking failures or perceived failures and related contagion, political tensions, military conflicts, and civil unrest may contribute to recessionary pressure. Changes in the economic environments in which we operate might have a materially adverse impact on our business operations and our financial position or results of operations.
Changes affecting capital and credit markets might impede access to credit, increase borrowing costs, and disrupt banking services for us and our customers and suppliers and might impair the financial soundness of our customers and suppliers.
Volatility and disruption in global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by financial institutions, reduced creditworthiness of our customers or suppliers, or decreased liquidity and increased costs in the commercial paper market, might adversely affect the borrowing ability and cost of borrowing for us and our customers and suppliers. We generally sell our products and services under short-term unsecured credit arrangements. An adverse change in general or entity specific economic conditions or access to capital might cause our customers to reduce their purchases from us, or delay or fail paying amounts owed to us. Suppliers might increase their prices, reduce their output, or change their terms of sale due to limited availability of credit. Suppliers might be unable to make payments due to us for fees, returned products, or incentives. Interest rate increases or changes in capital market conditions, including as a result of macroeconomic events, might impede our or our customers’ or suppliers’ ability or cost to obtain credit. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by tax legislation or challenges to our tax positions.
We are subject to the tax laws in the U.S. at the federal, state, and local government levels and to the tax laws of other jurisdictions in which we operate or sell products or services. Tax laws might change in ways that adversely affect our tax positions, effective tax rate, and cash flow. The tax laws are extremely complex and subject to varying interpretations. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions are sometimes challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows, and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We might be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business in various currencies, including the U.S. dollar, Canadian dollar, Euro, and British pound sterling. Changes in foreign currency exchange rates could reduce our revenues, increase our costs, or otherwise adversely affect our financial results reported in U.S. dollars. For example, we are exposed to transactional currency exchange risk due to our import and export of products that are purchased or sold in currencies other than the U.S. dollar. We also have currency exchange risk due to intercompany loans denominated in various currencies. Currency exchange rates and their volatility are affected by factors outside of our control, such as political tensions, military conflicts, and civil unrest. We may from time to time enter into foreign currency contracts, foreign currency borrowings, or other techniques intended to hedge a portion of our foreign currency exchange rate risks. These hedging activities may not completely offset the adverse financial effects of unfavorable movements in foreign currency exchange rates during the time the hedges are in place. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
General Risks
We might be adversely impacted by events outside of our control, such as widespread public health issues, natural disasters, political events, and other catastrophic events.
We might be adversely affected by events outside of our control, including: widespread public health issues, such as epidemic or pandemic infectious diseases; natural disasters such as earthquakes, floods, or severe weather, including as a result of climate change; political events such as terrorism, political tensions, military conflicts, civil unrest, and trade wars; and by other catastrophic events. These events can disrupt operations for us, our suppliers, our vendors, and our customers. They might affect consumer confidence levels and spending or the availability of certain goods or commodities. For example, the war between Russia and Ukraine has resulted in global economic uncertainty and increased costs of various commodities. The COVID-19 pandemic impaired, and future pandemics might impair, product manufacturing, supply, and transport availability and cost in unpredictable ways that depend on highly uncertain future developments. In response to these types of events, we might suspend operations, implement extraordinary procedures, seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We may be adversely affected by global climate change or by legal, regulatory, or market responses to such change.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), costs for critical services (such as transportation costs), and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities, transportation, and energy (including utilities), which in turn may impact our ability to procure goods or services, and transport those goods, required for the operation of our business at the quantities and levels we require. Proposed changes to federal acquisition regulations and securities reporting rules, for example, would impose increased costs to comply with reporting and disclosure requirements. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities (such as distribution or fulfillment centers), loss or spoilage of inventory due to unusual ambient temperatures, and business interruption due to weather events that may be attributable to climate change. These events and impacts could have a materially adversely impact on our business operations and our financial position or results of operation.

McKESSON CORPORATION
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Because of the nature of our principal businesses, our plant, warehousing, retail pharmacies, offices, and other facilities are operated in widely dispersed locations, primarily throughout North America. Retail pharmacies and most warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 9, “Leases,” to the consolidated financial statements included in this Annual Report.
In July 2021, we announced our intention to exit our businesses in Europe. As of March 31, 2023, the majority of our properties in Europe were divested and our remaining business operations reside in Norway, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
During the first quarter of fiscal 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of our office space in North America. Where we ceased using office space, we exited the portion of the facility no longer used. We also retained and repurposed certain other office locations. This initiative was substantially completed in fiscal 2022. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for further details.
Item 3.    Legal Proceedings.
Certain legal proceedings in which we are involved are discussed in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. Disclosure of an environmental proceeding with a governmental agency is generally included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.
Item 4.    Mine Safety Disclosures.
Not applicable.

McKESSON CORPORATION
Information about our Executive Officers
The following table sets forth information regarding the executive officers of the Company, including their principal occupations during the past five years.
There are no family relationships between any of the executive officers or directors of the Company. The term of office of each executive officer expires at the first meeting of the Board of Directors (the “Board”) following the annual meeting of shareholders, or until their successors are elected and have qualified, or until death, resignation, or removal, whichever is sooner.

Name	Age	Position with Registrant and Business Experience

Brian S. Tyler	56	Chief Executive Officer and a director since April 2019; President and Chief Operating Officer from August 2018 to March 2019; Chairman of the Management Board of McKesson Europe AG from 2017 to 2018; President and Chief Operating Officer, McKesson Europe from 2016 to 2017; President of North America Distribution and Services from 2015 to 2016; and Executive Vice President, Corporate Strategy and Business Development from 2012 to 2015. Service with the Company - 26 years.

Britt J. Vitalone	54	Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014. Service with the Company - 17 years.

LeAnn B. Smith	48	Executive Vice President and Chief Human Resources Officer since December 2022. Previously, Senior Vice President, Talent Management and Development from 2021 to 2022. Chief People Leader, Global Corporate Functions for Walmart Inc. from 2018 to 2021. Service with the Company - 2 years.

Nancy Avila	56	Executive Vice President, Chief Information Officer and Chief Technology Officer since January 2020. Chief Information Officer, Johnson Controls from 2018 to July 2019. Corporate Officer and Vice President of Business and Technology Services, Abbott Laboratories from 1996 to 2018. Service with the Company - 3 years.

Thomas L. Rodgers	52	Executive Vice President, Chief Strategy and Business Development Officer since June 2020. Previously, Senior Vice President and Managing Director of McKesson Ventures from 2014 to 2020. Service with the Company - 9 years.

Lori A. Schechter	61	Executive Vice President, Chief Legal Officer and General Counsel since June 2014. Associate General Counsel from January 2012 to June 2014. Litigation Partner, Morrison & Foerster LLP from 1995 to December 2011. Service with the Company - 11 years.

McKESSON CORPORATION
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information: The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”) under the trading symbol “MCK.”
Holders: At March 31, 2023, there were 4,425 holders of record of our common stock.
Dividends: In July 2022, our quarterly dividend was raised from $0.47 to $0.54 per common share for dividends declared on or after such date by the Board. We declared regular cash dividends of $2.09, $1.83, and $1.67 per share for the years ended March 31, 2023, 2022, and 2021, respectively.
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Securities Authorized for Issuance under Equity Compensation Plans: Information relating to this item is provided under Item 12 of Part III included in this Annual Report.
Share Repurchase Plans: The Board has authorized the repurchase of McKesson’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, tax implications, restrictions under the Company’s debt obligations, and other market and economic conditions. During the last three fiscal years, our share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).

McKESSON CORPORATION
The following table provides information on our share repurchases for the last three fiscal years:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2020			$1,535
Share repurchase authorization increase in fiscal 2021			2,000
Shares repurchased - Open market (3)	4.7	$160.33	(750)
Balance, March 31, 2021			2,785
Shares repurchased - May 2021 ASR	5.2	$193.22	(1,000)
Shares repurchased - Open market	4.6	$217.73	(1,007)
Share repurchase authorization increase in fiscal 2022			4,000
Shares repurchased - February 2022 ASR (4)	4.8	$265.56	(1,500)
Balance, March 31, 2022			3,278
Shares repurchased - February 2022 ASR (4)	0.3	$295.16	—
Shares repurchased - May 2022 ASR	3.1	$321.05	(1,000)
Share repurchase authorization increase in fiscal 2023			4,000
Shares repurchased - December 2022 ASR	2.6	$369.20	(972)
Shares repurchased - Open market (5)	4.7	$363.24	(1,693)
Balance, March 31, 2023			$3,613
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)Of the total dollar value, $8 million was accrued within “Other accrued liabilities” in our Consolidated Balance Sheet as of March 31, 2021, included in our Annual Report on Form 10-K for the year ended March 31, 2022, for share repurchases that were executed in late March 2021 and settled in early April 2021.
(4)In February 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. We received 4.8 million shares as the initial share settlement in the fourth quarter of fiscal 2022 based on an initial share purchase price, and in May 2022, we received an additional 0.3 million shares upon the completion of this ASR program.
(5)Of the total dollar value, $27 million was accrued within “Other accrued liabilities” in our Consolidated Balance Sheet as of March 31, 2023 for share repurchases that were executed in late March 2023 and settled in early April 2023.
The following table provides information on our share repurchases during the fourth quarter of fiscal 2023:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2023 - January 31, 2023	—	$—	—	$3,778
February 1, 2023 - February 28, 2023	0.4	369.20	0.4	3,778
March 1, 2023 - March 31, 2023	0.5	347.09	0.5	3,613
Total	0.9		0.9
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.

McKESSON CORPORATION
(2)In December 2022, we entered into an ASR program with a third-party financial institution to repurchase $972 million of the Company’s common stock. The total number of shares repurchased under this ASR program was 2.6 million shares at an average price per share of $369.20. We received 2.2 million shares as the initial share settlement in the third quarter of fiscal 2023, and in February 2023, we received an additional 0.4 million shares upon the completion of this ASR program.
(3)In July 2022, the Board authorized the Company to repurchase up to an additional $4.0 billion of its common shares in a manner deemed in the best interest of the Company and its stockholders, considering other growth opportunities and prevailing business and market conditions. The authorization has no expiration date.
Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on our common stock for the periods indicated with the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Health Care Index. The S&P 500 Health Care Index was selected as a comparator because it is generally available to investors and broadly used by other companies in the same industry.

	March 31,
	2018	2019	2020	2021	2022	2023
McKesson Corporation	$100.00	$84.06	$98.27	$143.15	$226.57	$265.05
S&P 500 Index	$100.00	$109.50	$101.86	$159.25	$184.17	$169.94
S&P 500 Health Care Index	$100.00	$114.89	$113.73	$152.44	$181.55	$174.83
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2018 and that all dividends are reinvested.
Item 6.    Reserved.

Table of Contents	MD&A Index
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
Our Financial Review within this Annual Report generally discusses fiscal 2023 and fiscal 2022 results and year-over-year comparisons between fiscal 2023 and fiscal 2022. For a discussion of our year-over-year comparisons between fiscal 2022 and fiscal 2021, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our Annual Report on Form 10-K for the year ended March 31, 2022, previously filed with the Securities and Exchange Commission on May 9, 2022.
Certain statements in this Annual Report constitute forward-looking statements. See Item 1 - Business - Forward-Looking Statements in Part I of this Annual Report for additional factors relating to these statements and Item 1A - Risk Factors in Part I of this Annual Report for a list of certain risk factors applicable to our business, financial condition and liquidity, and results of operations.
Overview of Our Business:
We are a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. Our teams partner with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
We report our financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects as well as the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes.
The following summarizes our four reportable segments. Refer to Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report for further information regarding our reportable segments.
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
•Prescription Technology Solutions is a reportable segment that combines automation and our ability to navigate the healthcare ecosystems to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies to address patients’ medication access, affordability, and adherence challenges. RxTS also offers prescription price transparency, benefit insight, dispensing support services, third-party logistics, and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the United States (“U.S.”), including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S.
•International is a reportable segment that includes our operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. During fiscal 2023, we completed transactions to sell certain of our businesses in the European Union (“E.U.”) and our retail and distribution businesses in the United Kingdom (“U.K.”), and during fiscal 2022, we completed the sale of our Austrian business. These divestitures are further described in the “European Divestiture Activities” section below. Our remaining operations in Europe provide distribution and services to wholesale, institutional, and retail customers in Norway where we own, partner, or franchise with retail pharmacies. Our operations in Canada deliver vital medicines, supplies and information technology solutions throughout Canada and includes Rexall Health pharmacies.
Business Acquisitions and Divestitures
Rx Savings Solutions, LLC
On November 1, 2022, we completed the acquisition of 100% of the shares of Rx Savings Solutions, LLC (“RxSS”), a privately-owned company headquartered in Overland Park, Kansas, to further connect our biopharma and payer services to patients. RxSS is a prescription price transparency and benefit insight company that offers affordability and adherence solutions to health plans and employers. The purchase consideration included a payment of $600 million in cash made upon closing and a maximum of $275 million of contingent consideration based on RxSS’ operational and financial performance through calendar year 2025. The payment made upon closing was funded from cash on hand, and we recorded a liability of $92 million as of the acquisition date representing the estimated fair value of the contingent consideration. As of March 31, 2023, the current portion of $83 million is included within “Other accrued liabilities” and the long-term portion of $9 million is included within “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. The financial results of RxSS are included in our RxTS segment as of the acquisition date. The transaction was accounted for as a business combination.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
SCRI Oncology, LLC
On October 31, 2022, we completed a transaction with HCA to form SCRI Oncology, LLC (“SCRI Oncology”), an oncology research business, combining our U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”) based in Nashville, Tennessee, to advance cancer care and increase access to oncology clinical research. Upon consummation of the transaction, we own a 51% controlling interest in the combined business, and the financial results are consolidated and reported within our U.S. Pharmaceutical segment as of the acquisition date. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA, which was funded from cash on hand. The transaction was accounted for as a business combination.
European Divestiture Activities
On October 31, 2022, we completed the previously announced transaction to sell certain of our businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with our German headquarters and wound-care business, part of a shared services center in Lithuania, and our ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. As part of the transaction, we received cash proceeds of $892 million and divested net assets of $1.3 billion, including cash of $319 million, derecognized the carrying value of the noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) of $382 million, and released $153 million of net accumulated other comprehensive loss. We recorded net gains of $66 million and net charges of $438 million for the years ended March 31, 2023 and 2022, respectively, in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell. The fiscal 2022 charges also included impairments of certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole, and net losses of $151 million related to the accumulated other comprehensive loss balances associated with our E.U. disposal group, driven by declines in the Euro.
On April 6, 2022, we completed the previously announced sale of our retail and distribution businesses in the U.K. (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. As part of the transaction, we divested net assets of $615 million and released $731 million of accumulated other comprehensive loss. During the year ended March 31, 2022, we recorded charges totaling $1.2 billion within “Selling, distribution, general, and administrative expenses” in our Consolidated Statement of Operations to remeasure the U.K. disposal group to fair value less costs to sell. The remeasurement adjustment included a $734 million loss related to the accumulated other comprehensive loss balances associated with the U.K. disposal group, driven by declines in the British pound sterling.
On January 31, 2022, we completed the sale of our Austrian business to Quadrifolia Management GmbH in a management-led buyout for a purchase price of €244 million (or, approximately $276 million), including certain adjustments. During the year ended March 31, 2022, we recognized a loss of $32 million related to this divestiture which was recorded within “Selling, distribution, general, and administrative expenses” in our Consolidated Statement of Operations.
As of March 31, 2023, we had no assets or liabilities related to these completed European divestiture activities that met the classification of held for sale in the Consolidated Balance Sheet. Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information regarding these acquisition and divestiture transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the year ended March 31, 2023:
•For the year ended March 31, 2023 compared to the prior year, revenues increased by 5%, gross profit decreased by 6%, total operating expenses decreased by 28%, and other income, net increased by 92%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation increased to $25.05 in fiscal 2023 from $7.26 in the prior year, primarily driven by lower remeasurement charges of the U.K. and E.U. disposal groups recorded in fiscal 2023 compared to the prior year, and a lower share count due to the cumulative effect of share repurchases;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•In fiscal 2023, we extended our pharmaceutical distribution partnership with CVS to June 2027;
•On November 1, 2022, we completed our acquisition of RxSS. The purchase consideration included a payment of $600 million in cash made upon closing and a maximum of $275 million of contingent consideration, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On October 31, 2022, we completed a transaction with HCA to form SCRI Oncology. The transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On October 31, 2022, we completed the sale of our E.U. disposal group and received cash proceeds of $892 million, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•In October 2022, we received $129 million related to our share of an antitrust settlement. This amount was recorded as a gain within “Cost of sales” in the Consolidated Statement of Operations within our U.S. Pharmaceutical segment;
•In October 2022, we received $126 million due to early termination of a tax receivable agreement (“TRA”) with Change Healthcare Inc. (“Change”). This amount was recorded as a gain within “Other income, net” in the Consolidated Statement of Operations within Corporate;
•During the third quarter of fiscal 2023, we terminated our $500 million notional forward starting fixed interest rate swaps and recognized a gain on the termination of $97 million within “Other income, net” in the Consolidated Statement of Operations within Corporate;
•In July 2022, we exited one of our investments in equity securities for proceeds of $179 million and recognized a gain of $142 million within “Other income, net” in the Consolidated Statement of Operations within our U.S. Pharmaceutical segment;
•On March 15, 2023, we retired our $360 million outstanding principal amount of 2.85% Notes due 2023 (the “2.85% Notes”) upon maturity. These notes were repaid using cash on hand;
•On February 15, 2023, we completed a public offering of 5.25% Notes due 2026 (the “5.25% Notes”) in a principal amount of $500 million. Proceeds received from this note issuance, net of discounts and offering expenses, were $497 million;
•On December 15, 2022, we retired our $400 million outstanding principal amount of 2.70% Notes due 2022 (the “2.70% Notes”) upon maturity. These notes were repaid using cash on hand;
•On November 7, 2022, we entered into a syndicated $4.0 billion five-year senior unsecured credit facility (the “2022 Credit Facility”) which matures in November 2027 and replaced our previous syndicated senior unsecured credit facility which was scheduled to mature in September 2024;
•Concurrent with our entry into the 2022 Credit Facility, on November 7, 2022, we entered into a $500 million unsecured delayed draw term loan facility (the “2022 Term Loan Credit Facility”). We drew $500 million of cash on the term loan in December 2022 which was used for general corporate purposes and was repaid in February 2023 using proceeds from the 5.25% Notes issuance described above;
•We returned $3.9 billion of cash to shareholders through $3.6 billion of common stock repurchases under accelerated share repurchase (“ASR”) programs and open market transactions and through $292 million of dividend payments during fiscal 2023. The total remaining authorization outstanding for repurchase of the Company’s common stock at March 31, 2023 was $3.6 billion. In July 2022, we raised our quarterly dividend to $0.54 from $0.47 per common share; and
•McKesson continued to play a leading role in the fight against the disease caused by the SARS-CoV-2 coronavirus (“COVID-19”). In fiscal 2021, we began distributing certain COVID-19 vaccines under the direction of the Centers for Disease Control and Prevention (“CDC”). Since then, and through the end of fiscal 2023, we distributed over 480 million COVID-19 vaccine doses to administration sites all across the U.S. and in support of the U.S. government’s international donation mission. Although contributions from sales of COVID-19 tests and our COVID-19 vaccine and related ancillary supply kit distribution programs were favorable to our results for the year ended March 31, 2023, they were less favorable compared to fiscal 2022 as the recovery from the pandemic continued. For a more in-depth discussion of how COVID-19 impacted our business, operations, financial results, and outlook, refer to the COVID-19 section of "Trends and Uncertainties" included below.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Trends and Uncertainties:
Legislative Developments
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IR Act”). Among other provisions, the IR Act includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. Based on our preliminary assessment, we do not currently expect the IR Act to have a material impact on our results of operations, our financial position, or cash flows in the foreseeable future. We will continue to evaluate the full impact of these legislative changes as they are implemented.
The Impact of Inflationary and Global Events
Our business and our results of operations, financial condition, and liquidity are impacted by broad economic conditions including rising interest rates, inflation, increased competition for talent, and disruption of the supply chain, as well as by political or civil unrest or military action. Cost inflation generally affects us by increasing transportation, operational, and other administrative costs associated with our business operations which we might not be able to fully pass along to our customers. Although it is difficult to predict the impact that these factors may have on our business in the future, they did not have a material impact on our results of operations, our financial condition, or liquidity for the year ended March 31, 2023.
COVID-19
COVID-19 has continued to evolve since it was declared a global pandemic by the World Health Organization on March 11, 2020. We continue to evaluate the nature and extent of the ongoing impacts of COVID-19, including the impacts from the continued pandemic recovery, on our business, operations, and financial results. The disclosures below include significant updates that occurred during fiscal 2023 and the financial impacts of COVID-19 in fiscal 2023 compared to fiscal 2022.
Our Role in the Distribution of COVID-19 Vaccines and Ancillary Supply Kits
As a diversified healthcare services leader, we have been well positioned to respond to the COVID-19 pandemic in the U.S. and Canada, and in Europe prior to the divestiture of the E.U. and U.K. disposal groups. We work closely with national and local governments, agencies, and industry partners to ensure that available supplies, including personal protective equipment (“PPE”), and medicine reach our customers and their patients.
Since December 2020, we have supported the U.S. government as a centralized distributor of COVID-19 vaccines and ancillary supplies used to administer vaccines through a contract with the Centers for Disease Control and Prevention (“CDC”) and, in July 2022, we renewed our relationship with the CDC under this agreement. The results of operations related to this program are reflected in our U.S. Pharmaceutical segment. We also continue to operate under a contract to manage the assembly, storage, and distribution of ancillary supply kits needed to administer COVID-19 vaccines as directed by the U.S. Department of Health and Human Services (“HHS”), the results of which are reflected in our Medical-Surgical Solutions segment. Our contracts with the CDC and HHS will continue into July 2023.
McKesson Canada, and McKesson Europe prior to the divestiture of the E.U. and U.K. disposal groups, support governments and public health entities through distributing COVID-19 vaccines and administering them in pharmacies as well as distributing COVID-19 tests and certain PPE.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Trends in our Business
We observed growth in prescription volumes within our U.S. Pharmaceutical segment and stability in patient visits in our primary care business within our Medical-Surgical Solutions segment during the year ended March 31, 2023, compared to the prior year as the recovery from COVID-19 continued. While the U.S. distribution of COVID-19 vaccines and related ancillary kits combined with higher sales for COVID-19 tests, corresponding to increased demand from the spike in positive COVID-19 cases as a result of the Delta and Omicron variants favorably impacted our results during the year ended March 31, 2022, the contributions from COVID-19 tests and our vaccine and related kitting distribution programs decreased year over year in fiscal 2023 primarily driven by lower demand as the pandemic recovery continued.
Impact to our Supply Chain
We continue to monitor and address the impacts on our supply chain which were initially related to the COVID-19 pandemic. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they continue to be impacted by the COVID-19 pandemic, we proactively work with manufacturers, industry partners, and government agencies to meet the needs of our customers. Overall, during fiscal 2023, we had an increase in supply chain costs primarily related to transportation and labor; however, this did not materially impact our results of operations for the year ended March 31, 2023. As potential shortages or disruptions of any products are identified, we address supply continuity, which includes securing additional products when available, sourcing back-up products when needed, and following allocation procedures to maintain and protect supply as much as possible. We utilize business continuity action planning to maintain and protect operations across all locations and facilities.
Impact to our Results of Operations, Financial Condition, and Liquidity
The distribution of COVID-19 vaccines in our U.S. Pharmaceutical segment decreased during fiscal 2023 when compared to the same prior year period. The contribution was less than 10% to segment operating profit for each of the years ended March 31, 2023 and 2022. The financial impacts from our COVID-19 response efforts in the International segment during fiscal 2023 and fiscal 2022 were not material to our consolidated or segment operating results.
For the year ended March 31, 2023, COVID-19 tests and the kitting and distribution of ancillary supplies for COVID-19 vaccines in our Medical-Surgical Solutions segment contributed approximately $765 million and $216 million to segment revenues and segment operating profit, respectively. For the year ended March 31, 2022, the contribution was approximately $1.8 billion to segment revenues and, including total inventory charges as further described below, increased our segment operating profit by approximately $208 million.
These COVID-19 related items had a net unfavorable impact on consolidated income from continuing operations before income taxes for fiscal 2023 compared to the same prior year period, primarily driven by lower demand for COVID-19 tests as well as COVID-19 vaccines and related ancillary supply kits.
During the year ended March 31, 2022 we recorded inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment. We have taken measures to mitigate risks for market price volatility and changes to anticipated customer demand that may require additional write-downs in future periods of other PPE and related product categories.
During fiscal 2023 and fiscal 2022, we maintained appropriate labor and overall vendor supply levels and experienced no material impacts to our liquidity or net working capital due to the COVID-19 pandemic.
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
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
The Company and two other national pharmaceutical distributors (collectively “Distributors”) settled with 48 of 49 eligible states and their participating subdivisions, as well as the District of Columbia and all eligible territories (collectively, “Settling Governmental Entities”) effective on April 2, 2022 (the “Settlement”). Under the Settlement, the Distributors will pay the Settling Governmental Entities up to approximately $20.3 billion over 18 years, with up to approximately $7.8 billion to be paid by the Company for its 38.1% portion. Consent judgments have been entered in all participating states and territories, and approximately 2,300 cases have been dismissed pursuant to the Settlement. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and is payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Settlement provides that the Distributors do not admit liability or wrongdoing and do not waive any defenses.
The Settlement only addresses the claims of attorneys general of U.S. states and territories and political subdivisions in participating states and territories. Governmental entities not participating in the Settlement may continue to pursue their claims. The state of Alabama chose not to participate in the Settlement, and West Virginia was not eligible to participate. We have reached separate agreements to settle the claims of these states and their participating subdivisions. The Distributors also settled the claims of federally recognized Native American Tribes.
Our total estimated liability for opioid-related claims was $7.2 billion as of March 31, 2023, of which $548 million was included in “Other accrued liabilities” for the amount estimated to be paid prior to March 31, 2024, and the remaining liability was included in “Long-term litigation liabilities” in our Consolidated Balance Sheet.
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
Notwithstanding the Settlement, we also continue to prepare for trial in pending matters. We believe that we have valid defenses to the claims pending against us and, absent an acceptable settlement, intend to vigorously defend against all such claims. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations. Refer to Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report for more information.
Risks and Forward-Looking Information
Key assumptions and estimates about future performance and values, including those used in our impairment assessments, can be affected by a variety of factors, including the impacts of socio-political events on industry and economic trends, as well as on our business strategy and internal forecasts. Recent such events include the COVID-19 pandemic and the war between Russia and Ukraine, and the associated economic impacts, which have disrupted aspects of the global economy over the last several years. We have experienced and may experience difficulties in sourcing products and changes in costs and pricing due to the effects of various socio-political events on supply chains. We periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Material changes to key assumptions and estimates could decrease the projected cash flows or increase the discount rates that could potentially result in future impairment charges, or otherwise adversely impact our financial position, cash flows or liquidity, or results of operations. Refer to Item 1A - Risk Factors in Part I of this Annual Report for a discussion of risk factors that could cause our actual results to differ materially from our projections.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Years Ended March 31,
	2023	2022	Change
Revenues	$276,711	$263,966	5%
Gross profit	12,358	13,130	(6)
Gross profit margin	4.47%	4.97%	(50)	bp
Total operating expenses	$(7,977)	$(11,092)	(28)%
Total operating expenses as a percentage of revenues	2.88%	4.20%	(132)	bp
Other income, net	$497	$259	92%
Loss on debt extinguishment	—	(191)	(100)
Interest expense	(248)	(178)	39
Income from continuing operations before income taxes	4,630	1,928	140
Income tax expense	(905)	(636)	42
Reported income tax rate	(19.5)%	(33.0)%	1,350	bp
Income from continuing operations	3,725	1,292	188
Loss from discontinued operations, net of tax	(3)	(5)	(40)
Net income	3,722	1,287	189
Net income attributable to noncontrolling interests	(162)	(173)	(6)
Net income attributable to McKesson Corporation	$3,560	$1,114	220%

Diluted earnings per common share attributable to McKesson Corporation
Continuing operations	$25.05	$7.26	245%
Discontinued operations	(0.02)	(0.03)	(33)
Total	$25.03	$7.23	246%

Weighted-average diluted common shares outstanding	142.2	154.1	(8)%
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Revenues
Revenues increased for the year ended March 31, 2023 compared to the prior year largely due to market growth in our U.S. Pharmaceutical segment. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was partially offset by lower revenues in our International segment driven by the completed divestitures of our U.K. and E.U. disposal groups and our Austrian business, and unfavorable effects of foreign currency exchange fluctuations.
Gross Profit
Gross profit decreased for the year ended March 31, 2023 compared to the prior year primarily in our International segment driven by the completed divestitures of our U.K. and E.U. disposal groups, our Austrian business, and unfavorable effects of foreign currency exchange fluctuations, partially offset by growth of specialty pharmaceuticals and increased contributions from our generics programs in our U.S. Pharmaceutical segment and an increase in gross profit in our Medical-Surgical Solutions segment from prior year inventory charges on certain PPE and other related products and favorability in our core primary care business. Gross profit in fiscal 2023 was also favorably impacted by increased volumes with new and existing customers in our RxTS segment.
Gross profit for the years ended March 31, 2023 and 2022 included net cash proceeds received of $129 million and $46 million, respectively, representing our share of antitrust legal settlements. Gross profit for the year ended March 31, 2023 also included last-in, first-out (“LIFO”) inventory charges of $1 million and LIFO credits of $23 million in 2022. The LIFO charges in fiscal 2023 compared to LIFO credits in fiscal 2022 are primarily due to higher brand inflation and lower generics deflation, offset by significantly higher off patent launch activity in fiscal 2023. Refer to the “Critical Accounting Policies and Estimates” section included in this Financial Review for further information regarding use of the LIFO method of accounting within our U.S. Pharmaceutical business.
Total Operating Expenses
A summary and description of the components of our total operating expenses for the years ended March 31, 2023 and 2022 was as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): SDG&A consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, remeasurement charges to the lower of carrying value or fair value less costs to sell, and other general charges.
•Claims and litigation charges, net: These charges and credits include adjustments for estimated probable settlements related to our controlled substance monitoring and reporting, and opioid-related claims, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. Legal fees to defend claims, which are expensed as incurred, are included within SDG&A.
•Restructuring, impairment, and related charges, net: Charges recorded under this component include those incurred for programs in which we change our operations, the scope of a business undertaken by our business units, or the manner in which that business is conducted, as well as long-lived asset impairments.

	Years Ended March 31,
(Dollars in millions)	2023	2022	Change
Selling, distribution, general, and administrative expenses	$7,776	$10,537	(26)%
Claims and litigation charges, net	(8)	274	103
Restructuring, impairment, and related charges, net	209	281	(26)
Total operating expenses	$7,977	$11,092	(28)%
Percent of revenues	2.88%	4.20%	(132)	bp
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Total operating expenses and total operating expenses as a percentage of revenues decreased for the year ended March 31, 2023 compared to the prior year. Total operating expenses for the years ended March 31, 2023 and 2022 were affected by the following significant items:
2023
•SDG&A reflects lower operating expenses due to the completed divestitures of our U.K. and E.U. disposal groups in April 2022 and October 2022, respectively;
•SDG&A includes net credits of $66 million associated with the divestiture of our E.U. disposal group in October 2022;
•Claims and litigation charges, net was not material. Refer to the Opioid-Related Litigation and Claims section of the “Trends and Uncertainties” section above for further discussion;
•Restructuring, impairment, and related charges, net primarily includes charges related to Corporate expenses, net, as well as our RxTS segment. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” section below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information; and
•Total operating expenses were favorably impacted by foreign currency exchange fluctuations.
2022
•SDG&A includes charges totaling $1.2 billion to remeasure our U.K. disposal group to fair value less costs to sell. The remeasurement adjustment includes a $734 million loss related to the accumulated other comprehensive loss balances associated with the U.K. disposal group, driven by declines in the British pound sterling. Of the total charges recorded during the period, $1.1 billion are included within our International segment and $42 million are included within Corporate expenses, net;
•SDG&A includes charges of $438 million to remeasure assets and liabilities of our E.U. disposal group held for sale to fair value less costs to sell and to impair certain internal-use software that will not be utilized in the future. The remeasurement adjustment includes a $151 million loss related to the accumulated other comprehensive loss balances associated with the E.U. disposal group, driven by declines in the Euro. Of the total charges recorded during the period, $383 million are included within our International segment and $55 million are included within Corporate expenses, net;
•SDG&A reflects a cost reduction of $142 million related to the cessation of depreciation and amortization of long-lived assets and operating lease right-of-use assets classified as held for sale for our European divestiture disposal groups;
•SDG&A includes opioid-related charges of $130 million, primarily litigation expenses;
•SDG&A includes a gain of $59 million related to the sale of our Canadian health benefit claims management and plan administrative services business;
•Claims and litigation charges, net includes a charge of $274 million related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section above;
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
•Total operating expenses were unfavorably impacted by foreign currency exchange fluctuations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Goodwill Impairments
We evaluate goodwill for impairment on an annual basis and at an interim date if indicators of potential impairment exist. During the first quarter of fiscal 2023, we voluntarily changed our annual goodwill impairment testing date from October 1st to April 1st to align with the change in timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.
The annual impairment testing performed in fiscal 2023 and fiscal 2022 did not indicate any impairment of goodwill. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within the International segment, where the risk of material goodwill impairment is higher than other reporting units. Refer to “Critical Accounting Policies and Estimates” included in this Financial Review for further information. At March 31, 2023 and March 31, 2022, the balance of goodwill in our International segment primarily relates to our McKesson Canada reporting unit.
Restructuring Initiatives and Long-Lived Asset Impairments
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. We anticipate total charges of approximately $125 million across our RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. We recorded charges of $60 million for the year ended March 31, 2023 related to this program, which reflects severance and other employee-related costs within our RxTS segment as well as asset impairments and accelerated depreciation, including certain asset impairments primarily within our U.S. Pharmaceutical segment and real estate charges within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
During the first quarter of fiscal 2022, we approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of our office space in North America. Where we ceased using office space, we exited the portion of the facility no longer used. We also retained and repurposed certain other office locations. We recorded charges of $124 million for the year ended March 31, 2022 primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially completed in fiscal 2022 after which immaterial charges will continue to be incurred through the termination date of certain leases.
In fiscal 2022, we recognized charges totaling $36 million to impair certain long-lived assets within our International segment related to our operations in Denmark and our retail pharmacy businesses in Canada.
Refer to Financial Note 3 , “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.
Other Income, Net
Other income, net increased for the year ended March 31, 2023 compared to fiscal 2022 primarily due to:
•a gain of $142 million related to the exit of one of our investments in equity securities held within our U.S. Pharmaceutical segment;
•a gain of $126 million due to the cash received for the early termination of the TRA entered into as part of the formation of the joint venture with Change, from which McKesson has now exited. This gain was recorded within Corporate expenses, net;
•a gain of $97 million from the termination of certain forward starting fixed interest rate swaps within Corporate expenses, net; and
•an increase of $97 million in interest income driven by higher interest rates on certain of our cash balances compared to the prior year.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
These gains were partially offset by net losses of $36 million recognized for the year ended March 31, 2023 compared to net gains of $98 million recognized for the year ended March 31, 2022 from our equity investments held within Corporate. These amounts primarily reflect mark-to-market net gains and impairments on certain of our investments in U.S. growth stage companies in the healthcare industry and realized net gains on the exit of some of these investments as further described in Financial Note 15, “Fair Value Measurements,” to the consolidated financial statements included in this Annual Report. In future periods, fair value adjustments recognized in our operating results for these types of investments may be adversely impacted by market volatility. Other income, net for the year ended March 31, 2022 also includes a gain of $42 million related to the sale of our 30% interest in our German pharmaceutical wholesale joint venture with Walgreens Boots Alliance (“WBA”).
Loss on Debt Extinguishment
The loss on debt extinguishment recorded for the year ended March 31, 2022 of $191 million includes premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred of $9 million, and was driven by our July 2021 tender offer to redeem a portion of our existing debt. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information.
Interest Expense
Interest expense increased in 2023 compared to the prior year primarily due to the unfavorable impacts of higher interest rates and changes in our derivative portfolio primarily as a result of our European divestiture activities. This was partially offset by a decrease in interest expense driven by lower existing debt due to our tender offer in late July 2021. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
We recorded income tax expense of $905 million and $636 million for the years ended March 31, 2023 and 2022, respectively. Our reported income tax expense rates were 19.5% and 33.0% in 2023 and 2022, respectively.
Fluctuations in our reported income tax rates are primarily due to non-cash charges related to remeasuring the value of our E.U. and U.K. disposal groups held for sale to fair value less costs to sell in fiscal 2022, changes in our business mix of earnings between various taxing jurisdictions, and discrete tax benefits recognized during 2023 and 2022. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for more information.
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
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $3 million and $5 million for the years ended March 31, 2023 and 2022, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and the accrual of the annual recurring compensation amount of €0.83 per McKesson Europe share that McKesson was obligated to pay to the noncontrolling shareholders of McKesson Europe under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”) through its divestiture in October 2022. For fiscal 2023, noncontrolling interests also includes the proportionate results of SCRI Oncology from its acquisition date in October 2022. Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements included in this Annual Report for additional information on changes to our redeemable and noncontrolling interests that occurred during the third quarter of fiscal 2023 and the first quarter of 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $3.6 billion and $1.1 billion for the years ended March 31, 2023 and 2022, respectively. Diluted earnings per common share attributable to McKesson Corporation was $25.03 and $7.23 for the years ended March 31, 2023 and 2022, respectively. Our diluted earnings per share reflects the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 142.2 million and 154.1 million for the years ended March 31, 2023 and 2022, respectively. The weighted-average diluted common shares outstanding was impacted by the cumulative effect of share repurchases and exercise and settlement of share-based awards.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Overview of Segment Results:
Segment Revenues:

	Years Ended March 31,
(Dollars in millions)	2023	2022	Change
Segment revenues
U.S. Pharmaceutical	$240,616	$212,149	13%
Prescription Technology Solutions	4,387	3,864	14
Medical-Surgical Solutions	11,110	11,608	(4)
International	20,598	36,345	(43)
Total revenues	$276,711	$263,966	5%
U.S. Pharmaceutical
U.S. Pharmaceutical revenues for the year ended March 31, 2023 increased $28.5 billion or 13% compared to the prior year. Within the segment, sales to pharmacies and institutional healthcare providers increased $27.0 billion and sales to specialty practices and other increased $1.5 billion. Overall, these increases were primarily due to market growth, including growth in specialty pharmaceuticals driven by higher volumes from retail national account customers, branded pharmaceutical price increases, and higher volumes from other existing customers. These increases were partially offset by branded to generic drug conversions and decreased distribution of COVID-19 vaccines.
Prescription Technology Solutions
RxTS revenues for the year ended March 31, 2023 increased $523 million or 14% compared to the prior year due to increased volume with new and existing customers primarily in our third-party logistics and wholesale distribution services as well as higher technology service revenues.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the year ended March 31, 2023 decreased $498 million or 4% compared to the prior year. Within the segment, sales to primary care customers decreased $307 million driven by lower sales of COVID-19 tests, partially offset by underlying core business growth including higher sales of flu test kits. Sales to extended care customers increased $7 million. Other sales declined $198 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
International revenues for the year ended March 31, 2023 decreased $15.7 billion or 43% compared to the prior year which included $1.9 billion unfavorable effects of foreign currency exchange fluctuations. Within the segment, sales in Europe declined by $14.8 billion largely due to the completed divestitures of our U.K. and E.U. disposal groups, and Austrian business. This was partially offset by increased sales in Canada of $1.0 billion largely driven by higher pharmaceutical distribution volumes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Years Ended March 31,
(Dollars in millions)	2023	2022	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$3,206	$2,879	11%
Prescription Technology Solutions (3)	566	500	13
Medical-Surgical Solutions (4)	1,117	959	16
International (5)	136	(968)	114
Subtotal	5,025	3,370	49
Corporate expenses, net (6)	(147)	(1,073)	(86)
Loss on debt extinguishment (7)	—	(191)	(100)
Interest expense	(248)	(178)	39
Income from continuing operations before income taxes	$4,630	$1,928	140%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.33%	1.36%	(3) bp
Prescription Technology Solutions	12.90	12.94	(4)
Medical-Surgical Solutions	10.05	8.26	179
International	0.66	(2.66)	332
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income (expense), net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•cash receipts for our share of antitrust legal settlements of $129 million and $46 million for the years ended March 31, 2023 and 2022, respectively;
•charges of $1 million and credits of $23 million for the years ended March 31, 2023 and 2022, respectively; related to the LIFO method of accounting for inventories; and
•a gain of $142 million for the year ended March 31, 2023 related to the exit of one of our investments in equity securities.
(3)Operating profit for our RxTS segment for the year ended March 31, 2023 includes restructuring charges of $43 million primarily for severance and employee-related costs, as well as asset impairments and accelerated depreciation.
(4)Operating profit for our Medical-Surgical Solutions segment for the year ended March 31, 2022 includes charges totaling $164 million on certain PPE and other related products due to inventory impairments and excess inventory.
(5)Operating profit (loss) for our International segment includes the following:
•charges of $1.1 billion for the year ended March 31, 2022 to remeasure our U.K. disposal group held for sale to fair value less costs to sell;
•charges of $240 million and $383 million for the years ended March 31, 2023 and 2022, respectively, to remeasure our E.U. disposal group held for sale to fair value less costs to sell and, in fiscal 2022, to impair certain internal-use software that will not be utilized in the future;
•a gain of $59 million for the year ended March 31, 2022 related to the sale of our Canadian health benefit claims management and plan administrative services business; and
•a gain of $42 million for the year ended March 31, 2022 related to the sale to WBA of our 30% interest in our German pharmaceutical wholesale joint venture.
(6)Corporate expenses, net includes the following:
•credits of $306 million and charges of $55 million for the years ended March 31, 2023 and 2022, respectively, primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group;
•a gain of $126 million for the year ended March 31, 2023 related to the cash payment received for the early termination of our TRA with Change;
•a gain of $97 million for the year ended March 31, 2023 related to the termination of certain forward starting fixed interest rate swaps;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•restructuring charges of $83 million and $100 million for the years ended March 31, 2023 and 2022, respectively, primarily due to costs for business transformation and optimization efforts related to the Company’s technology organization and the transition to a partial remote work model for certain employees.
•net losses of $36 million and net gains of $98 million for the years ended March 31, 2023 and 2022, respectively, associated with certain of our equity investments;
•charges of $42 million for the year ended March 31, 2022 primarily related to the effect of accumulated other comprehensive loss components from our U.K. disposal group;
•charges of $274 million for the year ended March 31, 2022 related to our estimated liability for opioid-related claims;
•charges of $130 million for the year ended March 31, 2022 of opioid-related costs, primarily litigation expenses; and
(7)Loss on debt extinguishment for the year ended March 31, 2022 consists of a charge of $191 million on debt extinguishment related to our July 2021 tender offer to redeem a portion of our existing debt.

U.S. Pharmaceutical
Operating profit increased for the year ended March 31, 2023 compared to the prior year primarily due to growth in specialty pharmaceuticals, increased contributions from our generics programs, a gain recognized from the exit of one of our investments in equity securities in July 2022, and higher cash proceeds received representing our share of antitrust legal settlements. This was partially offset by an increase in operating expenses to support higher volumes, and a decrease in the contribution from our COVID-19 vaccine distribution program.
Prescription Technology Solutions
Operating profit increased for the year ended March 31, 2023 compared to the prior year primarily driven by increased volumes with new and existing customers due to growth in our access, affordability, and adherence solutions.
Medical-Surgical Solutions
Operating profit increased for the year ended March 31, 2023 compared to the prior year primarily due to favorability in our core primary care business, including favorable illness season testing and sourcing activities, and prior year inventory charges on certain PPE and other related products, partially offset by lower sales of COVID-19 tests and a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
International
Operating profit for this segment for the year ended March 31, 2023 compared to an operating loss for the prior year was primarily a result of higher remeasurement charges recorded in the prior year related to our divestitures of the U.K. and E.U. disposal groups and our Austrian business, as well as lower restructuring expenses for optimization programs in Canada. This was partially offset by a gain recognized in the prior year from the sale of our Canadian health benefit claims management and plan administrative services business.
Corporate
Corporate expenses, net decreased for the year ended March 31, 2023 compared to the prior year primarily due to:
•year-over-year favorability from lower fair value remeasurement adjustments of our E.U. and U.K. disposal groups compared to fiscal 2022;
•lower charges related to our estimated liability for opioid-related claims;
•a gain related to the cash payment received for the early termination of our TRA with Change;
•a gain related to the termination of certain forward starting fixed interest rate swaps;
•a decrease in opioid-related costs, primarily litigation expenses;
•prior year restructuring charges for the transition to a partial remote work model for certain employees; and
•a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year period.
These were partially offset by net losses from our equity investments compared to net gains in the prior year period.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
FOREIGN OPERATIONS
Our foreign operations represented approximately 7% and 14% of our consolidated revenues in fiscal 2023 and fiscal 2022, respectively. Foreign operations are subject to certain risks, including currency fluctuations. Refer to Item 1A - Risk Factors in Part I of this Annual Report for a risk factor related to fluctuations in foreign currency exchange rates. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies, including the Canadian dollar and, more significantly prior to our European divestiture activities discussed above, Euro and British pound sterling. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates. In discussing our operating results, we may use the term “foreign currency exchange fluctuations,” which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of our operations in foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency exchange rate fluctuations. In computing the foreign currency exchange fluctuations, we translate our current year results of our operations in foreign countries recorded in local currencies into U.S. dollars by applying their respective average foreign currency exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods reported in U.S. dollars.
In July 2021, we announced our intention to exit our businesses in Europe. In fiscal 2023, we completed the previously announced sale of our E.U. and U.K. disposal groups and in fiscal 2022 we completed the previously announced sale of our Austrian business. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information on these European divestitures.
Additional information regarding our foreign operations is also included in Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report.
BUSINESS COMBINATIONS
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information.
FISCAL 2024 OUTLOOK
Information regarding the Company’s fiscal 2024 outlook is contained in the release of our fourth quarter fiscal 2023 financial results included as an exhibit to our Form 8-K furnished to the SEC on May 8, 2023, which is not incorporated by reference into this Annual Report. That Form 8-K should be read in conjunction with the forward-looking statements in the "Trends and Uncertainties" section of this Financial Review, as well as the cautionary statements in Item 1 - Business - Forward-Looking Statements, and Item 1A - Risk Factors, in Part I of this Annual Report.
CRITICAL ACCOUNTING ESTIMATES
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Allowances for Credit Losses: Our receivables primarily consist of short-term trade accounts receivable from customers that result from the sale of goods and services. We also provide customer financing arrangements to customers who purchase our products and services. Customer financing primarily relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories. We also provide financing to certain customers related to the purchase of pharmacies, which serve as collateral for the loans. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers and record an allowance in our consolidated financial statements for these amounts.
The Company considers historical credit losses, the current economic environment, customer credit ratings, collections on past due amounts, legal disputes, and bankruptcies, as well as reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance.
Sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 68% of total consolidated revenues in fiscal 2023 and comprised approximately 42% of total trade accounts receivable at March 31, 2023. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 27% of our total consolidated revenues in fiscal 2023 and comprised approximately 21% of total trade accounts receivable at March 31, 2023. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations, and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business, and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in fiscal 2023 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.
At March 31, 2023, trade and notes receivables were $17.5 billion prior to allowances of $114 million. Our provision for bad debts was $45 million, $29 million, and $4 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. At March 31, 2023 and 2022, the allowance as a percentage of trade and notes receivables was 0.7% and 0.6%, respectively. An increase or decrease of a hypothetical 0.1% in the fiscal 2023 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $17 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowances for credit losses may be found in Schedule II included in this Annual Report.
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
In determining whether an inventory valuation allowance is required, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations, and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products, or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories which are considered excess and obsolete as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
At March 31, 2023 and 2022, total inventories, net were $19.7 billion and $18.7 billion, respectively, in our Consolidated Balance Sheets. The LIFO method was used to value approximately 64% and 63% of our inventories at March 31, 2023 and 2022, respectively. If we had used the moving average method of inventory valuation, inventories would have been approximately $384 million and $383 million higher than the amounts reported at March 31, 2023 and 2022, respectively. These amounts are equivalent to our LIFO reserves. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. We recognized a LIFO charge of $1 million in fiscal 2023 and LIFO credits of $23 million and $38 million in fiscal 2022 and fiscal 2021, respectively, all within “Cost of Sales” in our Consolidated Statements of Operations. The LIFO charge in fiscal 2023 compared to LIFO credits in fiscal 2022 and fiscal 2021 are primarily due to higher brand inflation and lower generics deflation, offset by significantly higher off patent launch activity in fiscal 2023. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products.
We believe that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. As of March 31, 2023 and 2022, inventories at LIFO did not exceed market.
Business Combinations: We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use a variation of the income approach, whereby a forecast of future cash flows attributable to the asset is discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the asset’s expected useful life. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information regarding our acquisitions.
Certain business combinations involve the potential for future payments of consideration that is contingent upon the achievement of performance milestones or other agreed-upon events. The liability for the contingent consideration is measured at its fair value as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected operational and financial information, the probability of achievement of performance milestones or other agreed-upon events, and the risk-adjusted discount rate used to calculate the present value of the probability-weighted projected financial information. Contingent liabilities are remeasured to fair value at each reporting date until the liability is resolved with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Changes in any of the inputs may result in a significant adjustment to the fair value.
Goodwill and Long-Lived Assets:
Goodwill
As a result of acquiring businesses, we have $9.9 billion and $9.5 billion of goodwill at March 31, 2023 and 2022, respectively, and $2.3 billion and $2.1 billion of intangible assets, net at March 31, 2023 and 2022, respectively. During the first quarter of fiscal 2023, we voluntarily changed our annual goodwill impairment testing date from October 1st to April 1st to align with a change in the timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.
We perform an impairment test on goodwill balances annually in the first fiscal quarter and more frequently if indicators for potential impairment exist. Indicators that are considered include significant declines in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our operating segments, for which discrete financial information is available and where segment management regularly reviews the operating results of that reporting unit.
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
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment testing date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rates, or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. Under the market approach, significant estimates and assumptions also include the selection of appropriate guideline public companies and the determination of appropriate valuation multiples to apply to the reporting unit. Under the income approach, significant estimates and assumptions also include the determination of discount rates. The discount rates represent the weighted-average cost of capital measuring the reporting unit’s cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company’s target capital structure. Included in the estimate of the weighted-average cost of capital is the assumption of an unsystematic risk premium to address incremental uncertainty related to the reporting units’ future cash flow projections.
The annual impairment testing performed for fiscal 2023, fiscal 2022, and fiscal 2021 did not indicate any impairment of goodwill. The segment change in the second quarter of fiscal 2021 prompted changes in multiple reporting units across the Company and as a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach and assessed for impairment both before and after the reallocation. We recorded a goodwill impairment charge of $69 million in fiscal 2021 as the estimated fair value of the Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of the Europe Retail Pharmacy reporting unit within the International segment. At March 31, 2023 and 2022, the balance of goodwill in the International segment primarily relates to our McKesson Canada reporting unit.
The estimated fair value of our McKesson Canada reporting unit in our International segment exceeded the carrying value of the reporting unit by approximately 30% in fiscal 2023. The goodwill balance of this reporting unit was $1.4 billion at March 31, 2023, or approximately 14% of the consolidated goodwill balance. A decline in estimated future cash flows in excess of approximately 22% for McKesson Canada or an increase in the discount rate in excess of approximately 2% could result in an indication of goodwill impairment for this reporting unit in future reporting periods under the income approach. Other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions may require us to further revise the projected cash flows, which could adversely affect the fair value of our other reporting units in future periods. Refer to Financial Note 10, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements included in this Annual Report for additional information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Long-Lived Assets
Currently, all of our intangible and other long-lived assets are amortized or depreciated based on the pattern of their economic consumption or a straight-line basis over their estimated useful lives, ranging from one to 25 years. We review intangible and other long-lived assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability of intangible and other long-lived assets is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value. Assumptions and estimates about future values and the remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
Our ongoing consideration of all the factors described previously could result in further impairment charges in the future, which could adversely affect our net income. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for additional information on our long-lived asset impairments.
Long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Fair value is determined based on the total consideration expected to be received by the Company. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
We recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, a reduction to income tax expense may be recognized. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for additional information on income tax matters.
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
In conjunction with the preparation of the consolidated financial statements included in this Annual Report, we considered matters related to ongoing controlled substances claims to which we are a party. At March 31, 2023, our estimated accrued liability for the opioid-related claims of governmental entities was $7.2 billion. Because of the many uncertainties associated with the remaining opioid-related litigation matters, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible losses for all opioid-related litigation matters. We are not able to predict the outcome in these matters, and an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our results of operations, financial position, and cash flows or liquidity. Refer to the “Opioid-Related Litigation and Claims” section of the “Trends and Uncertainties” section of this Financial Review and Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report for additional information.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity through access to the debt market generally and from our credit facilities and commercial paper program, will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain well-capitalized with access to liquidity from our $4.0 billion 2022 Credit Facility. At March 31, 2023, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Years Ended March 31,
(Dollars in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$5,159	$4,434	$725
Investing activities	(542)	(89)	(453)
Financing activities	(4,368)	(6,321)	1,953
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	55	(30)
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale (1)	470	(540)	1,010
Net change in cash, cash equivalents, and restricted cash	$744	$(2,461)	$3,205
(1)The fiscal 2023 change reflects a reversal of cash, cash equivalents, and restricted cash previously classified within assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying consolidated financial statements included in this Annual Report for further information.
Operating Activities
Operating activities provided cash of $5.2 billion and $4.4 billion for the years ended March 31, 2023 and 2022, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the year ended March 31, 2023 were affected by net income of $3.7 billion adjusted for non-cash items, and an increase in drafts and accounts payable of $3.8 billion offset by increases in inventories and receivables of $1.3 billion and $1.1 billion, respectively, were primarily driven by higher revenues and timing. Our litigation liabilities decreased by $1.1 billion due to payments made during fiscal 2023 associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes. Other non-cash items within operating activities for the year ended March 31, 2023 includes stock-based compensation of $162 million.
Operating activities for the year ended March 31, 2022 were affected by net income adjusted for non-cash items, including the losses on our European businesses held for sale and our classifications of receivables, drafts and accounts payables, and inventories as held for sale. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for further information. Excluding the aforementioned classifications, operating activities for the year ended March 31, 2022 were affected by increases in inventory of $1.2 billion and drafts and accounts payable of $2.8 billion due to timing of purchases, and an increase in receivables of $1.8 billion resulting from timing of collections and higher revenues. Other non-cash items within operating activities for the year ended March 31, 2022 includes an adjustment to net income of $191 million related to loss on debt extinguishment, non-cash inventory charges totaling $164 million on certain PPE and other related products in our Medical-Surgical Solutions segment, and stock-based compensation of $161 million.
Investing Activities
Net cash used in investing activities was $542 million and $89 million for the years ended March 31, 2023 and 2022, respectively. Investing activities for the year ended March 31, 2023 includes $867 million of net cash payments for acquisitions, including $600 million for our acquisition of RxSS and $173 million for our formation of SCRI Oncology with HCA. Investing activities for the year ended March 31, 2023 also includes $390 million and $168 million in capital expenditures for property, plant, and equipment and capitalized software, respectively, and reflects proceeds from sales of businesses and investments of $1.1 billion, including cash proceeds, net of cash divested, of $573 million from the completed divestiture of our E.U. disposal group, $202 million of net cash from the completed divestiture of our U.K. disposal group, and $179 million of cash from the exit of one of our investments in equity securities in July 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Investing activities for the year ended March 31, 2022 includes $388 million and $147 million in capital expenditures for property, plant, and equipment and capitalized software, respectively. Investing activities for the year ended March 31, 2022 also includes net cash proceeds of $578 million from sales of businesses and investments, primarily driven by our European divestiture activities described above, including the disposal of our Austria business, and the sale of certain of our equity investments.
Financing Activities
Net cash used in financing activities was $4.4 billion and $6.3 billion for the years ended March 31, 2023 and 2022, respectively. Financing activities for the year ended March 31, 2023 includes $3.6 billion of cash paid for share repurchases and $292 million of cash paid for dividends. Financing activities also includes cash receipts of $8.5 billion and payments of $8.5 billion for short-term borrowings of commercial paper in fiscal 2023. In November 2022, we entered into the 2022 Term Loan Credit Facility which provided an unsecured term loan facility of up to $500 million, which we drew upon in full in December 2022 and which we subsequently repaid in February 2023. The proceeds of this loan were used for general corporate purposes. In February 2023, we completed a public offering of the 5.25% Notes with net proceeds of $497 million, which were used to repay existing debt. In December 2022, we retired our $400 million outstanding principal amount of the 2.70% Notes and on March 15, 2023, we retired our $360 million outstanding principal amount of the 2.85% Notes, both upon maturity using cash on hand. Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests.
Financing activities for the year ended March 31, 2022 includes cash receipts of $11.2 billion and payments of $11.2 billion from short-term borrowings of commercial paper. Financing activities for the year ended March 31, 2022 includes a cash tender offer of $1.1 billion to redeem certain notes with a principal amount of $922 million and the redemption of our 0.63% Euro-denominated notes with a principal amount of €600 million (or, approximately $709 million) prior to the maturity date of August 17, 2021 using cash on hand. This resulted in total repayments of long-term debt during the year ended March 31, 2022 of $1.8 billion, including $184 million of cash paid for premiums and transaction fees. This was partially offset by the issuance of long-term debt in August 2021 pursuant to a public offering of 1.30% Notes due 2026 for net proceeds of $498 million, which was utilized for general corporate purposes. Financing activities for the year ended March 31, 2022 also includes $3.5 billion of cash paid for share repurchases and $277 million of cash paid for dividends. Additionally, financing activities for the year ended March 31, 2022 includes payments of $1.0 billion to purchase shares of McKesson Europe through exercises of a put right option by noncontrolling shareholders. Cash used for other financing activities for the year ended March 31, 2022 includes payments to noncontrolling interests, and funds temporarily held on behalf of unaffiliated medical practice groups.
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, and other market and economic conditions. During the last two years, our share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Information regarding the share repurchase activity over the last two fiscal years was as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2021			$2,785
Shares repurchased - May 2021 ASR	5.2	$193.22	(1,000)
Shares repurchased - Open market	4.6	$217.73	(1,007)
Share repurchase authorization increase in fiscal 2022			4,000
Shares repurchased - February 2022 ASR (3)	4.8	$265.56	(1,500)
Balance, March 31, 2022			3,278
Shares repurchased - February 2022 ASR (3)	0.3	$295.16	—
Shares repurchased - May 2022 ASR	3.1	$321.05	(1,000)
Share repurchase authorization increase in fiscal 2023			4,000
Shares repurchased - December 2022 ASR	2.6	$369.20	(972)
Shares repurchased - Open market (4)	4.7	$363.24	(1,693)
Balance, March 31, 2023			$3,613
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)In February 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. We received 4.8 million shares as the initial share settlement in the fourth quarter of fiscal 2022 based on an initial share purchase price, and in May 2022, we received an additional 0.3 million shares upon the completion of this ASR program.
(4)Of the total dollar value, $27 million was accrued within “Other accrued liabilities” in our Consolidated Balance Sheet as of March 31, 2023 for share repurchases that were executed in late March 2023 and settled in early April 2023.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Selected Measures of Liquidity and Capital Resources

	March 31,
(Dollars in millions)	2023	2022
Cash, cash equivalents, and restricted cash	$4,679	$3,935
Working capital	(3,665)	(2,235)
Days sales outstanding for: (1)
Customer receivables	22	22
Inventories	27	27
Drafts and accounts payable	58	55
Debt to capital ratio (2)	120.5%	114.5%
(1)Based on year-end balances and sales or cost of sales for the last 90 days of the year.
(2)This ratio describes the relationship and changes within our capital resources, and is computed as the sum of total debt divided by the sum of total debt and McKesson stockholders’ deficit, which excludes noncontrolling interests and accumulated other comprehensive loss.
Cash equivalents, which are readily convertible to known amounts of cash, are carried at fair value. Cash equivalents are primarily invested in AAA-rated U.S. government money market funds, short-term deposits with financial institutions, and short-term commercial papers issued by non-financial institutions. Deposits with financial institutions are primarily denominated in U.S. dollars and the functional currencies of our foreign subsidiaries, including Canadian dollars, Euro, and British pounds sterling. Deposits could exceed the amounts insured by the Federal Deposit Insurance Corporation in the U.S. and similar deposit insurance programs in other jurisdictions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of March 31, 2023 and 2022 included approximately $1.3 billion and $1.5 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not expect the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, and inventories, net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, and other accrued liabilities. Working capital also includes net assets and liabilities classified as held for sale which have decreased in fiscal 2023 as a result of the divestiture of our E.U. and U.K. disposal groups. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital decreased at March 31, 2023 compared to the prior year primarily due to an increase in drafts and accounts payable, partially offset by an increase in cash and cash equivalents, inventory and receivables, driven by higher revenues and timing.
Our debt to capital ratio increased for the year ended March 31, 2023 primarily due to share repurchases and net repayments of long-term debt, partially offset by net income attributable to McKesson for the year.
In July 2022, we raised our quarterly dividend from $0.47 to $0.54 per common share for dividends declared on or after such date by the Board. Dividends were $2.09 per share in fiscal 2023 and $1.83 per share in fiscal 2022. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, and other factors. In fiscal 2023 and fiscal 2022, we paid total cash dividends of $292 million and $277 million, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Redeemable Noncontrolling Interests
Our previously recognized redeemable noncontrolling interests primarily related to our consolidated subsidiary, McKesson Europe. Under the Domination Agreement, the noncontrolling shareholders of McKesson Europe had a right to put (“Put Right”) their shares at €22.99 per share, increased annually for interest in the amount of five percentage points above a base rate published semi-annually by the German Bundesbank, less any compensation amount or guaranteed dividend already paid by McKesson. During fiscal 2022, we paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders, which reduced the balance of our redeemable noncontrolling interests.
The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, valued at $287 million, were transferred from redeemable noncontrolling interests to noncontrolling interests and as a result, we no longer have redeemable noncontrolling interests presented in our consolidated balance sheets at March 31, 2023 or 2022. Our noncontrolling interest in McKesson Europe was included in the sale of our E.U. disposal group in October 2022, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
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
Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding redeemable noncontrolling interests.
Material Cash Requirements:
The table and information below presents our significant financial obligations and commitments as of March 31, 2023:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Total debt (1)	$5,594	$968	$1,719	$1,613	$1,294
Operating lease obligations (2)	1,894	340	594	413	547
Other (3)	164	92	26	16	30

Off balance sheet
Interest on borrowings (4)	1,032	170	265	149	448
Purchase obligations (5)	6,547	6,535	12	—	—
Other (6)	360	18	303	18	21
Total	$15,591	$8,123	$2,919	$2,209	$2,340
(1)Represents maturities of the Company’s long-term obligations, including finance lease obligations. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information.
(2)Represents undiscounted minimum operating lease obligations under non-cancelable operating leases having an initial remaining term over one year and is not adjusted for imputed interest. Refer to Financial Note 9, “Leases,” to the consolidated financial statements included in this Annual Report for more information.
(3)Includes estimated benefit payments for our unfunded benefit plans and minimum funding requirements for our pension plans as well as the contingent consideration liability related to our acquisition of RxSS in November 2022.
(4)Represents interest that will become due on our fixed rate long-term debt obligations.
(5)Primarily relates to the expected purchase of goods and services, including inventory and capital commitments, from vendors in the normal course of business.
(6)Includes agreements under which we have guaranteed the repurchase of our customers’ inventory and our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. Refer to Financial Note 16, “Financial Guarantees and Warranties,” to the consolidated financial statements included in this Annual Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
The material cash requirements table above excludes the following obligations:
At March 31, 2023, the Company had accrued liabilities of $7.2 billion related to the settlement of opioid-related litigation claims with U.S. governmental entities, including Native American tribes, as described in the “Trends and Uncertainties” section of this Financial Review and Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. The majority of this amount relates to a global settlement payable in annual installments through 2038 pursuant to the schedule set forth in the agreement. As of March 31, 2023, $548 million is estimated to be paid within the next twelve months.
At March 31, 2023, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $974 million. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for additional information on income tax matters.
At March 31, 2023, our banks and insurance companies have issued $206 million of standby letters of credit and surety bonds. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and our workers’ compensation and automotive liability programs.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents as well as short-term borrowings from our commercial paper issuances. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $7.2 billion as of March 31, 2023 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other capital market transactions. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report.
RELATED PARTY BALANCES AND TRANSACTIONS
Information regarding our related party balances and transactions is included in Financial Note 19, “Related Party Balances and Transactions,” to the consolidated financial statements included in this Annual Report.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report.

McKESSON CORPORATION
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2023 and 2022, we had $4.7 billion and $3.5 billion, respectively, in cash and cash equivalents. At March 31, 2023, we also had fixed-to-floating interest rate swaps with a total notional amount of $1.3 billion. The effect of a hypothetical 50 basis points increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and fixed-to-floating interest rate swaps, would not have resulted in a material impact to earnings in fiscal 2023 or fiscal 2022.
Foreign currency exchange rate risk: We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Canadian dollars, Euro, and British pounds sterling. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign currency-denominated notes and our foreign subsidiaries, including intercompany loans denominated in non-functional currencies.
We have certain foreign currency exchange rate risk programs that utilize cross-currency swaps which are intended to reduce the income statement effects from fluctuations in foreign currency exchange rates and have been designated as cash flow hedges or fair value hedges. These programs reduce but do not entirely eliminate foreign currency exchange rate risk. However, our risk management programs are designed such that changes in the value of the underlying exposure would be largely offset by the potential changes in the value of the risk management portfolios. Refer to Financial Note 14, “Hedging Activities,” to the consolidated financial statements included in this Annual Report for more information on our cross-currency swaps.
The Company and its subsidiaries are also exposed to balances denominated in currencies other than their functional currency. At March 31, 2023 and 2022, the effect of a hypothetical adverse 10% change in the foreign currency exchange rates on underlying balances not reported in the functional currencies of the Company and these subsidiaries would not have resulted in a material impact to our earnings in fiscal 2023 or fiscal 2022. Refer to Financial Note 1, “Significant Accounting Policies,” under the section “Foreign Currency Translation” for more information regarding our exposure to transactional gains and losses.
In July 2021, we announced our intention to exit our businesses in Europe. We completed the divestitures of our Austrian business in January 2022, the U.K. disposal group in April 2022, and the E.U. disposal group in October 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information on these divestitures. The completion of these divestitures has reduced our foreign currency exchange rate risk as it relates to the Euro and British pound sterling. The selected hypothetical change in interest rates and foreign currency exchange rates described above does not reflect what could be considered the best or worst case scenarios.

Table of Contents	Item 8 Index
McKESSON CORPORATION
Item 8.    Financial Statements and Supplementary Data.

Table of Contents	Item 8 Index
McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. This audit report appears on the following page of this Annual Report on Form 10-K.
May 8, 2023

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
McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Opioid litigation and related uncertain tax position - refer to Note 1, Note 6, and Note 17 to the financial statements
Critical Audit Matter Description
The Company and its affiliates are defendants in numerous cases asserting claims related to distribution of controlled substances, including opioids. Plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, as well as private plaintiffs such as hospitals, health and welfare funds, third-party payors, and individuals, as well as cases brought in Canada (“opioid litigation”). The Company recognizes a liability for loss contingencies, including opioid litigation, when it is probable that a liability has been incurred and the amount of loss or range of loss is reasonably estimable. The Company has recorded a $7.2 billion liability related to opioid litigation as of March 31, 2023. In connection with this liability, the Company recognized a related income tax benefit, and has an unrecognized tax benefit resulting from uncertainty in the amount that is more likely than not to be deductible for U.S. federal and state income tax purposes.
We identified opioid litigation as a critical audit matter because of the significant judgment in auditing management’s accounting and disclosure for these matters. Such judgment led to an increased extent of effort, including the need to involve specialists. Specifically, auditing management’s assessment of whether a loss in excess of the opioid litigation accrual is probable and reasonably estimable for unresolved cases is subjective and requires significant judgment given the novelty and complexity of the Company’s opioid litigation. There is also significant judgment associated with the Company’s disclosure of opioid litigation, including auditing management’s assertion that no range of loss can be estimated outside of the amount currently accrued. In addition, auditing management’s estimate of the amount of related income tax benefit deemed more-likely-than-not of being realized is challenging because the evaluation of the technical merits of such tax positions requires significant judgment and an increased extent of effort, including the need to involve our tax specialists.

Table of Contents	Item 8 Index
McKESSON CORPORATION
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to liabilities arising from opioid claims brought by Governmental Entities included the following, among others:
•We tested the effectiveness of the Company’s internal controls related to opioid litigation and the related uncertain tax position.
•We inquired of the Company’s internal and external legal counsel and tax experts, as well as executives and other members of management, to understand the basis for the Company’s accounting conclusions, including any changes in facts potentially impacting the Company’s reserves for uncertain tax positions.
•We inspected responses to inquiry letters sent to both internal and external counsel.
•We evaluated management’s analysis of liabilities arising from opioid claims.
•With the assistance of our tax specialists, we evaluated management’s analysis of the uncertain tax position associated with the Company’s opioid litigation.
•We examined Board of Directors meeting minutes and compared to internal and external counsel’s written responses to our inquiry letters.
•We evaluated any events relevant to opioid litigation occurring subsequent to March 31, 2023.
•We obtained written representations from executives and internal counsel of the Company.
•We examined terms related to settlements of opioid claims.
•We evaluated the adequacy of the Company’s related disclosures for consistency with our testing and also searched for contradictory evidence by reading disclosures from peer companies, who are also party to opioid litigation.
Goodwill - Refer to Note 1 and Note 10 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves comparing the carrying amount of each reporting unit to its fair value on the first day of the first fiscal quarter or whenever the Company believes a potential indicator of impairment requiring a more frequent assessment has occurred. The Company uses a combination of the income and market approaches to estimate reporting unit fair value. Under the market approach, fair value is estimated by comparing the business to similar businesses, or guideline companies whose equity securities are actively traded in public markets. Under the income approach, the Company uses a discounted cash flow (“DCF”) model where cash flows anticipated over future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate discount rate that is commensurate with the risk inherent within the reporting unit. The rate used to discount to present value includes an unsystematic risk premium, which is intended to address uncertainty related to the reporting unit’s future cash flow projections. The goodwill balance was $9.9 billion as of March 31, 2023, of which $1.4 billion was allocated to the McKesson Canada reporting unit. The fair value of all reporting units exceeded their respective carrying amounts as of the measurement date and, therefore, no impairment was recognized.
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

Table of Contents	Item 8 Index
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
May 8, 2023

We have served as the Company’s auditor since 1968.

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2023	2022	2021
Revenues	$276,711	$263,966	$238,228
Cost of sales	(264,353)	(250,836)	(226,080)
Gross profit	12,358	13,130	12,148
Selling, distribution, general, and administrative expenses	(7,776)	(10,537)	(8,849)
Claims and litigation charges, net	8	(274)	(7,936)
Goodwill impairment charges	—	—	(69)
Restructuring, impairment, and related charges, net	(209)	(281)	(334)
Total operating expenses	(7,977)	(11,092)	(17,188)
Operating income (loss)	4,381	2,038	(5,040)
Other income, net	497	259	223
Loss on debt extinguishment	—	(191)	—
Interest expense	(248)	(178)	(217)
Income (loss) from continuing operations before income taxes	4,630	1,928	(5,034)
Income tax benefit (expense)	(905)	(636)	695
Income (loss) from continuing operations	3,725	1,292	(4,339)
Loss from discontinued operations, net of tax	(3)	(5)	(1)
Net income (loss)	3,722	1,287	(4,340)
Net income attributable to noncontrolling interests	(162)	(173)	(199)
Net income (loss) attributable to McKesson Corporation	$3,560	$1,114	$(4,539)

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$25.05	$7.26	$(28.26)
Discontinued operations	(0.02)	(0.03)	—
Total	$25.03	$7.23	$(28.26)
Basic
Continuing operations	$25.25	$7.35	$(28.26)
Discontinued operations	(0.02)	(0.03)	—
Total	$25.23	$7.32	$(28.26)

Weighted-average common shares outstanding
Diluted	142.2	154.1	160.6
Basic	141.1	152.3	160.6

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended March 31,
	2023	2022	2021
Net income (loss)	$3,722	$1,287	$(4,340)

Other comprehensive income, net of tax
Foreign currency translation adjustments	674	60	184
Unrealized gains (losses) on cash flow and other hedges	(63)	14	(36)
Changes in retirement-related benefit plans	62	41	22
Other comprehensive income, net of tax	673	115	170

Comprehensive income (loss)	4,395	1,402	(4,170)
Comprehensive income attributable to noncontrolling interests	(206)	(172)	(146)
Comprehensive income (loss) attributable to McKesson Corporation	$4,189	$1,230	$(4,316)

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$4,678	$3,532
Receivables, net	19,410	18,583
Inventories, net	19,691	18,702
Assets held for sale	17	4,516
Prepaid expenses and other	496	898
Total current assets	44,292	46,231
Property, plant, and equipment, net	2,177	2,092
Operating lease right-of-use assets	1,635	1,548
Goodwill	9,947	9,451
Intangible assets, net	2,277	2,059
Other non-current assets	1,992	1,917
Total assets	$62,320	$63,298

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$42,490	$38,086
Current portion of long-term debt	968	799
Current portion of operating lease liabilities	299	297
Liabilities held for sale	5	4,741
Other accrued liabilities	4,195	4,543
Total current liabilities	47,957	48,466
Long-term debt	4,626	5,080
Long-term deferred tax liabilities	1,387	1,418
Long-term operating lease liabilities	1,402	1,366
Long-term litigation liabilities	6,625	7,220
Other non-current liabilities	1,813	1,540
Commitments and contingent liabilities (Note 17)
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 277 and 275 shares issued at March 31, 2023 and 2022, respectively	3	2
Additional paid-in capital	7,747	7,275
Retained earnings	12,295	9,030
Accumulated other comprehensive loss	(905)	(1,534)
Treasury shares, at cost, 141 and 130 shares at March 31, 2023 and 2022, respectively	(20,997)	(17,045)
Total McKesson Corporation stockholders’ deficit	(1,857)	(2,272)
Noncontrolling interests	367	480
Total deficit	(1,490)	(1,792)
Total liabilities and deficit	$62,320	$63,298
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2020	272	$2	$6,663	$13,022	$(1,703)	(110)	$(12,892)	$217	$5,309
Opening retained earnings adjustments: adoption of new accounting standards	—	—	—	(13)	—	—	—	—	(13)
Balance, April 1, 2020	272	2	6,663	13,009	(1,703)	(110)	(12,892)	217	5,296
Issuance of shares under employee plans, net of forfeitures	1	—	92	—	—	—	(28)	—	64
Share-based compensation	—	—	151	—	—	—	—	—	151
Repurchase of common stock	—	—	—	—	—	(5)	(750)	—	(750)
Net income (loss)	—	—	—	(4,539)	—	—	—	156	(4,383)
Other comprehensive income	—	—	—	—	223	—	—	—	223
Cash dividends declared, $1.67 per common share	—	—	—	(270)	—	—	—	—	(270)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(177)	(177)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	3	—	—	—	—	—	3
Other	—	—	16	2	—	—	—	—	18
Balance, March 31, 2021	273	2	6,925	8,202	(1,480)	(115)	(13,670)	196	175
Issuance of shares under employee plans, net of forfeitures	2	—	220	—	—	—	(71)	—	149
Share-based compensation	—	—	154	—	—	—	—	—	154
Repurchase of common stock	—	—	(204)	—	—	(15)	(3,304)	—	(3,508)
Net income	—	—	—	1,114	—	—	—	165	1,279
Other comprehensive income (loss)	—	—	—	—	116	—	—	(4)	112
Cash dividends declared, $1.83 per common share	—	—	—	(279)	—	—	—	—	(279)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(155)	(155)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	2	(7)	—	—	—	(2)	(7)
Balance, March 31, 2022	275	2	7,275	9,030	(1,534)	(130)	(17,045)	480	(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	163	—	—	—	(160)	—	4
Share-based compensation	—	—	161	—	—	—	—	—	161
Repurchase of common stock	—	—	127	—	—	(11)	(3,792)	—	(3,665)
Net income	—	—	—	3,560	—	—	—	162	3,722
Other comprehensive income	—	—	—	—	629	—	—	44	673
Cash dividends declared, $2.09 per common share	—	—	—	(296)	—	—	—	—	(296)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(5)	(5)
Formation of SCRI Oncology, LLC	—	—	22	—	—	—	—	225	247
Derecognition of noncontrolling interests in McKesson Europe AG	—	—	—	—	—	—	—	(382)	(382)
Other	—	—	(1)	1	—	—	—	(7)	(7)
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$3,722	$1,287	$(4,340)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	248	279	321
Amortization	360	481	566
Goodwill and long-lived asset impairment charges	72	175	242
Deferred taxes	(20)	34	(908)
Charges (credits) associated with last-in, first-out inventory method	1	(23)	(38)
Non-cash operating lease expense	249	241	334
Gain from sales of businesses and investments	(211)	(132)	(9)
European businesses held for sale	—	1,509	—
Other non-cash items	298	501	188
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,082)	(1,843)	1,145
Inventories	(1,259)	(1,169)	(2,276)
Drafts and accounts payable	3,788	2,802	1,267
Operating lease liabilities	(338)	(356)	(362)
Taxes	363	243	(166)
Litigation liabilities	(1,088)	199	8,067
Other	56	206	511
Net cash provided by operating activities	5,159	4,434	4,542

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(390)	(388)	(451)
Capitalized software expenditures	(168)	(147)	(190)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(867)	(6)	(35)
Proceeds from sales of businesses and investments, net	1,077	578	400
Other	(194)	(126)	(139)
Net cash used in investing activities	(542)	(89)	(415)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	8,450	11,192	6,323
Repayments of short-term borrowings	(8,450)	(11,192)	(6,323)
Proceeds from issuances of long-term debt	997	498	500
Repayments of long-term debt	(1,274)	(1,648)	(1,040)
Payments for debt extinguishments	—	(184)	—
Common stock transactions:
Issuances	163	220	92
Share repurchases	(3,638)	(3,516)	(742)
Dividends paid	(292)	(277)	(276)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	(1,031)	(49)
Other	(324)	(383)	(178)
Net cash used in financing activities	(4,368)	(6,321)	(1,693)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	25	55	(61)
Cash, cash equivalents, and restricted cash classified within Assets held for sale	470	(540)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	744	(2,461)	2,373
Cash, cash equivalents, and restricted cash at beginning of year	3,935	6,396	4,023
Cash, cash equivalents, and restricted cash at end of year	4,679	3,935	6,396
Less: Restricted cash at end of year included in Prepaid expenses and other	(1)	(403)	(118)
Cash and cash equivalents at end of year	$4,678	$3,532	$6,278

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest, net	$224	$186	$220
Income taxes, net of refunds	562	359	379
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Refer to Financial Note 20, “Segments of Business,” for additional information.
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
The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the variable interest entity (“VIE”). The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. Investments in business entities in which the Company does not have control, but instead has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IR Act”). Among other provisions, the IR Act includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. Based on its preliminary assessment, the Company does not currently expect the IR Act to have a material impact on its results of operations, financial position, or cash flows in the foreseeable future. The Company will continue to evaluate the full impact of these legislative changes as they are implemented.
Cash and Cash Equivalents: All highly liquid debt and money market instruments purchased with an original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Cash equivalents are carried at fair value. Cash equivalents are primarily invested in AAA-rated U.S. government money market funds, short-term deposits with financial institutions, and short-term commercial papers issued by non-financial institutions. Deposits with financial institutions are primarily denominated in U.S. dollars and the functional currencies of the Company’s foreign subsidiaries, including Canadian dollars, Euro, and British pounds sterling. Deposits could exceed the amounts insured by the Federal Deposit Insurance Corporation in the U.S. and similar deposit insurance programs in other jurisdictions. The Company mitigates the risk of its short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included in “Prepaid expenses and other” and “Other non-current assets” in the Consolidated Balance Sheets. Restricted cash at March 31, 2022 primarily consisted of $395 million held in escrow related to obligations under settlement agreements for opioid-related claims of governmental entities and all amounts were released during fiscal 2023, as discussed in more detail in Financial Note 17, “Commitments and Contingent Liabilities.” Additionally, restricted cash at March 31, 2022 included funds temporarily held on behalf of unaffiliated medical practice groups related to their business continuity borrowings as a result of the pandemic caused by the SARS-CoV-2 coronavirus (“COVID-19”). These amounts were designated as restricted cash due to contractual provisions requiring their segregation from all other funds until utilized by the medical practices for a limited list of qualified activities. Corresponding deposit liabilities associated with these funds were recorded by the Company within “Other accrued liabilities” in the Company’s Consolidated Balance Sheets at March 31, 2022. These funds were fully disbursed during fiscal 2023.
Equity Method Investments: Investments in business entities in which the Company does not have control, but instead has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that could have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded.
Receivables, Net and Allowances for Credit Losses: The Company’s receivables are presented net of an allowance for credit losses and primarily consist of trade accounts receivable from customers that result from the sale of goods and services. Receivables, net also includes other receivables, which primarily represent amounts due from suppliers.
The Company is exposed to credit losses on accounts receivable balances. The Company estimates credit losses by considering historical credit losses, the current economic environment, customer credit ratings, collections on past due amounts, legal disputes, and bankruptcies, as well as reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance.
Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $111 million and $89 million were included in “Receivables, net” in the Consolidated Balance Sheets as of March 31, 2023 and 2022, respectively. Changes in the allowance for the year ended March 31, 2023 were primarily within the U.S Pharmaceutical and Medical-Surgical Solutions segments.
The following table presents the components of the Company’s receivables as of March 31, 2023 and 2022:

	March 31,
(In millions)	2023	2022
Customer accounts	$17,160	$16,438
Other	2,408	2,289
Total receivables	19,568	18,727
Allowances	(158)	(144)
Receivables, net	$19,410	$18,583

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Concentrations of Credit Risk and Receivables: The Company’s trade accounts receivable are subject to concentrations of credit risk with customers primarily in its U.S. Pharmaceutical segment. During fiscal 2023, sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 68% of its total consolidated revenues and approximately 42% of total trade accounts receivable at March 31, 2023. Sales to the Company’s largest customer, CVS Health Corporation (“CVS”), accounted for approximately 27% of its total consolidated revenues in fiscal 2023 and comprised approximately 21% of total trade accounts receivable at March 31, 2023. As a result, the Company’s sales and credit concentration is significant. The Company has agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. In addition, trade accounts receivables are subject to concentrations of credit risk with customers in the institutional, retail, and healthcare provider sectors, which can be affected by a downturn in the economy, changes in reimbursement policies, and other factors. This credit risk is mitigated by the size and diversity of the Company’s customer base as well as its geographic dispersion.
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
At March 31, 2023 and 2022, total inventories, net were $19.7 billion and $18.7 billion, respectively, in the Company’s Consolidated Balance Sheets. The LIFO method was used to value approximately 64% and 63% of the Company’s inventories at March 31, 2023 and 2022, respectively. If the Company had used the moving average method of inventory valuation, inventories would have been approximately $384 million and $383 million higher than the amounts reported at March 31, 2023 and 2022, respectively. These amounts are equivalent to the Company’s LIFO reserves. The Company’s LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. The Company recognized a LIFO charge of $1 million in fiscal 2023 and LIFO credits of $23 million and $38 million in fiscal 2022 and fiscal 2021, respectively, all within “Cost of sales” in its Consolidated Statements of Operations. The LIFO charge in fiscal 2023 compared to LIFO credits in fiscal 2022 and fiscal 2021 are primarily due to higher brand inflation and lower generics deflation, offset by significantly higher off patent launch activity in fiscal 2023. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
The Company believes that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, its LIFO inventory is valued at the lower of LIFO cost or market. As of March 31, 2023 and 2022, inventories at LIFO did not exceed market.
Shipping and Handling Costs: The Company includes costs to pack and deliver inventory to its customers in “Selling, distribution, general, and administrative expenses” in its Consolidated Statements of Operations. Shipping and handling costs of $1.2 billion, $1.1 billion, and $1.0 billion were recognized in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Held for Sale: Assets and liabilities to be disposed of by sale (“disposal groups”) are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for additional information.
Property, Plant, and Equipment, Net: Property, plant, and equipment, net is stated at historical cost and depreciated under the straight-line method over the estimated useful life of each asset, which ranges from 15 to 30 years for building and improvements and three to 15 years for machinery, equipment, and other. Leasehold improvements and property, plant, and equipment, net under finance leases are amortized over their respective useful lives of the right-of-use (“ROU”) asset or over the term of the lease, whichever is shorter. Depreciation and amortization begins when an asset is placed in service and ready for its intended use. Repairs and maintenance costs are expensed as incurred. When certain events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, an impairment assessment may be performed on the recoverability of the carrying amounts.
The following table presents the components of the Company’s property, plant, and equipment, net as of March 31, 2023 and 2022:

	March 31,
(In millions)	2023	2022
Land	$109	$104
Building and improvements	1,413	1,331
Machinery, equipment, and other	2,603	2,338
Construction in progress	283	313
Total property, plant, and equipment	4,408	4,086
Accumulated depreciation and amortization	(2,231)	(1,994)
Property, plant, and equipment, net	$2,177	$2,092
Total depreciation expense for property, plant, and equipment, net and amortization of the ROU assets of finance leases was $272 million, $312 million, and $344 million for the years ended March 31, 2023, 2022, and 2021, respectively.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Refer to Financial Note 9, “Leases,” for additional information on the Company’s leases.
Goodwill: Goodwill is tested for impairment on an annual basis in the first fiscal quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results.
The Company applies the goodwill impairment test by comparing the estimated fair value of a reporting unit to its carrying value and recording an impairment charge equal to the amount of excess carrying value above the estimated fair value, if any, but not to exceed the amount of goodwill allocated to the reporting unit.
To estimate the fair value of its reporting units, the Company generally uses a combination of the market approach and the income approach. Under the market approach, it estimates fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, it uses a discounted cash flow (“DCF”) model in which cash flows anticipated over future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. Other estimates inherent in both the market and income approaches include long-term growth rates, projected revenues, and earnings and cash flow forecasts for the reporting units. In addition, the Company compares the aggregate of the reporting units’ fair values to the Company’s market capitalization as further corroboration of the fair values. Goodwill testing requires a complex series of assumptions and judgments by management in projecting future operating results, selecting guideline public companies for comparisons, and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations.
Intangible Assets: Currently all of the Company’s intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 25 years. The Company reviews intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its estimated fair value.
Capitalized Software Held for Internal Use: The Company capitalizes costs of software held for internal use during the application development stage of a project and amortizes those costs using the straight-line method over their estimated useful lives, not to exceed 10 years. As of March 31, 2023 and 2022, capitalized software held for internal use was $353 million and $320 million, respectively, net of accumulated amortization of $1.5 billion and $1.4 billion, respectively, and is included in “Other non-current assets” in the Consolidated Balance Sheets. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Amortization expense for capitalized software held for internal use was $101 million, $116 million, and $117 million for the years ended March 31, 2023, 2022, and 2021, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Insurance Programs: The Company maintains insurance programs through its wholly-owned captive insurance subsidiaries (“Captives”) from which it obtains coverage for various exposures, including certain exposures arising from the opioid-related claims of governmental entities against the Company as discussed in more detail in Financial Note 17, “Commitments and Contingent Liabilities,” as well as those risks required to be insured by law or contract. It is the Company’s policy to retain a significant portion of certain losses, including those related to workers’ compensation and comprehensive general, product, and vehicle liability. Provisions for losses expected under insurance programs are recorded based on the Company’s estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry. The Captives receive direct premiums, which are eliminated on consolidation against the Company’s premium costs within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Revenue Recognition: Revenue is recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service.
Revenues generated from the distribution of pharmaceutical and medical products represent the majority of the Company’s revenues. The Company orders product from the manufacturer, receives and carries the product at its central distribution facilities, and delivers the product directly to its customers’ warehouses, hospitals, or retail pharmacies. The distribution business primarily generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon the Company’s delivery to the customer or upon customer pick-up. The Company also earns revenues from a variety of other sources including its retail, services, and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are rendered. Revenues derived from distribution and retail business at the point of sale, and revenues derived from services represent approximately 99% and 1% of total revenues, respectively, for the year ended March 31, 2023, and approximately 98% and 2% of total revenues, respectively, for each of the years ended March 31, 2022 and 2021.
Revenues are recorded gross when the Company is the principal in the transaction, has the ability to direct the use of the goods or services prior to transfer to a customer, is responsible for fulfilling the promise to its customer, has latitude in establishing prices, and controls the relationship with the customer. The Company records its revenues net of sales taxes. Revenues are measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, discounts, and rebates using historical data. Sales returns from customers were approximately $3.1 billion, $3.2 billion, and $3.1 billion for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of March 31, 2023 and 2022. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs. The Company records deferred revenues when payments are received or due in advance of its performance. Deferred revenues are primarily from the Company’s services arrangements and are recognized as revenues over the periods when services are performed.
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded in its Consolidated Balance Sheets as of March 31, 2023 and 2022. The Company generally expenses costs to obtain a contract as incurred when the amortization period is less than one year.
Supplier Incentives: Fees for services and other incentives received from suppliers, relating to the purchase or distribution of inventory, are considered product discounts and are generally reported as a reduction to cost of sales.
Supplier Reserves: The Company establishes reserves against amounts due from suppliers relating to various fees for services and price and rebate incentives, including deductions taken against payments otherwise due to it. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs, and any other pertinent information available. The Company evaluates the amounts due from suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in facts and circumstances. Adjustments to supplier reserves are generally included in cost of sales unless consideration from the vendor is in exchange for distinct goods or services or for pass-through rebate purchases. The ultimate outcome of any outstanding claims could be different than the Company’s estimate. The supplier reserves primarily pertain to the Company’s U.S. Pharmaceutical segment.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Income Taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or the tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement.
Interest Expense: Interest expense primarily includes interest for the Company’s long-term debt obligations, commercial paper, net interest settlements of interest rate swaps, and the amortization of deferred issuance costs and original issue discounts on debt.
Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Its foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ deficit accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in “Other comprehensive income, net of tax” in the Consolidated Statements of Comprehensive Income (Loss), and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. Gains and losses from currency exchange transactions are recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations and were not material for the years ended March 31, 2023, 2022, or 2021. The Company releases cumulative translation adjustments from stockholders’ equity into earnings as a gain or loss only upon a complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. It also releases all or a pro-rata portion of the cumulative translation adjustments into earnings upon the sale of an equity method investment that is a foreign entity or has a foreign component.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded in the Consolidated Balance Sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The Company has used foreign currency-denominated notes and uses cross-currency swaps to hedge a portion of its net investment in its foreign subsidiaries. It uses cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in “Other comprehensive income, net of tax” in the Consolidated Statements of Comprehensive Income (Loss), and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the Consolidated Statements of Operations when the hedged item affects earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized in earnings following the date when ineffectiveness was identified. Any cash flows received or paid as part of the termination of derivative financial instruments are classified within the Consolidated Statements of Cash Flows in accordance with the nature of the hedged item. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings. Refer to Financial Note 14, “Hedging Activities,” for additional information.
Comprehensive Income (Loss): Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, as well as gains and losses that are recorded as an element of stockholders’ deficit but are excluded from earnings. The Company’s other comprehensive income (loss) primarily consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency, including gains and losses on net investment hedges, as well as unrealized gains and losses on cash flow hedges and unrealized gains and losses on retirement-related benefit plans.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Noncontrolling Interests and Redeemable Noncontrolling Interests: Noncontrolling interests represent the portion of profit or loss, net assets, and comprehensive income or loss that is not allocable to McKesson Corporation. Net income attributable to noncontrolling interests includes third-party equity interests in the Company’s consolidated entities, including: ClarusONE Sourcing Services LLP (“ClarusONE”), a joint venture established between McKesson and Walmart Inc. in fiscal 2017; Vantage Oncology Holdings, LLC (“Vantage”), a provider of integrated oncology and radiation services acquired in fiscal 2017; and SCRI Oncology, LLC (“SCRI Oncology”), an oncology research business formed in the third quarter of fiscal 2023 combining McKesson’s U.S. Oncology Research (“USOR”) and HCA Healthcare, Inc.’s (“HCA”) Sarah Cannon Research Institute (“SCRI”). Net income attributable to noncontrolling interests also included recurring compensation that the Company was obligated to pay to the noncontrolling shareholders of McKesson Europe AG (“McKesson Europe”), formerly known as Celesio AG, under the domination and profit and loss transfer agreement. The Company’s noncontrolling interest in McKesson Europe was included in the divestiture of certain of the Company’s businesses in the European Union (“E.U.”) in October 2022. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ deficit in the Company’s Consolidated Balance Sheets. Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for additional information on noncontrolling and redeemable noncontrolling interests, and Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on the acquisition and divestiture activity discussed above.
Share-Based Compensation: The Company accounts for all share-based compensation transactions at fair value. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period. The share-based compensation expense recognized is classified in the Consolidated Statements of Operations in the same manner as cash compensation paid to the Company’s employees. Refer to Financial Note 4, “Share-Based Compensation,” for additional information.
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
The Company reviews all material contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or a range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system, and other interested parties. Refer to Financial Note 17, “Commitments and Contingent Liabilities,” for additional information related to controlled substances claims to which the Company is a party.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Business Combinations: The Company accounts for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that the Company obtains control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company typically uses a variation of the income approach, whereby a forecast of future cash flows attributable to the asset is discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the asset’s expected useful life.
Contingent consideration liabilities are measured at their fair value as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected operational and financial information, the probability of achievement of performance milestones or other agreed-upon events, and the risk-adjusted discount rate used to calculate the present value of the probability-weighted projected financial information. Contingent liabilities are remeasured to fair value at each reporting date until the liability is resolved. Changes in any of the inputs could result in a significant adjustment to the fair value.
Treasury Stock: We record purchases of treasury stock at cost, which is reflected as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock, including any excise tax recognized as a result of the IR Act, are included in the cost of the shares acquired. Treasury stock also includes shares withheld to satisfy the tax obligations of recipients of share-based compensation.
Recently Adopted Accounting Pronouncements
There were no adopted accounting standards during fiscal 2023 that had a material impact to the Company’s results of operations, financial position, cash flows, or notes to the financial statements upon their adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of such equity security, and requires additional disclosure requirements. ASU 2022-03 is effective for the Company on a prospective basis for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements or related disclosures.
2.    Business Acquisitions and Divestitures
Acquisitions
Rx Savings Solutions, LLC
On November 1, 2022, the Company completed its acquisition of 100% of the shares of Rx Savings Solutions, LLC (“RxSS”), a privately-owned company headquartered in Overland Park, Kansas, to further connect biopharma and payer services to patients. RxSS is a prescription price transparency and benefit insight company that offers affordability and adherence solutions to health plans and employers. The purchase consideration included a payment of $600 million in cash made upon closing and a maximum of $275 million of contingent consideration based on RxSS’ operational and financial performance through calendar year 2025. The payment made upon closing was funded from cash on hand. The financial results of RxSS are included in the Company’s RxTS segment as of the acquisition date. The transaction was accounted for as a business combination.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company recorded a liability for the contingent consideration at its fair value of $92 million as of the acquisition date. As of March 31, 2023, the current portion of $83 million is included within “Other accrued liabilities” and the long-term portion of $9 million is included within “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. The fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model, utilizing internal cash flow projections which are Level 3 inputs under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The contingent liability will be remeasured to fair value at each reporting date until the liability is resolved with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations. Recognition of the initial fair value of this contingent consideration is a non-cash investing activity.
The purchase price allocation included acquired identifiable intangible assets of $229 million, primarily representing customer relationships and technology with a weighted average amortization period of 12 years, and goodwill of $463 million. Goodwill has been allocated to the Company’s RxTS segment, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. Goodwill attributable to the acquisition is deductible for tax purposes.
The following table summarizes the preliminary purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration:
Cash	$600
Contingent consideration	92
Total purchase consideration	$692

Identifiable assets acquired and liabilities assumed:
Current assets	$5
Intangible assets	229
Other non-current assets	3
Current liabilities	(8)
Total identifiable net assets	229
Goodwill	463
Net assets acquired	$692
SCRI Oncology, LLC
On October 31, 2022, the Company completed a transaction with HCA to form SCRI Oncology, an oncology research business, combining McKesson’s USOR and HCA’s SCRI based in Nashville, Tennessee, to advance cancer care and increase access to oncology clinical research. Upon consummation of the transaction, McKesson owns a 51% controlling interest in the combined business, and the financial results are consolidated by the Company and reported within its U.S. Pharmaceutical segment as of the acquisition date. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $173 million of cash paid to HCA, which was funded from cash on hand. The transaction was accounted for as a business combination.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Divestitures
In July 2021, the Company announced its intention to exit its businesses in Europe (“European Divestiture Activities”), as discussed in more detail below. Assets and liabilities of $4.5 billion and $4.7 billion, respectively as of March 31, 2022, met the criteria for classification as held for sale in the Company’s Consolidated Balance Sheet, primarily consisting of disposal groups related to the Company’s European Divestiture Activities within the International segment. At March 31, 2023, the Company had no assets or liabilities related to these divestiture activities that met the classification of held for sale and the decrease in these amounts during fiscal 2023 was driven by the divestiture of the Company’s E.U. disposal group (as defined below) in October 2022 and U.K. disposal group (as defined below) in April 2022, each as discussed in more detail below. During the year ended March 31, 2022, the Company recorded charges totaling $1.6 billion primarily to remeasure the assets and liabilities of the disposal groups to fair value less costs to sell. These charges were largely driven by declines in the Euro and British pound sterling. Net gains and charges related to these divestiture activities during the years ended March 31, 2023 and 2021 were not material. The gains and charges for each year were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The Company determined that the disposal groups did not meet the criteria for classification as discontinued operations.
European Divestiture Activities
On October 31, 2022, the Company completed its previously announced transaction to sell certain of its businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. As part of the transaction, the Company received cash proceeds of $892 million and divested net assets of $1.3 billion, including cash of $319 million, derecognized the carrying value of its noncontrolling interest held by minority shareholders of McKesson Europe AG (“McKesson Europe”) of $382 million, and released $153 million of net accumulated other comprehensive loss.
During the years ended March 31, 2023 and 2022, the Company recorded net gains of $66 million and net charges totaling $438 million, respectively, to remeasure the E.U. disposal group to fair value less costs to sell. The charges for the year ended March 31, 2022 also included impairments of individual assets, such as certain internal-use software that will not be utilized in the future, prior to adjusting the E.U. disposal group as a whole and net losses of $151 million related to the accumulated other comprehensive loss balances associated with the E.U. disposal group, driven by declines in the Euro. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The total assets and liabilities of the E.U. disposal group that met the classification of held for sale in the Company’s Consolidated Balance Sheet at March 31, 2022 were as follows:

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
On April 6, 2022, the Company completed the previously announced sale of its retail and distribution businesses in the United Kingdom (“U.K. disposal group”) to Aurelius Elephant Limited for a purchase price of £110 million (or, approximately $144 million), including certain adjustments. As part of the transaction, the Company divested net assets of $615 million and released $731 million of accumulated other comprehensive loss and the buyer assumed and repaid a note payable to the Company of $118 million. During the year ended March 31, 2022, the Company recorded charges totaling $1.2 billion, primarily consisting of adjustments to remeasure the U.K. disposal group to fair value less costs to sell. The remeasurement adjustments included a $734 million loss related to the accumulated other comprehensive loss balances associated with the U.K. disposal group, driven by declines in the British pound sterling. The charges were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations. The Company’s measurement of the fair value of the U.K. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The total assets and liabilities of the U.K. disposal group that met the classification of held for sale in the Company’s Consolidated Balance Sheet at March 31, 2022 were as follows:

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
On January 31, 2022, the Company completed the sale of its Austrian business to Quadrifolia Management GmbH in a management-led buyout for a purchase price of €244 million (or, approximately $276 million), including certain adjustments. The Company divested net assets of the Austrian business of $272 million and the buyer assumed a note payable to the Company of approximately $63 million which was paid to McKesson in the fourth quarter of fiscal 2022. During the year ended March 31, 2022, the Company recognized a loss of $32 million which was recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations.
Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
German Pharmaceutical Wholesale Joint Venture
On November 1, 2020, the Company completed a transaction with Walgreens Boots Alliance (“WBA”) whereby the majority of its German pharmaceutical wholesale business was contributed to a newly formed joint venture in which McKesson had a 30% noncontrolling interest. Transaction consideration for the contribution included a receivable amount of $41 million, primarily related to working capital and net debt adjustments from WBA, which was received in the first quarter of fiscal 2022, and the 30% interest in the newly formed joint venture. At the transaction date, the carrying value of the equity investment in the joint venture was recorded at its fair value, which was measured using inputs that fell within Level 3 of the fair value hierarchy. The carrying value of the investment in the joint venture was nil as of March 31, 2021. The Company accounted for its interest in the joint venture as an equity method investment within the International segment. The joint venture also assumed a note payable to the Company in the amount of approximately $291 million as of the transaction date, which was paid to the Company in fiscal 2021. In conjunction with the contribution, the Company recorded charges of $58 million in the year ended March 31, 2021, which included adjustments to remeasure the assets and liabilities held for sale to fair value less costs to sell. These charges were included within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations. The Company’s measurement of the fair value of the German pharmaceutical wholesale business disposal group was based on estimates of total consideration to be received by the Company as outlined in the contribution agreement between the Company and WBA. Refer to Financial Note 5, “Other Income, Net,” for information regarding the divestiture of this investment.
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
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net, of $209 million, $281 million, and $334 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. These charges are included in “Restructuring, impairment, and related charges, net” in the Consolidated Statements of Operations.
Restructuring Initiatives
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. The Company anticipates total charges of approximately $125 million across its RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. The Company recorded charges of $60 million for the year ended March 31, 2023 related to this program, which reflects severance and other employee-related costs within its RxTS segment as well as asset impairments and accelerated depreciation, including certain asset impairments primarily within its U.S. Pharmaceutical segment and real estate charges within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
During the first quarter of fiscal 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of the Company’s office space in North America. Where the Company ceased using office space, it exited the portion of the facility no longer used. It also retained and repurposed certain other office locations. The Company recorded charges of $124 million for the year ended March 31, 2022, primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in fiscal 2022 after which immaterial charges will continue to be incurred through the termination date of certain leases.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
During the first quarter of fiscal 2021, the Company committed to an initiative within the U.K., which was included in the Company’s International segment, to further drive operational changes in technologies and business processes, efficiencies, and cost savings. The initiative included reducing the number of retail pharmacy stores, decommissioning obsolete technologies and processes, reorganizing and consolidating certain business operations, and related headcount reductions. Charges incurred for this initiative were not material for the year ended March 31, 2022 and were $57 million for the year ended March 31, 2021, primarily related to asset impairments and accelerated depreciation expense as well as employee severance and other employee-related costs. This initiative was substantially complete in fiscal 2022.
During the fourth quarter of fiscal 2019, the Company committed to certain programs to continue its operating model and cost optimization efforts. The Company implemented centralization of certain functions and outsourcing through an expanded arrangement with a third-party vendor to achieve operational efficiency. The programs also included reorganization and consolidation of business operations, related headcount reductions, the further closures of retail pharmacy stores in Europe, and closures of other facilities. The Company recorded charges of $62 million for the year ended March 31, 2021, consisting primarily of employee severance, accelerated depreciation expense, and project consulting fees. This initiative was substantially complete in fiscal 2021.
As previously announced on November 30, 2018, the Company relocated its corporate headquarters, effective April 1, 2019, from San Francisco, California to Irving, Texas to improve efficiency, collaboration, and cost competitiveness. As a result, the Company recorded charges of $28 million for the year ended March 31, 2021, consisting primarily of employee retention expenses, severance, long-lived asset impairments, and accelerated depreciation. The relocation was substantially complete in January 2021.
Fiscal 2023
Restructuring, impairment, and related charges, net for the year ended March 31, 2023 consisted of the following:

	Year Ended March 31, 2023
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions (1)	Medical-Surgical Solutions	International	Corporate (1)	Total
Severance and employee-related costs, net	$6	$23	$2	$4	$—	$35
Exit and other-related costs (2)	7	7	3	21	64	102
Asset impairments and accelerated depreciation	25	13	5	10	19	72
Total	$38	$43	$10	$35	$83	$209
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s technology solutions.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes the activity related to the restructuring liabilities associated with the Company’s restructuring initiatives for the years ended March 31, 2023 and 2022:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2021	$19	$4	$3	$66	$59	$151
Restructuring, impairment, and related charges, net	35	25	9	76	100	245
Non-cash charges	(18)	(20)	(5)	(35)	(61)	(139)
Cash payments	(18)	(6)	(6)	(28)	(29)	(87)
Other (1)	(7)	—	—	(23)	(10)	(40)
Balance, March 31, 2022 (2)	11	3	1	56	59	130
Restructuring, impairment, and related charges, net	38	43	10	35	83	209
Non-cash charges	(25)	(13)	(5)	(10)	(19)	(72)
Cash payments	(9)	(7)	(3)	(10)	(86)	(115)
Other (1)	—	—	—	(58)	(2)	(60)
Balance, March 31, 2023 (3)	$15	$26	$3	$13	$35	$92
(1)    Other primarily includes cumulative translation adjustments and transfers to certain other liabilities. For the Company’s International segment, other also includes a reduction to the liability for the divestitures of the E.U. disposal group and the U.K. disposal group in fiscal 2023, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(2)    As of March 31, 2022, the total reserve balance was $130 million, of which $58 million was recorded in “Other accrued liabilities,” $36 million was recorded in “Liabilities held for sale,” and $36 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.
(3)    As of March 31, 2023, the total reserve balance was $92 million, of which $66 million was recorded in “Other accrued liabilities” and $26 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.
Long-Lived Asset Impairments
Fiscal 2023
There were no material long-lived asset impairments recorded in fiscal 2023.
Fiscal 2022
In fiscal 2022, the Company recognized charges totaling $36 million to impair certain long-lived assets within the International segment related to the Company’s previous operations in Denmark and its retail pharmacy businesses in Canada. The Company used an income approach and a market approach to estimate the fair value of the long-lived assets.

Fiscal 2021
In fiscal 2021, the Company recognized charges of $115 million to impair certain long-lived assets within the Company’s International segment. These charges primarily related to long-lived assets associated with the Company’s retail pharmacy businesses in Canada and Europe and were due to declines in estimated future cash flows partially driven by a revised outlook regarding the impacts of COVID-19. The Company used both an income approach and a market approach to estimate the fair value of the long-lived assets.
4.    Share-Based Compensation
The Company provides share-based compensation to its employees, officers, and non-employee directors, including restricted stock units (“RSUs”), performance-based stock units (“PSUs”), stock options, and an employee stock purchase plan (“ESPP”) (collectively, “share-based awards”). Most of the share-based awards are granted in the first quarter of each fiscal year.

Table of Contents	Item 8 Index
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
Impact on Net Income
The components of share-based compensation expense and related tax benefits were as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Restricted stock unit awards (1)	$149	$148	$137
Stock options	—	2	4
Employee stock purchase plan	13	11	10
Share-based compensation expense	162	161	151
Tax benefit for share-based compensation expense (2)	(87)	(35)	(23)
Share-based compensation expense, net of tax	$75	$126	$128
(1)Includes compensation expense recognized for RSUs and PSUs.
(2)Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of compensation expense is not tax-deductible. Income tax benefit for fiscal 2023, fiscal 2022, and fiscal 2021 included discrete income tax benefit of $58 million and $10 million, and discrete income tax expense of $1 million, respectively.
Stock Plans
In April 2022, the Company’s stockholders approved the McKesson Corporation 2022 Stock Plan (the “2022 Stock Plan”), to replace the McKesson Corporation 2013 Stock Plan (the “2013 Stock Plan”), which expired in 2023. The 2022 Stock Plan permits the grant of awards in the form of restricted stock, RSUs, PSUs, stock options, and other share-based awards to selected employees, officers, and non-employee directors. The shares previously reserved under the 2013 Stock Plan described below are no longer available for issuance pursuant to the 2022 Stock Plan. As of March 31, 2023, 4.9 million shares remain available for future grant under the 2022 Stock Plan.
In July 2013, the Company’s stockholders approved the 2013 Stock Plan to replace the McKesson Corporation 2005 Stock Plan (the “2005 Stock Plan”), which expired in 2013. Under these stock plans, the Company issued restricted stock, RSUs, PSUs, stock options, and other share-based awards to selected employees, officers, and non-employee directors. The 2013 Stock Plan reserved 30.0 million shares plus unused reserved shares under the 2005 Stock Plan. As of March 31, 2023, no shares remain available for future grant under the 2013 Stock Plan.
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
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2023, approximately 37,000 RSUs for the Company’s directors were vested.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
The weighted-average assumptions used in the Monte Carlo valuations were as follows:

	Years Ended March 31,
	2023	2022	2021
Expected stock price volatility	34%	35%	36%
Expected dividend yield	0.6%	0.9%	1.1%
Risk-free interest rate	2.7%	0.3%	0.2%
Expected life (in years)	3	3	3
The following table summarizes activity for restricted stock unit awards (RSUs and PSUs) during fiscal 2023:

(In millions, except per share data)	Shares (1)	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2022	3	$160.47
Granted	—	332.86
Cancelled	—	201.79
Vested	(1)	149.11
Nonvested, March 31, 2023	2	$238.77
(1)Amounts less than a million are shown as zero in the table above.
The following table provides data related to restricted stock unit award activity:

	Years Ended March 31,
(In millions)	2023	2022	2021
Total fair value of shares vested	$200	$144	$79
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$192	$165	$147
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	2	2	2
Stock Options
Stock options are granted with an exercise price at no less than the fair market value and those options granted under the stock plans generally have a contractual term of seven years and follow a four-year vesting schedule. The Company did not grant any stock options during the years ended March 31, 2023, 2022, and 2021.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following is a summary of stock options outstanding at March 31, 2023:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$123.98	—	$182.78	—	1	$154.36	—	$154.36
The following table summarizes stock option activity during fiscal 2023:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2022	1	$175.23	2	$114
Granted	—	—
Cancelled	—	125.02
Exercised	(1)	191.12
Outstanding, March 31, 2023	—	154.36	1	73
Vested and expected to vest (1)	—	154.36	1	73
Vested and exercisable, March 31, 2023	—	154.36	1	73
(1)The number of options expected to vest takes into account an estimate of expected forfeitures.
(2)The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2023	2022	2021
Weighted-average grant date fair value per stock option	$—	$—	$—
Aggregate intrinsic value on exercise	$69	$28	$5
Cash received upon exercise	$93	$157	$38
Tax benefits realized related to exercise	$4	$5	$4
Total fair value of stock options vested	$1	$5	$10
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$—	$—	$2
Weighted-average period in years over which stock option compensation cost is expected to be recognized	0	0	2
Employee Stock Purchase Plan
The Company has an ESPP under which 23.1 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted-average shares outstanding. These amounts have not been significant for all the years presented. The Company recognizes costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in fiscal 2023, fiscal 2022, and fiscal 2021. At March 31, 2023, 3.6 million shares remain available for issuance.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
5.    Other Income, Net
Other income, net consists of the following:

	Years Ended March 31,
(In millions)	2023	2022	2021
Interest income (1)	$107	$10	$12
Equity in earnings, net (2)	5	43	48
Net gains on investments in equity securities (3)	106	98	133
Other, net (4)	279	108	30
Total	$497	$259	$223
(1)The increase in interest income for fiscal 2023 compared to fiscal 2022 and fiscal 2021 is primarily due to higher interest rates on certain cash balances.
(2)Primarily recorded within the Company’s International segment for fiscal 2022 and fiscal 2021.
(3)Represents net realized and unrealized gains as well as impairment charges on the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry. These net gains primarily relate to mark-to-market adjustments for investments which are measured at fair value based on changes in the observable price of the securities and realized gains on the disposal of certain of these investments, including a gain of $142 million for the year ended March 31, 2023 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million. Refer to Financial Note 15, “Fair Value Measurements” for more information on these types of investments.
(4)Other, net for year ended March 31, 2023 includes the following:
•a gain of $126 million related to a cash payment received for the early termination of a tax receivable agreement (“TRA”) exercised by Change Healthcare Inc. (“Change”) in October 2022. The Company was a party to a TRA entered into as part of the formation of the joint venture with Change, from which McKesson has since exited. The TRA generally required Change to pay the Company 85% of the net cash tax savings realized, or deemed to be realized, by Change resulting from the amortization allocated to Change by the joint venture. In October 2022, Change exercised its right pursuant to the TRA to terminate the agreement; and
•a gain of $97 million recognized from the termination of certain forward starting fixed interest rate swaps, as discussed in more detail in Financial Note 14, “Hedging Activities.”
Other, net for the year ended March 31, 2022 includes a gain of $42 million as part of the completed sale of the Company’s previously held 30% interest in its German pharmaceutical wholesale joint venture to WBA.
Other, net for all periods presented also includes income recognized from finance charges to customers primarily for late fees.
6.    Income Taxes

	Years Ended March 31,
(In millions)	2023	2022	2021
Income (loss) from continuing operations before income taxes
U.S.	$3,308	$1,944	$(6,019)
Foreign	1,322	(16)	985
Income (loss) from continuing operations before income taxes	$4,630	$1,928	$(5,034)

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Income tax expense (benefit) related to continuing operations consists of the following:

	Years Ended March 31,
(In millions, except percentages)	2023	2022	2021
Current
Federal	$619	$233	$(15)
State	126	129	47
Foreign	180	240	181
Total current	925	602	213

Deferred
Federal	(46)	88	(562)
State	36	(16)	(204)
Foreign	(10)	(38)	(142)
Total deferred	(20)	34	(908)
Income tax expense (benefit)	$905	$636	$(695)
Reported income tax rate	19.5%	33.0%	(13.8)%
Fluctuations in the Company’s reported income tax rates are primarily due to non-cash charges related to remeasuring the value of the E.U. disposal group and U.K. disposal group held for sale to fair value less costs to sell in fiscal 2022, the impact of opioid-related claims, including charges of $8.1 billion ($6.8 billion after-tax) in fiscal 2021, changes in the mix of earnings between various taxing jurisdictions, and other discrete items recognized in each fiscal year.
The reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21.0% to income before income taxes was as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Income tax expense (benefit) at federal statutory rate	$972	$405	$(1,057)
State income taxes, net of federal tax benefit	134	85	(206)
Tax effect of foreign operations	(145)	(186)	(77)
Unrecognized tax benefits and settlements	6	(26)	41
Opioid-related litigation and claims	9	38	715
Net tax benefit on intellectual property transfer	—	—	(105)
E.U. disposal transaction loss	(8)	345	—
Share-based compensation	(58)	(10)	1
Other, net (1)	(5)	(15)	(7)
Income tax expense (benefit)	$905	$636	$(695)
(1)The Company’s effective tax rates were impacted by other favorable U.S. federal permanent differences, including research and development credits of $4 million in each of fiscal 2023 and fiscal 2022, and $5 million in fiscal 2021.
During the year ended March 31, 2023, the Company recognized discrete tax benefits primarily consisting of $115 million related to statute of limitation expirations and tax settlements in various taxing jurisdictions and $58 million related to the tax impact of share-based compensation.
During the year ended March 31, 2022, the Company recorded non-deductible, non-cash pre-tax charges of $438 million primarily to remeasure the E.U. disposal group to fair value less costs to sell, and $1.2 billion to remeasure the U.K. disposal group to fair value less costs to sell, as described in Financial Note 2, “Business Acquisitions and Divestitures.”

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company’s reported income tax rate for fiscal 2022 and fiscal 2021 was impacted by the charge for opioid-related claims of $274 million ($237 million after-tax) and $8.1 billion ($6.8 billion after-tax), respectively, as described in Financial Note 17, “Commitments and Contingent Liabilities.”
The Company’s reported income tax rate for fiscal 2021 was unfavorably impacted by a non-deductible, non-cash pre-tax charge of $58 million, primarily to remeasure the carrying value of assets and liabilities held for sale related to the formation of a German pharmaceutical wholesale joint venture, which the Company exited in fiscal 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” and Financial Note 5, “Other Income, Net,” for more information.
During fiscal 2021, the Company sold intellectual property between wholly-owned legal entities within McKesson that are based in different tax jurisdictions. The transferor entity recognized a gain on the sale of assets which was not subject to income tax in its local jurisdiction; such gains were eliminated upon consolidation. The acquiring entities of the intellectual property were entitled to amortize the purchase price of the assets for tax purposes. In accordance with ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” discrete tax benefits of $105 million were recognized for fiscal 2021, with a corresponding increase to a deferred tax asset for the temporary difference arising from the buyer’s excess tax basis.
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2023	2022
Assets
Receivable allowances	$51	$49
Opioid-related litigation and claims	699	755
Compensation and benefit related accruals	265	285
Net operating loss and credit carryforwards	760	739
Lease obligations	427	422
Other	127	83
Subtotal	2,329	2,333
Less: valuation allowance	(696)	(726)
Total assets	1,633	1,607
Liabilities
Inventory valuation and other assets	(2,079)	(1,993)
Fixed assets and systems development costs	(32)	(184)
Intangibles	(267)	(233)
Lease right-of-use assets	(412)	(401)
Other	(19)	(17)
Total liabilities	(2,809)	(2,828)
Net deferred tax liability	$(1,176)	$(1,221)

Long-term deferred tax asset	$211	$197
Long-term deferred tax liability	(1,387)	(1,418)
Net deferred tax liability	$(1,176)	$(1,221)

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions. The valuation allowances were approximately $696 million and $726 million in fiscal 2023 and fiscal 2022, respectively, and primarily relate to net operating and capital losses incurred in certain tax jurisdictions for which no tax benefit was recognized. The decrease in the valuation allowance of $30 million in the current fiscal year relates primarily to the remeasurement of foreign loss carryforwards and their related valuation allowance for foreign exchange fluctuations, partially offset by the net operating losses incurred and deferred tax movements in certain tax jurisdictions for which no tax benefit was recognized.
The Company has federal, state, and foreign net operating loss carryforwards of $49 million, $3.4 billion, and $2.0 billion at March 31, 2023, respectively. Federal and state net operating losses will expire at various dates from 2024 through 2043. Substantially all its foreign net operating losses have indefinite lives. In addition, the Company has foreign capital loss carryforwards of $701 million with indefinite lives.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the last three fiscal years:

	Years Ended March 31,
(In millions)	2023	2022	2021
Unrecognized tax benefits at beginning of period	$1,523	$1,754	$958
Additions based on tax positions related to prior years	—	14	53
Reductions based on tax positions related to prior years	(26)	(131)	(5)
Additions based on tax positions related to current year	21	14	755
Reductions based on settlements	(96)	(20)	(8)
Reductions based on the lapse of the applicable statutes of limitations	(16)	(102)	(12)
Exchange rate fluctuations	(7)	(6)	13
Unrecognized tax benefits at end of period	$1,399	$1,523	$1,754
As of March 31, 2023, the Company had $1.4 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate, if recognized. The decreases in unrecognized tax benefits in each fiscal year are primarily attributable to statute of limitation expirations in various taxing jurisdictions.
During the next twelve months, the Company does not expect any material reduction in its unrecognized tax benefits. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year. The unrecognized tax benefit may also increase or decrease due to future developments in opioid-related litigation and claims, as discussed in Financial Note 17, “Commitments and Contingent Liabilities.”
During the fourth quarter of fiscal 2023, the Internal Revenue Service (“IRS”) communicated proposed adjustments to taxable income reported in the Company’s fiscal 2018 and fiscal 2019 U.S. Federal Corporate Income Tax returns. The adjustments would increase federal income tax liability in the range of $600 million to $700 million. The Company disagrees with the proposed adjustments and intends to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. The Company expects it could take several years to reach a final resolution on these matters. Although the final resolution of these matters is uncertain, the Company believes in the merits of its tax positions and believes that it has adequately reserved for any adjustments to the provision of income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax and interest, if any, could have a material adverse effect on the Company’s financial position, results of operations, and cash flows in the period of resolution.
The Company reports interest and penalties on income taxes as income tax expense. It recognized income tax expense of $31 million, $8 million, and $9 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, representing interest and penalties, in its Consolidated Statements of Operations. As of March 31, 2023 and 2022, the Company accrued cumulatively $138 million and $108 million, respectively, in interest and penalties on unrecognized tax benefits in its Consolidated Balance Sheets.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal 2015 through the current fiscal year.
Undistributed earnings of the Company’s foreign operations of approximately $4.8 billion were considered indefinitely reinvested at March 31, 2023. Following the enactment of the 2017 Tax Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the U.S. could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material.
7.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
The Company’s previously recognized redeemable noncontrolling interests primarily related to its former consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe are entitled to receive an annual recurring compensation amount of €0.83 per share. The Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million and $43 million for the years ended March 31, 2022 and 2021, respectively. All amounts were recorded in “Net income attributable to noncontrolling interests” in the Company’s Consolidated Statements of Operations and the corresponding liability balance was recorded in “Other accrued liabilities” in the Company’s Consolidated Balance Sheets.
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
During fiscal 2022 and fiscal 2021, the Company paid $1.0 billion and $49 million, respectively, to purchase 34.5 million and 1.8 million shares, respectively, of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the redeemable noncontrolling interests by $983 million and $49 million, respectively, and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million and $3 million, respectively, as an increase to McKesson stockholders’ additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests” in the Consolidated Balance Sheet.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE, Vantage, and SCRI Oncology. As discussed above, after June 15, 2021, noncontrolling interests also represented minority shareholder equity interests in McKesson Europe and at March 31, 2022, the Company owned approximately 95% of McKesson Europe’s outstanding common shares. The Company’s noncontrolling interest in McKesson Europe was included in the divestiture of the E.U. disposal group in October 2022, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.”
Noncontrolling interests in the Company’s Consolidated Balance Sheets were $367 million and $480 million at March 31, 2023 and 2022, respectively. For the years ended March 31, 2023, 2022, and 2021, the Company allocated a total of $162 million, $165 million, and $156 million of net income to noncontrolling interests, respectively.
Changes in redeemable noncontrolling interests and noncontrolling interests for the years ended March 31, 2023, 2022, and 2021 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2020	$217	$1,402
Net income attributable to noncontrolling interests	156	43
Other comprehensive loss	—	(79)
Payments to noncontrolling interests	(177)	—
Reclassification of recurring compensation to other accrued liabilities	—	(43)
Exercises of Put Right	—	(49)
Other	—	(3)
Balance, March 31, 2021	196	1,271
Net income attributable to noncontrolling interests	165	8
Other comprehensive income (loss)	(4)	3
Payments to noncontrolling interests	(155)	—
Reclassification of recurring compensation to other accrued liabilities	(7)	(8)
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	(2)	(4)
Balance, March 31, 2022	480	—
Net income attributable to noncontrolling interests	162	—
Other comprehensive income	44	—
Payments to noncontrolling interests	(150)	—
Reclassification of recurring compensation to other accrued liabilities	(5)	—
Formation of SCRI Oncology	225	—
Derecognition of noncontrolling interests in McKesson Europe	(382)	—
Other	(7)	—
Balance, March 31, 2023	$367	$—

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
8.    Earnings (Loss) Per Common Share
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
Diluted loss per common share for the year ended March 31, 2021 was calculated by excluding all dilutive securities from the denominator of the share computation due to their anti-dilutive effects. Less than 1 million of potentially dilutive securities for fiscal 2023 and fiscal 2022 were excluded from the computation of diluted earnings (loss) per common share as they were anti-dilutive.
The computations for basic and diluted earnings or loss per common share were as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2023	2022	2021
Income (loss) from continuing operations	$3,725	$1,292	$(4,339)
Net income attributable to noncontrolling interests	(162)	(173)	(199)
Income (loss) from continuing operations attributable to McKesson Corporation	3,563	1,119	(4,538)
Loss from discontinued operations, net of tax	(3)	(5)	(1)
Net income (loss) attributable to McKesson Corporation	$3,560	$1,114	$(4,539)

Weighted-average common shares outstanding:
Basic	141.1	152.3	160.6
Effect of dilutive securities:
Stock options	0.2	0.2	—
Restricted stock units (1)	0.9	1.6	—
Diluted	142.2	154.1	160.6

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$25.05	$7.26	$(28.26)
Discontinued operations	(0.02)	(0.03)	—
Total	$25.03	$7.23	$(28.26)
Basic
Continuing operations	$25.25	$7.35	$(28.26)
Discontinued operations	(0.02)	(0.03)	—
Total	$25.23	$7.32	$(28.26)
(1)Includes dilutive effect from restricted stock units and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
9.    Leases
Lessee
Supplemental balance sheet information related to leases was as follows:

	March 31,
(In millions, except lease term and discount rate)	2023	2022
Operating leases (1)
Operating lease right-of-use assets (2)	$1,635	$1,548

Current portion of operating lease liabilities	$299	$297
Long-term operating lease liabilities	1,402	1,366
Total operating lease liabilities (2)	$1,701	$1,663

Finance leases
Property, plant, and equipment, net	$180	$206

Current portion of long-term debt	$29	$25
Long-term debt	173	185
Total finance lease liabilities	$202	$210

Weighted-average remaining lease term (years) (3)
Operating leases	6.9	6.9
Finance leases	7.8	8.8

Weighted-average discount rate (3)
Operating leases	3.03%	2.47%
Finance leases	2.66%	2.50%
(1)As discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” in fiscal 2022, the Company rationalized its office space, including certain property leases in North America, and in fiscal 2023, management approved further changes to its real estate footprint as part of a broader set of initiatives. Where the Company ceased using office space, it exited the portion of the facility no longer used and repurposed other office locations which resulted in changes to certain lease agreements. These initiatives did not have a material financial impact to the Company’s operating lease ROU assets and liabilities.
(2)Excludes operating lease right-of-use assets of approximately $494 million, as well as current and long-term operating lease liabilities of approximately $83 million and $442 million, respectively, as of March 31, 2022 related to the European divestiture activities completed in fiscal 2023 as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included under the caption “Assets held for sale” and “Liabilities held for sale” in the Consolidated Balance Sheet as of March 31, 2022. Amortization of the assets ceased upon classification as held for sale.
(3)Lease terms and discount rates as of March 31, 2022 exclude leases classified as held for sale in the Consolidated Balance Sheet related to the European divestiture activities completed in fiscal 2023 as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The components of lease cost were as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Short-term lease cost	$20	$43	$32
Operating lease cost	384	431	465

Finance lease cost:
Amortization of right-of-use assets	24	33	23
Interest on lease liabilities	6	5	6
Total finance lease cost	30	38	29

Variable lease cost (1)	128	127	125
Sublease income	(33)	(41)	(36)
Total lease cost (2)	$529	$598	$615
(1)     These amounts include payments for maintenance, taxes, payments affected by the consumer price index, and other similar metrics and payments contingent on usage.
(2)    These amounts were primarily recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Supplemental cash flow information related to leases was as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(338)	$(356)	$(362)
Operating cash flows from finance leases	(1)	—	(4)
Financing cash flows from finance leases	(29)	(31)	(31)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$462	$286	$321
Finance leases	17	32	75
Maturities of lease liabilities as of March 31, 2023 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
Fiscal 2024	$340	$33	$373
Fiscal 2025	321	31	352
Fiscal 2026	273	29	302
Fiscal 2027	230	28	258
Fiscal 2028	183	26	209
Thereafter	547	79	626
Total lease payments (1)	1,894	226	2,120
Less imputed interest	(193)	(24)	(217)
Present value of lease liabilities	$1,701	$202	$1,903
(1)Total lease payments are not reduced by future minimum sublease income of $191 million which is due under noncancellable subleases.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
As of March 31, 2023, the Company entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $98 million that are not reflected in the table above. These operating leases will commence in calendar year 2023 with noncancellable lease terms of two to ten years.
Lessor
The Company leases certain owned equipment, classified as direct financing or sales-type leases, to physician practices. As of March 31, 2023 and 2022, the total lease receivable was $342 million and $298 million, respectively, with a weighted-average remaining lease term of approximately seven years. Interest income from these leases was not material for the years ended March 31, 2023, 2022, and 2021.
10.    Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2021	$3,963	$1,542	$2,453	$1,535	$9,493
Goodwill acquired	—	—	—	5	5
Foreign currency translation adjustments, net	(40)	—	—	(7)	(47)
Balance, March 31, 2022	3,923	1,542	2,453	1,533	9,451
Goodwill acquired	160	463	—	5	628
Foreign currency translation adjustments, net	(21)	—	—	(99)	(120)
Other adjustments	(12)	—	—	—	(12)
Balance, March 31, 2023	$4,050	$2,005	$2,453	$1,439	$9,947
Goodwill Impairment Charges
The Company evaluates goodwill for impairment on an annual basis and at an interim date, if indicators of potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. During the first quarter of fiscal 2023, the Company voluntarily changed its annual goodwill impairment testing date from October 1st to April 1st to align with a change in the timing of the Company’s annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from April 1, 2022, as a retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The fair value of the reporting units is determined using a combination of an income approach based on a DCF model and a market approach based on appropriate valuation multiples observed for the reporting unit’s guideline public companies. Fair value estimates result from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Any material changes in key assumptions, including failure to improve operations of certain retail pharmacy stores, additional government reimbursement reductions, deterioration in the financial markets, an increase in interest rates, or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may affect such estimates. The discount rates are the weighted-average cost of capital measuring the reporting unit’s cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. The unsystematic risk premium is an input factor used in calculating the discount rate that specifically addresses uncertainty related to the reporting unit’s future cash flow projections. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information.
The annual impairment testing performed for fiscal 2023, fiscal 2022, and fiscal 2021 did not indicate any impairment of goodwill.
In the second quarter of fiscal 2021, the Company implemented a new segment reporting structure which resulted in the Company’s current four reportable segments: U.S. Pharmaceutical, RxTS, Medical-Surgical Solutions, and International. These reportable segments encompass all operating segments of the Company. This segment change prompted changes in multiple reporting units across the Company. As a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach and assessed for impairment both before and after the reallocation.
The Company recorded a goodwill impairment charge of $69 million in fiscal 2021 as the estimated fair value of the former Europe Retail Pharmacy reporting unit was lower than its reassigned carrying value based on changes in the composition of the Europe Retail Pharmacy reporting unit within the International segment. This charge was recorded in “Goodwill impairment charges” in the Consolidated Statements of Operations. At March 31, 2023 and 2022, the balance of goodwill in the International segment primarily relates to the Company’s McKesson Canada reporting unit.
Refer to Financial Note 15, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement. As of March 31, 2023 and 2022, accumulated goodwill impairment losses in the Company’s International segment were approximately $700 million. Most of the goodwill impairment for these reporting units was generally not deductible for income tax purposes.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Intangible Assets
Information regarding intangible assets were as follows:

	March 31, 2023				March 31, 2022
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$2,971	$(1,765)	$1,206	$2,777	$(1,691)	$1,086
Service agreements	10	1,137	(623)	514	1,085	(573)	512
Trademarks and trade names	12	833	(430)	403	819	(386)	433
Technology	11	264	(129)	135	128	(116)	12
Other	10	193	(174)	19	187	(171)	16
Total		$5,398	$(3,121)	$2,277	$4,996	$(2,937)	$2,059	(1)
(1)Excludes net intangible assets of approximately $384 million related to the European divestiture activities discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” This amount was included under the caption “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2022. Amortization of these assets ceased upon classification as held for sale in the second and third quarters of fiscal 2022.
All intangible assets were subject to amortization as of March 31, 2023 and 2022. Amortization expense of intangible assets was $236 million, $332 million, and $422 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Estimated annual amortization expense of intangible assets was as follows: $246 million, $240 million, $208 million, $201 million, and $197 million for fiscal 2024 through fiscal 2028, respectively, and $1.2 billion thereafter.
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for a description of the goodwill and intangible assets recognized as part of the RxSS acquisition and formation of SCRI Oncology.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” for more information on intangible asset impairment charges recorded in fiscal 2022 and fiscal 2021.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
11.    Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2023	2022
U.S. Dollar notes (1) (2)
2.70% Notes due December 15, 2022	$—	$400
2.85% Notes due March 15, 2023	—	360
3.80% Notes due March 15, 2024	918	918
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	499	—
1.30% Notes due August 15, 2026	498	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.75% Notes due May 30, 2029	196	196
6.00% Notes due March 1, 2041	218	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	649	662
1.63% Euro Notes due October 30, 2026	542	554
3.13% Sterling Notes due February 17, 2029	555	582

Lease and other obligations (4)	271	244
Total debt	5,594	5,879
Less: Current portion	968	799
Total long-term debt	$4,626	$5,080
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
(4)Excludes current and long-term debt of approximately $4 million and $11 million, respectively, as of March 31, 2022 related to the European divestiture activities discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included under the caption “Liabilities held for sale” in the Consolidated Balance Sheet as of March 31, 2022.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2023 and 2022, $5.6 billion and $5.9 billion, respectively, of total debt was outstanding, of which $968 million and $799 million, respectively, was included in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets.
On February 15, 2023, the Company completed a public offering of 5.25% Notes due 2026 (the “February 2026 Notes”) in a principal amount of $500 million. Interest on the February 2026 Notes is payable semi-annually on February 15th and August 15th of each year, commencing on August 15, 2023. Proceeds received from this note issuance, net of discounts and offering expenses, were $497 million. The Company utilized the net proceeds from this note issuance to repay existing debt. On or after February 15, 2024, the Company may redeem the February 2026 Notes at its option, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
On August 12, 2021, the Company completed a public offering of 1.30% Notes due August 15, 2026 (the “August 2026 Notes”) in a principal amount of $500 million. Interest on the August 2026 Notes is payable semi-annually on February 15th and August 15th of each year, commencing on February 15, 2022. Proceeds received from this note issuance, net of discounts and offering expenses, were $495 million. The Company utilized the net proceeds from this note issuance for general corporate purposes.
On December 3, 2020, the Company completed a public offering of 0.90% Notes due December 3, 2025 (the “2025 Notes”) in a principal amount of $500 million. Interest on the 2025 Notes is payable semi-annually on June 3rd and December 3rd of each year, commencing on June 3, 2021. Proceeds received from this note issuance, net of discounts and offering expenses, were $496 million. The Company utilized the net proceeds from this note issuance for general corporate purposes.
Each note, which constitutes a “Series,” is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing, and from time-to-time, future unsecured and unsubordinated indebtedness outstanding. Each Series is governed by materially similar indentures and officers’ certificates as those of other Series issued by the Company. Upon required notice to holders of notes with fixed interest rates, the Company may redeem those notes at any time prior to maturity, in whole or in part, for cash at redemption prices. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of the Ratings Agencies (as defined in the applicable Officer’s Certificate) within a specified period, an offer must be made to purchase that Series from the holders at a price equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indentures also contain customary events of default provisions.
On March 15, 2023, the Company retired its $360 million outstanding principal amount of 2.85% Notes due 2023 upon maturity. On December 15, 2022, the Company retired its $400 million outstanding principal amount of 2.70% Notes due 2022 upon maturity. On July 17, 2021, the Company redeemed its €600 million (or, approximately $709 million) outstanding principal amount of Euro-denominated 0.63% Notes due 2021, prior to maturity at par value. On December 1, 2020, the Company redeemed its $323 million outstanding principal amount of 4.75% Notes due 2021 prior to maturity. On November 30, 2020, the Company retired its $700 million outstanding principal amount of 3.65% Notes due 2020 upon maturity. All of these notes were repaid or redeemed using cash on hand.
Tender Offer
On July 23, 2021, the Company completed a cash tender offer for a portion of its existing outstanding (i) 2.85% Notes due 2023, (ii) 3.80% Notes due 2024, (iii) 7.65% Debentures due 2027, (iv) 3.95% Notes due 2028, (v) 4.75% Notes due 2029, (vi) 6.00% Notes due 2041, and (vii) 4.88% Notes due 2044 (collectively referred to herein as the “Tender Offer Notes”). In connection with the tender offer, the Company paid an aggregate consideration of $1.1 billion to redeem $922 million principal amount of the Tender Offer Notes at a redemption price equal to 100% of the principal amount and premiums of $182 million, plus accrued and unpaid interest of $14 million. The redemption of the Tender Offer Notes was accounted for as a debt extinguishment. As a result of the redemption, the Company incurred a pre-tax loss on debt extinguishment of $191 million for the year ended March 31, 2022, which included premiums of $182 million as well as the write-off of unamortized debt issuance costs and transaction fees incurred totaling $9 million.
Other Information
Scheduled principal payments of long-term debt are $968 million, $39 million, $1.7 billion, $1.2 billion, and $376 million for fiscal 2024 through fiscal 2028, respectively, and $1.3 billion thereafter.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility replaced the Company’s previous syndicated $4.0 billion five-year senior unsecured credit facility, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), which was scheduled to mature in September 2024. The 2020 Credit Facility was terminated in connection with the execution of the 2022 Credit Facility. There were no borrowings under the 2020 Credit Facility during the years ended March 31, 2023, 2022, and 2021, and no amounts outstanding at the time of its termination.
Borrowings under the 2022 Credit Facility bear interest based upon the Term Secured Overnight Financing Rate (“SOFR”) for credit extensions denominated in U.S. dollars, the Sterling Overnight Index Average Reference Rate for credit extensions denominated in British pound sterling, the Euro Interbank Offered Rate for credit extensions denominated in Euros, the Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates, as applicable, plus agreed upon margins. The 2022 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 2022 Credit Facility. If the Company does not comply with these covenants, its ability to use the 2022 Credit Facility may be suspended and repayment of any outstanding balances under the 2022 Credit Facility may be required. At March 31, 2023, the Company was in compliance with all covenants under the 2022 Credit Facility. The 2022 Credit Facility also permits the Company to establish key performance indicators with respect to certain sustainability targets of the Company in consultation with certain sustainability coordinators. The Company may enter into an amendment to the 2022 Credit Facility to provide for certain adjustments to the otherwise applicable facility fee and margins based on the Company’s performance against any established key performance indicators. The 2022 Credit Facility is scheduled to mature in November 2027. The remaining terms and conditions of the 2022 Credit Facility are substantially similar to those previously in place under the 2020 Credit Facility. The Company can use funds obtained under the 2022 Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the year ended March 31, 2023 and no amounts outstanding at March 31, 2023.
2022 Term Loan Credit Facility
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Term Loan Credit Facility”) pursuant to which the Company had an unsecured delayed draw term loan facility up to $500 million which was available for borrowing for 90 days after the closing date in up to three separate borrowings. During the third quarter of fiscal 2023, the Company borrowed $500 million under the 2022 Term Loan Credit Facility at an interest rate of three-month Term SOFR plus 110 basis points, which was payable quarterly and had an original maturity date of November 7, 2025. The funds obtained were used for general corporate purposes. In February 2023, the Company repaid all borrowings outstanding under the 2022 Term Loan Credit Facility, at which point this facility was terminated in its entirety.
Other Facilities
The Company also maintained bilateral credit facilities primarily denominated in Euros with a committed amount of $7 million and an uncommitted amount of $111 million as of March 31, 2022, which were transferred as part of the divestiture of the E.U. disposal group in October 2022. Borrowings and repayments were not material during the years ended March 31, 2023, 2022, and 2021, and amounts outstanding under these credit lines were not material at March 31, 2022.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the years ended March 31, 2023, 2022, and 2021, the Company borrowed $8.5 billion, $11.2 billion, and $6.3 billion, respectively, and repaid $8.5 billion, $11.2 billion, and $6.3 billion, respectively, under the program. At March 31, 2023 and 2022, there were no commercial paper notes outstanding.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
12.    Variable Interest Entities
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
Consolidated Variable Interest Entities
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, is considered the primary beneficiary of the VIE. It consolidates certain single-lessee leasing entities where it, as the lessee, has the majority risk of the leased assets due to its minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide the Company with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Total assets and liabilities included in its Consolidated Balance Sheets for these VIEs were $621 million and $53 million, respectively, at March 31, 2023, and $660 million and $65 million, respectively, at March 31, 2022.
Investments in Unconsolidated Variable Interest Entities
The Company is involved with VIEs which it does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Its relationships include equity method investments and lending, leasing, contractual, or other relationships with the VIEs. The Company’s most significant VIE relationships are with oncology and other specialty practices. Under these practice arrangements, the Company generally owns or leases all of the real estate and equipment used by the practices and manages the practices’ administrative functions. Prior to the divestment of the Austrian business in the fourth quarter of fiscal 2022, the Company had relationships with certain pharmacies in Europe with whom it provided financing, had equity ownership, and/or had a supply agreement whereby it supplied the vast majority of the pharmacies’ purchases. The Company’s maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.4 billion at March 31, 2023 and 2022, which primarily represents the value of intangible assets related to service agreements, equity investments, and lease and loan receivables. This amount excludes the customer loan guarantees discussed in Financial Note 16, “Financial Guarantees and Warranties.” The Company believes there is no material loss exposure on these assets or from these relationships.
13.    Pension Benefits
The Company maintains a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Non-U.S. Defined Benefit Pension Plans
As of March 31, 2023, the Company’s non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway and Canada. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation. The obligations in Norway are largely related to the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law.
As part of the European divestiture activities discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” pension liabilities of $85 million, as part of the E.U. disposal group, and pension assets of $49 million, as part of the U.K. disposal group, were included under the captions “Liabilities held for sale” and “Assets held for sale,” respectively, in the Consolidated Balance Sheet as of March 31, 2022. During the third quarter of fiscal 2023, the Company divested pension liabilities totaling $75 million and released $13 million of gains from accumulated other comprehensive loss related to the divestiture of the E.U. disposal group. During the first quarter of fiscal 2023, the Company divested pension assets of $49 million and released $30 million of accumulated other comprehensive loss related to the divestiture of the U.K. disposal group.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
During the fourth quarter of fiscal 2022, the Company divested $43 million of pension liabilities and released $11 million of accumulated other comprehensive loss related to the sale of its Austrian business. During the third quarter of fiscal 2021, the Company divested $187 million of pension liabilities and released $33 million of accumulated other comprehensive loss related to its German pharmaceutical wholesale business contributed to a joint venture, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end. The net periodic expense for the Company’s pension plans were as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Service cost - benefits earned during the year	$5	$11	$15
Interest cost on projected benefit obligation	7	14	19
Expected return on assets	(5)	(19)	(20)
Amortization of unrecognized actuarial loss and prior service costs	1	3	5
Curtailment/settlement gain	(1)	(5)	—
Net periodic pension expense	$7	$4	$19
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service period of active employees.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding the changes in benefit obligations and plan assets for the Company’s pension plans was as follows:

	Years Ended March 31,
(In millions)	2023	2022
Change in benefit obligations
Benefit obligation at beginning of period (1)	$701	$875
Service cost	5	11
Interest cost	7	14
Actuarial gain	(65)	(55)
Benefits paid	(11)	(35)
Curtailment/settlement	(3)	(32)
Expenses paid	(1)	(1)
Divestitures (2)	(408)	(43)
Foreign exchange impact and other	(53)	(33)
Benefit obligation at end of period (1)	$172	$701

Change in plan assets
Fair value of plan assets at beginning of period	$681	$735
Actual return on plan assets	(51)	(4)
Employer and participant contributions	7	43
Benefits paid	(11)	(35)
Expenses paid	(1)	(1)
Settlements	(3)	(24)
Divestitures (2)	(393)	—
Foreign exchange impact and other	(55)	(33)
Fair value of plan assets at end of period	$174	$681

Funded status at end of period	$2	$(20)

Amounts recognized on the balance sheet
Current assets (3)	$—	$49
Long-term assets	24	40
Current liabilities (3)	(1)	(90)
Long-term liabilities	(21)	(19)
Total	$2	$(20)
(1)The benefit obligation is the projected benefit obligation.
(2)Relates to the completed divestitures of the E.U. disposal group and U.K. disposal group in fiscal 2023 and the completed divestiture of the Company’s Austrian business in fiscal 2022 as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(3)Current assets at March 31, 2022 include $49 million reclassified from long-term assets to assets held for sale as part of the Company’s U.K. disposal group, which was divested in fiscal 2023. Current liabilities at March 31, 2022 include $85 million reclassified from long-term liabilities to liabilities held for sale as part of the Company’s E.U. disposal group, which was divested in fiscal 2023. Refer to Financial Note 2, “Business Acquisitions and Divestitures” for additional information.
The actuarial gain of $65 million in fiscal 2023 was primarily attributable to:
•Discount rates ($69 million gain): The weighted average discount rate for Non-U.S. plans increased to 4.54% as of March 31, 2023 from 2.67% as of March 31, 2022.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
•Demographic and assumption changes ($4 million loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as inflation assumption, compensation changes, mortality, and other changes.
The actuarial gain of $55 million in fiscal 2022 was primarily attributable to:
•Discount rates ($69 million gain): The weighted average discount rate for Non-U.S plans increased to 2.67% as of March 31, 2022 from 1.89% as of March 31, 2021.
•Demographic and assumption changes ($14 million loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as inflation assumption, compensation changes, mortality, and other changes including losses related to the European divestitures in fiscal 2022.
The following table provides the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all the Company’s pension plans, including accumulated benefit obligation in excess of plan assets:

	March 31,
(In millions)	2023	2022
Projected benefit obligation	$172	$701
Accumulated benefit obligation	171	689
Fair value of plan assets	174	681
Amounts recognized in accumulated other comprehensive loss consist of:

	March 31,
(In millions)	2023	2022
Net actuarial loss	$49	$70
Prior service cost (credit)	1	(2)
Total	$50	$68
Other changes in accumulated other comprehensive loss were as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Net actuarial gain	$(7)	$(32)	$(9)
Prior service cost	1	—	—
Amortization of:
Net actuarial loss	(9)	(14)	(35)
Prior service credit	2	1	1
Foreign exchange impact and other	(5)	(5)	15
Total recognized in other comprehensive income	$(18)	$(50)	$(28)
In fiscal 2023, the Company recognized $17 million in actuarial losses for pension plans to stockholders’ deficit as a result of the sale of its E.U. disposal group and U.K. disposal group. In fiscal 2022, the Company recognized $11 million in actuarial losses for pension plans to stockholders’ deficit as a result of the sale of its Austrian business. In fiscal 2021, the Company recognized $33 million in actuarial losses for pension plans to stockholders’ equity as a result of the contribution of its German pharmaceutical wholesale business to a joint venture. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information on the Company’s European divestiture activities.
Projected benefit obligations related to the Company’s unfunded plans were $18 million and $101 million at March 31, 2023 and 2022, respectively. Funding obligations for its plans vary based on the laws of each jurisdiction.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Expected benefit payments for the Company’s pension plans were as follows: $8 million, $9 million, $9 million, $9 million, and $9 million for fiscal 2024 to fiscal 2028, respectively, and $50 million for fiscal 2029 through fiscal 2033. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for the Company’s pension plans are $3 million for fiscal 2024.
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	Years Ended March 31,
	2023	2022	2021
Net periodic pension expense
Discount rates	2.67%	1.89%	1.89%
Rate of increase in compensation	3.67	3.20	3.20
Expected long-term rate of return on plan assets	1.63	2.56	2.56
Benefit obligation
Discount rates	4.54%	2.67%	1.89%
Rate of increase in compensation	3.21	3.67	3.20
The Company’s defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of its plans. The Company’s defined benefit pension plan liabilities are valued using a weighted-average discount rate of 4.54%, which represents an increase of 187 basis points from its fiscal 2022 weighted-average discount rate of 2.67%.
Plan Assets
Investment Strategy: For plan assets, the investment strategies are subject to local regulations and the asset/liability profiles of the plans in each individual country. Plan assets are broadly invested in a manner appropriate to the nature and duration of the expected future retirement benefits payable under the plans. Plan assets are primarily invested in high-quality corporate and government bond funds and equity securities. Assets are properly diversified to avoid excessive reliance on any particular asset, issuer, or group of undertakings so as to avoid accumulations of risk in the portfolio as a whole.
The Company develops the expected long-term rate of return assumption based on the projected performance of the asset classes in which plan assets are invested. The target asset allocation was determined based on the liability and risk tolerance characteristics of the plans and at times may be adjusted to achieve overall investment objectives.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Fair Value Measurements: The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. The following tables represent the Company’s plan assets as of March 31, 2023 and 2022, using the fair value hierarchy by asset class:

	March 31, 2023				March 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7	$15	$—	$—	$15
Equity securities:
Equity commingled funds	—	18	—	18	—	38	—	38
Fixed income securities:
Government securities	—	—	—	—	—	6	—	6
Corporate bonds	—	—	—	—	—	11	—	11
Fixed income commingled funds	—	7	—	7	336	25	—	361
Other:
Annuity contracts	—	—	110	110	—	—	173	173
Real estate funds and Other	—	2	—	2	31	4	2	37
Total	$7	$27	$110	$144	$382	$84	$175	$641

Assets held at NAV practical expedient (1):
Other				30				40
Total plan assets				$174				$681
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
Other - At March 31, 2023 and 2022, this includes $30 million and $35 million, respectively, of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The following table presents the changes in the Level 3 plan assets measured on a recurring basis for the years ended March 31, 2023 and 2022:

(In millions)	Level 3
Balance, March 31, 2021	$4
Purchases	196
Return on assets	(25)
Balance, March 31, 2022	$175
Purchases	—
Return on assets	(65)
Balance, March 31, 2023	$110
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
Contributions and amounts accrued for U.S. multiemployer pension plans were not material for the years ended March 31, 2023, 2022, and 2021. Contributions to the POA for non-U.S. plans exceeding 5% of total plan contributions were $19 million, $20 million, and $22 million for the years ended March 31, 2023, 2022, and 2021, respectively. Based on actuarial calculations, the Company estimates the funded status for its non-U.S. Plans to be approximately 85% as of March 31, 2023. No amounts were accrued for liability associated with the POA as the Company has no intention to withdraw from the plan.
Defined Contribution Plans
The Company has a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $125 million, $116 million, and $102 million for the years ended March 31, 2023, 2022, and 2021, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Postretirement Benefits
The Company maintains a number of postretirement benefit plans, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. It also provides postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company’s fiscal year-end. The net periodic (credit) expense for the Company’s postretirement welfare benefits was not material for the years ended March 31, 2023, 2022, and 2021. The benefit obligation at March 31, 2023 and 2022 was $45 million and $56 million, respectively.
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
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Canadian dollars, Euro, and British pounds sterling. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
Non-Derivative Instruments Designated as Hedges
At March 31, 2022, the Company had €1.1 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges were utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that were designated as net investment hedges and met effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates were recorded as foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency-denominated notes designated as net investment hedges were ineffective, changes in carrying value attributable to the change in spot rates were recorded in earnings.
In connection with the sale of the E.U. disposal group in October 2022, the Company reclassified $112 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2023. This amount related to the €1.1 billion of Euro-denominated notes described above, along with certain other Euro-denominated notes which were previously accounted for as net investment hedges and matured in prior periods, and was included in the fiscal 2023 and fiscal 2022 calculations of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.
In connection with the sale of the U.K. disposal group in April 2022, the Company reclassified $26 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2023. This amount related to the Company’s £450 million of British pound sterling-denominated notes, which were previously accounted for as net investment hedges until de-designated in fiscal 2020, and was included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes (2)	$7	$73	$(118)
(1)There was no ineffectiveness in these hedges for the years ended March 31, 2023, 2022 and 2021.
(2)For the year ended March 31, 2023, includes amounts reclassified to earnings of $112 million.
Derivative Instruments
At March 31, 2023 and 2022, the notional amounts of the Company’s outstanding derivatives were as follows:

			March 31, 2023		March 31, 2022
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Nov-24 to Mar-25	C$	1,500	C$	500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26		€1,100		€—
Floating interest rate swaps (5)	USD	Feb-26 to Sep-29		$1,250		$—

Derivatives designated as cash flow hedges: (2)
Cross-currency swaps (3)	CAD	Jan-24	C$	400	C$	1,678
Fixed interest rate swaps (6)	USD	Jun-33		$450		$500
(1)The maturity date reflected is for outstanding derivatives as of March 31, 2023.
(2)There was no ineffectiveness in these hedges for the years ended March 31, 2023, 2022, and 2021.
(3)The Company agreed with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts.
(4)In fiscal 2023, represents cross-currency fixed-to-fixed interest rate swaps to mitigate the foreign currency exchange fluctuations on its foreign currency-denominated notes. In fiscal 2022, represents fixed interest payments in British pound sterling for floating interest payments in U.S. dollars based on three-month LIBOR plus a spread.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Fair Value Hedges
The Company uses cross-currency swaps to hedge the changes in the fair value of its foreign currency notes resulting from changes in benchmark interest rates and foreign currency exchange rates. In February 2023, £450 million of cross-currency swaps matured and the Company executed new cross-currency swaps with similar terms to continue to mitigate interest rate and foreign exchange rate risks.
During the year ended March 31, 2023, the Company entered into cross-currency fixed-to-fixed interest rate swaps with a total notional amount of €1.1 billion to hedge the changes in the fair value of its underlying Euro-denominated notes resulting from changes in benchmark interest rates and foreign currency exchange rates.
In fiscal 2023, the Company also entered into floating interest rate swaps to convert $1.3 billion of its fixed rate debt to floating interest rate in order to hedge the changes in fair value caused by fluctuations in the benchmark interest rate. The changes in the fair value of these derivatives are recorded in “Interest expense” in the Consolidated Statements of Operations.
The changes in the fair value of these derivatives and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from the changes in the Company’s fair value hedges recorded in earnings were largely offset by the losses recorded in earnings on the hedged item. For components excluded from the assessment of hedge effectiveness, the initial value of the excluded component is recognized in accumulated other comprehensive income (loss) and then released into earnings over the life of the hedging instrument. The difference between the change in the fair value of the excluded component and the amount amortized into earnings during the period is recorded in other comprehensive income (loss).
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency rates and also enters into forward contracts to hedge the variability of future benchmark interest rates on planned bond issuances. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations were not material for the years ended March 31, 2023, 2022, and 2021.
During the year ended March 31, 2023, the Company terminated its $500 million notional forward starting fixed interest rate swaps and recognized a gain of $97 million within “Other income, net” in the Consolidated Statements of Operations.
In fiscal 2023, the Company also entered into forward starting fixed interest rate swaps designated as cash flow hedges, with a combined notional amount of $450 million, to hedge the variability of future benchmark interest rates on a planned bond issuance.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. Prior to the divestitures of the E.U. disposal group and U.K. disposal group, the Company had entered into forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. Changes in the fair values for contracts not designated as hedges were recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Changes in the fair values were not material for the years ended March 31, 2022 and 2021, and the Company did not have any outstanding derivative instruments not designated as hedges during fiscal 2023. Gains or losses from these contracts were largely offset by changes in the value of the underlying intercompany obligations.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Derivatives designated as net investment hedges:
Cross-currency swaps	$28	$(4)	$(119)

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$(54)	$(18)	$(33)
Fixed interest rate swaps	(30)	39	(9)
(1)Includes other comprehensive income related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	March 31, 2023			March 31, 2022
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$5	$—	$301	$30	$39	$1,537
Cross-currency swaps (non-current)	Other non-current assets/liabilities	74	2	2,760	—	36	679
Interest rate swaps (current)	Prepaid expenses and other	—	—	—	31	—	500
Interest rate swaps (non-current)	Other non-current assets/liabilities	1	15	1,700	—	—	—
Total		$80	$17		$61	$75
Refer to Financial Note 15, “Fair Value Measurements,” for more information on these recurring fair value measurements.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at March 31, 2023 and 2022 included investments in money market funds of $1.4 billion and $981 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature. The fair values for the Company’s marketable securities were not material at March 31, 2022, and were liquidated during fiscal 2023.
Fair values of the Company’s interest rate swaps and cross-currency swaps were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 14, “Hedging Activities,” for fair values and other information on the Company’s derivatives.
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had carrying values of $237 million and $346 million at March 31, 2023 and 2022, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Consolidated Balance Sheets. During fiscal 2023, the Company recognized impairment charges and realized gains on the exit of certain investments. During fiscal 2022, certain of the Company’s investments in equity securities without readily determinable fair values were remeasured to fair value based on transactions which resulted in changes in the observable price of those securities. During fiscal 2021, certain of the Company’s investments in equity securities were converted into shares of public common stock through initial public offerings and an acquisition. The Company exited most of its investments in publicly traded shares in the fourth quarter of fiscal 2021. The Company recognized net losses of $36 million, including impairments of $59 million, for the year ended March 31, 2023, and recognized net gains of $98 million and $133 million for the years ended March 31, 2022 and 2021, respectively. These amounts were recorded in “Other income, net” in the Consolidated Statements of Operations. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges, including long-lived assets associated with the Company’s restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” or as a result of charges to remeasure assets classified as held for sale to fair value less costs to sell.
At March 31, 2023, the contingent consideration liability related to the Company’s acquisition of RxSS in November 2022 was measured at fair value on a nonrecurring basis. At March 31, 2022, the assets and liabilities associated with the E.U. disposal group and U.K. disposal group classified as held for sale were measured at the lower of carrying value or fair value less costs to sell. The E.U. disposal group was divested in October 2022 and the U.K. disposal group was divested in April 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures" for more information on these transactions. Additionally, at March 31, 2022, assets measured at fair value on a nonrecurring basis included certain long-lived assets within the International segment related to the Company’s previous operations in Denmark and its retail pharmacy businesses in Canada, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
The aforementioned investments in equity securities of U.S. growth stage companies include the carrying value of investments without readily determinable fair values, which were determined using a measurement alternative and are recorded at cost less impairment, plus or minus any changes in observable price from orderly transactions of the same or similar security of the same issuer. These inputs related to changes in observable price are considered Level 2 under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future. Inputs related to impairments of investments are generally considered Level 3 fair value measurements due to their inherently unobservable nature based on significant assumptions by management and use of company-specific information.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2023 and 2022.
Other Fair Value Disclosures
At March 31, 2023 and 2022, the carrying amounts of cash, certain cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings, and other current liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.

The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	March 31, 2023		March 31, 2022
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,594	$5,386	$5,879	$5,999
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
Refer to Financial Note 10, “Goodwill and Intangible Assets, Net,” for more information regarding goodwill impairment charges recorded for certain reporting units during fiscal 2021.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
16.    Financial Guarantees and Warranties
Financial Guarantees
The Company has agreements with certain of its customers’ financial institutions, primarily in its International segment, under which it has guaranteed the repurchase of its customers’ inventory or its customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For the Company’s inventory repurchase agreements, among other requirements, inventories must be in a resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees generally range from one to five years and are primarily provided to facilitate financing for certain customers. The majority of the Company’s customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2023, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $343 million and $17 million, respectively, of which the Company has not accrued any material amounts. The expirations of these financial guarantees were as follows: $18 million, $108 million, $195 million, $10 million, and $8 million from fiscal 2024 through fiscal 2028, respectively, and $21 million thereafter.
At March 31, 2023, the Company’s banks and insurance companies have issued $206 million of standby letters of credit and surety bonds, which were issued on the Company’s behalf primarily related to its customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and its workers’ compensation and automotive liability programs.
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
Warranties
In the normal course of business, the Company provides certain warranties and indemnification protection for its products and services. For example, the Company provides warranties that the pharmaceutical and medical-surgical products it distributes are in compliance with the U.S. Food, Drug, and Cosmetic Act and other applicable laws and regulations. It has received the same warranties from its suppliers, which customarily are the manufacturers of the products. In addition, the Company has indemnity obligations to its customers for these products, which have also been provided from its suppliers, either through express agreement or by operation of law. Accrued warranty costs were not material to the Consolidated Balance Sheets as of March 31, 2023 and 2022.
17.    Commitments and Contingent Liabilities
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, the Company is unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a claim because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability, or seek an indeterminate amount of damages. It is not uncommon for claims to remain unresolved over many years. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and whether it can make a reasonable estimate of the loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability for an estimated amount. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability. Amounts included within “Claims and litigation charges, net” in the Consolidated Statements of Operations consist of estimated loss contingencies related to opioid-related litigation matters.
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company and its affiliates have been sued as defendants in many cases asserting claims related to distribution of controlled substances. They have been named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers, and retail pharmacies. The plaintiffs in these actions have included state attorneys general, county and municipal governments, school districts, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. These actions have been filed in state and federal courts throughout the U.S., and in Puerto Rico and Canada. They have sought monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws, and other statutes. Because of the many uncertainties associated with opioid-related litigation matters, the Company is not able to conclude that a liability is probable or to reasonably estimate a range of ultimate possible loss for opioid-related litigation matters other than those for which an accrual is described below.
State and Local Government Claims
The majority of these cases were brought by state and local government entities in the U.S. The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). The Company has paid the Settling Governmental Entities approximately $1.0 billion as of March 31, 2023, and, under the Settlement, will pay the Settling Governmental Entities additional amounts up to approximately $6.8 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic. Most of the remaining percentage relates to plaintiffs’ attorneys’ fees and costs, and is payable over a shorter time period. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. The Distributors do not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Consent judgments have been entered in all participating states and territories, and approximately 2,300 cases have been dismissed pursuant to the Settlement.
Alabama and West Virginia did not participate in the Settlement. Under a separate agreement with Alabama and its subdivisions, the Company has paid approximately $42 million as of March 31, 2023, and will pay additional amounts totaling approximately $132 million through 2031. The Company previously settled with the state of West Virginia in 2018, and West Virginia and its subdivisions were not eligible to participate in the Settlement. After a trial, the claims of two West Virginia subdivisions, Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. That decision is under appeal. The claims of certain other West Virginia subdivisions were settled pursuant to an agreement requiring the Company to pay approximately $152 million over 11 years. The Company has paid the settling subdivisions $38 million as of March 31, 2023, and will pay additional amounts totaling approximately $114 million through 2033. All participating litigating subdivisions have dismissed their claims against the Company, but the agreement does not include school districts or the claims of Cabell County and the City of Huntington.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Some subdivisions did not participate in the Settlement, including certain municipal governments, government hospitals, school districts, and government-affiliated third-party payors. The Company contends these claims are foreclosed by the Settlement or otherwise subject to strong defenses, while the non-participating subdivisions assert that they are not bound by the Settlement for a variety of reasons. The Company intends to defend itself vigorously in these matters. The City of Baltimore, Maryland, is one jurisdiction that did not participate in the settlement. Trial of the City of Baltimore’s claims is currently scheduled to begin September 26, 2024. The Company’s loss contingency accruals for these subdivisions are reflected in the estimated liability for opioid-related claims consistent with what would be allocated under the framework of the Settlement.
Native American Tribe Claims
With respect to the claims of Native American tribes, the Company has reached agreements that achieve a broad resolution of opioid-related claims brought by federally recognized Native American tribes. Under the agreements, the Company will pay approximately $196 million over 6.5 years to resolve the claims of participating Native American tribes. The Company has paid the settling Native American tribes $56 million as of March 31, 2023, and will pay additional amounts totaling approximately $140 million through 2027. Under these agreements, a minimum of 85% of the settlement payments must be used by the Native American tribes to remediate the opioid epidemic.
The Company’s estimated accrued liability for the opioid-related claims of U.S. governmental entities, including Native American tribes, was as follows:

(In millions)	March 31, 2023	March 31, 2022
Current litigation liabilities (1)	$548	$1,046
Long-term litigation liabilities	6,625	7,220
Total litigation liabilities	$7,173	$8,266
(1)These amounts, recorded in “Other accrued liabilities” in the Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During fiscal 2023 and fiscal 2022, the Company paid $1.1 billion and $74 million, respectively, associated with the Settlement and separate settlement agreements of opioid-related claims of participating states, subdivisions, and Native American tribes. In conjunction with the payments made in fiscal 2023, all funds have been released from escrow.
Non-Governmental Plaintiff Claims
Though the vast majority of opioid claims have been brought by governmental entities in the U.S., the Company is also a defendant in cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the Settlement or in the charges recorded by the Company, described above. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. The Company has not concluded a loss is probable in any of these matters; nor is any possible loss or range of loss reasonably estimable.
One such case was brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeking to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc., CE19-00472. On March 1, 2023, the jury in that case returned a verdict in favor of the defendants, including the Company. That verdict is now the subject of post-trial motions, including a plaintiffs’ motion for a new trial.
In another, several hospitals brought suit in the Circuit Court of Conecuh County, Alabama; trial on the claims of eight of these hospitals is currently scheduled for July 24, 2023. Fort Payne Hospital Corporation et al. v. McKesson Corp., CV-2021-900016.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Canadian Plaintiff Claims
In addition to the opioid-related claims brought in the U.S., the Company and its Canadian affiliate are also defendants in four cases pending in Canada. These cases involve the claims of the provincial governments, a group representing indigenous people, as well as one case brought by an individual. The Company believes it has valid legal defenses in these matters and intends to mount a vigorous defense. The Company has not concluded a loss is probable in any of these matters; nor is any possible loss or range of loss reasonably estimable.
An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
Qui Tam Litigation
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
In December 2019, the Company was served with two qui tam complaints filed by the same two relators alleging violations of the federal False Claims Act, the California False Claims Act, and the California Unfair Business Practices statute based on alleged predicate violations of the Controlled Substances Act and its implementing regulations, United States ex rel. Kelley, 19-cv-2233, and State of California ex rel. Kelley, CGC-19-576931. The complaints seek relief including treble damages, civil penalties, attorney fees, and costs in unspecified amounts. On February 16, 2021, the court in the federal action dismissed the second amended complaint with prejudice, and the relators appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the dismissal on March 10, 2022. On June 28, 2021, the court in the state action dismissed the complaint with prejudice, and the relators appealed the dismissal to the California Court of Appeal, which affirmed the dismissal on February 24, 2023.
Insurance Coverage Litigation
Two cases pending in the Northern District of California were filed against McKesson by its liability umbrella insurers about policies they issued to the Company for the period 1999-2017, AIU Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa. (together "AIG") and ACE Property and Casualty Insurance Company ("ACE"). AIU Insurance Company et al. v. McKesson Corporation, No. 3:20-cv-07469 (N.D. Cal.) was initiated by AIG in the Northern District of California on October 23, 2020. Ace Property and Casualty Insurance Company v. McKesson Corporation et al., No. 3:20-cv-09356 (N.D. Cal.) was brought by ACE in California state court on November 2, 2020, and was removed by McKesson to federal court, transferred to the Northern District of California, and designated as related to the AIU action. AIG and ACE are seeking declarations that they have no duty to defend or indemnify McKesson in the thousands of lawsuits filed in federal and state courts related to opioids. In both actions, McKesson has asserted claims under the AIG and ACE policies seeking declarations and damages for past and future defense and indemnity costs. On April 5, 2022, the court issued an order granting partial summary judgment to the insurers that the Company’s defense costs in certain opioid-related litigation were not covered by two of the insurance policies, which the Company has appealed to the U.S. Court of Appeals for the Ninth Circuit.

Table of Contents	Item 8 Index
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
On April 16, 2013, the Company’s subsidiary, U.S. Oncology, Inc. (“USON”), was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York by two relators, purportedly on behalf of the United States, 21 states and the District of Columbia, against USON and five other defendants, alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Piacentile v. Amgen Inc., et al., CV 04-3983 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On November 16, 2018, the relators filed a fourth amended complaint; that complaint was dismissed with prejudice on December 1, 2021. On March 28, 2023, the Court of Appeals for the Second Circuit affirmed dismissal.
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
On or about April 25, 2018, a second amended qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc., and US Oncology Specialty, L.P. by Omni Healthcare, Inc. as relator, purportedly on behalf of the United States and 33 cities and states alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. United States of America ex rel. Omni Healthcare, Inc. v. McKesson Corp., et al., Case No. 1:12-cv-06440 (E.D.N.Y.). The United States and the other governmental plaintiffs declined to intervene in the suit. In February 2019, the court dismissed all of the defendants except McKesson Corporation and Oncology Therapeutics Network Corp. On February 2, 2022, the court entered a scheduling order under which non-government fact discovery was set to close on June 15, 2022. On June 14, 2022, relator moved for additional discovery and an extension of the discovery schedule. On October 13, 2022, the Court granted relator permission to take certain additional discovery, directed relator to move for leave to amend its complaint, and otherwise denied relator's motion without prejudice. On November 14, 2022, relator served its motion for leave to amend its complaint, which remains pending.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
On or about March 2, 2020, another qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on US Oncology, Inc. by the same relator purportedly on behalf of the United States and 33 cities and states alleging the same misconduct and seeking the same relief. United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., Civil Action No. 1:19-cv-05125. The United States and the other governmental plaintiffs declined to intervene in the suit. On July 21, 2022, the Court granted defendant’s motion to dismiss without prejudice. Relator subsequently filed an amended complaint. On October 21, 2022, defendant moved to dismiss the amended complaint and that motion remains pending.
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
On December 12, 2018, the Company received a purported class action complaint in the United States District Court for the Northern District of California, alleging that McKesson and two of its former officers, CEO John Hammergren and CFO James Beer, violated the Securities Exchange Act of 1934 by reporting profits and revenues from 2013 until early 2017 that were false and misleading, due to an alleged undisclosed conspiracy to fix the prices of generic drugs. Evanston Police Pension Fund v. McKesson Corporation, No. 3:18-06525. The complaint seeks relief including damages, attorney fees, and costs in unspecified amounts. On April 10, 2019, the lead plaintiff filed an amended complaint that added insider trading allegations against defendant Hammergren. In October 2022, the parties reached an agreement in principle to settle this class action lawsuit for an amount covered in full by the Company’s insurance policy. The settlement is subject to, among other things, final approval by the court. This settlement does not include any admission of liability, and defendants expressly deny wrongdoing. The Company’s estimated probable loss, entirely offset by probable loss recovery from the Company’s insurers, was $141 million, both of which were recognized in the Condensed Consolidated Balance Sheet as of September 30, 2022 within “Other accrued liabilities” and “Prepaid expenses and other.” In February 2023, the insurance carriers funded the settlement, and the probable loss and loss recovery of $141 million have been reversed in the Consolidated Balance Sheet as of March 31, 2023.
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
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the U.S., 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The U.S. and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. On May 5, 2022, the district court granted the Company’s motion to dismiss the complaint, but granted the plaintiff leave to amend the complaint. The relator filed the second amended complaint on June 7, 2022, which was dismissed again on March 28, 2023, but the district court granted the plaintiff leave to amend. On April 7, 2023, Plaintiff advised the court he would not amend and asked the court to enter the final judgment dismissing the complaint. Once the court issues the final judgment, that decision will be appealable to the Second Circuit Court of Appeals.

Table of Contents	Item 8 Index
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
IV. State Opioid Statutes
In April 2018, the State of New York Opioid Stewardship Act (“OSA”) imposed an aggregate $100 million annual surcharge for 2017 and 2018 on all manufacturers and distributors licensed to sell or distribute opioids in New York. Pending resolution of a challenge to the OSA filed by the Healthcare Distribution Alliance (“HDA”), the Company accrued its estimated OSA surcharges as a $50 million provision in “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2021 and in “Other accrued liabilities” in the Consolidated Balance Sheet as of March 31, 2021. In December 2021, after the HDA challenge was dismissed, the Company paid $26 million for the 2017 OSA surcharge assessment. On May 18, 2022, the Company filed a lawsuit in New York state court challenging the constitutionality of the OSA. In November 2022, the Company received a 2018 OSA surcharge assessment of approximately $42 million, and therefore the Company accrued an additional $18 million provision in “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations for the year ended March 31, 2023. On December 14, 2022, the state court ruled that the OSA is constitutional. In December 2022, the Company paid $11 million as the first installment of the 2018 OSA surcharge assessment, and in March 2023, the Company paid another $11 million as the second installment. The Company’s OSA challenge is pending before the New York Supreme Court Appellate Division. The Company reserves its rights and intends to vigorously challenge the OSA and the OSA surcharge assessments.
V. Environmental Matters
Primarily as a result of the operation of the Company’s former chemical businesses, which were fully divested by 1987, the Company is involved in various matters pursuant to environmental laws and regulations. The Company has received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at four sites where it, or entities acquired by it, formerly conducted operations and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites, including soil and groundwater remediation.
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these four sites is $24 million, net of amounts anticipated from third parties. The $24 million is expected to be paid out between April 2023 and March 2053. The Company has accrued $24 million for the estimated probable loss for these environmental matters in its Consolidated Balance Sheet as of March 31, 2023.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liabilities upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. For one such site, the Company was one of multiple recipients of a New Jersey Department of Environmental Protection directive and a separate U.S. Environmental Protection Agency (“EPA”) directive concerning natural resources damages to the Passaic River associated with the Company’s Newark, New Jersey facility. In March 2016, the EPA selected a preferred remedy for this Lower Passaic River site with an estimated cost of approximately $1.4 billion. In December 2022, the Company entered into a Consent Decree with the EPA that is currently pending approval by the U.S. District Court for the District of New Jersey and requires the Company to pay $3 million, which had already been accrued for in the Consolidated Balance Sheets based on past estimated probable loss. Accordingly, the Company’s estimated probable loss at the remaining 13 sites is approximately $23 million, which has been accrued for in the Consolidated Balance Sheets as of March 31, 2023.
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
VII. Antitrust Settlements
Numerous lawsuits have been filed against certain brand pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are typically brought as class actions. The Company has not been named a plaintiff in any of these class action lawsuits, but has been a member of the class of those who purchased directly from the pharmaceutical manufacturers. Some of these class action lawsuits have settled in the past with the Company receiving proceeds, including $129 million, $46 million, and $181 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, which were included in “Cost of sales” in the Consolidated Statements of Operations.
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
18.    Stockholders' Equity (Deficit)
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to participate equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2022, the Company’s quarterly dividend was raised from $0.47 to $0.54 per common share for dividends declared on or after such date by the Board. The Company declared regular cash dividends of $2.09, $1.83, and $1.67 per share for the years ended March 31, 2023, 2022, and 2021, respectively. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, tax implications, restrictions under the Company’s debt obligations, and other market and economic conditions. During the last three fiscal years, the Company’s share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Information regarding share repurchase activity over the last three fiscal years were as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2020			$1,535
Share repurchase authorization increase in fiscal 2021			2,000
Shares repurchased - Open market (3)	4.7	$160.33	(750)
Balance, March 31, 2021			2,785
Shares repurchased - May 2021 ASR	5.2	$193.22	(1,000)
Shares repurchased - Open market	4.6	$217.73	(1,007)
Share repurchase authorization increase in fiscal 2022			4,000
Shares repurchased - February 2022 ASR (4)	4.8	$265.56	(1,500)
Balance, March 31, 2022			3,278
Shares repurchased - February 2022 ASR (4)	0.3	$295.16	—
Shares repurchased - May 2022 ASR	3.1	$321.05	(1,000)
Share repurchase authorization increase in fiscal 2023			4,000
Shares repurchased - December 2022 ASR	2.6	$369.20	(972)
Shares repurchased - Open market (5)	4.7	$363.24	(1,693)
Balance, March 31, 2023			$3,613
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)Of the total dollar value, $8 million was accrued within “Other accrued liabilities” in the Company’s Consolidated Balance Sheet as of March 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, for share repurchases that were executed in late March 2021 and settled in early April 2021.
(4)In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. The Company received 4.8 million shares as the initial share settlement in the fourth quarter of fiscal 2022 based on an initial share purchase price, and in May 2022, it received an additional 0.3 million shares upon the completion of this ASR program.
(5)Of the total dollar value, $27 million was accrued within “Other accrued liabilities” in the Company’s Consolidated Balance Sheet as of March 31, 2023 for share repurchases that were executed in late March 2023 and settled in early April 2023.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Accumulated Other Comprehensive Loss
Information regarding changes in the Company’s accumulated other comprehensive loss by component were as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2020	$(1,780)	$138	$49	$(110)	$(1,703)
Other comprehensive income (loss) before reclassifications	312	(175)	(36)	(2)	99
Amounts reclassified to earnings and other (3)	47	—	—	24	71
Other comprehensive income (loss)	359	(175)	(36)	22	170
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	(60)	(1)	—	8	(53)
Other comprehensive income (loss) attributable to McKesson	419	(174)	(36)	14	223
Balance, March 31, 2021	(1,361)	(36)	13	(96)	(1,480)
Other comprehensive income (loss) before reclassifications	(51)	41	18	31	39
Amounts reclassified to earnings and other (4)	71	(1)	(4)	10	76
Other comprehensive income	20	40	14	41	115
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	5	(6)	—	—	(1)
Other comprehensive income attributable to McKesson	15	46	14	41	116
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—	—	(12)	(170)
Balance, March 31, 2022	(1,504)	10	27	(67)	(1,534)
Other comprehensive income (loss) before reclassifications	(329)	112	10	28	(179)
Amounts reclassified to earnings and other (5)	1,027	(136)	(73)	34	852
Other comprehensive income (loss)	698	(24)	(63)	62	673
Less: amounts attributable to noncontrolling interests	41	—	—	3	44
Other comprehensive income (loss) attributable to McKesson	657	(24)	(63)	59	629
Balance, March 31, 2023	$(847)	$(14)	$(36)	$(8)	$(905)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Europe and Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts before reclassifications recorded in fiscal 2023, fiscal 2022, and fiscal 2021 include gains (losses) of $7 million, $73 million, and $(118) million, respectively, related to net investment hedges from Euro-denominated notes and gains (losses) of $28 million, $(4) million, and $(119) million, respectively, related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit (expense) of $(33) million, $(23) million, and $62 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(3)Primarily includes adjustments for amounts related to the contribution of the Company’s German pharmaceutical wholesale business to a joint venture, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures” and Financial Note 5, “Other Income, Net.” These amounts were included in the fiscal 2021 calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations.
(4)Primarily includes adjustments for amounts related to the sale of the Company’s Austrian business, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations.
(5)Primarily includes adjustments for amounts related to the divestitures of the E.U. disposal group in October 2022, including the impact of amounts previously attributed to the noncontrolling interest in McKesson Europe, and the U.K. disposal group in April 2022, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2023 and fiscal 2022 calculations of charges to remeasure the assets and liabilities of the disposal groups to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Amounts reclassified to earnings and other includes a net income tax impact of $6 million.
19.    Related Party Balances and Transactions
McKesson Europe had investments in pharmacies located across Europe that were accounted for under the equity method. McKesson Europe maintained distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $137 million and $178 million are included in the Consolidated Statements of Operations for the years ended March 31, 2022 and 2021, respectively, and receivables related to these transactions included in the Consolidated Balance Sheet were not material as of March 31, 2022. Predominately all of these pharmacies were divested from the Company in the fourth quarter of fiscal 2022 as part of the completed divestiture of the Company’s Austrian business, and in fiscal 2023 as part of the completed divestitures of the E.U. disposal group and U.K. disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on the Company’s European divestiture activities.
For the years ended March 31, 2022 and 2021, the Company’s pharmaceutical sales to one of its equity method investees in the U.S. Pharmaceutical segment totaled $100 million and $111 million, respectively. During fiscal 2022, the Company’s investment in this investee was no longer accounted for using the equity method and is not considered a related party as of March 31, 2022.
20.    Segments of Business
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
The RxTS segment helps solve medication access, affordability, and adherence challenges for patients by working across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies. RxTS serves our biopharma and life sciences partners, delivering innovative solutions that help people get the medicine they need to live healthier lives. RxTS also offers prescription price transparency, benefit insight, dispensing support services, third-party logistics, and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S.
The International segment includes the Company’s operations in Europe and Canada, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company completed the divestitures of its Austrian business in January 2022, the U.K. disposal group in April 2022, and the E.U. disposal group in October 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information. The Company’s remaining operations in Europe provide distribution and services to wholesale, institutional, and retail customers in Norway where it owns, partners, or franchises with retail pharmacies. The Company’s Canadian operations deliver vital medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Financial information relating to the Company’s reportable operating segments and reconciliations to the consolidated totals was as follows:

	Years Ended March 31,
(In millions)	2023	2022	2021
Segment revenues (1)
U.S. Pharmaceutical	$240,616	$212,149	$189,274
Prescription Technology Solutions	4,387	3,864	2,890
Medical-Surgical Solutions	11,110	11,608	10,099
International	20,598	36,345	35,965
Total revenues	$276,711	$263,966	$238,228

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$3,206	$2,879	$2,763
Prescription Technology Solutions (4)	566	500	395
Medical-Surgical Solutions (5)	1,117	959	707
International (6)	136	(968)	(37)
Subtotal	5,025	3,370	3,828
Corporate expenses, net (7)	(147)	(1,073)	(8,645)
Loss on debt extinguishment (8)	—	(191)	—
Interest expense	(248)	(178)	(217)
Income (loss) from continuing operations before income taxes	$4,630	$1,928	$(5,034)

Segment depreciation and amortization (9)
U.S. Pharmaceutical	$212	$228	$211
Prescription Technology Solutions	77	82	87
Medical-Surgical Solutions	80	129	130
International	115	204	334
Corporate	124	117	125
Total depreciation and amortization	$608	$760	$887

Segment expenditures for long-lived assets (10)
U.S. Pharmaceutical	$154	$137	$246
Prescription Technology Solutions	35	10	22
Medical-Surgical Solutions	117	74	57
International	79	177	212
Corporate	173	137	104
Total expenditures for long-lived assets	$558	$535	$641
(1)Revenues from services on a disaggregated basis represent less than 1% of the U.S. Pharmaceutical segment’s total revenues, less than 40% of the RxTS segment’s total revenues, less than 2% of the Medical-Surgical Solutions segment’s total revenues, and less than 8% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are domestic.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income (expense), net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•cash receipts for the Company’s share of antitrust legal settlements were $129 million, $46 million, and $181 million for the years ended March 31, 2023, 2022, 2021, respectively;
•a charge of $1 million for the year ended March 31, 2023 and credits of $23 million and $38 million for the years ended March 31, 2022 and 2021, respectively, related to the LIFO method of accounting for inventories;

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
•a gain of $142 million for the year ended March 31, 2023 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million, which is reflected within “Other income, net” in the Company’s Consolidated Statement of Operations; and
•charges of $18 million and $50 million for fiscal 2023 and fiscal 2021, respectively, recorded in connection with the Company’s estimated liability under the State of New York’s OSA, as further discussed in Financial Note 17, “Commitments and Contingent Liabilities.”
(4)The Company’s RxTS segment’s operating profit for fiscal 2023 includes restructuring charges of $43 million primarily for severance and employee-related costs, as well as asset impairments and accelerated depreciation. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net” for further information.
(5)The Company’s Medical-Surgical Solutions segment’s operating profit for fiscal 2022 and fiscal 2021 includes inventory charges of $164 million and $136 million, respectively, on certain personal protective equipment and other related products.
(6)The Company’s International segment’s operating profit (loss) includes the following:
•charges of $240 million and $383 million for the years ended March 31, 2023 and 2022, respectively, to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell and, in fiscal 2022, to impair certain assets, including internal-use software that will not be utilized in the future, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•a charge of $1.1 billion for the year ended March 31, 2022 to remeasure the assets and liabilities of the U.K. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•a gain of $59 million for the year ended March 31, 2022 related to the sale of the Company’s Canadian health benefit claims management and plan administrative services business;
•a gain of $42 million for the year ended March 31, 2022 related to the sale of the Company’s previously held 30% interest in its German pharmaceutical wholesale joint venture to WBA. See Financial Note 2, “Business Acquisitions and Divestitures,” and Financial Note 5, “Other Income, Net,” for further details;
•a goodwill impairment charge of $69 million for the year ended March 31, 2021 related to one of the Company’s reporting units in Europe, as discussed in more detail in Financial Note 10, “Goodwill and Intangible Assets, Net;” and
•a long-lived asset impairment charge of $115 million for the year ended March 31, 2021 primarily related to the retail pharmacy businesses in Canada and Europe, as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(7)Corporate expenses, net, includes the following:
•a gain of $126 million for the year ended March 31, 2023 related to a cash payment received for the early termination of a TRA exercised by Change in October 2022 and was recorded within “Other income, net” in the Consolidated Statement of Operations, as discussed in more detail in Financial Note 5, “Other Income, Net;”
•a gain of $306 million in fiscal 2023 and a charge of $55 million in fiscal 2022 primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•a gain of $97 million for the year ended March 31, 2023 from the termination of certain forward starting fixed interest rate swaps, as discussed in more detail in Financial Note 14, “Hedging Activities;”
•a charge of $42 million in fiscal 2022 primarily related to the effect of accumulated other comprehensive loss components from the U.K. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•a credit of $8 million, and charges of $274 million and $8.1 billion for the years ended March 31, 2023, 2022, and 2021, respectively, related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 17, “Commitments and Contingent Liabilities;"
•charges of $36 million, $130 million, and $153 million for the years ended March 31, 2023, 2022, and 2021, respectively, of opioid-related costs, primarily litigation expenses;
•charges of $83 million, $100 million, and $105 million for the years ended March 31, 2023, 2022, and 2021, respectively, for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•a net loss of $36 million, and net gains of $98 million and $133 million for the years ended March 31, 2023, 2022, and 2021, respectively, associated with certain of the Company’s equity investments, as discussed in more detail in Financial Note 15, “Fair Value Measurements;” and
•a net gain of $131 million in fiscal 2021 recorded in connection with insurance proceeds received from the settlement of the shareholder derivative action related to the Company’s controlled substances monitoring program.
(8)Loss on debt extinguishment for fiscal 2022 consists of a charge of $191 million related to the Company’s July 2021 tender offer to redeem a portion of its existing debt, as discussed in more detail in Financial Note 11, “Debt and Financing Activities.”
(9)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
(10)Long-lived assets consist of property, plant, and equipment, net and capitalized software.
Segment assets and long-lived assets by geographic areas were as follows:

	March 31,
(In millions)	2023	2022
Segment assets
U.S. Pharmaceutical	$41,793	$38,346
Prescription Technology Solutions	4,168	3,528
Medical-Surgical Solutions	5,780	5,830
International (1)	6,226	13,717
Corporate	4,353	1,877
Total assets	$62,320	$63,298

Long-lived assets (2)
United States	$2,207	$2,060
Foreign	323	352
Total long-lived assets	$2,530	$2,412
(1)The decrease in assets within the International segment is due to the completed divestitures of the U.K. disposal group in April 2022 and the E.U. disposal group in October 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.
(2)Long-lived assets consist of property, plant, and equipment, net and capitalized software and fiscal 2022 excludes amounts classified as assets held for sale.

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
Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading “Election of Directors” under Item 1 of our Proxy Statement for the calendar year 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Annual Report (the “Proxy Statement”). Information about our executive officers is incorporated by reference from the discussion in Part I of this Annual Report under the heading “Information about our Executive Officers.” Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Experts, is incorporated by reference from the discussion in Item 1 of the Proxy Statement under the heading “The Board, Committees and Meetings,” and in Item 2 of the Proxy Statement under the heading “Audit Committee Report.”
Information about the Code of Conduct applicable to all employees, officers, and directors can be found on our website, www.mckesson.com, under the caption “Investors — Governance.” The Company’s Corporate Governance Guidelines and Charters for the Audit, Compensation and Talent, Compliance, Finance, as well as the Governance and Sustainability Committees can also be found on our website under the same caption.
The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions within four business days after any such amendment or waiver.

McKESSON CORPORATION
Item 11.    Executive Compensation.
Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in the Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Principal Shareholders” in the Proxy Statement.
The following table sets forth information as of March 31, 2023 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4.7 (2)	$154.36	8.6 (3)
Equity compensation plans not approved by security holders	—	$—	—
(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents option and restricted stock unit awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; (iii) the 2013 Stock Plan; and (iv) the 2022 Stock Plan. This amount also includes 2.9 million shares reserved for the potential of maximum payouts of outstanding performance stock units previously granted under the 2013 Stock Plan.
(3)Represents 3.7 million shares available for purchase under the 2000 Employee Stock Purchase Plan and 4.9 million shares available for grant under the 2022 Stock Plan.
The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation and Talent Committee of the Board of Directors, except for the portion of the 2022 Stock Plan, 2013 Stock Plan, and 2005 Stock Plan related to non-employee directors, which is administered by the Board of Directors or its Governance and Sustainability Committee.
2022 Stock Plan: The 2022 Stock Plan was adopted by the Board of Directors on April 27, 2022 and approved by the Company’s stockholders on July 22, 2022. The 2022 Stock Plan permits the grant of awards in the form of stock options, stock appreciation rights, restricted stock (“RS”), restricted stock units (“RSUs”), performance awards (including performance stock units (“PSUs”)), and other share-based awards. The Company has reserved approximately 5.0 million shares for issuance under the 2022 Stock Plan. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, including in respect of the payment of applicable taxes, or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2022 Stock Plan. Shares withheld to satisfy tax obligations relating to the vesting of a full-share award shall be returned to the reserve of shares available for issuance under the 2022 Stock Plan.

McKESSON CORPORATION
2013 Stock Plan: The 2013 Stock Plan was adopted by the Board of Directors on May 22, 2013 and approved by the Company’s stockholders on July 31, 2013. The 2013 Stock Plan permitted the grant of awards in the form of stock options, stock appreciation rights, RS, RSUs, performance-based restricted stock units (“PeRSUs”), performance shares, and other share-based awards. The number of shares reserved for issuance under the 2013 Stock Plan was equal to the sum of (i) 30.0 million shares, (ii) the number of shares reserved but unissued under the 2005 Stock Plan as of the effective date of the 2013 Stock Plan, and (iii) the number of shares that became available for reuse under the 2005 Stock Plan following the effective date of the 2013 Stock Plan. Pursuant to the 2013 Stock Plan, for any one share of common stock issued in connection with an RS, RSU, performance share, or other full-share award, three and one-half shares were deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, including in respect of the payment of applicable taxes, or shares repurchased on the open market with proceeds from the exercise of options were not returned to the reserve of shares available for issuance under the 2013 Stock Plan. Shares withheld to satisfy tax obligations relating to the vesting of a full-share award were returned to the reserve of shares available for issuance under the 2013 Stock Plan. Under the terms of the 2022 Stock Plan and 2013 Stock Plan, the exercise price of stock options is no less than fair market value on the grant date, and options generally have a contractual term of seven years. Options generally become exercisable in four equal annual installments beginning one year after the grant date. The vesting of RS or RSUs is determined by the Compensation and Talent Committee at the time of grant. Awards of RS and RSUs generally vest over three years. The Company’s executive officers and other members of senior management are annually granted PSUs, which have a three-year performance period and are payable in shares without an additional vesting period. The shares previously reserved under the 2013 Stock Plan are no longer available for issuance in connection with the adoption of the 2022 Stock Plan.

Non-employee directors may be granted an award on the date of each annual meeting of stockholders for up to 5,000 RSUs, as determined by the Board of Directors. Such non-employee director award is fully vested on the date of the grant.
2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, RS, RSUs, PeRSUs, performance shares, and other share-based awards. Pursuant to the 2005 Stock Plan, for any one share of common stock issued in connection with an RS, RSU, performance share, or other full-share award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, shares withheld to satisfy tax obligations relating to the vesting of a full-share award or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan. Stock options were granted at no less than fair market value and options granted under the 2005 Stock Plan generally have a contractual term of seven years.
Following the effectiveness of the 2013 Stock Plan, no further shares were made subject to award under the 2005 Stock Plan. Shares reserved but unissued under the 2005 Stock Plan as of the effective date of the 2013 Stock Plan, and shares that became available for reuse under the 2005 Stock Plan following the effectiveness of the 2013 Stock Plan, were available for awards under the 2013 Stock Plan.
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

McKESSON CORPORATION
2000 Employee Stock Purchase Plan (the “ESPP”): The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and other subsidiaries. Currently, 23.1 million shares have been approved by stockholders for issuance under the ESPP. The ESPP is implemented through a continuous series of three-month purchase periods (“Purchase Periods”) during which contributions can be made toward the purchase of common stock under the plan. Each eligible employee may elect to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company’s common stock. The purchase price of each share of the Company’s common stock is 85% of the fair market value of each share on the last day of the applicable Purchase Period. In general, the maximum number of shares of common stock that may be purchased by a participant for each calendar year is determined by dividing $25,000 by the fair market value of one share of common stock on the offering date.
There currently are no equity awards outstanding that were granted under equity plans that were not submitted for approval by the Company’s stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain transactions with directors and management is incorporated by reference from the Proxy Statement under the heading “Related Party Transactions Policy and Transactions with Related Persons.” Information regarding Director independence is incorporated by reference from the Proxy Statement under the heading “Director Independence.” Additional information regarding certain related party balances and transactions is included in the “Financial Review" section of this Annual Report and Financial Note 19, “Related Party Balances and Transactions” to the consolidated financial statements included in this Annual Report.
Item 14.    Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2024” in the Proxy Statement is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15.    Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID: 34)	61

Consolidated Statements of Operations for the years ended March 31, 2023, 2022, and 2021	65

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2023, 2022, and 2021	66

Consolidated Balance Sheets as of March 31, 2023 and 2022	67

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2023, 2022, and 2021	68

Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022, and 2021	69

Financial Notes	70

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	139

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

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2023
Allowances for credit losses	$99	$45	$5	$(35)	$114
Other allowances	52	—	4	(10)	46
	$151	$45	$9	$(45)	$160

Year Ended March 31, 2022
Allowances for credit losses	$211	$29	$(35)	$(106)	$99
Other allowances	50	—	4	(2)	52
	$261	$29	$(31)	$(108)	$151

Year Ended March 31, 2021
Allowances for credit losses	$252	$4	$1	$(46)	$211
Other allowances	30	11	9	—	50
	$282	$15	$10	$(46)	$261

		Years Ended March 31,
		2023	2022	2021
(1)	Deductions:
	Written-off	$(37)	$(106)	$(40)
	Credited to other accounts and other	(8)	(2)	(6)
	Total	$(45)	$(108)	$(46)

(2)	Amounts shown as deductions from current and non-current receivables (current allowances were $158 million, $144 million, and $250 million at March 31, 2023, 2022, and 2021, respectively)	$160	$151	$261

(3)	Primarily represents reclassifications to other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended April 26, 2023	8-K	1-13252	3.1	April 28, 2023
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.5	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.6	Officers’ Certificate, dated as of March 10, 2014, and related Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.7	Officer’s Certificate, dated as of February 17, 2017, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.8	Officer’s Certificate, dated as of February 12, 2018, and related Form of 2026 Euro Note.	8-K	1-13252	4.1	February 13, 2018
4.9	Officer’s Certificate, dated as of February 16, 2018, and related Form of 2028 Note.	8-K	1-13252	4.1	February 21, 2018
4.10	Officer’s Certificate, dated as of November 30, 2018, and Form of 2029 Note.	8-K	1-13252	4.1	November 30, 2018
4.11	Officer’s Certificate, dated as of December 3, 2020, and related Form of 2025 Note.	8-K	1-13252	4.1	December 3, 2020

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.12	Officer’s Certificate, dated as of August 12, 2021, and related Form of 2026 Note.	8-K	1-13252	4.1	August 12, 2021
4.13	Indenture, dated as of February 15, 2023, by and between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee.	8-K	1-13252	4.1	February 15, 2023
4.14	Officer’s Certificate, dated as of February 15, 2023, and related Form of 2026 Note.	8-K	1-13252	4.2	February 15, 2023
4.15†	Description of the Company’s Securities.	—	—	—	—
10.1*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.2*	McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.2	October 30, 2019
10.3*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.4*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.1	October 30, 2019
10.5*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.6*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated April 26, 2022.	10-K	1-13252	10.6	May 9, 2022
10.7*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated effective January 28, 2020.	10-K	1-13252	10.8	May 22, 2020
10.8*	McKesson Corporation Management Incentive Plan, as amended and restated April 26, 2022.	10-K	1-13252	10.8	May 9, 2022
10.9*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective April 26, 2022.	10-K	1-13252	10.9	May 9, 2022
10.10*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.11*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.12*	McKesson Corporation 2013 Stock Plan, effective July 31, 2013.	8-K	1-13252	10.1	August 2, 2013
10.13*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-K	1-13252	10.13	May 9, 2022
10.14*	McKesson Corporation 2022 Stock Plan, effective July 22, 2022.	S-8	333-266356	10.1	July 27, 2022
10.15*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan.	10-Q	1-13252	10.2	August 3, 2022
10.16*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
10.17	Tax Matters Agreement, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC and Change Healthcare Holdings, LLC dated as of March 9, 2020	8-K	1-13252	10.1	March 13, 2020

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.18	Distributor Settlement Agreement related to opioids claims, entered into on February 25, 2022, among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein).	8-K/A	1-6671	10.1	May 3, 2022
10.19	Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto	8-K	1-13252	10.1	November 7, 2022
21†	List of Significant Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	—	—	—	—

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

McKESSON CORPORATION

May 8, 2023	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Brian S. Tyler	/s/ Donald R. Knauss
Brian S. Tyler Chief Executive Officer and Director (Principal Executive Officer)	Donald R. Knauss, Director

/s/ Britt J. Vitalone	/s/ Bradley E. Lerman
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Bradley E. Lerman, Director

/s/ Napoleon B. Rutledge Jr.	/s/ Linda P. Mantia
Napoleon B. Rutledge Jr. Senior Vice President and Controller (Principal Accounting Officer)	Linda P. Mantia, Director

/s/ Richard H. Carmona	/s/ Maria Martinez
Richard H. Carmona, M.D., Director	Maria Martinez, Director

/s/ Dominic J. Caruso	/s/ Susan R. Salka
Dominic J. Caruso, Director	Susan R. Salka, Director

/s/ W. Roy Dunbar	/s/ Kathleen Wilson-Thompson
W. Roy Dunbar, Director	Kathleen Wilson-Thompson, Director

/s/ James H. Hinton
James H. Hinton, Director

May 8, 2023