Form 10-Q
period 2023-06-30
MCKESSON CORP
filed 2023-08-02
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 134,902,380 shares of the issuer’s common stock were outstanding as of June 30, 2023.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues	$74,483	$67,154
Cost of sales	(71,461)	(64,131)
Gross profit	3,022	3,023
Selling, distribution, general, and administrative expenses	(1,870)	(1,959)
Claims and litigation charges, net	—	(5)
Restructuring, impairment, and related charges, net	(52)	(23)
Total operating expenses	(1,922)	(1,987)
Operating income	1,100	1,036
Other income, net	38	15
Interest expense	(47)	(45)
Income from continuing operations before income taxes	1,091	1,006
Income tax expense	(94)	(199)
Income from continuing operations	997	807
Income from discontinued operations, net of tax	—	2
Net income	997	809
Net income attributable to noncontrolling interests	(39)	(41)
Net income attributable to McKesson Corporation	$958	$768

Earnings per common share attributable to McKesson Corporation
Diluted
Continuing operations	$7.02	$5.25
Discontinued operations	—	0.01
Total	$7.02	$5.26
Basic
Continuing operations	$7.07	$5.31
Discontinued operations	—	0.01
Total	$7.07	$5.32

Weighted-average common shares outstanding
Diluted	136.6	145.9
Basic	135.5	144.2

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net income	$997	$809

Other comprehensive income, net of tax
Foreign currency translation adjustments	52	582
Unrealized gains on cash flow and other hedges	7	18
Changes in retirement-related benefit plans	(2)	36
Other comprehensive income, net of tax	57	636

Comprehensive income	1,054	1,445
Comprehensive income attributable to noncontrolling interests	(39)	(91)
Comprehensive income attributable to McKesson Corporation	$1,015	$1,354

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2023	March 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,636	$4,678
Receivables, net	21,860	19,410
Inventories, net	20,510	19,691
Prepaid expenses and other	533	513
Total current assets	45,539	44,292
Property, plant, and equipment, net	2,172	2,177
Operating lease right-of-use assets	1,693	1,635
Goodwill	9,971	9,947
Intangible assets, net	2,221	2,277
Other non-current assets	2,500	1,992
Total assets	$64,096	$62,320

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$43,982	$42,490
Current portion of long-term debt	50	968
Current portion of operating lease liabilities	300	299
Other accrued liabilities	4,090	4,200
Total current liabilities	48,422	47,957
Long-term debt	5,611	4,626
Long-term deferred tax liabilities	1,139	1,387
Long-term operating lease liabilities	1,462	1,402
Long-term litigation liabilities	6,628	6,625
Other non-current liabilities	2,074	1,813
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 278 and 277 shares issued at June 30, 2023 and March 31, 2023, respectively	3	3
Additional paid-in capital	7,824	7,747
Retained earnings	13,182	12,295
Accumulated other comprehensive loss	(848)	(905)
Treasury shares, at cost, 143 and 141 shares at June 30, 2023 and March 31, 2023, respectively	(21,763)	(20,997)
Total McKesson Corporation stockholders’ deficit	(1,602)	(1,857)
Noncontrolling interests	362	367
Total deficit	(1,240)	(1,490)
Total liabilities and deficit	$64,096	$62,320
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	27	—	—	—	(93)	—	(66)
Share-based compensation	—	—	43	—	—	—	—	—	43
Repurchase of common stock	—	—	—	—	—	(2)	(673)	—	(673)
Net income	—	—	—	958	—	—	—	39	997
Other comprehensive income	—	—	—	—	57	—	—	—	57
Cash dividends declared, $0.54 per common share	—	—	—	(73)	—	—	—	—	(73)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Other	—	—	7	2	—	—	—	(5)	4
Balance, June 30, 2023	278	$3	$7,824	$13,182	$(848)	(143)	$(21,763)	$362	$(1,240)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2022	275	$2	$7,275	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	91	—	—	—	(152)	—	(60)
Share-based compensation	—	—	40	—	—	—	—	—	40
Repurchase of common stock	—	—	(56)	—	—	(3)	(944)	—	(1,000)
Net income	—	—	—	768	—	—	—	41	809
Other comprehensive income	—	—	—	—	586	—	—	50	636
Cash dividends declared, $0.47 per common share	—	—	—	(67)	—	—	—	—	(67)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	1	—	—	—	(1)	—
Balance, June 30, 2022	277	$3	$7,350	$9,732	$(948)	(133)	$(18,141)	$532	$(1,472)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$997	$809
Adjustments to reconcile to net cash used in operating activities:
Depreciation	64	61
Amortization	95	87
Long-lived asset impairment charges	28	—
Deferred taxes	(235)	109
Credits associated with last-in, first-out inventory method	32	(13)
Non-cash operating lease expense	58	63
Gain from sales of businesses and investments	(19)	(33)
European businesses held for sale	—	20
Other non-cash items	41	102
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,380)	(1,584)
Inventories	(826)	(955)
Drafts and accounts payable	1,473	1,006
Operating lease liabilities	(80)	(94)
Taxes	236	37
Litigation liabilities	—	(370)
Other	(536)	(186)
Net cash used in operating activities	(1,052)	(941)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(78)	(71)
Capitalized software expenditures	(46)	(29)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	—	(1)
Proceeds from sales of businesses and investments, net	39	240
Other	(64)	(100)
Net cash provided by (used in) investing activities	(149)	39

FINANCING ACTIVITIES
Proceeds from short-term borrowings	65	—
Repayments of short-term borrowings	(65)	—
Proceeds from issuances of long-term debt	991	—
Repayments of long-term debt	(268)	(2)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	(647)	—
Common stock transactions:
Issuances	27	91
Share repurchases	(696)	(1,000)
Dividends paid	(74)	(71)
Other	(176)	(199)
Net cash used in financing activities	(843)	(1,181)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	18
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale	—	470
Net decrease in cash, cash equivalents, and restricted cash	(2,042)	(1,595)
Cash, cash equivalents, and restricted cash at beginning of period	4,679	3,935
Cash, cash equivalents, and restricted cash at end of period	2,637	2,340
Less: Restricted cash at end of period included in Prepaid expenses and other	(1)	(107)
Cash and cash equivalents at end of period	$2,636	$2,233
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” or the “Company,”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Refer to Financial Note 12, “Segments of Business,” for additional information.
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
Net income attributable to noncontrolling interests includes third-party equity interests in the Company’s consolidated entities, including ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC. Net income attributable to noncontrolling interests also included recurring compensation that the Company was obligated to pay to the noncontrolling shareholders of McKesson Europe AG (“McKesson Europe”). The Company’s noncontrolling interest in McKesson Europe was included in the divestiture of certain of the Company’s businesses in the European Union (“E.U.”) in October 2022, which is discussed further in Financial Note 2, “Business Acquisitions and Divestitures.”
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
The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, previously filed with the SEC on May 9, 2023 (the “2023 Annual Report”).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements or related disclosures. The Company will continue to evaluate the full impact of these legislative changes as they are announced and implemented. Refer to Financial Note 11, “Stockholders' Deficit,” for further details regarding excise taxes incurred on the Company’s share repurchases during the three months ended June 30, 2023.
Recently Adopted Accounting Pronouncements
There were no accounting standards adopted by the Company during the three months ended June 30, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of such equity security, and requires additional disclosure requirements. ASU 2022-03 is effective for the Company on a prospective basis for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements or related disclosures.
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
The Company recorded a liability for the contingent consideration at its fair value of $92 million as of the acquisition date. The fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model, utilizing internal cash flow projections which are Level 3 inputs under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The contingent liability will be remeasured to fair value at each reporting date until the liability is settled with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations. During the three months ended June 30, 2023, the Company recognized a fair value adjustment gain of $28 million, which reduced its contingent consideration liability, based on the estimated amount and timing of projected operational and financial information and the probability of achievement of certain performance milestones. As of June 30, 2023 and March 31, 2023, the current portion of $45 million and $83 million, respectively, is included within “Other accrued liabilities” and the long-term portion of $19 million and $9 million, respectively, is included within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets. Recognition of the initial fair value of this contingent consideration was a non-cash investing activity.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date (As Adjusted)
Purchase consideration:
Cash	$600
Contingent consideration	92
Total purchase consideration	$692

Identifiable assets acquired and liabilities assumed:
Current assets	$5
Intangible assets	229
Other non-current assets	3
Current liabilities	(8)
Total identifiable net assets	229
Goodwill	463
Net assets acquired	$692
SCRI Oncology, LLC
On October 31, 2022, the Company completed a transaction with HCA Healthcare, Inc. (“HCA”) to form SCRI Oncology, LLC (“SCRI Oncology”), an oncology research business combining McKesson’s U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”) based in Nashville, Tennessee, to advance cancer care and increase access to oncology clinical research. Upon consummation of the transaction, McKesson owns a 51% controlling interest in the combined business, and the financial results are consolidated by the Company and reported within its U.S. Pharmaceutical segment as of the acquisition date. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $166 million of net cash paid to HCA, which was funded from cash on hand. The transaction was accounted for as a business combination.
The purchase price allocation included acquired identifiable intangible assets of $177 million, primarily representing customer relationships as well as trademarks and trade names with a weighted average amortization period of 17 years, and goodwill of $113 million. Goodwill has been allocated to the Company’s U.S. Pharmaceutical segment, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. Goodwill attributable to the acquisition of $46 million is deductible for tax purposes. The Company recorded noncontrolling interest of $222 million as a component of equity, which includes HCA’s proportionate interest in the identifiable net assets of SCRI at fair value of $202 million and its proportionate interest in the contributed net assets of USOR at carrying value of $20 million. The difference between the fair value of the Company’s acquired interest in SCRI net assets and the $166 million of net cash paid to HCA was recognized as additional paid in capital, as well as the Company’s reduction in ownership interest in USOR net assets.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date (As Adjusted)
Purchase consideration:
Cash	$166
Contribution of USOR	40
Total purchase consideration	$206

Identifiable assets acquired and liabilities assumed:
Receivables	$224
Property, plant, and equipment	22
Operating lease right-of-use assets	31
Intangible assets	177
Current liabilities	(42)
Long-term operating lease liabilities	(29)
Other non-current liabilities	(43)
Total identifiable net assets	340
Noncontrolling interest	(222)
Additional paid-in capital	(25)
Goodwill	113
Net assets acquired	$206
The fair value of the acquired identifiable intangible assets from the acquisitions discussed above were determined by applying the income approach, using a discounted cash flow model in which cash flows anticipated over several periods are discounted to their present value using an appropriate rate that is commensurate with the risk inherent with the transaction. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The amounts presented above are subject to change as the Company’s fair value assessments are finalized. There have been no material changes to the purchase price allocation of these acquisitions since the acquisition date. Pro forma financial information has not been provided as these acquisitions did not have a material impact, individually, or in the aggregate, to the Company’s consolidated results of operations.
Divestitures
European Divestiture Activities
In July 2021, the Company announced its intention to exit its businesses in Europe. On October 31, 2022, the Company completed its previously announced transaction to sell certain of its businesses in the European Union (“E.U.”) located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. During the three months ended June 30, 2022, the Company recorded a gain of $12 million to remeasure the E.U. disposal group to fair value less costs to sell which was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statement of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
At June 30, 2023 and March 31, 2023, the Company had no assets or liabilities related to these European divestiture activities that met the criteria for classification as held for sale. Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.
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
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $52 million and $23 million for the three months ended June 30, 2023 and 2022, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
Restructuring Initiatives
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. The Company anticipates total charges of approximately $125 million across its RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. Of this amount, $96 million of charges were recorded to date. For the three months ended June 30, 2023, the Company recorded charges of $36 million related to this program, which primarily includes real estate and other related asset impairments and facility costs within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
Restructuring, impairment, and related charges, net for the three months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30, 2023
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions (1)	Medical-Surgical Solutions	International	Corporate (1)	Total
Severance and employee-related costs, net	$1	$—	$—	$—	$1	$2
Exit and other-related costs (2)	1	2	2	5	12	22
Asset impairments and accelerated depreciation	—	—	—	1	27	28
Total	$2	$2	$2	$6	$40	$52
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
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the three months ended June 30, 2023:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2023 (1)	$15	$26	$3	$13	$35	$92
Restructuring, impairment, and related charges, net	2	2	2	6	40	52
Non-cash charges	—	—	—	(1)	(27)	(28)
Cash payments	(5)	(13)	(2)	(2)	(15)	(37)
Other (2)	—	—	—	(5)	—	(5)
Balance, June 30, 2023 (3)	$12	$15	$3	$11	$33	$74
(1)As of March 31, 2023, the total reserve balance was $92 million, of which $66 million was recorded in “Other accrued liabilities” and $26 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments and transfers to certain other liabilities.
(3)As of June 30, 2023, the total reserve balance was $74 million, of which $44 million was recorded in “Other accrued liabilities” and $30 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense related to continuing operations was as follows:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Income tax expense	$94	$199
Reported income tax rate	8.6%	19.8%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended June 30, 2023, the Company repatriated certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction. The recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result of this repatriation, and in accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, a net discrete tax benefit of $147 million was recognized in the first quarter of fiscal 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the three months ended June 30, 2022, the Company recognized a net discrete tax benefit of $45 million primarily related to the tax impact of share-based compensation.
As of June 30, 2023, the Company had $1.4 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2016 through the current fiscal year.
During the fourth quarter of fiscal 2023, the Internal Revenue Service (“IRS”) communicated proposed adjustments to taxable income reported in the Company’s fiscal 2018 and fiscal 2019 U.S. Federal Corporate Income Tax returns. The adjustments would increase the Company’s federal income tax liability in the range of $600 million to $700 million. The Company disagrees with the proposed adjustments and intends to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. During the first quarter of fiscal 2024, the Company filed a formal protest with the IRS. The Company does not anticipate a final resolution of these matters until fiscal 2026 or after. Although the final resolution of these matters is uncertain, the Company believes in the merits of its tax positions and believes that it has adequately reserved for any adjustments to the provision of income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax and interest could have a material adverse effect on the Company’s financial position, results of operations, and cash flows in future periods.
5.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than 1.0 million of potentially dilutive securities for the three months ended June 30, 2023 and 2022 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,
(In millions, except per share amounts)	2023	2022
Income from continuing operations	$997	$807
Net income attributable to noncontrolling interests	(39)	(41)
Income from continuing operations attributable to McKesson Corporation	958	766
Income from discontinued operations, net of tax	—	2
Net income attributable to McKesson Corporation	$958	$768

Weighted-average common shares outstanding:
Basic	135.5	144.2
Effect of dilutive securities:
Stock options	0.2	0.3
Restricted stock units (1)	0.9	1.4
Diluted	136.6	145.9

Earnings per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$7.02	$5.25
Discontinued operations	—	0.01
Total	$7.02	$5.26
Basic
Continuing operations	$7.07	$5.31
Discontinued operations	—	0.01
Total	$7.07	$5.32
(1)Includes dilutive effect from restricted stock units and performance-based stock units.
(2)Certain computations may reflect rounding adjustments.
6.    Goodwill and Intangible Assets, Net
Goodwill
The Company evaluates goodwill for impairment on an annual basis in the first fiscal quarter, and more frequently if indicators for potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. The annual impairment testing performed in fiscal 2024 and fiscal 2023 did not indicate any impairment of goodwill.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2023	$4,050	$2,005	$2,453	$1,439	$9,947
Foreign currency translation adjustments, net	—	—	—	29	29
Other adjustments (2)	(5)	—	—	—	(5)
Balance, June 30, 2023	$4,045	$2,005	$2,453	$1,468	$9,971
(1)The goodwill balance allocated to the U.S. Pharmaceutical segment related to McKesson Europe’s Celesio AG acquisition no longer reflects foreign currency translation adjustments as its functional currency was changed from Euros to U.S. dollars with the completion of the sale of the E.U. disposal group.
(2)Includes purchase price allocation adjustments related to the formation of SCRI Oncology, which is discussed in Financial Note 2, “Business Acquisitions and Divestitures.”
Intangible Assets
Information regarding intangible assets was as follows:

	June 30, 2023				March 31, 2023
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	12	$2,984	$(1,801)	$1,183	$2,971	$(1,765)	$1,206
Service agreements	10	1,141	(641)	500	1,137	(623)	514
Trademarks and trade names	12	843	(446)	397	833	(430)	403
Technology	11	264	(133)	131	264	(129)	135
Other	6	184	(174)	10	193	(174)	19
Total		$5,416	$(3,195)	$2,221	$5,398	$(3,121)	$2,277
All intangible assets were subject to amortization as of June 30, 2023 and March 31, 2023. Amortization expense of intangible assets was $62 million and $56 million for the three months ended June 30, 2023 and 2022, respectively. Estimated amortization expense of the assets listed in the table above is as follows: $185 million, $240 million, $208 million, $202 million, and $198 million for the remainder of fiscal 2024 and each of the succeeding years through fiscal 2028, respectively, and $1.2 billion thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	June 30, 2023	March 31, 2023
U.S. Dollar notes (1) (2)
3.80% Notes due March 15, 2024	$—	$918
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	499	499
1.30% Notes due August 15, 2026	499	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	—
4.75% Notes due May 30, 2029	196	196
5.10% Notes due July 15, 2033	596	—
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	653	649
1.63% Euro Notes due October 30, 2026	545	542
3.13% Sterling Notes due February 17, 2029	571	555

Lease and other obligations	237	271
Total debt	5,661	5,594
Less: Current portion	50	968
Total long-term debt	$5,611	$4,626
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At June 30, 2023 and March 31, 2023, $5.7 billion and $5.6 billion, respectively, of total debt was outstanding, of which $50 million and $968 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
Notes Offerings
On June 15, 2023, the Company completed a public offering of 4.90% Notes due July 15, 2028 in a principal amount of $400 million (the “2028 Notes”) and a public offering of 5.10% Notes due July 15, 2033 in a principal amount of $600 million (the “2033 Notes” and, together with the 2028 Notes, the “Notes”). Interest on the Notes is payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2024. Proceeds received from the issuance of the Notes, net of discounts and offering expenses, were $397 million for the 2028 Notes and $592 million for the 2033 Notes. The Company utilized a portion of the net proceeds from the offerings of the Notes to fund the purchase price payable with respect to the portion of the Company’s then outstanding 3.80% Notes due March 15, 2024 (the “2024 Notes”) that was validly tendered and accepted for purchase pursuant to the Concurrent Tender Offer (as defined below) and to effect the satisfaction and discharge of the remaining portion of the 2024 Notes, all of which is described further below. The remaining net proceeds from the offerings of the Notes is available for general corporate purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Each series of the Notes is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing, and future unsecured and unsubordinated indebtedness that may be outstanding from time-to-time. The Notes are governed by an indenture and officers’ certificate that are materially similar to those of other series of notes issued by the Company. Upon at least 10 days’ and not more than 60 days’ notice to holders of the applicable series of the Notes, the Company may redeem either series of the Notes for cash in whole, at any time, or in part, from time to time, at redemption prices that include accrued and unpaid interest and a make-whole premium before a specified date, and at par plus accrued and unpaid interest thereafter until maturity, each as specified in the indenture and the officers’ certificate. If there were to occur both (1) a change of control of the Company and (2) a downgrade of the applicable series of the Notes below an investment grade rating by each of the Ratings Agencies (as defined in the officers’ certificate) within a specified period, then the Company would be required to make an offer to purchase those Notes at a price equal to 101% of the then outstanding principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for the Notes, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indenture also contains customary events of default provisions.
Concurrent Tender Offer
On June 16, 2023, the Company completed a cash tender offer for any and all of its then outstanding 2024 Notes, which was made concurrently with the offerings of the Notes (the “Concurrent Tender Offer”). The Company paid an aggregate consideration of $268 million in the Concurrent Tender Offer to repurchase $271 million principal amount of the 2024 Notes at a repurchase price equal to 98.75% of the principal amount plus accrued and unpaid interest. The repurchase of the 2024 Notes accepted for purchase in the Concurrent Tender Offer was accounted for as a debt extinguishment.
Satisfaction and Discharge of the 2024 Notes
On June 16, 2023, after completing the Concurrent Tender Offer, the Company irrevocably deposited with the trustee under the indenture governing the 2024 Notes (the “2024 Notes Indenture”) U.S. government obligations in an amount sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it becomes due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date. The U.S. government obligations were purchased using a portion of the net proceeds from the offerings of the Notes. After the deposit of such funds with the trustee, the Company’s obligations under the 2024 Notes Indenture with respect to the 2024 Notes were satisfied and discharged and the transaction was accounted for as a debt extinguishment.
The total gain recognized on the debt extinguishments described above for the three months ended June 30, 2023 was $9 million and included within “Interest expense” in the Company’s Condensed Consolidated Statement of Operations.
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility is scheduled to mature in November 2027. The 2022 Credit Facility replaced the Company’s previous syndicated $4.0 billion five-year senior unsecured credit facility, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), which was scheduled to mature in September 2024. The 2020 Credit Facility was terminated in connection with the execution of the 2022 Credit Facility. There were no borrowings under the 2020 Credit Facility during the three months ended June 30, 2022, and no amounts outstanding at the time of its termination. There were no borrowings under the 2022 Credit Facility during the three months ended June 30, 2023 and no amounts outstanding at June 30, 2023. At June 30, 2023, the Company was in compliance with all covenants under the 2022 Credit Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the three months ended June 30, 2023, the Company borrowed and repaid $65 million under the program. During the three months ended June 30, 2022, there were no material borrowings under the program. At June 30, 2023 and March 31, 2023, there were no commercial paper notes outstanding.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Hedging Activities
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
Non-Derivative Instruments Designated as Hedges
Prior to the divestiture of the E.U. disposal group, the Company had €1.1 billion of Euro-denominated notes designated as non-derivative net investment hedges. These hedges were utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that were designated as net investment hedges and met effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates were recorded as foreign currency translation adjustments in “Accumulated other comprehensive loss” where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency denominated notes designated as net investment hedges were ineffective, changes in carrying value attributable to the change in spot rates were recorded in earnings.
In connection with the divestiture of the E.U. disposal group in October 2022, the Euro-denominated notes described above were de-designated as net investment hedges.
In connection with the sale of the U.K. disposal group in April 2022, the Company reclassified $26 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2022. This amount related to the Company’s £450 million of British pound sterling-denominated notes, which were previously accounted for as net investment hedges until de-designated in fiscal 2020, and was included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,
(In millions)	2023	2022
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes	$—	$64
(1)There was no ineffectiveness in these hedges for the three months ended June 30, 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Derivative Instruments
At June 30, 2023 and March 31, 2023, the notional amounts of the Company’s outstanding derivatives were as follows:

			June 30, 2023		March 31, 2023
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Nov-24 to Mar-25	C$	1,500	C$	1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (5)	USD	Feb-26 to Sep-29		$1,250		$1,250

Derivatives designated as cash flow hedges: (2)
Cross-currency swaps (3)	CAD	Jan-24	C$	400	C$	400
Fixed interest rate swaps (6)	USD	Jun-23		$—		$450
(1)The maturity date reflected is for outstanding derivatives as of June 30, 2023.
(2)There was no ineffectiveness in these hedges for the three months ended June 30, 2023 and 2022.
(3)The Company agreed with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts.
(4)Represents cross-currency fixed-to-fixed interest rate swaps to mitigate the foreign currency exchange fluctuations on its foreign currency-denominated notes.
(5)Represents fixed-to-floating interest rate swaps to hedge the changes in fair value caused by fluctuations in the benchmark interest rates.
(6)The Company entered into agreements with financial institutions to lock into the fixed benchmark interest rates for future bond issuance, which were terminated during the first quarter of fiscal 2024 as discussed further below.
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
Fair Value Hedges
The Company uses cross-currency swaps to hedge the changes in the fair value of its foreign currency notes resulting from changes in benchmark interest rates and foreign currency exchange rates. The changes in the fair value of these derivatives and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from the changes in the Company’s fair value hedges recorded in earnings were largely offset by the losses recorded in earnings on the hedged item. For components excluded from the assessment of hedge effectiveness, the initial value of the excluded component is recognized in accumulated other comprehensive loss and then released into earnings over the life of the hedging instrument. The difference between the change in the fair value of the excluded component and the amount amortized into earnings during the period is recorded in other comprehensive income (loss).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency rates and also enters into forward contracts to hedge the variability of future benchmark interest rates on planned bond issuances. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material for the three months ended June 30, 2023 and 2022.
The Company entered into forward-starting fixed interest rate swaps designated as cash flow hedges in fiscal 2023 with a notional amount of $450 million, and in the first quarter of fiscal 2024 with a notional amount of $50 million, to hedge the variability of future benchmark interest rates on a planned bond issuance. On June 15, 2023, the Company completed a public offering of the 2033 Notes, at which point the $500 million cash flow hedges were terminated and the proceeds are amortized to interest expense over the life of the 2033 Notes, or 10 years. Refer to Financial Note 7, “Debt and Financing Activities,” for additional information on the public offering of the 2033 Notes.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company did not have any outstanding derivative instruments not designated as hedges during the periods presented.
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,
(In millions)	2023	2022
Derivatives designated as net investment hedges:
Cross-currency swaps	$(20)	$12

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$(6)	$(2)
Fixed interest rate swaps	16	27
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	June 30, 2023			March 31, 2023
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$—	$2	$301	$5	$—	$301
Cross-currency swaps (non-current)	Other non-current assets/liabilities	84	12	2,760	74	2	2,760
Interest rate swaps (non-current)	Other non-current assets/liabilities	—	39	1,250	1	15	1,700
Total		$84	$53		$80	$17
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2023 and March 31, 2023 included investments in money market funds of $806 million and $1.4 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of the Company’s interest rate swaps and cross-currency swaps were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 8, “Hedging Activities,” for fair values and other information on the Company’s derivatives.
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $237 million at June 30, 2023 and March 31, 2023. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs. The net realized and unrealized gains as well as impairment charges related to these investments are included within “Other income, net” in the Condensed Consolidated Statements of Operations and were not material for the three months ended June 30, 2023 and 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as a result of charges to remeasure assets classified as held for sale to fair value less costs to sell.
At June 30, 2023 and March 31, 2023, the contingent consideration liability related to the Company’s acquisition of RxSS in November 2022 was measured at fair value on a nonrecurring basis. Refer to Financial Note 2, “Business Acquisitions and Divestitures," for more information on this transaction.
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2023 and March 31, 2023.
Other Fair Value Disclosures
At June 30, 2023 and March 31, 2023, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, short-term borrowings, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	June 30, 2023		March 31, 2023
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,661	$5,335	$5,594	$5,386
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
10.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2023 Annual Report, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company and its affiliates have been sued as defendants in many cases asserting claims related to distribution of controlled substances. They have been named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers, and retail pharmacies. The plaintiffs in these actions have included state attorneys general, county and municipal governments, school districts, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. These actions have been filed in state and federal courts throughout the U.S., and in Puerto Rico and Canada. They have sought monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws, and other statutes. Because of the many uncertainties associated with opioid-related litigation matters, the Company is not able to conclude that a liability is probable or provide a reasonable estimate for the range of ultimate possible loss for opioid-related litigation matters other than those for which an accrual is described below.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $1.0 billion as of June 30, 2023, and additionally will pay the Settling Governmental Entities up to approximately $6.8 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $42 million as of June 30, 2023, and additionally will pay approximately $132 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $38 million as of June 30, 2023, and additionally will pay approximately $114 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
Some other state and local governmental subdivisions did not participate in the Settlement, including certain municipal governments, government hospitals, school districts, and government-affiliated third-party payors. The Company contends that those subdivisions’ claims are foreclosed by the Settlement or other dispositive defenses, but the subdivisions contend that their claims are not foreclosed. The City of Baltimore, Maryland, is one such subdivision, and a trial of its claims is scheduled to begin September 26, 2024. An accrual for the remaining governmental subdivision claims is reflected in the total estimated liability for opioid-related claims in a manner consistent with how Settlement amounts were allocated to Settling Governmental Entities.
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $56 million as of June 30, 2023, and additionally will pay approximately $140 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
The Company’s estimated accrued liability for the opioid-related claims of U.S. governmental entities, including Native American tribes, was as follows:

(In millions)	June 30, 2023	March 31, 2023
Current litigation liabilities (1)	$545	$548
Long-term litigation liabilities	6,628	6,625
Total litigation liabilities	$7,173	$7,173
(1)These amounts, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the three months ended June 30, 2023, the Company made no payments associated with the Settlement and the separate settlement agreements for opioid-related claims discussed above. In July 2023, the Company made payments totaling $529 million associated with the Settlement and separate settlement agreements.
Non-Governmental Plaintiff Claims
The Company is also a defendant in approximately 400 opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above or in the charges recorded by the Company.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Canadian Plaintiff Claims
The Company and its Canadian affiliate are also defendants in four opioid-related cases pending in Canada. These cases involve the claims of the provincial governments, a group representing indigenous people, as well as one case brought by an individual.
Defense of Opioids Claims
The Company believes it has valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and it intends to mount a vigorous defense in such matters. Other than the settlement agreements and the U.S. governmental subdivision claims described above, the Company has not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
II. Other Litigation and Claims
On December 12, 2018, the Company received a purported class action complaint in the United States District Court for the Northern District of California, alleging that McKesson and two of its former officers, CEO John Hammergren and CFO James Beer, violated the Securities Exchange Act of 1934 by reporting profits and revenues from 2013 until early 2017 that were false and misleading, due to an alleged undisclosed conspiracy to fix the prices of generic drugs. Evanston Police Pension Fund v. McKesson Corporation, No. 3:18-06525. In October 2022, the parties reached an agreement in principle to settle this class action lawsuit for an amount covered in full by the Company’s insurance policy. This settlement does not include any admission of liability, and defendants expressly deny wrongdoing. The Company’s estimated probable loss, entirely offset by probable loss recovery from the Company’s insurers, was $141 million, both of which were recognized in the Condensed Consolidated Balance Sheet as of September 30, 2022 within “Other accrued liabilities” and “Prepaid expenses and other.” In February 2023, the insurance carriers funded the settlement, and the probable loss and loss recovery of $141 million have been reversed in the Consolidated Balance Sheet as of March 31, 2023. On July 14, 2023, the court granted the motion for final approval of the settlement.
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the U.S., 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The U.S. and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. On May 5, 2022, the district court granted the Company’s motion to dismiss the complaint, but granted the plaintiff leave to amend the complaint. The relator filed the second amended complaint on June 7, 2022, which was dismissed on March 28, 2023. On April 26, 2023, the relator filed a notice of appeal to the United States Court of Appeals for the Second Circuit.
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
11.    Stockholders' Deficit
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to participate equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2023, the quarterly dividend was raised from $0.54 to $0.62 per share of common stock for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, legal requirements, and other factors.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock. The Company may effect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, tax implications, restrictions under the Company’s debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Effective January 1, 2023, the Company’s repurchase of McKesson’s common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes are not reflected in the Company’s remaining authorization for the repurchase of McKesson’s common stock.
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
During the three months ended June 30, 2023, the Company repurchased 1.8 million of the Company’s shares of common stock for $673 million through open market transactions at an average price per share of $379.14. Of the total dollar value, $4 million was accrued within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet for excise taxes incurred during the three months ended June 30, 2023. As of March 31, 2023, the Company had $27 million accrued within “Other accrued liabilities” for share repurchases that were executed in late March 2023, which settled in early April 2023. There were no open market share repurchases during the three months ended June 30, 2022.
The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2023 was $2.9 billion. In July 2023, the Board approved an increase of $6.0 billion in the authorization for repurchase of McKesson’s common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended June 30, 2023 and 2022 were as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(847)	$(14)		$(36)	$(8)	$(905)
Other comprehensive income (loss) before reclassifications	67	(15)	⁽²⁾	7	(2)	57
Amounts reclassified to earnings and other	—	—		—	—	—
Other comprehensive income (loss)	67	(15)		7	(2)	57
Less: amounts attributable to noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	67	(15)		7	(2)	57
Balance, June 30, 2023	$(780)	$(29)		$(29)	$(10)	$(848)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2023 include losses of $20 million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $5 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(1,504)	$10		$27	$(67)	$(1,534)
Other comprehensive income (loss) before reclassifications	(176)	45	⁽²⁾	18	12	(101)
Amounts reclassified to earnings and other (3)	730	(17)		—	24	737
Other comprehensive income	554	28		18	36	636
Less: amounts attributable to noncontrolling interests	47	—		—	3	50
Other comprehensive income attributable to McKesson	507	28		18	33	586
Balance, June 30, 2022	$(997)	$38		$45	$(34)	$(948)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2022 include gains of $64 million related to net investment hedges from Euro-denominated notes and gains of $12 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $31 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(3)Primarily included adjustments for amounts related to the sale of the U.K. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
12.    Segments of Business
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
The U.S. Pharmaceutical segment distributes branded, generic, specialty, biosimilar and over-the-counter pharmaceutical drugs, and other healthcare-related products in the U.S. This segment provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services.
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
The International segment includes the Company’s operations in Canada and Europe, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies. The Company completed the divestitures of the U.K. disposal group in April 2022 and the E.U. disposal group in October 2022, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.” The Company’s remaining operations in Europe provide distribution and services to wholesale, institutional, and retail customers in Norway where it owns, partners, or franchises with retail pharmacies.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended June 30,
(In millions)	2023	2022
Segment revenues (1)
U.S. Pharmaceutical	$67,160	$56,947
Prescription Technology Solutions	1,244	1,066
Medical-Surgical Solutions	2,611	2,592
International	3,468	6,549
Total revenues	$74,483	$67,154

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$827	$696
Prescription Technology Solutions (4)	231	144
Medical-Surgical Solutions	227	256
International (5)	57	(6)
Subtotal	1,342	1,090
Corporate expenses, net (6)	(204)	(39)
Interest expense	(47)	(45)
Income from continuing operations before income taxes	$1,091	$1,006
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, less than 37% of the RxTS segment’s total revenues, less than 1% of the Medical-Surgical Solutions segment’s total revenues, and less than 1% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•cash receipts for the Company’s share of antitrust legal settlements of $118 million for the three months ended June 30, 2023; and
•a charge of $32 million and a credit of $13 million related to the last-in, first-out (“LIFO”) method of accounting for inventories for the three months ended June 30, 2023 and 2022, respectively.
(4)The Company’s RxTS segment’s operating profit for the three months ended June 30, 2023 includes a fair value adjustment gain of $28 million, which reduced the Company’s contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(5)The Company’s International segment’s operating loss for the three months ended June 30, 2022 includes charges of $94 million to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(6)Corporate expenses, net includes the following:
•restructuring charges of $40 million for the three months ended June 30, 2023 for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;” and
•a gain of $106 million for the three months ended June 30, 2022 primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us,” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Quarterly Report”) and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 previously filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2023 (“2023 Annual Report”).
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following summarizes our four reportable segments. Refer to Financial Note 12, “Segments of Business,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information regarding our reportable segments.
•U.S. Pharmaceutical is a reportable segment that distributes branded, generic, specialty, biosimilar, and over-the-counter pharmaceutical drugs, and other healthcare-related products in the United States (“U.S.”). This segment also provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services.
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
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers in the U.S., including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S.
•International is a reportable segment that includes our operations in Canada and Europe, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our operations in Canada deliver medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health pharmacies. During fiscal 2023, we completed transactions to sell certain of our businesses in the European Union (“E.U. disposal group”), and our retail and distribution businesses in the United Kingdom (“U.K. disposal group”). Our remaining operations in Europe provide distribution and services to wholesale, institutional, and retail customers in Norway where we own, partner, or franchise with retail pharmacies. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information regarding these divestiture transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended June 30, 2023:
•For the three months ended June 30, 2023 compared to the prior year, revenues increased by 11%, gross profit was flat, total operating expenses decreased by 3%, and other income, net increased by $23 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation increased to $7.02 from $5.25 in the three months ended June 30, 2023 compared to the prior year period;
•For the three months ended June 30, 2023, we recognized a net discrete tax benefit of $147 million related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions;
•For the three months ended June 30, 2023, we received $118 million related to our share of antitrust settlements. This amount was recorded as a gain within "Cost of sales" in the Condensed Consolidated Statement of Operations within our U.S. Pharmaceutical segment;
•On June 15, 2023, we completed a public offering of 4.90% Notes due June 15, 2028 in a principal amount of $400 million and 5.10% Notes due July 15, 2033 in a principal amount of $600 million, for proceeds received, net of discounts and offering expenses, of $397 million and $592 million, respectively. A portion of the net proceeds from these offerings was utilized to fund the repurchase of our 3.80% Notes due March 15, 2024 (the “2024 Notes”) discussed below, while the remaining net proceeds is available for general corporate purposes;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•On June 16, 2023, we completed a cash tender offer for any and all of our 2024 Notes with a principal amount of $918 million. Using a portion of the net proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million of principal amount of the 2024 Notes plus any accrued and unpaid interest;
•Following the consummation of the cash tender offer discussed above, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it becomes due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date. Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information;
•We returned $770 million of cash to shareholders during the three months ended June 30, 2023 through $696 million of common stock repurchases through open market transactions and $74 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2023 was $2.9 billion; and
•In July 2023, our Board of Directors (the “Board”) approved an increase of $6.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend from $0.54 to $0.62 per share of common stock.
Trends and Uncertainties:
Legislative Developments
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. Based on our ongoing assessment, we do not anticipate that this guidance will have a material impact on our consolidated financial statements or related disclosures; however, we will continue to evaluate the full impact of these legislative changes as they are announced and implemented. Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further details regarding excise taxes incurred on our share repurchases during the three months ended June 30, 2023.
COVID-19
The U.S. federal government and World Health Organization suspended their respective public health emergencies in regards to the SARS-CoV-2 coronavirus (“COVID-19”) in May 2023. We have experienced a decrease in revenues and operating profit within our U.S. Pharmaceutical segment from COVID-19 vaccine distribution, and within our Medical-Surgical Solutions segment from COVID-19 tests and the assembly and distribution of ancillary supply kits needed to administer COVID-19 vaccines. These decreases were driven by a decline in demand and we anticipate these decreases to persist throughout fiscal 2024. The impacts of these programs and COVID-19 tests were not material to revenues and operating profit for the three months ended June 30, 2023. For additional disclosure of trends and uncertainties due to COVID-19, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2023 Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 10, “Commitments and Contingent Liabilities,” to the financial statements accompanying this Quarterly Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. The plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. The Company believes it has valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and it intends to mount a vigorous defense. Other than as to the settlement agreements and the U.S. governmental subdivision claims described in Financial Note 10, the Company has not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations. Our total estimated liability for opioid-related claims was $7.2 billion as of June 30, 2023, of which $545 million was included in “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet. In July 2023, the Company made payments totaling $529 million associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes.
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended June 30,
	2023	2022	Change
Revenues	$74,483	$67,154	11%
Gross profit	3,022	3,023	—
Gross profit margin	4.06%	4.50%	(44)	bp
Total operating expenses	$(1,922)	$(1,987)	(3)%
Total operating expenses as a percentage of revenues	2.58%	2.96%	(38)	bp
Other income, net	$38	$15	153%
Interest expense	(47)	(45)	4
Income from continuing operations before income taxes	1,091	1,006	8
Income tax expense	(94)	(199)	(53)
Reported income tax rate	8.6%	19.8%	(1,120)	bp
Income from continuing operations	$997	$807	24%
Income from discontinued operations, net of tax	—	2	(100)
Net income	997	809	23
Net income attributable to noncontrolling interests	(39)	(41)	(5)
Net income attributable to McKesson Corporation	$958	$768	25%

Diluted earnings per common share attributable to McKesson Corporation
Continuing operations	$7.02	$5.25	34%
Discontinued operations	—	0.01	(100)
Total	$7.02	$5.26	33%

Weighted-average diluted common shares outstanding	136.6	145.9	(6)%
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three months ended June 30, 2023 compared to the same prior year period largely due to market growth in our U.S. Pharmaceutical segment, including higher volumes from retail national account customers and growth in specialty pharmaceuticals. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was partially offset by lower revenues in our International segment driven by the completed divestiture of our E.U. disposal group and unfavorable effects of foreign currency exchange fluctuations.
Gross Profit
Gross profit was flat for the three months ended June 30, 2023 compared to the same prior year period primarily driven by the completed divestiture of our E.U. disposal group and unfavorable effects of foreign currency exchange fluctuations in our International segment, partially offset by our share of antitrust settlements received in the first quarter of fiscal 2024, growth of specialty pharmaceuticals and increased contributions from our generics programs in our U.S. Pharmaceutical segment, and increased volumes with new and existing customers in our RxTS segment.
For the three months ended June 30, 2023, we recognized a gain of $118 million related to our share of antitrust settlements. We recognized this amount within "Cost of sales" in the Condensed Consolidated Statement of Operations within our U.S. Pharmaceutical segment.
A last-in, first-out (“LIFO”) inventory charge of $32 million and a credit of $13 million were recognized during the three months ended June 30, 2023 and 2022, respectively. A LIFO charge in the first quarter of fiscal 2024 compared a LIFO credit in the same prior year period was primarily due to higher estimated brand inflation and higher brand inventory levels as well as lower estimated generics deflation, partially offset by higher estimated off patent launch activity.
Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO adjustment is based on our estimates of the annual LIFO credit which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO adjustment. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three months ended June 30, 2023 and 2022 is as follows:
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in millions)	2023	2022	Change
Selling, distribution, general, and administrative expenses	$1,870	$1,959	(5)%
Claims and litigation charges, net	—	5	(100)
Restructuring, impairment, and related charges, net	52	23	126
Total operating expenses	$1,922	$1,987	(3)%
Percent of revenues	2.58%	2.96%	(38)	bp
bp - basis points
For the three months ended June 30, 2023, total operating expenses and total operating expenses as a percentage of revenues decreased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A for the three months ended June 30, 2023 reflects lower operating expenses due to the completed divestiture of our E.U. disposal group in fiscal 2023;
•Claims and litigation charges, net was not material. Refer to the Opioid-Related Litigation and Claims section of "Trends and Uncertainties" for further discussion;
•Restructuring, impairment, and related charges, net for three months ended June 30, 2023 and 2022 were $52 million and $23 million, respectively, as discussed in more detail below under “Restructuring Initiatives;” and
•Total operating expenses were favorably impacted by foreign currency exchange fluctuations for the three months ended June 30, 2023 and 2022.
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2024 and fiscal 2023 did not indicate any impairment of goodwill and no goodwill impairment charges were recorded during the three months ended June 30, 2023 and 2022. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $52 million and $23 million for the three months ended June 30, 2023 and 2022, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. We anticipate total charges of approximately $125 million across our RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. Of this amount, $96 million of charges were recorded to date. For the three months ended June 30, 2023, we recorded charges of $36 million related to this program, which primarily includes real estate and other related asset impairments and facility costs within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other Income, Net
Other income, net increased for the three months ended June 30, 2023 compared to the same prior year period primarily due to a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year period.
Interest Expense
Interest expense increased for the three months ended June 30, 2023 compared to the same prior year period primarily due to the impact of higher interest rates on our derivative portfolio, partially offset by a $9 million gain on debt extinguishment in the first quarter of fiscal 2024, as discussed in more detail in Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $94 million and $199 million, respectively. Our reported income tax rates were 8.6% and 19.8% for the three months ended June 30, 2023 and 2022, respectively. Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions, and discrete tax benefits recognized in the quarters, including a net discrete tax benefit of $147 million recognized in the first quarter of fiscal 2024 related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, was $2 million for the three months ended June 30, 2022. Subsequent to our divestiture of the E.U. disposal group in October 2022, we no longer have discontinued operations.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2023 and 2022 primarily represents the proportionate results of third-party equity interests in the Company’s consolidated entities of ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. For the three months ended June 30, 2023, net income attributable to noncontrolling interests also includes the proportionate results of third-party equity interest in SCRI Oncology, LLC.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $958 million and $768 million for the three months ended June 30, 2023 and 2022, respectively. Diluted earnings per common share attributable to McKesson Corporation was $7.02 and $5.26 for the three months ended June 30, 2023 and 2022, respectively. Our diluted earnings per share reflects the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 136.6 million and 145.9 million for the three months ended June 30, 2023 and 2022, respectively. Weighted-average diluted shares outstanding for the three months ended June 30, 2023 decreased from the same prior year period primarily due to the cumulative effect of share repurchases.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022	Change
Segment revenues
U.S. Pharmaceutical	$67,160	$56,947	18%
Prescription Technology Solutions	1,244	1,066	17
Medical-Surgical Solutions	2,611	2,592	1
International	3,468	6,549	(47)
Total revenues	$74,483	$67,154	11%
U.S. Pharmaceutical
Three Months Ended June 30, 2023 vs. 2022
U.S. Pharmaceutical revenues for the three months ended June 30, 2023 increased $10.2 billion or 18% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $9.6 billion and sales to specialty practices and other increased $613 million. Overall, these increases were primarily due to market growth, including higher volumes from retail national account customers, growth in specialty pharmaceuticals, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended June 30, 2023 vs. 2022
RxTS revenues for the three months ended June 30, 2023 increased $178 million or 17% compared to the same prior year period due to increased volume with new and existing customers primarily in our third-party logistics and wholesale distribution services, as well as higher technology service revenues.
Medical-Surgical Solutions
Three Months Ended June 30, 2023 vs. 2022
Medical-Surgical Solutions revenues for the three months ended June 30, 2023 increased $19 million or 1% compared to the same prior year period. Within the segment, sales to extended care customers increased $76 million, and sales to primary care customers decreased $4 million. The decrease in our primary care business was driven by lower sales of COVID-19 tests, largely offset by underlying core business growth. Other sales declined $53 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
Three Months Ended June 30, 2023 vs. 2022
International revenues for the three months ended June 30, 2023 decreased $3.1 billion or 47% compared to the same prior year period which included unfavorable effects of foreign currency exchange fluctuations of $199 million. Within the segment, sales in Europe declined by $3.1 billion largely due to the completed divestiture of our E.U. disposal group in the third quarter of fiscal 2023, partially offset by increased sales in Canada of $238 million primarily driven by higher pharmaceutical distribution volumes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$827	$696	19%
Prescription Technology Solutions (3)	231	144	60
Medical-Surgical Solutions	227	256	(11)
International (4)	57	(6)	—
Subtotal	1,342	1,090	23
Corporate expenses, net (5)	(204)	(39)	423
Interest expense	(47)	(45)	4
Income from continuing operations before income taxes	$1,091	$1,006	8%

Segment operating profit (loss) margin
U.S. Pharmaceutical	1.23%	1.22%	1	bp
Prescription Technology Solutions	18.57	13.51	506
Medical-Surgical Solutions	8.69	9.88	(119)
International	1.64	(0.09)	173
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•cash receipts for our share of antitrust legal settlements of $118 million for the three months ended June 30, 2023; and
•a charge of $32 million and a credit of $13 million related to the LIFO method of accounting for inventories for the three months ended June 30, 2023 and 2022, respectively.
(3)Operating profit for our RxTS segment for the three months ended June 30, 2023 includes a fair value adjustment gain of $28 million which reduced our contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(4)Operating loss for our International segment includes charges of $94 million for the three months ended June 30, 2022 to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(5)Corporate expenses, net includes the following:
•restructuring charges of $40 million for the three months ended June 30, 2023 for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•a gain of $106 million for the three months ended June 30, 2022 primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended June 30, 2023 vs. 2022
Operating profit for this segment increased for the three months ended June 30, 2023 compared to the same prior year period primarily due to an increase from net cash proceeds received of $118 million representing our share of antitrust legal settlements and growth in specialty pharmaceuticals, partially offset by a LIFO charge in the first quarter of fiscal 2024 compared to a credit in the same prior year period.
Prescription Technology Solutions
Three Months Ended June 30, 2023 vs. 2022
Operating profit for this segment increased for the three months ended June 30, 2023 compared to the same prior year period driven by increased volumes with new and existing customers due to growth in our access solutions, primarily related to electronic prior authorization services.
Medical-Surgical Solutions
Three Months Ended June 30, 2023 vs. 2022
Operating profit for this segment decreased for the three months ended June 30, 2023 compared to the same prior year period due to a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and higher employee-related expenses to support core business growth, partially offset by growth in extended care and our core primary care businesses.
International
Three Months Ended June 30, 2023 vs. 2022
Operating profit for this segment for the three months ended June 30, 2023 compared to an operating loss in the same prior year period was primarily as a result of remeasurement charges recorded in the prior year related to the E.U. disposal group, partially offset by lower contributions from the European operations divested in fiscal 2023.
Corporate Expenses, Net
Three Months Ended June 30, 2023 vs. 2022
Corporate expenses, net increased for the three months ended June 30, 2023 compared to the same prior year period primarily as a result of remeasurement gains recorded in the prior year related to the E.U. disposal group, and higher restructuring charges recorded in fiscal 2024. This was partially offset by a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year period.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At June 30, 2023, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(1,052)	$(941)	$(111)
Investing activities	(149)	39	(188)
Financing activities	(843)	(1,181)	338
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	18	(16)
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale (1)	—	470	(470)
Net change in cash, cash equivalents, and restricted cash	$(2,042)	$(1,595)	$(447)
(1)The fiscal 2023 change reflects a reversal of cash, cash equivalents, and restricted cash previously classified as assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities.
Operating Activities
Operating activities used cash of $1.1 billion and $941 million during the three months ended June 30, 2023 and 2022, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the three months ended June 30, 2023 were affected by net income of $1.0 billion, adjusted for non-cash items, as well as increases in receivables of $2.4 billion, drafts and accounts payable of $1.5 billion, and inventories of $826 million, all primarily driven by higher revenues and timing.
Operating activities for the three months ended June 30, 2022 were affected by net income of $809 million, adjusted for non-cash items, as well as increases in receivables of $1.6 billion, drafts and accounts payable of $1.0 billion, and inventory of $955 million, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $370 million primarily driven by payments made during the first quarter of fiscal 2023 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, as discussed in more detail in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report .
Investing Activities
Investing activities used cash of $149 million and provided cash of $39 million during the three months ended June 30, 2023 and 2022, respectively. Investing activities for the three months ended June 30, 2023 and 2022 includes $124 million and $100 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the three months ended June 30, 2022 also includes proceeds from sales of businesses and investments of $240 million, primarily due to the completed divestiture of our U.K. disposal group in April 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities used cash of $843 million and $1.2 billion during the three months ended June 30, 2023 and 2022, respectively. On June 15, 2023, we completed a public offering of 4.90% Notes due June 15, 2028 in a principal amount of $400 million and 5.10% Notes due July 15, 2033 in a principal amount of $600 million, for proceeds received, net of discounts and offering expenses, of $397 million and $592 million, respectively. A portion of the net proceeds from these notes was utilized to fund the repurchase of our 2024 Notes discussed below, while the remaining net proceeds is available for general corporate purposes.
On June 16, 2023, we completed a cash tender offer for any and all of our 2024 Notes with a principal amount of $918 million. Using a portion of the proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million principal amount of the 2024 Notes. Following the consummation of this tender offer, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it becomes due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date.
Financing activities for the three months ended June 30, 2023 and 2022 includes $696 million and $1.0 billion of cash paid for share repurchases, respectively, as well as $74 million and $71 million of cash paid for dividends, respectively.
Cash used for other financing activities generally includes the cash value of shares surrendered for tax withholding and payments to noncontrolling interests.
Share Repurchase Plans
The Board has authorized the repurchase of McKesson’s common stock. We may effect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Effective January 1, 2023, the Company’s repurchase of McKesson’s common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes are not reflected in the Company’s remaining authorization for the repurchase of McKesson’s common stock.
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
During the three months ended June 30, 2023, we repurchased 1.8 million of the Company’s shares of common stock for $673 million through open market transactions at an average price per share of $379.14. Of the total dollar value, $4 million was accrued within “Other non-current liabilities” in our Condensed Consolidated Balance Sheet for excise taxes incurred during the three months ended June 30, 2023. As of March 31, 2023, we had $27 million accrued within “Other accrued liabilities” for share repurchases that were executed in late March 2023, which settled in early April 2023. There were no open market share repurchases during the three months ended June 30, 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2023 was $2.9 billion. In July 2023, the Board approved an increase of $6.0 billion in the authorization for repurchase of McKesson’s common stock.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2023	March 31, 2023
Cash, cash equivalents, and restricted cash	$2,637	$4,679
Working capital	(2,883)	(3,665)
Debt to capital ratio (1)	115.4%	120.5%
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
Our cash and cash equivalents balance as of June 30, 2023 and March 31, 2023 included approximately $616 million and $1.3 billion of cash held by our subsidiaries outside of the U.S., respectively. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, inventories, and prepaid expenses, net of drafts and accounts payable, current portion of long-term debt, current portion of operating lease liabilities, and other accrued liabilities. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital increased at June 30, 2023 compared to March 31, 2023 primarily due to an increase in receivables, net and inventories, driven by higher revenues and timing, and a decrease in the current portion of long-term debt largely funded by an issuance of long-term debt in the first quarter of 2024. These were partially offset by a decrease in cash and cash equivalents and increase in drafts and accounts payable driven by the aforementioned increased revenues and timing.
Our debt to capital ratio decreased for the three months ended June 30, 2023 due to net income attributable to McKesson for the quarter and issuance of new long-term debt, partially offset by share repurchases and dividend payments as well as repayments of long-term debt.
In July 2023, we raised our quarterly dividend from $0.54 to $0.62 per share of common stock for dividends declared on or after such date by the Board. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $7.2 billion as of June 30, 2023 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
We believe that our future operating cash flow, financial assets, and access to capital and credit markets, including our credit facilities, give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that an increase in volatility or disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2023 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
AVAILABLE INFORMATION
We routinely post on our company website, and via our social media channels, information that may be material to investors, including details and updates to information disclosed elsewhere, which may include business developments, earnings and financial performance, sustainability matters, and materials for presentations to investors and financial analysts. Investors are encouraged to monitor our website www.mckesson.com. Interested parties can sign up on our website, including our Investor Relations site, to receive automated e-mail alerts, such as via RSS newsfeed, when we post certain information. Interested parties can also follow our social media feed @McKesson on Twitter. The content on any website or social media channel is not incorporated by reference into this report, unless expressly noted otherwise.

McKESSON CORPORATION

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Item 4.Controls and Procedures.
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

McKESSON CORPORATION
PART II—OTHER INFORMATION

Item 1.Legal Proceedings.
The information set forth in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, is incorporated herein by reference. Disclosure of an environmental proceeding with a governmental agency generally is included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.

Item 1A.Risk Factors.
Other than factual updates discussed in this Quarterly Report on Form 10-Q, there have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I of Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our Board of Directors has authorized the repurchase of McKesson’s common stock. We may effect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions.
Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three months ended June 30, 2023 and 2022.
The following table provides information on the Company’s share repurchases during the three months ended June 30, 2023:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1, 2023 – April 30, 2023	0.7	$363.11	0.7	$3,361
May 1, 2023 – May 31, 2023	0.5	378.52	0.5	3,158
June 1, 2023 – June 30, 2023	0.6	393.22	0.6	2,944
Total	1.8		1.8
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share and the remaining authorization outstanding for repurchases of the Company’s common stock excludes $4 million of excise taxes incurred on share repurchases for the three months ended June 30, 2023.
(3)In July 2022, the Board authorized the Company to repurchase up to an additional $4.0 billion of its shares of common stock. The authorization has no expiration date.
In July 2023, the Board approved an increase of $6.0 billion in the authorization for repurchase of McKesson’s common stock.

McKESSON CORPORATION

Item 3.Defaults Upon Senior Securities.
None.

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
None.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description

4.1
Officer’s Certificate, dated as of June 15, 2023, and related Form of 2028 Note and Form of 2033 Note (Exhibit 4.1, 4.2, and 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2023, File No. 1-13252).

10.1†*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan.

10.2†*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 23, 2023.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

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

MCKESSON CORPORATION

Date:	August 2, 2023	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	August 2, 2023	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller