Form 10-Q
period 2023-09-30
MCKESSON CORP
filed 2023-11-02
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 133,062,485 shares of the issuer’s common stock were outstanding as of September 30, 2023.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues	$77,215	$70,157	$151,698	$137,311
Cost of sales	(74,146)	(67,062)	(145,607)	(131,193)
Gross profit	3,069	3,095	6,091	6,118
Selling, distribution, general, and administrative expenses	(2,092)	(1,950)	(3,962)	(3,909)
Claims and litigation charges, net	2	9	2	4
Restructuring, impairment, and related charges, net	(28)	(30)	(80)	(53)
Total operating expenses	(2,118)	(1,971)	(4,040)	(3,958)
Operating income	951	1,124	2,051	2,160
Other income, net	26	175	64	190
Interest expense	(61)	(55)	(108)	(100)
Income from continuing operations before income taxes	916	1,244	2,007	2,250
Income tax expense	(213)	(271)	(307)	(470)
Income from continuing operations	703	973	1,700	1,780
Loss from discontinued operations, net of tax	—	(6)	—	(4)
Net income	703	967	1,700	1,776
Net income attributable to noncontrolling interests	(39)	(41)	(78)	(82)
Net income attributable to McKesson Corporation	$664	$926	$1,622	$1,694

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$4.92	$6.46	$11.95	$11.71
Discontinued operations	—	(0.04)	—	(0.03)
Total	$4.92	$6.42	$11.95	$11.68
Basic
Continuing operations	$4.95	$6.51	$12.03	$11.81
Discontinued operations	—	(0.04)	—	(0.02)
Total	$4.95	$6.47	$12.03	$11.79

Weighted-average common shares outstanding
Diluted	134.8	144.1	135.7	145.0
Basic	134.1	143.1	134.8	143.7

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$703	$967	$1,700	$1,776

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(64)	(192)	(12)	390
Unrealized gains on cash flow and other hedges	25	18	32	36
Changes in retirement-related benefit plans	—	2	(2)	38
Other comprehensive income (loss), net of tax	(39)	(172)	18	464

Comprehensive income	664	795	1,718	2,240
Comprehensive income attributable to noncontrolling interests	(39)	(35)	(78)	(126)
Comprehensive income attributable to McKesson Corporation	$625	$760	$1,640	$2,114

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,524	$4,678
Receivables, net	22,494	19,410
Inventories, net	21,945	19,691
Prepaid expenses and other	568	513
Total current assets	47,531	44,292
Property, plant, and equipment, net	2,171	2,177
Operating lease right-of-use assets	1,680	1,635
Goodwill	9,934	9,947
Intangible assets, net	2,142	2,277
Other non-current assets	2,633	1,992
Total assets	$66,091	$62,320

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$46,795	$42,490
Current portion of long-term debt	49	968
Current portion of operating lease liabilities	296	299
Other accrued liabilities	4,007	4,200
Total current liabilities	51,147	47,957
Long-term debt	5,535	4,626
Long-term deferred tax liabilities	1,112	1,387
Long-term operating lease liabilities	1,436	1,402
Long-term litigation liabilities	6,128	6,625
Other non-current liabilities	2,197	1,813
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 278 and 277 shares issued at September 30, 2023 and March 31, 2023, respectively	3	3
Additional paid-in capital	7,899	7,747
Retained earnings	13,761	12,295
Accumulated other comprehensive loss	(887)	(905)
Treasury shares, at cost, 145 and 141 shares at September 30, 2023 and March 31, 2023, respectively	(22,604)	(20,997)
Total McKesson Corporation stockholders’ deficit	(1,828)	(1,857)
Noncontrolling interests	364	367
Total deficit	(1,464)	(1,490)
Total liabilities and deficit	$66,091	$62,320
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2023	278	$3	$7,824	$13,182	$(848)	(143)	$(21,763)	$362	$(1,240)
Issuance of shares under employee plans, net of forfeitures	—	—	27	—	—	—	(1)	—	26
Share-based compensation	—	—	48	—	—	—	—	—	48
Repurchase of common stock	—	—	—	—	—	(2)	(840)	—	(840)
Net income	—	—	—	664	—	—	—	39	703
Other comprehensive loss	—	—	—	—	(39)	—	—	—	(39)
Cash dividends declared, $0.62 per common share	—	—	—	(84)	—	—	—	—	(84)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	(1)	—	—	—	1	—
Balance, September 30, 2023	278	$3	$7,899	$13,761	$(887)	(145)	$(22,604)	$364	$(1,464)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2022	277	$3	$7,350	$9,732	$(948)	(133)	$(18,141)	$532	$(1,472)
Issuance of shares under employee plans, net of forfeitures	—	—	36	—	—	—	(2)	—	34
Share-based compensation	—	—	46	—	—	—	—	—	46
Repurchase of common stock	—	—	177	—	—	(2)	(701)	—	(524)
Net income	—	—	—	926	—	—	—	41	967
Other comprehensive loss	—	—	—	—	(166)	—	—	(6)	(172)
Cash dividends declared, $0.54 per common share	—	—	—	(78)	—	—	—	—	(78)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	(1)	—	—	—	(6)	(7)
Balance, September 30, 2022	277	$3	$7,609	$10,579	$(1,114)	(135)	$(18,844)	$518	$(1,249)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	54	—	—	—	(94)	—	(40)
Share-based compensation	—	—	91	—	—	—	—	—	91
Repurchase of common stock	—	—	—	—	—	(4)	(1,513)	—	(1,513)
Net income	—	—	—	1,622	—	—	—	78	1,700
Other comprehensive income	—	—	—	—	18	—	—	—	18
Cash dividends declared, $1.16 per common share	—	—	—	(157)	—	—	—	—	(157)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Other	—	—	7	1	—	—	—	(4)	4
Balance, September 30, 2023	278	$3	$7,899	$13,761	$(887)	(145)	$(22,604)	$364	$(1,464)

	Six Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2022	275	$2	$7,275	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	127	—	—	—	(154)	—	(26)
Share-based compensation	—	—	86	—	—	—	—	—	86
Repurchase of common stock	—	—	121	—	—	(5)	(1,645)	—	(1,524)
Net income	—	—	—	1,694	—	—	—	82	1,776
Other comprehensive income	—	—	—	—	420	—	—	44	464
Cash dividends declared, $1.01 per common share	—	—	—	(145)	—	—	—	—	(145)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(4)	(4)
Other	—	—	—	—	—	—	—	(7)	(7)
Balance, September 30, 2022	277	$3	$7,609	$10,579	$(1,114)	(135)	$(18,844)	$518	$(1,249)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,700	$1,776
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	129	124
Amortization	187	175
Long-lived asset impairment charges	28	11
Deferred taxes	(271)	170
Charges (credits) associated with last-in, first-out inventory method	87	(36)
Non-cash operating lease expense	122	126
Gain from sales of businesses and investments	(16)	(148)
European businesses held for sale	—	(35)
Other non-cash items	314	157
Changes in assets and liabilities, net of acquisitions:
Receivables	(3,207)	(1,883)
Inventories	(2,349)	(1,453)
Drafts and accounts payable	4,307	2,292
Operating lease liabilities	(166)	(174)
Taxes	(76)	82
Litigation liabilities	(529)	(915)
Other	(347)	(103)
Net cash provided by (used in) operating activities	(87)	166

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(153)	(157)
Capitalized software expenditures	(111)	(65)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	—	(23)
Proceeds from sales of businesses and investments, net	50	496
Other	(101)	(135)
Net cash provided by (used in) investing activities	(315)	116

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,000	100
Repayments of short-term borrowings	(2,000)	(100)
Proceeds from issuances of long-term debt	991	—
Repayments of long-term debt	(271)	(4)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	(647)	—
Common stock transactions:
Issuances	54	127
Share repurchases	(1,505)	(1,484)
Dividends paid	(149)	(139)
Other	(225)	(253)
Net cash used in financing activities	(1,752)	(1,753)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	24
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale	—	470
Net decrease in cash, cash equivalents, and restricted cash	(2,155)	(977)
Cash, cash equivalents, and restricted cash at beginning of period	4,679	3,935
Cash, cash equivalents, and restricted cash at end of period	2,524	2,958
Less: Restricted cash at end of period included in Prepaid expenses and other	—	(42)
Cash and cash equivalents at end of period	$2,524	$2,916
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
The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, previously filed with the SEC on May 9, 2023 (the “2023 Annual Report”).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. The Company does not anticipate that this legislation will have a material impact on its consolidated financial statements or related disclosures; however the Company continues to evaluate the impact of these legislative changes. Refer to Financial Note 11, “Stockholders' Deficit,” for further details regarding excise taxes incurred on the Company’s share repurchases during the three and six months ended September 30, 2023.
Recently Adopted Accounting Pronouncements
There were no accounting standards adopted by the Company during the six months ended September 30, 2023.
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
The Company recorded a liability for the contingent consideration at its fair value of $92 million as of the acquisition date. The fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model, utilizing internal cash flow projections which are Level 3 inputs under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The contingent consideration liability will be remeasured to fair value at each reporting date until the liability is settled with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended September 30, 2023, the Company recognized fair value adjustment gains of $48 million and $76 million, respectively, which reduced its contingent consideration liability, based on the estimated amount and timing of projected operational and financial information and the probability of achievement of performance milestones. As of September 30, 2023 and March 31, 2023, the current portion of the contingent consideration liability of $15 million and $83 million, respectively, is included within “Other accrued liabilities” and the long-term portion of $1 million and $9 million, respectively, is included within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets. Recognition of the initial fair value of this contingent consideration was a non-cash investing activity.
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
Divestitures
European Divestiture Activities
In July 2021, the Company announced its intention to exit its businesses in Europe. On October 31, 2022, the Company completed its previously announced transaction to sell certain of its businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. During the three and six months ended September 30, 2022, the Company recorded gains of $23 million and $35 million, respectively, to remeasure the E.U. disposal group to fair value less costs to sell which was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
At September 30, 2023 and March 31, 2023, the Company had no assets or liabilities related to these European divestiture activities that met the criteria for classification as held for sale. Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.
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
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $28 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $80 million and $53 million for the six months ended September 30, 2023 and 2022, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
Restructuring Initiatives
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. The Company anticipates total charges of approximately $125 million across its RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. Of this amount, $99 million of cumulative charges were recorded through September 30, 2023. For the three and six months ended September 30, 2023, the Company recorded charges of $3 million and $39 million related to this program, respectively, which primarily includes real estate and other related asset impairments and facility costs within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
Restructuring, impairment, and related charges, net for the three months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30, 2023
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions (1)	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$8	$—	$—	$2	$—	$10
Exit and other-related costs (2)	1	3	4	4	6	18
Asset impairments and accelerated depreciation	—	—	—	—	—	—
Total	$9	$3	$4	$6	$6	$28
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
Restructuring, impairment, and related charges, net, for the six months ended September 30, 2023 and 2022 consisted of the following:

	Six Months Ended September 30, 2023
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions (1)	Medical-Surgical Solutions	International	Corporate (1)	Total
Severance and employee-related costs, net	$9	$—	$—	$2	$1	$12
Exit and other-related costs (2)	2	5	6	9	18	40
Asset impairments and accelerated depreciation	—	—	—	1	27	28
Total	$11	$5	$6	$12	$46	$80
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the six months ended September 30, 2023:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2023 (1)	$15	$26	$3	$13	$35	$92
Restructuring, impairment, and related charges, net	11	5	6	12	46	80
Non-cash charges	—	—	—	(1)	(27)	(28)
Cash payments	(10)	(26)	(6)	(3)	(23)	(68)
Other (2)	—	—	—	(10)	—	(10)
Balance, September 30, 2023 (3)	$16	$5	$3	$11	$31	$66
(1)As of March 31, 2023, the total reserve balance was $92 million, of which $66 million was recorded in “Other accrued liabilities” and $26 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments and transfers to certain other liabilities.
(3)As of September 30, 2023, the total reserve balance was $66 million, of which $32 million was recorded in “Other accrued liabilities” and $34 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense related to continuing operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Income tax expense	$213	$271	$307	$470
Reported income tax rate	23.3%	21.8%	15.3%	20.9%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended September 30, 2023, the Company recognized a net discrete tax expense of $12 million primarily related to interest expense accrued on unrecognized tax benefits, and recognized a net discrete tax benefit of $16 million primarily related to increased tax credits during the three months ended September 30, 2022. During the six months ended September 30, 2023, the Company repatriated certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction. The recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result of this repatriation, and in accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, a net discrete tax benefit of $147 million was recognized during the six months ended September 30, 2023. During the six months ended September 30, 2022, the Company recognized a net discrete tax benefit primarily related to the tax impact of share-based compensation of $53 million.
As of September 30, 2023, the Company had $1.4 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2016 through the current fiscal year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
5.    Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings (loss) per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three and six months ended September 30, 2023 and 2022 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Income from continuing operations	$703	$973	$1,700	$1,780
Net income attributable to noncontrolling interests	(39)	(41)	(78)	(82)
Income from continuing operations attributable to McKesson Corporation	664	932	1,622	1,698
Loss from discontinued operations, net of tax	—	(6)	—	(4)
Net income attributable to McKesson Corporation	$664	$926	$1,622	$1,694

Weighted-average common shares outstanding:
Basic	134.1	143.1	134.8	143.7
Effect of dilutive securities:
Stock options	0.2	0.2	0.2	0.3
Restricted stock units (1)	0.5	0.8	0.7	1.0
Diluted	134.8	144.1	135.7	145.0

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$4.92	$6.46	$11.95	$11.71
Discontinued operations	—	(0.04)	—	(0.03)
Total	$4.92	$6.42	$11.95	$11.68
Basic
Continuing operations	$4.95	$6.51	$12.03	$11.81
Discontinued operations	—	(0.04)	—	(0.02)
Total	$4.95	$6.47	$12.03	$11.79

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2023	$4,050	$2,005	$2,453	$1,439	$9,947
Foreign currency translation adjustments, net	—	—	—	(6)	(6)
Other adjustments (2)	(7)	—	—	—	(7)
Balance, September 30, 2023	$4,043	$2,005	$2,453	$1,433	$9,934
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
Intangible Assets
Information regarding intangible assets was as follows:

	September 30, 2023				March 31, 2023
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$2,970	$(1,823)	$1,147	$2,971	$(1,765)	$1,206
Service agreements	10	1,135	(654)	481	1,137	(623)	514
Trademarks and trade names	12	831	(453)	378	833	(430)	403
Technology	10	264	(137)	127	264	(129)	135
Other	6	184	(175)	9	193	(174)	19
Total		$5,384	$(3,242)	$2,142	$5,398	$(3,121)	$2,277
All intangible assets were subject to amortization as of September 30, 2023 and March 31, 2023. Amortization expense of intangible assets was $62 million and $57 million for the three months ended September 30, 2023 and 2022, respectively, and $124 million and $113 million for the six months ended September 30, 2023 and 2022, respectively. Estimated amortization expense of the assets listed in the table above is as follows: $122 million, $239 million, $207 million, $201 million, and $196 million for the remainder of fiscal 2024 and each of the succeeding years through fiscal 2028, respectively, and $1.2 billion thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	September 30, 2023	March 31, 2023
U.S. Dollar notes (1) (2)
3.80% Notes due March 15, 2024	$—	$918
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	499	499
1.30% Notes due August 15, 2026	499	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	—
4.75% Notes due May 30, 2029	196	196
5.10% Notes due July 15, 2033	596	—
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	633	649
1.63% Euro Notes due October 30, 2026	529	542
3.13% Sterling Notes due February 17, 2029	549	555

Lease and other obligations	218	271
Total debt	5,584	5,594
Less: Current portion	49	968
Total long-term debt	$5,535	$4,626
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At September 30, 2023 and March 31, 2023, $5.6 billion of total debt was outstanding, of which $49 million and $968 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
Notes Offerings
On June 15, 2023, the Company completed a public offering of 4.90% Notes due July 15, 2028 in a principal amount of $400 million (the “2028 Notes”) and a public offering of 5.10% Notes due July 15, 2033 in a principal amount of $600 million (the “2033 Notes” and, together with the 2028 Notes, the “Notes”). Interest on the Notes is payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2024. Proceeds received from the issuance of the Notes, net of discounts and offering expenses, were $397 million for the 2028 Notes and $592 million for the 2033 Notes. The Company utilized a portion of the net proceeds from the offerings of the Notes to fund the purchase price payable with respect to the portion of the Company’s then outstanding 3.80% Notes due March 15, 2024 (the “2024 Notes”) that was validly tendered and accepted for purchase pursuant to the Concurrent Tender Offer (as defined below) and to effect the satisfaction and discharge of the remaining portion of the 2024 Notes, all of which is described further below. The remaining net proceeds from the offerings of the Notes was available for general corporate purposes.

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
The total gain recognized on the debt extinguishments described above for the six months ended September 30, 2023 was $9 million and included within “Interest expense” in the Company’s Condensed Consolidated Statement of Operations.
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion five-year senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility is scheduled to mature in November 2027. The 2022 Credit Facility replaced the Company’s previous syndicated $4.0 billion five-year senior unsecured credit facility, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), which was scheduled to mature in September 2024. The 2020 Credit Facility was terminated in connection with the execution of the 2022 Credit Facility. There were no borrowings under the 2020 Credit Facility during the six months ended September 30, 2022, and no amounts outstanding at the time of its termination. There were no borrowings under the 2022 Credit Facility during the six months ended September 30, 2023 and no amounts outstanding at September 30, 2023. At September 30, 2023, the Company was in compliance with all covenants under the 2022 Credit Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the six months ended September 30, 2023, the Company borrowed and repaid $2.0 billion under the program. During the six months ended September 30, 2022, the Company borrowed and repaid $100 million under the program. At September 30, 2023 and March 31, 2023, there were no commercial paper notes outstanding.

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
In connection with the sale of the U.K. disposal group in April 2022, the Company reclassified $26 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statement of Operations for the six months ended September 30, 2022. This amount related to the Company’s £450 million of British pound sterling-denominated notes, which were previously accounted for as net investment hedges until de-designated in fiscal 2020, and was included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2023	2022	2023	2022
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes	$—	$75	$—	$139
(1)There was no ineffectiveness in these hedges for the three and six months ended September 30, 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Derivative Instruments
At September 30, 2023 and March 31, 2023, the notional amounts of the Company’s outstanding derivatives were as follows:

			September 30, 2023		March 31, 2023
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Nov-24 to Mar-25	C$	1,500	C$	1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (5)	USD	Feb-26 to Sep-29		$1,250		$1,250

Derivatives designated as cash flow hedges: (2)
Cross-currency swaps (3)	CAD	Jan-24	C$	400	C$	400
Fixed interest rate swaps (6)	USD	Jun-23		$—		$450
(1)The maturity date reflected is for outstanding derivatives as of September 30, 2023.
(2)There was no ineffectiveness in these hedges for the three and six months ended September 30, 2023 and 2022.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency rates and also enters into forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material for the three and six months ended September 30, 2023 and 2022.
The Company entered into forward-starting fixed interest rate swaps designated as cash flow hedges in fiscal 2023 with a notional amount of $450 million, and in the first quarter of fiscal 2024 with a notional amount of $50 million, to hedge the variability of future benchmark interest rates on a planned bond issuance. On June 15, 2023, the Company completed a public offering of the 2033 Notes, at which point the $500 million cash flow hedges were terminated and the proceeds will be amortized to interest expense over the life of the 2033 Notes, or 10 years. Refer to Financial Note 7, “Debt and Financing Activities,” for additional information on the public offering of the 2033 Notes.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2023	2022	2023	2022
Derivatives designated as net investment hedges:
Cross-currency swaps	$27	$21	$7	$33

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$33	$(3)	$27	$(5)
Fixed interest rate swaps	—	28	16	55
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	September 30, 2023			March 31, 2023
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other	$6	$—	$301	$5	$—	$301
Cross-currency swaps (non-current)	Other non-current assets/liabilities	73	1	2,760	74	2	2,760
Interest rate swaps (non-current)	Other non-current assets/liabilities	—	51	1,250	1	15	1,700
Total		$79	$52		$80	$17
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2023 and March 31, 2023 included investments in money market funds of $645 million and $1.4 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $222 million and $237 million at September 30, 2023 and March 31, 2023, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs. The net realized and unrealized gains and losses as well as impairment charges related to these investments are included within “Other income, net” in the Condensed Consolidated Statements of Operations and were not material for the three and six months ended September 30, 2023 and 2022.

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
At September 30, 2023 and March 31, 2023, the contingent consideration liability related to the Company’s acquisition of RxSS in November 2022 was measured at fair value on a nonrecurring basis. Refer to Financial Note 2, “Business Acquisitions and Divestitures," for more information on this transaction.
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2023 and March 31, 2023.
Other Fair Value Disclosures
At September 30, 2023 and March 31, 2023, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, short-term borrowings, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	September 30, 2023		March 31, 2023
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,584	$5,268	$5,594	$5,386
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $1.5 billion as of September 30, 2023, and additionally will pay the Settling Governmental Entities up to approximately $6.3 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Under the Settlement, the Distributors will establish a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $61 million as of September 30, 2023, and additionally will pay approximately $113 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $38 million as of September 30, 2023, and additionally will pay approximately $114 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $84 million as of September 30, 2023, and additionally will pay approximately $112 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
The Company’s estimated accrued liability for the opioid-related claims of U.S. governmental entities, including Native American tribes, was as follows:

(In millions)	September 30, 2023	March 31, 2023
Current litigation liabilities (1)	$516	$548
Long-term litigation liabilities	6,128	6,625
Total litigation liabilities	$6,644	$7,173
(1)These amounts, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the six months ended September 30, 2023, the Company made payments totaling $529 million associated with the Settlement and the separate settlement agreements for opioid-related claims discussed above.
Non-Governmental Plaintiff Claims
The Company is also a defendant in approximately 400 opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above or in the charges recorded by the Company.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
One such case was brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeking to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc., CE19-00472. On March 1, 2023, the jury in that case returned a verdict in favor of the defendants, including the Company. Plaintiffs have appealed.
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
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 or JFPA, True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). Plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On October 8, 2021, the court de-certified the class citing the plaintiffs lacked class-wide proof identifying the manner of receipt, thus leaving two named Plaintiffs remaining in the case. On April 27, 2022, the Court found that the named Plaintiffs had failed to meet their burden to show Defendants willfully or knowingly violated the TCPA and therefore were not entitled to treble damages. The Court found McKesson liable for statutory damages in the amount of $6,500. The Company appealed the finding of liability and the plaintiffs cross-appealed the denial of class certification and the ruling denying treble damages. On October 25, 2023, the U.S. Court of Appeals for the Ninth Circuit affirmed the decision of the district court.
On December 9, 2019, the United States District Court for the Eastern District of New York ordered the unsealing of a complaint filed by a relator, purportedly on behalf of the United States, 30 states, the District of Columbia, and two cities, alleging that from 2001 through 2010 US Oncology, Inc., an affiliate of the Company, repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 19-cv-05125. The United States and the named states declined to intervene in the case. Relator filed an amended complaint on August 19, 2022. On September 8, 2023, US Oncology, Inc. ’s motion to dismiss the amended complaint was granted. Relator has filed a notice of appeal. The separate related case against the Company itself, United States ex rel. Omni Healthcare, Inc. v. McKesson Corp., 1:12-cv-06440, remains pending in the district court.
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
(UNAUDITED)
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
Share Repurchase Plans
The Board has authorized the repurchase of common stock. The Company may effect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, tax implications, restrictions under the Company’s debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Effective January 1, 2023, the Company’s repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock.
During the three months ended September 30, 2023, the Company repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39, of which $23 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for share repurchases that were executed in late September 2023 and settled in early October 2023. During the three months ended June 30, 2023, the Company repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14. Excise taxes incurred of $8 million and $12 million for the three and six months ended September 30, 2023, respectively, were accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for shares repurchased during the first half of fiscal 2024. As of March 31, 2023, the Company had $27 million accrued within “Other accrued liabilities” for share repurchases that were executed in late March 2023, which settled in early April 2023.
During the three months ended September 30, 2022, the Company repurchased 1.5 million shares of common stock for $524 million through open market transactions at an average price per share of $355.75. There were no open market share repurchases during the three months ended June 30, 2022.
In May 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.0 billion shares of common stock. The total number of shares repurchased under this ASR program was 3.1 million shares at an average price per share of $321.05. The Company received 2.6 million shares as the initial share settlement, and in August 2022, the Company received an additional 0.5 million shares upon the completion of this ASR program.
In February 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $1.5 billion shares of common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. The Company received 4.8 million shares as the initial share settlement in the fourth quarter of fiscal 2022, and in May 2022, the Company received an additional 0.3 million shares upon the completion of this ASR program.
In July 2023, the Board approved an increase of $6.0 billion in the authorization for repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at September 30, 2023 was $8.1 billion.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended September 30, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2023	$(780)	$(29)		$(29)	$(10)	$(848)
Other comprehensive income (loss) before reclassifications	(84)	20	⁽²⁾	25	1	(38)
Amounts reclassified to earnings and other	—	—		—	(1)	(1)
Other comprehensive income (loss)	(84)	20		25	—	(39)
Less: amounts attributable to noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	(84)	20		25	—	(39)
Balance, September 30, 2023	$(864)	$(9)		$(4)	$(10)	$(887)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2023 include gains of $27 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $7 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2022	$(997)	$38		$45	$(34)	$(948)
Other comprehensive income (loss) before reclassifications	(280)	71	⁽²⁾	18	2	(189)
Amounts reclassified to earnings and other	17	—		—	—	17
Other comprehensive income (loss)	(263)	71		18	2	(172)
Less: amounts attributable to noncontrolling interests	(6)	—		—	—	(6)
Other comprehensive income (loss) attributable to McKesson	(257)	71		18	2	(166)
Balance, September 30, 2022	$(1,254)	$109		$63	$(32)	$(1,114)
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the six months ended September 30, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(847)	$(14)		$(36)	$(8)	$(905)
Other comprehensive income (loss) before reclassifications	(17)	5	⁽²⁾	32	(1)	19
Amounts reclassified to earnings and other	—	—		—	(1)	(1)
Other comprehensive income (loss)	(17)	5		32	(2)	18
Less: amounts attributable to noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	(17)	5		32	(2)	18
Balance, September 30, 2023	$(864)	$(9)		$(4)	$(10)	$(887)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the six months ended September 30, 2023 include gains of $7 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $2 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(1,504)	$10		$27	$(67)	$(1,534)
Other comprehensive income (loss) before reclassifications	(456)	116	⁽²⁾	36	14	(290)
Amounts reclassified to earnings and other (3)	747	(17)		—	24	754
Other comprehensive income	291	99		36	38	464
Less: amounts attributable to noncontrolling interests	41	—		—	3	44
Other comprehensive income attributable to McKesson	250	99		36	35	420
Balance, September 30, 2022	$(1,254)	$109		$63	$(32)	$(1,114)
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2023	2022	2023	2022
Segment revenues (1)
U.S. Pharmaceutical	$69,766	$60,059	$136,926	$117,006
Prescription Technology Solutions	1,140	1,018	2,384	2,084
Medical-Surgical Solutions	2,834	2,843	5,445	5,435
International	3,475	6,237	6,943	12,786
Total revenues	$77,215	$70,157	$151,698	$137,311

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$593	$896	$1,420	$1,592
Prescription Technology Solutions (4)	238	120	469	264
Medical-Surgical Solutions	244	299	471	555
International (5)	66	(37)	123	(43)
Subtotal	1,141	1,278	2,483	2,368
Corporate expenses, net (6)	(164)	21	(368)	(18)
Interest expense	(61)	(55)	(108)	(100)
Income from continuing operations before income taxes	$916	$1,244	$2,007	$2,250
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, less than 40% of the RxTS segment’s total revenues, less than 2% of the Medical-Surgical Solutions segment’s total revenues, and less than 1% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•a provision for bad debts of $210 million for the three and six months ended September 30, 2023 related to the bankruptcy of Rite Aid (as defined below) in October 2023, as discussed in more detail in Financial Note 13, “Subsequent Events;”
•cash receipts for the Company’s share of antitrust legal settlements of $79 million and $197 million for the three and six months ended September 30, 2023, respectively;
•a charge of $55 million and a credit of $23 million related to the last-in, first-out (“LIFO”) method of accounting for inventories for the three months ended September 30, 2023 and 2022, respectively, and a charge of $87 million and a credit of $36 million for the six months ended September 30, 2023 and 2022, respectively; and
•a gain of $142 million for the three and six months ended September 30, 2022 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million, which is reflected within “Other income, net” in the Company’s Condensed Consolidated Statements of Operations.
(4)The Company’s RxTS segment’s operating profit for the three and six months ended September 30, 2023 includes fair value adjustment gains of $48 million and $76 million, respectively, which reduced the Company’s contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(5)The Company’s International segment’s operating loss for the three and six months ended September 30, 2022 includes charges of $143 million and $237 million, respectively, to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(6)Corporate expenses, net includes the following:
•restructuring charges of $46 million for the six months ended September 30, 2023 for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;” and
•gains of $166 million and $272 million for the three and six months ended September 30, 2022, respectively, primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
13.    Subsequent Events
In October 2023, the Company’s customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”), filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized a provision for bad debts of $210 million during the three and six months ended September 30, 2023. This charge represents the remaining uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. This charge was recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations and included within the U.S. Pharmaceutical segment.
The Company also anticipates recognizing a provision for bad debts of $511 million in the third quarter of fiscal 2024 for trade accounts receivable that the Company recognized from sales to Rite Aid in October 2023 before its bankruptcy petition.

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
We report our financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, as well as the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes.

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
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and six months ended September 30, 2023:
•For the three months ended September 30, 2023 compared to the prior year, revenues increased by 10%, gross profit decreased by 1%, total operating expenses increased by 7%, and other income, net decreased by $149 million. For the six months ended September 30, 2023 compared to the prior year, revenues increased by 10%, gross profit was flat, total operating expenses increased by 2%, and other income, net decreased by $126 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation decreased to $4.92 from $6.46 for the three months ended September 30, 2023 and increased to $11.95 from $11.71 for the six months ended September 30, 2023 compared to the respective prior year periods;
•For the three and six months ended September 30, 2023, we recognized a provision for bad debts of $210 million related to the bankruptcy of our customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”), in October 2023. Refer to Financial Note 13, “Subsequent Events,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information;
•We received $79 million and $197 million for the three and six months ended September 30, 2023, respectively, related to our share of antitrust legal settlements. These amounts were recorded as a gain within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment;
•For the six months ended September 30, 2023, we recognized a net discrete tax benefit of $147 million related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•During the three and six months ended September 30, 2023, we recorded fair value adjustment gains of $48 million and $76 million, respectively, related to the contingent consideration liability recognized as part of our acquisition of Rx Savings Solutions, LLC. The gains, within Prescription Technology Solutions, resulted from remeasurement of the liability to fair value at the end of each reporting period based on the estimated amount and timing of projected operational and financial information and the probability of achievement of performance milestones;
•On June 15, 2023, we completed a public offering of 4.90% Notes due July 15, 2028 in a principal amount of $400 million and 5.10% Notes due July 15, 2033 in a principal amount of $600 million, for proceeds received, net of discounts and offering expenses, of $397 million and $592 million, respectively. A portion of the net proceeds from these offerings was utilized to fund the repurchase of our 3.80% Notes due March 15, 2024 (the “2024 Notes”) discussed below, while the remaining net proceeds was available for general corporate purposes;
•On June 16, 2023, we completed a cash tender offer for any and all of the 2024 Notes with a principal amount of $918 million. Using a portion of the net proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million of principal amount of the 2024 Notes plus any accrued and unpaid interest;
•Following the consummation of the cash tender offer discussed above, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it becomes due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date. Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information; and
•We returned $1.7 billion of cash to shareholders during the six months ended September 30, 2023 through $1.5 billion of common stock repurchases through open market transactions and $149 million of dividend payments. In July 2023, our Board of Directors (the “Board”) approved an increase of $6.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend to $0.62 from $0.54 per share of common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2023 was $8.1 billion.
Trends and Uncertainties:
Legislative Developments
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. We do not anticipate that this legislation will have a material impact on our consolidated financial statements or related disclosures; however, we continue to evaluate the impact of these legislative changes. Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further details regarding excise taxes incurred on our share repurchases during the three and six months ended September 30, 2023.
COVID-19
The U.S. federal government and World Health Organization suspended their respective public health emergencies in regards to the SARS-CoV-2 coronavirus (“COVID-19”) in May 2023. We have experienced a decrease in revenues and operating profit within our U.S. Pharmaceutical segment from reduced COVID-19 vaccine distribution, and within our Medical-Surgical Solutions segment from reduced sales of COVID-19 tests and reduced assembly and distribution of ancillary supply kits needed to administer COVID-19 vaccines. These reductions were driven by a decline in demand that we anticipate to continue throughout fiscal 2024. In the second quarter of fiscal 2024, we began transitioning the distribution of COVID-19 vaccines to commercial channels. The impacts from these COVID-19 related items were not material to revenues and operating profit for the three and six months ended September 30, 2023. For additional disclosure of trends and uncertainties due to COVID-19, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2023 Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 10, “Commitments and Contingent Liabilities,” to the condensed consolidated financial statements accompanying this Quarterly Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. The plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. The Company believes it has valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and it intends to mount a vigorous defense. Other than as to the settlement agreements and the U.S. governmental subdivision claims described in Financial Note 10, the Company has not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations. During the six months ended September 30, 2023, the Company made payments totaling $529 million associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes. Our total estimated liability for opioid-related claims was $6.6 billion as of September 30, 2023, of which $516 million was included within “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
Rite Aid Bankruptcy Proceedings
In October 2023, Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, we recognized a provision for bad debts of $210 million during the three and six months ended September 30, 2023, representing the remaining uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. This charge was recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations and included within the U.S. Pharmaceutical segment.
We also expect to recognize a provision for bad debts of $511 million in the third quarter of fiscal 2024 for trade accounts receivable that we recognized from sales to Rite Aid in October 2023 before its bankruptcy petition. We believe the reserves maintained and expenses recorded in fiscal 2024 for Rite Aid trade accounts receivable are appropriate and consistent with our accounting policy and assessment of the information currently available. We evaluate our reserves periodically and as circumstances warrant which may result in changes to our reserves. For additional disclosure of our policy regarding allowances for credit losses, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2023 Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended September 30,				Six Months Ended September 30,
	2023	2022	Change		2023	2022	Change
Revenues	$77,215	$70,157	10%		$151,698	$137,311	10%
Gross profit	3,069	3,095	(1)		6,091	6,118	—
Gross profit margin	3.97%	4.41%	(44)	bp	4.02%	4.46%	(44)	bp
Total operating expenses	$(2,118)	$(1,971)	7%		$(4,040)	$(3,958)	2%
Total operating expenses as a percentage of revenues	2.74%	2.81%	(7)	bp	2.66%	2.88%	(22)	bp
Other income, net	$26	$175	(85)%		$64	$190	(66)%
Interest expense	(61)	(55)	11		(108)	(100)	8
Income from continuing operations before income taxes	916	1,244	(26)		2,007	2,250	(11)
Income tax expense	(213)	(271)	(21)		(307)	(470)	(35)
Reported income tax rate	23.3%	21.8%	150	bp	15.3%	20.9%	(560)	bp
Income from continuing operations	$703	$973	(28)%		$1,700	$1,780	(4)%
Loss from discontinued operations, net of tax	—	(6)	(100)		—	(4)	(100)
Net income	703	967	(27)		1,700	1,776	(4)
Net income attributable to noncontrolling interests	(39)	(41)	(5)		(78)	(82)	(5)
Net income attributable to McKesson Corporation	$664	$926	(28)%		$1,622	$1,694	(4)%

Diluted earnings per common share attributable to McKesson Corporation
Continuing operations	$4.92	$6.46	(24)%		$11.95	$11.71	2%
Discontinued operations	—	(0.04)	(100)		—	(0.03)	(100)
Total	$4.92	$6.42	(23)%		$11.95	$11.68	2%

Weighted-average diluted common shares outstanding	134.8	144.1	(6)%		135.7	145.0	(6)%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three and six months ended September 30, 2023 compared to the same prior year periods largely due to market growth in our U.S. Pharmaceutical segment, including higher volumes from retail national account customers and growth in specialty pharmaceuticals. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was partially offset by lower revenues in our International segment driven by the completed divestiture of our E.U. disposal group and unfavorable effects of foreign currency exchange fluctuations.
Gross Profit
Gross profit decreased for the three and six months ended September 30, 2023 compared to the same prior year periods primarily driven by the completed divestiture of our E.U. disposal group and unfavorable effects of foreign currency exchange fluctuations in our International segment, offset by growth of specialty pharmaceuticals, our share of antitrust legal settlements received in the first half of fiscal 2024, and increased contributions from our generics programs in our U.S. Pharmaceutical segment, and increased technology services revenue from higher volumes in our RxTS segment.
We recognized gains of $79 million and $197 million for the three and six months ended September 30, 2023, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
A last-in, first-out (“LIFO”) inventory charge of $55 million and a credit of $23 million were recognized during the three months ended September 30, 2023 and 2022, respectively, and a charge of $87 million and a credit of $36 million were recognized during the six months ended September 30, 2023 and 2022, respectively. A LIFO charge in the first half of fiscal 2024 compared to a LIFO credit in the same prior year period was primarily due to higher estimated brand inflation and higher brand inventory levels as well as lower estimated generics deflation.
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
Total Operating Expenses
A summary of the components of our total operating expenses for the three and six months ended September 30, 2023 and 2022 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): SDG&A consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, remeasurement charges to the lower of carrying value or fair value less costs to sell, provision for bad debts, and other general charges.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Selling, distribution, general, and administrative expenses	$2,092	$1,950	7%	$3,962	$3,909	1%
Claims and litigation charges, net	(2)	(9)	(78)	(2)	(4)	(50)
Restructuring, impairment, and related charges, net	28	30	(7)	80	53	51
Total operating expenses	$2,118	$1,971	7%	$4,040	$3,958	2%
Percent of revenues	2.74%	2.81%	(7) bp	2.66%	2.88%	(22)	bp
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three and six months ended September 30, 2023, total operating expenses increased, and total operating expenses as a percentage of revenues decreased, compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and six months ended September 30, 2023 was impacted by lower operating expenses from the completed divestiture of our E.U. disposal group in fiscal 2023;
•SDG&A for the three and six months ended September 30, 2023 includes a provision for bad debts of $210 million related to the bankruptcy of Rite Aid in October 2023. Refer to Financial Note 13, “Subsequent Events,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•Claims and litigation charges, net was not material. Refer to the Opioid-Related Litigation and Claims section of "Trends and Uncertainties" for further discussion;
•Restructuring, impairment, and related charges, net were $28 million and $30 million, respectively, for the three months ended September 30, 2023 and 2022 and $80 million and $53 million, respectively, for the six months ended September 30, 2023 and 2022, as discussed in more detail below under “Restructuring Initiatives;” and
•Total operating expenses were favorably impacted by foreign currency exchange fluctuations for the three and six months ended September 30, 2023.
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2024 and fiscal 2023 did not indicate any impairment of goodwill and no goodwill impairment charges were recorded during the three and six months ended September 30, 2023 and 2022. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $28 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $80 million and $53 million for the six months ended September 30, 2023 and 2022, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. We anticipate total charges of approximately $125 million across our RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. Of this amount, $99 million of cumulative charges were recorded through September 30, 2023. For the three and six months ended September 30, 2023, we recorded charges of $3 million and $39 million related to this program, respectively, which primarily includes real estate and other related asset impairments and facility costs within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net decreased for the three and six months ended September 30, 2023 compared to the same prior year periods primarily due to a gain of $142 million recognized in July 2022 related to the exit of one of our investments in equity securities held within our U.S. Pharmaceutical segment, partially offset by a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year periods.
Interest Expense
Interest expense increased for the three and six months ended September 30, 2023 compared to the same prior year periods primarily due to the impact of higher interest rates on our debt and derivative portfolios. For the six months ended September 30, 2023, the increase in interest expense was partially offset by a $9 million gain on debt extinguishment in the first quarter of fiscal 2024. Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.
Income Tax Expense
For the three months ended September 30, 2023 and 2022, we recorded income tax expense of $213 million and $271 million, respectively. For the six months ended September 30, 2023 and 2022, we recorded income tax expense of $307 million and $470 million, respectively. Our reported income tax rates were 23.3% and 21.8% for the three months ended September 30, 2023 and 2022, respectively, and 15.3% and 20.9% for the six months ended September 30, 2023 and 2022, respectively.
Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions and discrete tax items recognized in the quarters, including a net discrete tax benefit of $147 million recognized in the six months ended September 30, 2023 primarily related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $6 million and $4 million for the three and six months ended September 30, 2022, respectively. Subsequent to our divestiture of the E.U. disposal group in October 2022, we no longer have discontinued operations.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended September 30, 2023 and 2022 primarily represents the proportionate results of third-party equity interests in the Company’s consolidated entities of ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. For the three and six months ended September 30, 2023, net income attributable to noncontrolling interests also includes the proportionate results of third-party equity interest in SCRI Oncology, LLC.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $664 million and $926 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 billion and $1.7 billion for the six months ended September 30, 2023 and 2022, respectively. Diluted earnings per common share attributable to McKesson Corporation was $4.92 and $6.42 for the three months ended September 30, 2023 and 2022, respectively, and $11.95 and $11.68 for the six months ended September 30, 2023 and 2022, respectively. Our diluted earnings per share also reflects the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 134.8 million and 144.1 million for the three months ended September 30, 2023 and 2022, respectively, and 135.7 million and 145.0 million for the six months ended September 30, 2023 and 2022, respectively. Weighted-average diluted shares outstanding for the three and six months ended September 30, 2023 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Segment revenues
U.S. Pharmaceutical	$69,766	$60,059	16%	$136,926	$117,006	17%
Prescription Technology Solutions	1,140	1,018	12	2,384	2,084	14
Medical-Surgical Solutions	2,834	2,843	—	5,445	5,435	—
International	3,475	6,237	(44)	6,943	12,786	(46)
Total revenues	$77,215	$70,157	10%	$151,698	$137,311	10%
All percentage changes displayed above which are not meaningful are displayed as zero percent.
U.S. Pharmaceutical
Three Months Ended September 30, 2023 vs. 2022
U.S. Pharmaceutical revenues for the three months ended September 30, 2023 increased $9.7 billion or 16% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $8.8 billion and sales to specialty practices and other increased $870 million. Overall, these increases were primarily due to market growth, including higher volumes from retail national account customers and growth in specialty pharmaceuticals, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions and unfavorability from one less sales day compared to the same prior year period.
Six Months Ended September 30, 2023 vs. 2022
U.S. Pharmaceutical revenues for the six months ended September 30, 2023 increased $19.9 billion or 17% compared to the same prior year period. Within the segment, sales to pharmacies and institutional healthcare providers increased $18.4 billion and sales to specialty practices and other increased $1.5 billion. Overall, these increases were primarily due to market growth, including higher volumes from retail national account customers and growth in specialty pharmaceuticals, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions and unfavorability from one less sales day compared to the same prior year period.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Prescription Technology Solutions
Three Months Ended September 30, 2023 vs. 2022
RxTS revenues for the three months ended September 30, 2023 increased $122 million or 12% compared to the same prior year period due to higher technology service revenues and increased volumes primarily in our third-party logistics and wholesale distribution services.
Six Months Ended September 30, 2023 vs. 2022
RxTS revenues for the six months ended September 30, 2023 increased $300 million or 14% compared to the same prior year period due to higher technology service revenues and increased volumes primarily in our third-party logistics and wholesale distribution services.
Medical-Surgical Solutions
Three Months Ended September 30, 2023 vs. 2022
Medical-Surgical Solutions revenues for the three months ended September 30, 2023 decreased $9 million compared to the same prior year period. Within the segment, Other sales declined $45 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines, and sales to primary care customers decreased $16 million. The decrease in our primary care business was driven by lower sales of COVID-19 tests, largely offset by underlying business growth. These decreases were partially offset by sales to our extended care customers which increased by $52 million.
Six Months Ended September 30, 2023 vs. 2022
Medical-Surgical Solutions revenues for the six months ended September 30, 2023 increased $10 million compared to the same prior year period. Within the segment, sales to extended care customers increased $128 million. Other sales declined $98 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines, and sales to primary care customers decreased $20 million driven by lower sales of COVID-19 tests largely offset by underlying business growth.
International
Three Months Ended September 30, 2023 vs. 2022
International revenues for the three months ended September 30, 2023 decreased $2.8 billion or 44%, including unfavorable effects of foreign currency exchange fluctuations of $100 million, compared to the same prior year period. Within the segment, sales in Europe declined by $2.8 billion largely due to the completed divestiture of our E.U. disposal group in the third quarter of fiscal 2023, partially offset by increased sales in Canada of $154 million which was primarily driven by higher pharmaceutical distribution volumes.
Six Months Ended September 30, 2023 vs. 2022
International revenues for the six months ended September 30, 2023 decreased $5.8 billion or 46%, including unfavorable effects of foreign currency exchange fluctuations of $299 million, compared to the same prior year period. Within the segment, sales in Europe declined by $5.9 billion largely due to the completed divestiture of our E.U. disposal group in the third quarter of fiscal 2023, partially offset by increased sales in Canada of $392 million which was primarily driven by higher pharmaceutical distribution volumes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2023	2022	Change		2023	2022	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$593	$896	(34)%		$1,420	$1,592	(11)%
Prescription Technology Solutions (3)	238	120	98		469	264	78
Medical-Surgical Solutions	244	299	(18)		471	555	(15)
International (4)	66	(37)	278		123	(43)	386
Subtotal	1,141	1,278	(11)		2,483	2,368	5
Corporate expenses, net (5)	(164)	21	(881)		(368)	(18)	—
Interest expense	(61)	(55)	11		(108)	(100)	8
Income from continuing operations before income taxes	$916	$1,244	(26)%		$2,007	$2,250	(11)%

Segment operating profit (loss) margin
U.S. Pharmaceutical	0.85%	1.49%	(64)	bp	1.04%	1.36%	(32)	bp
Prescription Technology Solutions	20.88	11.79	909		19.67	12.67	700
Medical-Surgical Solutions	8.61	10.52	(191)		8.65	10.21	(156)
International	1.90	(0.59)	249		1.77	(0.34)	211
All percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•a provision for bad debts of $210 million for the three and six months ended September 30, 2023 related to the bankruptcy of Rite Aid in October 2023, as discussed in more detail in Financial Note 13, “Subsequent Events,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•cash receipts for our share of antitrust legal settlements of $79 million and $197 million for the three and six months ended September 30, 2023, respectively;
•a charge of $55 million and a credit of $23 million related to the LIFO method of accounting for inventories for the three months ended September 30, 2023 and 2022, respectively; and a charge of $87 million and a credit of $36 million for the six months ended September 30, 2023 and 2022, respectively; and
•a gain of $142 million for the three and six months ended September 30, 2022 related to the exit of one of our investments in equity securities in July 2022.
(3)Operating profit for our RxTS segment for the three and six months ended September 30, 2023 includes fair value adjustment gains of $48 million and $76 million, respectively, which reduced our contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(4)Operating loss for our International segment for the three and six months ended September 30, 2022 includes charges of $143 million and $237 million, respectively, to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(5)Corporate expenses, net includes the following:
•restructuring charges of $46 million for the six months ended September 30, 2023 for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•gains of $166 million and $272 million for the three and six months ended September 30, 2022, respectively, primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended September 30, 2023 vs. 2022
Operating profit for this segment decreased for the three months ended September 30, 2023 compared to the same prior year period primarily due to a provision for bad debts of $210 million related to the bankruptcy of Rite Aid in October 2023, a fiscal 2023 gain of $142 million related to the exit of one of our investments in equity securities, a LIFO charge compared to a credit in the same prior year period, and an increase in operating expenses to support higher volumes, partially offset by growth in specialty pharmaceuticals and an increase from net cash proceeds received of $79 million representing our share of antitrust legal settlements.
Six Months Ended September 30, 2023 vs. 2022
Operating profit for this segment decreased for the six months ended September 30, 2023 compared to the same prior year period primarily due to a provision for bad debts of $210 million related to the bankruptcy of Rite Aid in October 2023, a gain of $142 million related to the exit of one of our investments in equity securities in fiscal 2023, a LIFO charge in the first half of fiscal 2024 compared to a credit in the same prior year period, and an increase in operating expenses to support higher volumes, partially offset by growth in specialty pharmaceuticals and an increase from net cash proceeds received of $197 million representing our share of antitrust legal settlements.
Prescription Technology Solutions
Three Months Ended September 30, 2023 vs. 2022
Operating profit for this segment increased for the three months ended September 30, 2023 compared to the same prior year period driven by increased volumes from our access solutions, primarily related to electronic prior authorization services, and a fair value adjustment gain which reduced our contingent consideration liability related to the RxSS acquisition.
Six Months Ended September 30, 2023 vs. 2022
Operating profit for this segment increased for the six months ended September 30, 2023 compared to the same prior year period driven by increased volumes, primarily from growth in our access solutions related to electronic prior authorization services, and fair value adjustment gains which reduced our contingent consideration liability related to the RxSS acquisition.
Medical-Surgical Solutions
Three Months Ended September 30, 2023 vs. 2022
Operating profit for this segment decreased for the three months ended September 30, 2023 compared to the same prior year period due to a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and COVID-19 tests, partially offset by growth in our extended care business.
Six Months Ended September 30, 2023 vs. 2022
Operating profit for this segment decreased for the six months ended September 30, 2023 compared to the same prior year period due to a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and COVID-19 tests and higher employee-related expenses to support business growth, partially offset by growth in our extended care and primary care businesses.
International
Three Months Ended September 30, 2023 vs. 2022
Operating profit for this segment for the three months ended September 30, 2023 compared to an operating loss in the same prior year period was primarily as a result of remeasurement charges recorded in the prior year related to the E.U. disposal group, partially offset by lower contributions from the European operations divested in fiscal 2023.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2023 vs. 2022
Operating profit for this segment for the six months ended September 30, 2023 compared to an operating loss in the same prior year period was primarily as a result of remeasurement charges recorded in the prior year related to the E.U. disposal group, partially offset by lower contributions from the European operations divested in fiscal 2023.
Corporate Expenses, Net
Three Months Ended September 30, 2023 vs. 2022
Corporate expenses, net increased for the three months ended September 30, 2023 compared to the same prior year period primarily as a result of remeasurement gains recorded in the prior year related to the E.U. disposal group.
Six Months Ended September 30, 2023 vs. 2022
Corporate expenses, net increased for the six months ended September 30, 2023 compared to the same prior year period primarily as a result of remeasurement gains recorded in the prior year related to the E.U. disposal group, and higher restructuring charges recorded in fiscal 2024. This was partially offset by a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year period.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At September 30, 2023, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Six Months Ended September 30,
(Dollars in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(87)	$166	$(253)
Investing activities	(315)	116	(431)
Financing activities	(1,752)	(1,753)	1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	24	(25)
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale (1)	—	470	(470)
Net change in cash, cash equivalents, and restricted cash	$(2,155)	$(977)	$(1,178)
(1)The fiscal 2023 change reflects a reversal of cash, cash equivalents, and restricted cash previously classified as assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities.
Operating Activities
Operating activities used cash of $87 million and provided cash of $166 million during the six months ended September 30, 2023 and 2022, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the six months ended September 30, 2023 were affected by net income of $1.7 billion, adjusted for non-cash items, as well as increases in accounts payable of $4.3 billion, receivables of $3.2 billion, and inventories of $2.3 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $529 million due to payments made during the first half of fiscal 2024 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, as discussed in more detail in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Operating activities for the six months ended September 30, 2022 were affected by net income of $1.8 billion, adjusted for non-cash items and changes in receivables, drafts and accounts payables, and inventories classified as held for sale, as well as increases in drafts and accounts payable of $2.3 billion, receivables of $1.9 billion, and inventories of $1.5 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $915 million due to payments made during the first half of fiscal 2023 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, as discussed in more detail in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Investing Activities
Investing activities used cash of $315 million and provided cash of $116 million during the six months ended September 30, 2023 and 2022, respectively. Investing activities for the six months ended September 30, 2023 and 2022 includes $264 million and $222 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the six months ended September 30, 2022 reflects proceeds from sales of businesses and investments of $496 million, including $202 million of cash from the completed divestiture of our U.K. disposal group in April 2022 and $179 million of cash from the exit of one our investments in equity securities in July 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities used cash of $1.8 billion during each of the six months ended September 30, 2023 and 2022. On June 15, 2023, we completed a public offering of 4.90% Notes due July 15, 2028 in a principal amount of $400 million and 5.10% Notes due July 15, 2033 in a principal amount of $600 million, for proceeds received, net of discounts and offering expenses, of $397 million and $592 million, respectively. A portion of the net proceeds from these notes was utilized to fund the repurchase of our 2024 Notes discussed below, while the remaining net proceeds was available for general corporate purposes.
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
Financing activities for each of the six months ended September 30, 2023 and 2022 includes $1.5 billion of cash paid for share repurchases, as well as $149 million and $139 million of cash paid for dividends, respectively. Financing activities also includes cash receipts and repayments of $2.0 billion and $100 million for the six months ended September 30, 2023 and 2022, respectively, for short-term borrowings, primarily commercial paper.
Cash used for other financing activities generally includes the cash value of shares surrendered for tax withholding and payments to noncontrolling interests.
Share Repurchase Plans
The Board has authorized the repurchase of common stock. We may effect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (“Exchange Act”). The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Effective January 1, 2023, the Company’s repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock.
During the three months ended September 30, 2023, we repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39, of which $23 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for share repurchases that were executed in late September 2023 and settled in early October 2023. During the three months ended June 30, 2023, we repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14. Excise taxes incurred of $8 million and $12 million for the three and six months ended September 30, 2023, respectively, were accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for shares repurchased during the first half of fiscal 2024. As of March 31, 2023, we had $27 million accrued within “Other accrued liabilities” for share repurchases that were executed in late March 2023, which settled in early April 2023.
During the three months ended September 30, 2022, we repurchased 1.5 million shares of common stock for $524 million through open market transactions at an average price per share of $355.75. There were no open market share repurchases during the three months ended June 30, 2022.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
In May 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.0 billion shares of common stock. The total number of shares repurchased under this ASR program was 3.1 million shares at an average price per share of $321.05. We received 2.6 million shares as the initial share settlement, and in August 2022, we received an additional 0.5 million shares upon the completion of this ASR program.
In February 2022, we entered into an ASR program with a third-party financial institution to repurchase $1.5 billion shares of common stock. The total number of shares repurchased under this ASR program was 5.1 million shares at an average price per share of $295.16. We received 4.8 million shares as the initial share settlement in the fourth quarter of fiscal 2022, and in May 2022, we received an additional 0.3 million shares upon the completion of this ASR program.
In July 2023, the Board approved an increase of $6.0 billion in the authorization for repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at September 30, 2023 was $8.1 billion.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2023	March 31, 2023
Cash, cash equivalents, and restricted cash	$2,524	$4,679
Working capital	(3,616)	(3,665)
Debt to capital ratio (1)	120.3%	120.5%
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
Our cash and cash equivalents balance as of September 30, 2023 and March 31, 2023 included approximately $815 million and $1.3 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the vast majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital increased at September 30, 2023 compared to March 31, 2023 primarily due to an increase in receivables, net and inventories, driven by higher revenues and timing, and a decrease in the current portion of long-term debt largely funded by an issuance of long-term debt in the first quarter of 2024. These were partially offset by an increase in drafts and accounts payable driven by the aforementioned increased revenues and timing, and a decrease in cash and cash equivalents.
Our debt to capital ratio decreased for the six months ended September 30, 2023 due to net income attributable to McKesson for the year and issuance of new long-term debt, partially offset by share repurchases and dividend payments as well as repayments of long-term debt.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
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
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.6 billion as of September 30, 2023 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
AVAILABLE INFORMATION
We routinely post on our company website, and via our social media channels, information that may be material to investors, including details and updates to information disclosed elsewhere, which may include business developments, earnings and financial performance, sustainability matters, and materials for presentations to investors and financial analysts. Investors are encouraged to monitor our website www.mckesson.com. Interested parties can sign up on our website, including our Investor Relations site, to receive automated e-mail alerts, such as via RSS newsfeed, when we post certain information. Interested parties can also follow our social media feed @McKesson on X, formerly known as Twitter. The content on any website or social media channel is not incorporated by reference into this report, unless expressly noted otherwise.

McKESSON CORPORATION

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Item 4.Controls and Procedures.
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our Board of Directors has authorized the repurchase of common stock. We may effect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Exchange Act. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions.
Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three and six months ended September 30, 2023 and 2022.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended September 30, 2023:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1, 2023 – July 31, 2023	0.5	$404.91	0.5	$8,730
August 1, 2023 – August 31, 2023	0.9	422.72	0.9	8,365
September 1, 2023 – September 30, 2023	0.6	424.06	0.6	8,111
Total	2.0		2.0
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share and the remaining authorization outstanding for repurchases of common stock excludes $8 million of excise taxes incurred on share repurchases for the three months ended September 30, 2023. The remaining authorization outstanding also excludes $4 million of excise taxes incurred on share repurchases for the three months ended June 30, 2023.
(3)In July 2022 and July 2023, the Board authorized the Company to repurchase up to an additional $4.0 billion and $6.0 billion shares of common stock, respectively, both of which have no expiration date.

Item 3.Defaults Upon Senior Securities.
None.

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
Pre-arranged Trading Plans
The following discussion includes trading arrangements adopted, modified, or terminated by our directors and officers during the three months ended September 30, 2023.
On August 16, 2023, Nancy Avila, formerly our Executive Vice President, Chief Information Officer and Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 6,756 shares of the Company’s common stock. The duration of the trading arrangement is until August 12, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during a trading window period and Ms. Avila represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On August 17, 2023, Lori Schechter, our Executive Vice President, Chief Legal Officer and General Counsel, adopted a Rule 10b5-1 trading arrangement for the sale of up to 11,471 shares of the Company’s common stock. The duration of the trading arrangement is until August 19, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during a trading window period and Ms. Schechter represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description

10.1†*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan, effective October 23, 2023.

10.2†*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective October 23, 2023.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

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

MCKESSON CORPORATION

Date:	November 1, 2023	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	November 1, 2023	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller