Form 10-Q
period 2023-12-31
MCKESSON CORP
filed 2024-02-08
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 131,408,286 shares of the issuer’s common stock were outstanding as of December 31, 2023.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues	$80,898	$70,490	$232,596	$207,801
Cost of sales	(77,746)	(67,316)	(223,353)	(198,509)
Gross profit	3,152	3,174	9,243	9,292
Selling, distribution, general, and administrative expenses	(2,506)	(1,903)	(6,468)	(5,812)
Claims and litigation charges, net	—	1	2	5
Restructuring, impairment, and related charges, net	(4)	(31)	(84)	(84)
Total operating expenses	(2,510)	(1,933)	(6,550)	(5,891)
Operating income	642	1,241	2,693	3,401
Other income, net	34	276	98	466
Interest expense	(64)	(69)	(172)	(169)
Income from continuing operations before income taxes	612	1,448	2,619	3,698
Income tax benefit (expense)	18	(329)	(289)	(799)
Income from continuing operations	630	1,119	2,330	2,899
Income (loss) from discontinued operations, net of tax	—	1	—	(3)
Net income	630	1,120	2,330	2,896
Net income attributable to noncontrolling interests	(41)	(41)	(119)	(123)
Net income attributable to McKesson Corporation	$589	$1,079	$2,211	$2,773

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$4.42	$7.65	$16.39	$19.32
Discontinued operations	—	0.01	—	(0.02)
Total	$4.42	$7.66	$16.39	$19.30
Basic
Continuing operations	$4.45	$7.70	$16.49	$19.48
Discontinued operations	—	0.01	—	(0.02)
Total	$4.45	$7.71	$16.49	$19.46

Weighted-average common shares outstanding
Diluted	133.3	141.0	134.9	143.7
Basic	132.5	139.9	134.0	142.5

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$630	$1,120	$2,330	$2,896

Other comprehensive income, net of tax
Foreign currency translation adjustments	72	252	60	642
Unrealized gains (losses) on cash flow and other hedges	5	(65)	37	(29)
Changes in retirement-related benefit plans	(2)	28	(4)	66
Other comprehensive income, net of tax	75	215	93	679

Comprehensive income	705	1,335	2,423	3,575
Comprehensive income attributable to noncontrolling interests	(41)	(41)	(119)	(167)
Comprehensive income attributable to McKesson Corporation	$664	$1,294	$2,304	$3,408

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2023	March 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,982	$4,678
Receivables, net	23,066	19,410
Inventories, net	22,020	19,691
Prepaid expenses and other	572	513
Total current assets	47,640	44,292
Property, plant, and equipment, net	2,201	2,177
Operating lease right-of-use assets	1,679	1,635
Goodwill	9,973	9,947
Intangible assets, net	2,097	2,277
Other non-current assets	2,922	1,992
Total assets	$66,512	$62,320

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$46,699	$42,490
Short-term borrowings	218	—
Current portion of long-term debt	48	968
Current portion of operating lease liabilities	296	299
Other accrued liabilities	4,400	4,200
Total current liabilities	51,661	47,957
Long-term debt	5,625	4,626
Long-term deferred tax liabilities	978	1,387
Long-term operating lease liabilities	1,421	1,402
Long-term litigation liabilities	6,128	6,625
Other non-current liabilities	2,381	1,813
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 278 and 277 shares issued at December 31, 2023 and March 31, 2023, respectively	3	3
Additional paid-in capital	7,962	7,747
Retained earnings	14,268	12,295
Accumulated other comprehensive loss	(812)	(905)
Treasury shares, at cost, 147 and 141 shares at December 31, 2023 and March 31, 2023, respectively	(23,474)	(20,997)
Total McKesson Corporation stockholders’ deficit	(2,053)	(1,857)
Noncontrolling interests	371	367
Total deficit	(1,682)	(1,490)
Total liabilities and deficit	$66,512	$62,320
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2023	278	$3	$7,899	$13,761	$(887)	(145)	$(22,604)	$364	$(1,464)
Issuance of shares under employee plans, net of forfeitures	—	—	21	—	—	—	(2)	—	19
Share-based compensation	—	—	45	—	—	—	—	—	45
Repurchase of common stock	—	—	—	—	—	(2)	(868)	—	(868)
Net income	—	—	—	589	—	—	—	41	630
Other comprehensive income	—	—	—	—	75	—	—	—	75
Cash dividends declared, $0.62 per common share	—	—	—	(83)	—	—	—	—	(83)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Other	—	—	(3)	1	—	—	—	3	1
Balance, December 31, 2023	278	$3	$7,962	$14,268	$(812)	(147)	$(23,474)	$371	$(1,682)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2022	277	$3	$7,609	$10,579	$(1,114)	(135)	$(18,844)	$518	$(1,249)
Issuance of shares under employee plans, net of forfeitures	—	—	16	—	—	—	(3)	—	13
Share-based compensation	—	—	36	—	—	—	—	—	36
Repurchase of common stock	—	—	(146)	—	—	(5)	(1,830)	—	(1,976)
Net income	—	—	—	1,079	—	—	—	41	1,120
Other comprehensive income	—	—	—	—	215	—	—	—	215
Cash dividends declared, $0.54 per common share	—	—	—	(77)	—	—	—	—	(77)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(1)	(1)
Formation of SCRI Oncology, LLC	—	—	22	—	—	—	—	225	247
Derecognition of noncontrolling interests in McKesson Europe AG	—	—	—	—	—	—	—	(382)	(382)
Other	—	—	(1)	1	—	—	—	1	1
Balance, December 31, 2022	277	$3	$7,536	$11,582	$(899)	(140)	$(20,677)	$366	$(2,089)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	75	—	—	—	(96)	—	(21)
Share-based compensation	—	—	136	—	—	—	—	—	136
Repurchase of common stock	—	—	—	—	—	(6)	(2,381)	—	(2,381)
Net income	—	—	—	2,211	—	—	—	119	2,330
Other comprehensive income	—	—	—	—	93	—	—	—	93
Cash dividends declared, $1.78 per common share	—	—	—	(240)	—	—	—	—	(240)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Other	—	—	4	2	—	—	—	(1)	5
Balance, December 31, 2023	278	$3	$7,962	$14,268	$(812)	(147)	$(23,474)	$371	$(1,682)

	Nine Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2022	275	$2	$7,275	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	143	—	—	—	(157)	—	(13)
Share-based compensation	—	—	122	—	—	—	—	—	122
Repurchase of common stock	—	—	(25)	—	—	(10)	(3,475)	—	(3,500)
Net income	—	—	—	2,773	—	—	—	123	2,896
Other comprehensive income	—	—	—	—	635	—	—	44	679
Cash dividends declared, $1.55 per common share	—	—	—	(222)	—	—	—	—	(222)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(113)	(113)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(5)	(5)
Formation of SCRI Oncology, LLC	—	—	22	—	—	—	—	225	247
Derecognition of noncontrolling interests in McKesson Europe AG	—	—	—	—	—	—	—	(382)	(382)
Other	—	—	(1)	1	—	—	—	(6)	(6)
Balance, December 31, 2022	277	$3	$7,536	$11,582	$(899)	(140)	$(20,677)	$366	$(2,089)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$2,330	$2,896
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	191	185
Amortization	284	262
Long-lived asset impairment charges	28	13
Deferred taxes	(552)	55
Charges (credits) associated with last-in, first-out inventory method	89	(31)
Non-cash operating lease expense	186	183
Gain from sales of businesses and investments	(17)	(215)
Provision for bad debts	780	31
Other non-cash items	137	190
Changes in assets and liabilities, net of acquisitions:
Receivables	(4,298)	(2,193)
Inventories	(2,384)	(2,190)
Drafts and accounts payable	4,163	3,531
Operating lease liabilities	(247)	(256)
Taxes	(40)	381
Litigation liabilities	(529)	(1,021)
Other	46	13
Net cash provided by operating activities	167	1,834

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(243)	(265)
Capitalized software expenditures	(175)	(111)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(6)	(856)
Proceeds from sales of businesses and investments, net	47	1,074
Other	(118)	(140)
Net cash used in investing activities	(495)	(298)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	4,770	1,100
Repayments of short-term borrowings	(4,552)	(483)
Proceeds from issuances of long-term debt	991	499
Repayments of long-term debt	(280)	(412)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	(647)	—
Common stock transactions:
Issuances	75	143
Share repurchases	(2,347)	(3,500)
Dividends paid	(232)	(216)
Other	(152)	(309)
Net cash used in financing activities	(2,374)	(3,178)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6	15
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale	—	470
Net decrease in cash, cash equivalents, and restricted cash	(2,696)	(1,157)
Cash, cash equivalents, and restricted cash at beginning of period	4,679	3,935
Cash, cash equivalents, and restricted cash at end of period	1,983	2,778
Less: Restricted cash at end of period included in Prepaid expenses and other	(1)	(4)
Cash and cash equivalents at end of period	$1,982	$2,774
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
Net income attributable to noncontrolling interests includes third-party equity interests in the Company’s consolidated entities, including ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC. Net income attributable to noncontrolling interests also included recurring compensation that the Company was obligated to pay to the noncontrolling shareholders of McKesson Europe AG (“McKesson Europe”) through the divestiture date. The Company’s noncontrolling interest in McKesson Europe was included in the divestiture of certain of the Company’s businesses in the European Union (“E.U.”) in October 2022, which is discussed further in Financial Note 2, “Business Acquisitions and Divestitures.”
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
The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, previously filed with the SEC on May 9, 2023 (the “2023 Annual Report”).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. The Company does not anticipate that this legislation will have a material impact on its consolidated financial statements or related disclosures; however the Company continues to evaluate the impact of these legislative changes. Refer to Financial Note 11, “Stockholders' Deficit,” for further details regarding excise taxes incurred on the Company’s share repurchases during the three and nine months ended December 31, 2023.
Recently Adopted Accounting Pronouncements
There were no accounting standards adopted by the Company during the nine months ended December 31, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring, on an annual basis, consistent categories, and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied prospectively, however, retrospective application is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosures by requiring disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss as well as an amount and description of other segment items. ASU 2023-07 also requires interim disclosures of a reportable segment’s profit or loss and assets, disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its disclosures.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of such equity security and requires additional disclosure requirements. ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this update are required to be applied prospectively. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements or related disclosures.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
The Company recorded a liability for the contingent consideration at its fair value of $92 million as of the acquisition date. The fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model, utilizing internal cash flow projections which are Level 3 inputs under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The contingent consideration liability will be remeasured to fair value at each reporting date until the liability is settled with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended December 31, 2023, the Company recognized fair value adjustment gains of $2 million and $78 million, respectively, which reduced its contingent consideration liability, based on the estimated amount and timing of projected operational and financial information and the probability of achievement of performance milestones. As of December 31, 2023 and March 31, 2023, the current portion of the contingent consideration liability of $14 million and $83 million, respectively, is included within “Other accrued liabilities” and as of March 31, 2023, the long-term portion of $9 million is included within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets. Recognition of the initial fair value of this contingent consideration was a non-cash investing activity.
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
The following table summarizes the final purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date (Final)
Purchase consideration:
Cash	$600
Contingent consideration	92
Total purchase consideration	$692

Identifiable assets acquired and liabilities assumed:
Current assets	$5
Intangible assets	229
Other non-current assets	3
Current liabilities	(8)
Total identifiable net assets	229
Goodwill	463
Net assets acquired	$692

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
The purchase price allocation included acquired identifiable intangible assets of $177 million, primarily representing customer relationships as well as trademarks and trade names with a weighted average amortization period of 17 years, and goodwill of $113 million. Goodwill has been allocated to the Company’s U.S. Pharmaceutical segment, which reflects the expected future benefits from certain synergies and intangible assets that do not qualify for separate recognition. Goodwill attributable to the acquisition of $46 million is deductible for tax purposes. The Company recorded noncontrolling interest of $225 million as a component of equity, which includes HCA’s proportionate interest in the identifiable net assets of SCRI at fair value of $202 million and its proportionate interest in the contributed net assets of USOR at carrying value of $23 million. The difference between the fair value of the Company’s acquired interest in SCRI net assets and the $166 million of net cash paid to HCA was recognized as additional paid in capital, as well as the Company’s reduction in ownership interest in USOR net assets.
The following table summarizes the final purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date (Final)
Purchase consideration:
Cash	$166
Contribution of USOR	46
Total purchase consideration	$212

Identifiable assets acquired and liabilities assumed:
Receivables	$224
Property, plant, and equipment	22
Operating lease right-of-use assets	31
Intangible assets	177
Other non-current assets	6
Current liabilities	(42)
Long-term operating lease liabilities	(29)
Other non-current liabilities	(43)
Total identifiable net assets	346
Noncontrolling interest	(225)
Additional paid-in capital	(22)
Goodwill	113
Net assets acquired	$212

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The fair value of the acquired identifiable intangible assets from the acquisitions discussed above were determined by applying the income approach, using a discounted cash flow model in which cash flows anticipated over several periods are discounted to their present value using an appropriate rate that is commensurate with the risk inherent with the transaction. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The Company’s fair value assessments of these acquisitions were finalized upon completion of the measurement period in the third quarter of fiscal 2024. There were no material changes to the purchase price allocations since the respective acquisition dates. Pro forma financial information has not been provided as these acquisitions did not have a material impact, individually, or in the aggregate, to the Company’s consolidated results of operations.
Divestitures
European Divestiture Activities
In July 2021, the Company announced its intention to exit its businesses in Europe. On October 31, 2022, the Company completed its previously announced transaction to sell certain of its businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. As part of the transaction, the Company received cash proceeds of $892 million and divested net assets of $1.3 billion, including cash of $319 million, derecognized the carrying value of its noncontrolling interest held by minority shareholders of McKesson Europe of $382 million, and released $153 million of net accumulated other comprehensive loss.
During the three and nine months ended December 31, 2022, the Company recorded net gains of $31 million and $66 million, respectively, to remeasure the E.U. disposal group to fair value less costs to sell which was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.
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
At December 31, 2023 and March 31, 2023, the Company had no assets or liabilities related to these European divestiture activities that met the criteria for classification as held for sale. Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $4 million and $31 million for the three months ended December 31, 2023 and 2022, respectively, and $84 million for each of the nine months ended December 31, 2023 and 2022. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
Restructuring Initiatives
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. The Company anticipates total charges of approximately $125 million across its RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. Of this amount, $101 million of cumulative charges were recorded through December 31, 2023. For the three and nine months ended December 31, 2023, the Company recorded charges of $2 million and $41 million related to this program, respectively, which primarily includes real estate and other related asset impairments and facility costs within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
Restructuring, impairment, and related charges, net for the three months ended December 31, 2023 and 2022 consisted of the following:

	Three Months Ended December 31, 2023
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions (1)	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$(6)	$1	$—	$—	$(2)	$(7)
Exit and other-related costs (2)	1	1	3	—	6	11
Asset impairments and accelerated depreciation	—	—	—	—	—	—
Total	$(5)	$2	$3	$—	$4	$4
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring, impairment, and related charges, net, for the nine months ended December 31, 2023 and 2022 consisted of the following:

	Nine Months Ended December 31, 2023
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions (1)	Medical-Surgical Solutions	International	Corporate (1)	Total
Severance and employee-related costs, net	$3	$1	$—	$2	$(1)	$5
Exit and other-related costs (2)	3	6	9	9	24	51
Asset impairments and accelerated depreciation	—	—	—	1	27	28
Total	$6	$7	$9	$12	$50	$84
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
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the nine months ended December 31, 2023:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2023 (1)	$15	$26	$3	$13	$35	$92
Restructuring, impairment, and related charges, net	6	7	9	12	50	84
Non-cash charges	—	—	—	(1)	(27)	(28)
Cash payments	(14)	(28)	(10)	(4)	(33)	(89)
Other (2)	5	—	—	(10)	—	(5)
Balance, December 31, 2023 (3)	$12	$5	$2	$10	$25	$54
(1)As of March 31, 2023, the total reserve balance was $92 million, of which $66 million was recorded in “Other accrued liabilities” and $26 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments and transfers to certain other liabilities.
(3)As of December 31, 2023, the total reserve balance was $54 million, of which $21 million was recorded in “Other accrued liabilities” and $33 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4.    Income Taxes
Income tax expense (benefit) related to continuing operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Income tax expense (benefit)	$(18)	$329	$289	$799
Reported income tax rate	(2.9)%	22.7%	11.0%	21.6%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended December 31, 2023, the Company recognized a net discrete tax benefit of $141 million primarily related to the release of a valuation allowance based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $154 million will be realized and reduced the valuation allowance accordingly. During the nine months ended December 31, 2023, the Company repatriated certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction. The recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result of this repatriation, and in accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, a net discrete tax benefit of $147 million was recognized during the nine months ended December 31, 2023. During the nine months ended December 31, 2022, the Company recognized net discrete tax benefits primarily related to the tax impact of share-based compensation of $55 million.
As of December 31, 2023, the Company had $1.4 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2016 through the current fiscal year.
During the fourth quarter of fiscal 2023, the Internal Revenue Service (“IRS”) communicated proposed adjustments to taxable income reported in the Company’s fiscal 2018 and fiscal 2019 U.S. Federal Corporate Income Tax returns. The adjustments would increase the Company’s federal income tax liability in the range of $600 million to $700 million. The Company disagrees with the proposed adjustments and intends to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. During the first quarter of fiscal 2024, the Company filed a formal protest with the IRS. The Company does not anticipate a final resolution of these matters in the next twelve months. Although the final resolution of these matters is uncertain, the Company believes in the merits of its tax positions and believes that it has adequately reserved for any adjustments to the provision of income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax and interest could have a material adverse effect on the Company’s financial position, results of operations, and cash flows in future periods.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
5.    Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three and nine months ended December 31, 2023 and 2022 were excluded from the computation of diluted earnings (loss) per common share as they were anti-dilutive.
The computations for basic and diluted earnings (loss) per common share were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Income from continuing operations	$630	$1,119	$2,330	$2,899
Net income attributable to noncontrolling interests	(41)	(41)	(119)	(123)
Income from continuing operations attributable to McKesson Corporation	589	1,078	2,211	2,776
Income (loss) from discontinued operations, net of tax	—	1	—	(3)
Net income attributable to McKesson Corporation	$589	$1,079	$2,211	$2,773

Weighted-average common shares outstanding:
Basic	132.5	139.9	134.0	142.5
Effect of dilutive securities:
Stock options	0.1	0.2	0.2	0.3
Restricted stock units (1)	0.7	0.9	0.7	0.9
Diluted	133.3	141.0	134.9	143.7

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$4.42	$7.65	$16.39	$19.32
Discontinued operations	—	0.01	—	(0.02)
Total	$4.42	$7.66	$16.39	$19.30
Basic
Continuing operations	$4.45	$7.70	$16.49	$19.48
Discontinued operations	—	0.01	—	(0.02)
Total	$4.45	$7.71	$16.49	$19.46
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2023	$4,050	$2,005	$2,453	$1,439	$9,947
Goodwill acquired	—	—	—	3	3
Foreign currency translation adjustments, net	—	—	—	30	30
Other adjustments (2)	(7)	—	—	—	(7)
Balance, December 31, 2023	$4,043	$2,005	$2,453	$1,472	$9,973
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
Intangible Assets
Information regarding intangible assets was as follows:

	December 31, 2023				March 31, 2023
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$1,800	$(676)	$1,124	$2,971	$(1,765)	$1,206
Service agreements	10	1,131	(663)	468	1,137	(623)	514
Trademarks and trade names	12	760	(388)	372	833	(430)	403
Technology	10	244	(120)	124	264	(129)	135
Other	6	33	(24)	9	193	(174)	19
Total (1)		$3,968	$(1,871)	$2,097	$5,398	$(3,121)	$2,277
(1)During the third quarter of fiscal 2024, the Company performed a review of its intangible assets and removed from the balance sheet $1.4 billion of fully amortized gross intangible assets and the corresponding accumulated amortization associated with the assets that no longer provide an economic benefit, are no longer in use, or for which the related contract has expired.
All intangible assets were subject to amortization as of December 31, 2023 and March 31, 2023. Amortization expense of intangible assets was $62 million and $57 million for the three months ended December 31, 2023 and 2022, respectively, and $186 million and $170 million for the nine months ended December 31, 2023 and 2022, respectively. Estimated amortization expense of the assets listed in the table above is as follows: $62 million, $240 million, $208 million, $202 million, and $198 million for the remainder of fiscal 2024 and each of the succeeding years through fiscal 2028, respectively, and $1.2 billion thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	December 31, 2023	March 31, 2023
U.S. Dollar notes (1) (2)
3.80% Notes due March 15, 2024	$—	$918
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	499	499
1.30% Notes due August 15, 2026	499	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	—
4.75% Notes due May 30, 2029	196	196
5.10% Notes due July 15, 2033	596	—
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	661	649
1.63% Euro Notes due October 30, 2026	552	542
3.13% Sterling Notes due February 17, 2029	573	555

Lease and other obligations	232	271
Total debt	5,673	5,594
Less: Current portion	48	968
Total long-term debt	$5,625	$4,626
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At December 31, 2023 and March 31, 2023, $5.7 billion and $5.6 billion of total debt was outstanding, respectively, of which $48 million and $968 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.

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
The total gain recognized on the debt extinguishments described above for the nine months ended December 31, 2023 was $9 million and included within “Interest expense” in the Company’s Condensed Consolidated Statement of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility was scheduled to mature in November 2027. On November 7, 2023, the maturity date of the 2022 Credit Facility was extended from November 2027 to November 2028. The 2022 Credit Facility replaced the Company’s previous syndicated $4.0 billion five-year senior unsecured credit facility, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), which was scheduled to mature in September 2024. The 2020 Credit Facility was terminated in connection with the execution of the 2022 Credit Facility. There were no borrowings under the 2020 Credit Facility during the nine months ended December 31, 2022, and no amounts outstanding at the time of its termination. There were no borrowings under the 2022 Credit Facility during the nine months ended December 31, 2023 and no amounts outstanding at December 31, 2023. At December 31, 2023, the Company was in compliance with all covenants under the 2022 Credit Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the nine months ended December 31, 2023, the Company borrowed $4.8 billion and repaid $4.6 billion under the program. During the nine months ended December 31, 2022, the Company borrowed $1.1 billion and repaid $483 million under the program. At December 31, 2023, there were $218 million commercial paper notes outstanding included under the caption “Short-term borrowings” in the Company’s Condensed Consolidated Balance Sheets at a weighted average interest rate of 5.53%. At March 31, 2023, there were no commercial paper notes outstanding.
8.    Hedging Activities
In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives as described below. In accordance with the Company’s policy, derivatives are only used for hedging purposes. The Company does not use derivatives for trading or speculative purposes. The Company uses various counterparties for its derivative contracts to minimize the exposure to credit risk but does not anticipate non-performance by these parties.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
In connection with the sale of the E.U. disposal group in October 2022, the Company reclassified $112 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022. This amount related to the €1.1 billion of Euro-denominated notes described above which were de-designated as net investment hedges, along with certain other Euro-denominated notes which were previously accounted for as net investment hedges and matured in prior periods, and was included in the fiscal 2023 and fiscal 2022 calculations of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.
In connection with the sale of the U.K. disposal group in April 2022, the Company reclassified $26 million of gains from accumulated other comprehensive loss to “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2022. This amount related to the Company’s £450 million of British pound sterling-denominated notes, which were previously accounted for as net investment hedges until de-designated in fiscal 2020, and was included in the fiscal 2022 calculation of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell.
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2023	2022	2023	2022
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes (2)	$—	$(132)	$—	$7
(1)There was no ineffectiveness in these hedges for the three and nine months ended December 31, 2022.
(2)Includes amounts reclassified to earnings of $112 million for the three and nine months ended December 31, 2022.
Derivative Instruments
At December 31, 2023 and March 31, 2023, the notional amounts of the Company’s outstanding derivatives were as follows:

			December 31, 2023		March 31, 2023
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Nov-24 to Mar-25	C$	1,500	C$	1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (5)	USD	Feb-26 to Sep-29		$1,250		$1,250

Derivatives designated as cash flow hedges: (2)
Cross-currency swaps (3)	CAD	Jan-24	C$	400	C$	400
Foreign currency forwards (6)	GBP	Jan-24 to Jul-25		£45		£—
Fixed interest rate swaps (7)	USD	Jun-23		$—		$450
(1)The maturity date reflected is for outstanding derivatives as of December 31, 2023.
(2)There was no ineffectiveness in these hedges for the three and nine months ended December 31, 2023 and 2022.
(3)The Company agreed with third parties to exchange fixed interest payments in one currency for fixed interest payments in another currency at specified intervals and to exchange principal in one currency for principal in another currency, calculated by reference to agreed-upon notional amounts.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(4)Represents cross-currency fixed-to-fixed interest rate swaps to mitigate the foreign currency exchange fluctuations on its foreign currency-denominated notes.
(5)Represents fixed-to-floating interest rate swaps to hedge the changes in fair value caused by fluctuations in the benchmark interest rates.
(6)The Company entered into agreements with financial institutions to hedge the variability of foreign currency exchange fluctuations in future cash payments due to a third party in the United Kingdom for capital expenditures.
(7)The Company entered into agreements with financial institutions to lock in the fixed benchmark interest rate for a future bond issuance, which were terminated during the first quarter of fiscal 2024 as discussed further below.
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
Fair Value Hedges
The Company uses cross-currency swaps to hedge the changes in the fair value of its foreign currency notes resulting from changes in benchmark interest rates and foreign currency exchange rates. The Company also uses interest rate swaps to hedge the changes in the fair value of its U.S. dollar notes resulting from changes in benchmark interest rates. The changes in the fair value of these derivatives and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains from the changes in the Company’s fair value hedges recorded in earnings were largely offset by the losses recorded in earnings on the hedged item. For components excluded from the assessment of hedge effectiveness, the initial value of the excluded component is recognized in accumulated other comprehensive loss and then released into earnings over the life of the hedging instrument. The difference between the change in the fair value of the excluded component and the amount amortized into earnings during the period is recorded in other comprehensive income.
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also enters into forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations were not material for the three and nine months ended December 31, 2023 and 2022.
During the third quarter of fiscal 2024, the Company entered into foreign currency forward contracts designated as cash flow hedges with a notional amount of £45 million to hedge the variability of foreign currency exchange fluctuations in future cash payments due to a third party for capital expenditures.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2023	2022	2023	2022
Derivatives designated as net investment hedges:
Cross-currency swaps	$(27)	$(7)	$(20)	$26

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$9	$(1)	$36	$(6)
Foreign currency forwards	(1)	—	(1)	—
Fixed interest rate swaps	(1)	(85)	15	(30)
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	December 31, 2023			March 31, 2023
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$—	$2	$679	$5	$—	$301
Cross-currency swaps (non-current)	Other non-current assets/liabilities	138	10	2,382	74	2	2,760
Interest rate swaps (non-current)	Other non-current assets/liabilities	—	22	1,250	1	15	1,700
Foreign currency forwards (current)	Other accrued liabilities	—	1	33	—	—	—
Foreign currency forwards (non-current)	Other non-current liabilities	—	—	24	—	—	—
Total		$138	$35		$80	$17
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2023 and March 31, 2023 included investments in money market funds of $432 million and $1.4 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $213 million and $237 million at December 31, 2023 and March 31, 2023, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs. The net realized and unrealized gains and losses as well as impairment charges related to these investments are included within “Other income, net” in the Condensed Consolidated Statements of Operations and were not material for the three and nine months ended December 31, 2023 and 2022.
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
At December 31, 2023 and March 31, 2023, the contingent consideration liability related to the Company’s acquisition of RxSS in November 2022 was measured at fair value on a nonrecurring basis. Refer to Financial Note 2, “Business Acquisitions and Divestitures," for more information on this transaction.

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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and March 31, 2023.
Other Fair Value Disclosures
At December 31, 2023 and March 31, 2023, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, short-term borrowings, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	December 31, 2023		March 31, 2023
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,673	$5,581	$5,594	$5,386
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2023 Annual Report, Financial Note 10 to the Company’s 10-Q filing for the quarterly period ended June 30, 2023, and Financial Note 10 to the Company’s 10-Q filing for the quarterly period ended September 30, 2023, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, the Company is unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a claim because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. Many of the matters described are at preliminary stages, raise novel theories of liability, or seek an indeterminate amount of damages. It is not uncommon for claims to remain unresolved over many years. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and whether it can make a reasonable estimate of the loss or range of loss. When the Company determines that a loss from a claim is probable and reasonably estimable, it records a liability for an estimated amount. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability. Amounts included within “Claims and litigation charges, net” in the Condensed Consolidated Statements of Operations consist of estimated loss contingencies related to opioid-related litigation matters, as well as any applicable income items or credit adjustments due to subsequent changes in estimates.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $1.5 billion as of December 31, 2023, and additionally will pay the Settling Governmental Entities up to approximately $6.3 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $61 million as of December 31, 2023, and additionally will pay approximately $113 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $38 million as of December 31, 2023. The Company also paid $15 million in January 2024 and will pay approximately $99 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
Some other state and local governmental subdivisions did not participate in the Settlement, including certain municipal governments, government hospitals, school districts, and government-affiliated third-party payors. The Company contends that those subdivisions’ claims are foreclosed by the Settlement or other dispositive defenses, but the subdivisions contend that their claims are not foreclosed. The City of Baltimore, Maryland, is one such subdivision, and a trial of its claims is scheduled to begin September 26, 2024. The district attorneys of the City of Philadelphia, Pennsylvania, and Allegheny County, Pennsylvania did not participate in the settlement and sought to bring separate claims against the Company, notwithstanding the settlement with the state of Pennsylvania and its attorney general. On January 26, 2024, the Commonwealth Court of Pennsylvania ruled that the Pennsylvania attorney general had settled and fully released the claims brought by those district attorneys under Pennsylvania’s Unfair Trade Practices and Consumer Protection Law. An accrual for the remaining governmental subdivision claims is reflected in the total estimated liability for opioid-related claims in a manner consistent with how Settlement amounts were allocated to Settling Governmental Entities.
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $84 million as of December 31, 2023, and additionally will pay approximately $112 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
The Company’s estimated accrued liability for the opioid-related claims of U.S. governmental entities, including Native American tribes, was as follows:

(In millions)	December 31, 2023	March 31, 2023
Current litigation liabilities (1)	$516	$548
Long-term litigation liabilities	6,128	6,625
Total litigation liabilities	$6,644	$7,173
(1)These amounts, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the nine months ended December 31, 2023, the Company made payments totaling $529 million associated with the Settlement and the separate settlement agreements for opioid-related claims discussed above.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Non-Governmental Plaintiff Claims
The Company is also a defendant in approximately 400 opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above or in the charges recorded by the Company.
One such case was brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeking to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc., CE19-00472. On March 1, 2023, the jury in that case returned a verdict in favor of the defendants, including the Company. Plaintiffs have appealed. In another case, several hospitals brought suit in the Circuit Court of Conecuh County, Alabama, seeking damages based on the cost of, and profits lost from, treating patients addicted to opioids; trial on the claims of eight of these hospitals is currently scheduled for July 8, 2024. Fort Payne Hospital Corporation et al. v. McKesson Corp., CV-2021-900016.
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
Insurance Coverage Litigation
Two cases pending in the Northern District of California were filed against McKesson by its liability umbrella insurers about policies they issued to the Company for the period 1999-2017, AIU Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa. (together "AIG") and ACE Property and Casualty Insurance Company ("ACE"). AIU Insurance Company et al. v. McKesson Corporation, No. 3:20-cv-07469 (N.D. Cal.) was initiated by AIG in the Northern District of California on October 23, 2020. Ace Property and Casualty Insurance Company v. McKesson Corporation et al., No. 3:20-cv-09356 (N.D. Cal.) was brought by ACE in California state court on November 2, 2020, and was removed by McKesson to federal court, transferred to the Northern District of California, and designated as related to the AIU action. AIG and ACE are seeking declarations that they have no duty to defend or indemnify McKesson in the thousands of lawsuits filed in federal and state courts related to opioids. In both actions, McKesson has asserted claims under the AIG and ACE policies seeking declarations and damages for past and future defense and indemnity costs. On April 5, 2022, the court issued an order granting partial summary judgment to the insurers that the Company’s costs of defending against certain opioid-related litigation, such as legal fees, were not covered by two of the insurance policies. That partial summary judgment order was affirmed by the U.S. Court of Appeals for the Ninth Circuit on January 26, 2024.
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
Share Repurchase Plans
The Board has authorized the repurchase of common stock. The Company may affect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, tax implications, restrictions under the Company’s debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
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
During the three months ended December 31, 2023, the Company repurchased 1.9 million shares of common stock for $868 million through open market transactions at an average price per share of $457.16, of which $41 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for share repurchases that were executed in late December 2023 and settled in early January 2024. During the three months ended September 30, 2023, the Company repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39. During the three months ended June 30, 2023, the Company repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14. Excise taxes of $8 million and $20 million were incurred for the three and nine months ended December 31, 2023, respectively, and $20 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet for shares repurchased during the first nine months of fiscal 2024. As of March 31, 2023, the Company had $27 million accrued within “Other accrued liabilities” for share repurchases that were executed in late March 2023, which settled in early April 2023.
During the three months ended December 31, 2022, the Company repurchased 2.7 million shares of common stock for $1.0 billion through open market transactions at an average price per share of $370.13. During the three months ended September 30, 2022, the Company repurchased 1.5 million shares of common stock for $524 million through open market transactions at an average price per share of $355.75. There were no open market share repurchases during the three months ended June 30, 2022.
In December 2022, the Company entered into an ASR program with a third-party financial institution to repurchase $972 million shares of common stock. The total number of shares repurchased under this ASR program was 2.6 million shares at an average price per share of $369.20. The Company received 2.2 million shares as the initial share settlement, and in February 2023, the Company received an additional 0.4 million shares upon the completion of this ASR program.
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
In July 2023, the Board approved an increase of $6.0 billion in the authorization for the repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at December 31, 2023 was $7.3 billion.
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended December 31, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, September 30, 2023	$(864)	$(9)		$(4)	$(10)	$(887)
Other comprehensive income (loss) before reclassifications	92	(20)	⁽²⁾	5	(1)	76
Amounts reclassified to earnings and other	—	—		—	(1)	(1)
Other comprehensive income (loss)	92	(20)		5	(2)	75
Less: amounts attributable to noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	92	(20)		5	(2)	75
Balance, December 31, 2023	$(772)	$(29)		$1	$(12)	$(812)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended December 31, 2023 include losses of $27 million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $7 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, September 30, 2022	$(1,254)	$109		$63	$(32)	$(1,114)
Other comprehensive income (loss) before reclassifications	96	(5)		8	18	117
Amounts reclassified to earnings and other (2)	280	(119)		(73)	10	98
Other comprehensive income (loss)	376	(124)	(3)	(65)	28	215
Less: amounts attributable to noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	376	(124)		(65)	28	215
Balance, December 31, 2022	$(878)	$(15)		$(2)	$(4)	$(899)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Primarily includes adjustments for amounts related to the divestiture of the E.U. disposal group in October 2022, including the impact of amounts previously attributed to the noncontrolling interest in McKesson Europe, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2023 and fiscal 2022 calculations of charges to remeasure the assets and liabilities of the disposal group to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statemen~~t~~s of Operations. Amounts reclassified to earnings and other includes a net income tax impact of $22 million.
(3)Amounts recorded for the three months ended December 31, 2022 include losses of $132 million related to net investment hedges from Euro-denominated notes and losses of $7 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit of $15 million.
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the nine months ended December 31, 2023 and 2022 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(847)	$(14)		$(36)	$(8)	$(905)
Other comprehensive income (loss) before reclassifications	75	(15)	⁽²⁾	37	(2)	95
Amounts reclassified to earnings and other	—	—		—	(2)	(2)
Other comprehensive income (loss)	75	(15)		37	(4)	93
Less: amounts attributable to noncontrolling interests	—	—		—	—	—
Other comprehensive income (loss) attributable to McKesson	75	(15)		37	(4)	93
Balance, December 31, 2023	$(772)	$(29)		$1	$(12)	$(812)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the nine months ended December 31, 2023 include losses of $20 million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $5 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax		Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(1,504)	$10		$27	$(67)	$(1,534)
Other comprehensive income (loss) before reclassifications	(360)	111		44	32	(173)
Amounts reclassified to earnings and other (2)	1,027	(136)		(73)	34	852
Other comprehensive income (loss)	667	(25)	(3)	(29)	66	679
Less: amounts attributable to noncontrolling interests	41	—		—	3	44
Other comprehensive income (loss) attributable to McKesson	626	(25)		(29)	63	635
Balance, December 31, 2022	$(878)	$(15)		$(2)	$(4)	$(899)
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
(3)Amounts recorded for the nine months ended December 31, 2022 include gains of $7 million related to net investment hedges from Euro-denominated notes and gains of $26 million related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $32 million and gains of $26 million reclassified to earnings related to previously de-designated British pound sterling notes.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
The International segment includes the Company’s operations in Canada and Europe, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies. The Company completed the divestitures of the U.K. disposal group in April 2022 and the E.U. disposal group in October 2022, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.” The Company’s remaining operations in Europe provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies.
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2023	2022	2023	2022
Segment revenues (1)
U.S. Pharmaceutical	$73,023	$61,934	$209,949	$178,940
Prescription Technology Solutions	1,205	1,121	3,589	3,205
Medical-Surgical Solutions	3,031	2,986	8,476	8,421
International	3,639	4,449	10,582	17,235
Total revenues	$80,898	$70,490	$232,596	$207,801

Segment operating profit (2)
U.S. Pharmaceutical (3)	$307	$850	$1,727	$2,442
Prescription Technology Solutions (4)	178	136	647	400
Medical-Surgical Solutions	268	328	739	883
International (5)	126	136	249	93
Subtotal	879	1,450	3,362	3,818
Corporate expenses, net (6)	(203)	67	(571)	49
Interest expense	(64)	(69)	(172)	(169)
Income from continuing operations before income taxes	$612	$1,448	$2,619	$3,698
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, less than 38% of the RxTS segment’s total revenues, less than 2% of the Medical-Surgical Solutions segment’s total revenues, and less than 1% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.
(2)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•a provision for bad debts of $515 million and $725 million for the three and nine months ended December 31, 2023, respectively, related to the bankruptcy of the Company’s customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). In October 2023, Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized a provision for bad debts of $515 million in the third quarter of fiscal 2024 for uncollected trade accounts receivable from sales to Rite Aid in October 2023 prior to its bankruptcy petition filing. The Company also recognized a provision for bad debts of $210 million during the second quarter of fiscal 2024, which represented the uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. These charges were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations;
•cash receipts for the Company’s share of antitrust legal settlements of $23 million and $129 million for the three months ended December 31, 2023 and 2022, respectively, and $220 million and $129 million for the nine months ended December 31, 2023 and 2022, respectively. These gains were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•charges of $2 million and $5 million related to the last-in, first-out (“LIFO”) method of accounting for inventories for the three months ended December 31, 2023 and 2022, respectively, and a charge of $89 million and a credit of $31 million for the nine months ended December 31, 2023 and 2022, respectively. These charges and credits were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations; and
•a gain of $142 million for the nine months ended December 31, 2022 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statements of Operations.
(4)The Company’s RxTS segment’s operating profit for the three and nine months ended December 31, 2023 includes fair value adjustment gains of $2 million and $78 million, respectively, which reduced the Company’s contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(5)The Company’s International segment’s operating profit for the three and nine months ended December 31, 2022 includes charges of $3 million and $240 million, respectively, to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(6)Corporate expenses, net includes the following:
•restructuring charges of $50 million and $38 million for the nine months ended December 31, 2023 and 2022, respectively, for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•gains of $34 million and $306 million for the three and nine months ended December 31, 2022, respectively, primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•a gain of $126 million for the three and nine months ended December 31, 2022 related to a cash payment received for the early termination of a tax receivable agreement exercised by Change Healthcare Inc. and was recorded within “Other income, net” in the Condensed Consolidated Statements of Operations; and
•a gain of $97 million for the three and nine months ended December 31, 2022 from the termination of fixed interest rate swaps accounted for as cash flow hedges, as discussed in more detail in Financial Note 8, “Hedging Activities.”

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
•International is a reportable segment that includes our operations in Canada and Europe, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our operations in Canada deliver medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health pharmacies. During fiscal 2023, we completed transactions to sell certain of our businesses in the European Union (“E.U. disposal group”), and our retail and distribution businesses in the United Kingdom (“U.K. disposal group”). Our remaining operations in Europe provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information regarding these divestiture transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and nine months ended December 31, 2023:
•For the three months ended December 31, 2023 compared to the prior year, revenues increased by 15%, gross profit decreased by 1%, total operating expenses increased by 30%, and other income, net decreased by $242 million. For the nine months ended December 31, 2023 compared to the prior year, revenues increased by 12%, gross profit decreased by 1%, total operating expenses increased by 11%, and other income, net decreased by $368 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation decreased to $4.42 from $7.65 for the three months ended December 31, 2023 and decreased to $16.39 from $19.32 for the nine months ended December 31, 2023 compared to the respective prior year periods;
•For the three and nine months ended December 31, 2023, we recorded a provision for bad debts of $515 million and $725 million, respectively, related to the bankruptcy of our customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”), in October 2023. Refer to the “Trends and Uncertainties” section below for more information;
•We received $23 million and $220 million for the three and nine months ended December 31, 2023, respectively, related to our share of antitrust legal settlements. These amounts were recorded as a gain within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment;
•For the three and nine months ended December 31, 2023, we recognized a discrete tax benefit of $154 million related to the release of a valuation allowance based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•For the nine months ended December 31, 2023, we recognized a net discrete tax benefit of $147 million related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions;
•During the three and nine months ended December 31, 2023, we recorded fair value adjustment gains of $2 million and $78 million, respectively, related to the contingent consideration liability recognized as part of our acquisition of Rx Savings Solutions, LLC. The gains, within Prescription Technology Solutions, resulted from remeasurement of the liability to fair value at the end of each reporting period based on the estimated amount and timing of projected operational and financial information and the probability of achievement of performance milestones;
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
•On June 16, 2023, we completed a cash tender offer for any and all of the 2024 Notes with a principal amount of $918 million, which was made concurrently with the June 15, 2023 notes offering described above. Using a portion of the net proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million of principal amount of the 2024 Notes plus any accrued and unpaid interest;
•Following the consummation of the cash tender offer discussed above, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it becomes due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date. Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information; and
•We returned $2.6 billion of cash to shareholders during the nine months ended December 31, 2023 through $2.3 billion of common stock repurchases through open market transactions and $232 million of dividend payments. In July 2023, our Board of Directors (the “Board”) approved an increase of $6.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend to $0.62 from $0.54 per share of common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at December 31, 2023 was $7.3 billion.
Trends and Uncertainties:
Legislative Developments
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. We do not anticipate that this legislation will have a material impact on our consolidated financial statements or related disclosures; however, we continue to evaluate the impact of these legislative changes. Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further details regarding excise taxes incurred on our share repurchases during the three and nine months ended December 31, 2023.
COVID-19
The U.S. federal government and World Health Organization suspended their respective public health emergencies in regards to the SARS-CoV-2 coronavirus (“COVID-19”) in May 2023. In the second quarter of fiscal 2024, we began transitioning the distribution of COVID-19 vaccines to commercial channels, the results of which are included primarily within our U.S. Pharmaceutical and Medical-Surgical Solutions segments. The impacts from COVID-19 related items were not material to revenues and operating profit for the three and nine months ended December 31, 2023. For additional disclosure of trends and uncertainties due to COVID-19, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2023 Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 10, “Commitments and Contingent Liabilities,” to the condensed consolidated financial statements accompanying this Quarterly Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. The plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. The Company believes it has valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and it intends to mount a vigorous defense. Other than as to the settlement agreements and the U.S. governmental subdivision claims described in Financial Note 10, the Company has not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations. During the nine months ended December 31, 2023, the Company made payments totaling $529 million associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes. Our total estimated liability for opioid-related claims was $6.6 billion as of December 31, 2023, of which $516 million was included within “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
Rite Aid Bankruptcy Proceedings
In October 2023, our customer Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, we recorded provisions for bad debts of $515 million and $725 million during the three and nine months ended December 31, 2023, respectively. The provision for bad debts of $515 million recorded in the third quarter of fiscal 2024 related to uncollected trade accounts receivable from sales to Rite Aid in October 2023 prior to its bankruptcy petition filing. During the second quarter of fiscal 2024, we recorded a provision for bad debts of $210 million, which represented the uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. These charges were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations and included within the U.S. Pharmaceutical segment.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	2022	Change		2023	2022	Change
Revenues	$80,898	$70,490	15%		$232,596	$207,801	12%
Gross profit	3,152	3,174	(1)		9,243	9,292	(1)
Gross profit margin	3.90%	4.50%	(60)	bp	3.97%	4.47%	(50)	bp
Total operating expenses	$(2,510)	$(1,933)	30%		$(6,550)	$(5,891)	11%
Total operating expenses as a percentage of revenues	3.10%	2.74%	36	bp	2.82%	2.83%	(1)	bp
Other income, net	$34	$276	(88)%		$98	$466	(79)%
Interest expense	(64)	(69)	(7)		(172)	(169)	2
Income from continuing operations before income taxes	612	1,448	(58)		2,619	3,698	(29)
Income tax benefit (expense)	18	(329)	105		(289)	(799)	(64)
Reported income tax rate	(2.9)%	22.7%	(2,560)	bp	11.0%	21.6%	(1,060)	bp
Income from continuing operations	$630	$1,119	(44)%		$2,330	$2,899	(20)%
Income (loss) from discontinued operations, net of tax	—	1	(100)		—	(3)	(100)
Net income	630	1,120	(44)		2,330	2,896	(20)
Net income attributable to noncontrolling interests	(41)	(41)	—		(119)	(123)	(3)
Net income attributable to McKesson Corporation	$589	$1,079	(45)%		$2,211	$2,773	(20)%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$4.42	$7.65	(42)%		$16.39	$19.32	(15)%
Discontinued operations	—	0.01	(100)		—	(0.02)	(100)
Total	$4.42	$7.66	(42)%		$16.39	$19.30	(15)%

Weighted-average diluted common shares outstanding	133.3	141.0	(5)%		134.9	143.7	(6)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three and nine months ended December 31, 2023 compared to the same prior year periods largely due to market growth in our U.S. Pharmaceutical segment, including higher volumes from retail national account customers and growth in specialty pharmaceuticals. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was partially offset by lower revenues in our International segment driven by the completed divestiture of our E.U. disposal group and unfavorable effects of foreign currency exchange fluctuations.
Gross Profit
Gross profit decreased for the three and nine months ended December 31, 2023 compared to the same prior year periods primarily driven by the completed divestiture of our E.U. disposal group within our International segment, partially offset by growth of specialty pharmaceuticals, our share of antitrust legal settlements received in the first nine months of fiscal 2024, increased contributions from our generics programs in our U.S. Pharmaceutical segment, and increased technology services revenue from higher volumes in our RxTS segment.
We recognized gains of $23 million and $129 million for the three months ended December 31, 2023 and 2022, respectively, and $220 million and $129 million for the nine months ended December 31, 2023 and 2022, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
Last-in, first-out (“LIFO”) inventory charges recognized during the three months ended December 31, 2023 and 2022 were comparable, with $2 million and $5 million recorded in the third quarter of fiscal 2024 and fiscal 2023, respectively. A LIFO charge of $89 million and a credit of $31 million were recognized during the nine months ended December 31, 2023 and 2022, respectively, primarily due to higher brand inventory levels, slightly higher estimated brand inflation, lower estimated generics deflation, as well as lower off patent launch activity.
Our U.S. Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO adjustment is based on our estimates of the annual LIFO adjustment which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO adjustment. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and nine months ended December 31, 2023 and 2022 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): SDG&A consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, remeasurement charges to the lower of carrying value or fair value less costs to sell, provisions for bad debts, and other general charges.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2023	2022	Change		2023	2022	Change
Selling, distribution, general, and administrative expenses	$2,506	$1,903	32%		$6,468	$5,812	11%
Claims and litigation charges, net	—	(1)	(100)		(2)	(5)	(60)
Restructuring, impairment, and related charges, net	4	31	(87)		84	84	—
Total operating expenses	$2,510	$1,933	30%		$6,550	$5,891	11%
Percent of revenues	3.10%	2.74%	36	bp	2.82%	2.83%	(1) bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three and nine months ended December 31, 2023, total operating expenses increased compared to the same prior year periods. Total operating expenses as a percentage of revenues increased for the three months ended December 31, 2023, however slightly decreased for the nine months ended December 31, 2023, when compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and nine months ended December 31, 2023 includes a provision for bad debts of $515 million and $725 million, respectively, related to the bankruptcy of Rite Aid in October 2023. Refer to the Rite Aid Bankruptcy Proceedings section of "Trends and Uncertainties" for further discussion;
•SDG&A for the three and nine months ended December 31, 2023 includes fair value adjustment gains of $2 million and $78 million, respectively, which reduced our contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•SDG&A for the three and nine months ended December 31, 2023 was impacted by lower operating expenses from the completed divestiture of our E.U. disposal group in fiscal 2023, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•Claims and litigation charges, net was not material. Refer to the Opioid-Related Litigation and Claims section of "Trends and Uncertainties" for further discussion; and
•Restructuring, impairment, and related charges, net were $4 million and $31 million, respectively, for the three months ended December 31, 2023 and 2022 and $84 million for each of the nine months ended December 31, 2023 and 2022, as discussed in more detail below under “Restructuring Initiatives.”
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2024 and fiscal 2023 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three and nine months ended December 31, 2023 and 2022. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods, including our McKesson Canada reporting unit within our International segment, where the risk of a material goodwill impairment is higher than other reporting units.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $4 million and $31 million for the three months ended December 31, 2023 and 2022, respectively, and $84 million for each of the nine months ended December 31, 2023 and 2022. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions and the exit or downsizing of certain facilities. We anticipate total charges of approximately $125 million across our RxTS and U.S. Pharmaceutical segments as well as Corporate, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, as well as long-lived asset impairments. Of this amount, $101 million of cumulative charges were recorded through December 31, 2023. For the three and nine months ended December 31, 2023, we recorded charges of $2 million and $41 million related to this program, respectively, which primarily includes real estate and other related asset impairments and facility costs within Corporate. This restructuring program is anticipated to be substantially complete by the end of fiscal 2024.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net decreased for the three and nine months ended December 31, 2023 compared to the same prior year periods primarily due to:
•a gain in the third quarter of fiscal 2023 of $126 million due to the cash received for the early termination of a tax receivable agreement (“TRA”) entered into as part of the formation of the joint venture with Change Healthcare Inc. (“Change”). This gain was recorded within Corporate expenses, net;
•a gain in the third quarter of fiscal 2023 of $97 million from the termination of fixed interest rate swaps accounted for as cash flow hedges within Corporate expenses, net; and
•a gain in the second quarter of fiscal 2023 of $142 million related to the exit of one of our investments in equity securities held within our U.S. Pharmaceutical segment.
Interest Expense
Interest expense decreased for the three months ended December 31, 2023 compared to the same prior year period primarily driven by changes in our loan portfolio. Interest expense increased for the nine months ended December 31, 2023 compared to the same prior year period primarily due to the impact of higher interest rates on our debt and derivative portfolios, partially offset by a $9 million gain on debt extinguishment in the first quarter of fiscal 2024. Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Income Tax (Benefit) Expense
For the three months ended December 31, 2023 and 2022, we recorded income tax (benefit) of ($18 million) and expense of $329 million, respectively. For the nine months ended December 31, 2023 and 2022, we recorded income tax expense of $289 million and $799 million, respectively. Our reported income tax rates were (2.9)% and 22.7% for the three months ended December 31, 2023 and 2022, respectively, and 11.0% and 21.6% for the nine months ended December 31, 2023 and 2022, respectively.
Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions and discrete tax items recognized in the quarters. We recognized a net discrete tax benefit of $141 million in the three months ended December 31, 2023, including $154 million related to the release of a valuation allowance based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. We also recognized a net discrete tax benefit of $147 million in the nine months ended December 31, 2023 primarily related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax, was $1 million and ($3 million) for the three and nine months ended December 31, 2022, respectively. Subsequent to our divestiture of the E.U. disposal group in October 2022, we no longer have discontinued operations.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended December 31, 2023 and 2022 primarily represents the proportionate results of third-party equity interests in the Company’s consolidated entities of ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. Net income attributable to noncontrolling interests also includes the proportionate results of third-party equity interest in SCRI Oncology, LLC (“SCRI Oncology”) from its formation on October 31, 2022.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $589 million and $1.1 billion for the three months ended December 31, 2023 and 2022, respectively, and $2.2 billion and $2.8 billion for the nine months ended December 31, 2023 and 2022, respectively. Diluted earnings per common share attributable to McKesson Corporation was $4.42 and $7.66 for the three months ended December 31, 2023 and 2022, respectively, and $16.39 and $19.30 for the nine months ended December 31, 2023 and 2022, respectively. Our diluted earnings per share also reflects the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 133.3 million and 141.0 million for the three months ended December 31, 2023 and 2022, respectively, and 134.9 million and 143.7 million for the nine months ended December 31, 2023 and 2022, respectively. Weighted-average diluted shares outstanding for the three and nine months ended December 31, 2023 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Segment revenues
U.S. Pharmaceutical	$73,023	$61,934	18%	$209,949	$178,940	17%
Prescription Technology Solutions	1,205	1,121	7	3,589	3,205	12
Medical-Surgical Solutions	3,031	2,986	2	8,476	8,421	1
International	3,639	4,449	(18)	10,582	17,235	(39)
Total revenues	$80,898	$70,490	15%	$232,596	$207,801	12%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
U.S. Pharmaceutical
Three Months Ended December 31, 2023 vs. 2022
U.S. Pharmaceutical revenues for the three months ended December 31, 2023 increased $11.1 billion or 18% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $9.8 billion and sales to specialty practices and other increased $1.3 billion. Overall, these increases were primarily due to market growth, including growth in specialty pharmaceuticals and higher volumes from retail national account customers, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions.
Nine Months Ended December 31, 2023 vs. 2022
U.S. Pharmaceutical revenues for the nine months ended December 31, 2023 increased $31.0 billion or 17% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $28.2 billion and sales to specialty practices and other increased $2.8 billion. Overall, these increases were primarily due to market growth, including higher volumes from retail national account customers and growth in specialty pharmaceuticals, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions and unfavorability from one less sales day compared to the same prior year period.
Prescription Technology Solutions
Three Months Ended December 31, 2023 vs. 2022
RxTS revenues for the three months ended December 31, 2023 increased $84 million or 7% compared to the same prior year period due to higher technology service revenues and increased volumes primarily in our third-party logistics and wholesale distribution services.
Nine Months Ended December 31, 2023 vs. 2022
RxTS revenues for the nine months ended December 31, 2023 increased $384 million or 12% compared to the same prior year period due to higher technology service revenues and increased volumes primarily in our third-party logistics and wholesale distribution services.
Medical-Surgical Solutions
Three Months Ended December 31, 2023 vs. 2022
Medical-Surgical Solutions revenues for the three months ended December 31, 2023 increased $45 million or 2% compared to the same prior year period. Within the segment, sales to primary care customers increased $77 million and sales to our extended care customers increased by $31 million, driven by underlying business growth. These increases were partially offset by our Other segment sales which declined by $63 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2023 vs. 2022
Medical-Surgical Solutions revenues for the nine months ended December 31, 2023 increased $55 million or 1% compared to the same prior year period. Within the segment, sales to our extended care customers increased $159 million and sales to our primary care customers increased $57 million driven by underlying business growth. Other sales declined $161 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
Three Months Ended December 31, 2023 vs. 2022
International revenues for the three months ended December 31, 2023 decreased $810 million or 18%, including unfavorable effects of foreign currency exchange fluctuations of $25 million, compared to the same prior year period. Within the segment, sales in Europe declined by $913 million largely due to the completed divestiture of our E.U. disposal group in the third quarter of fiscal 2023, partially offset by increased sales in Canada of $128 million which was primarily driven by higher pharmaceutical distribution volumes.
Nine Months Ended December 31, 2023 vs. 2022
International revenues for the nine months ended December 31, 2023 decreased $6.7 billion or 39%, including unfavorable effects of foreign currency exchange fluctuations of $324 million, compared to the same prior year period. Within the segment, sales in Europe declined by $6.9 billion largely due to the completed divestiture of our E.U. disposal group in the third quarter of fiscal 2023, partially offset by increased sales in Canada of $520 million which was primarily driven by higher pharmaceutical distribution volumes.
Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2023	2022	Change		2023	2022	Change
Segment operating profit (1)
U.S. Pharmaceutical (2)	$307	$850	(64)%		$1,727	$2,442	(29)%
Prescription Technology Solutions (3)	178	136	31		647	400	62
Medical-Surgical Solutions	268	328	(18)		739	883	(16)
International (4)	126	136	(7)		249	93	168
Subtotal	879	1,450	(39)		3,362	3,818	(12)
Corporate expenses, net (5)	(203)	67	(403)		(571)	49	—
Interest expense	(64)	(69)	(7)		(172)	(169)	2
Income from continuing operations before income taxes	$612	$1,448	(58)%		$2,619	$3,698	(29)%

Segment operating profit margin
U.S. Pharmaceutical	0.42%	1.37%	(95)	bp	0.82%	1.36%	(54)	bp
Prescription Technology Solutions	14.77	12.13	264		18.03	12.48	555
Medical-Surgical Solutions	8.84	10.98	(214)		8.72	10.49	(177)
International	3.46	3.06	40		2.35	0.54	181
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•a provision for bad debts of $515 million and $725 million for the three and nine months ended December 31, 2023, respectively, related to the bankruptcy of Rite Aid in October 2023, as discussed in more detail in the “Trends and Uncertainties” section;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•cash receipts for our share of antitrust legal settlements of $23 million and $129 million for the three months ended December 31, 2023 and 2022, respectively, and $220 million and $129 million for the nine months ended December 31, 2023 and 2022, respectively;
•charges of $2 million and $5 million related to the LIFO method of accounting for inventories for the three months ended December 31, 2023 and 2022, respectively, and a charge of $89 million and a credit of $31 million for the nine months ended December 31, 2023 and 2022, respectively; and
•a gain of $142 million for the nine months ended December 31, 2022 related to the exit of one of our investments in equity securities in July 2022 for proceeds of $179 million, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statements of Operations.
(3)Operating profit for our RxTS segment for the three and nine months ended December 31, 2023 includes fair value adjustment gains of $2 million and $78 million, respectively, which reduced our contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(4)Operating profit for our International segment for the three and nine months ended December 31, 2022 includes charges of $3 million and $240 million, respectively, to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(5)Corporate expenses, net includes the following:
•restructuring charges of $50 million and $38 million for the nine months ended December 31, 2023 and 2022, respectively, for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•gains of $34 million and $306 million for the three and nine months ended December 31, 2022, respectively, primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a gain of $126 million for the three and nine months ended December 31, 2022 related to the cash payment received for the early termination of our TRA with Change; and
•a gain of $97 million for the three and nine months ended December 31, 2022 from the termination of fixed interest rate swaps accounted for as cash flow hedges.
U.S. Pharmaceutical
Three Months Ended December 31, 2023 vs. 2022
Operating profit for this segment decreased for the three months ended December 31, 2023 compared to the same prior year period primarily due to a provision for bad debts of $515 million related to the bankruptcy of Rite Aid in October 2023, a decrease from net cash proceeds received representing our share of antitrust legal settlements, and an increase in operating expenses to support higher volumes, partially offset by growth in specialty pharmaceuticals.
Nine Months Ended December 31, 2023 vs. 2022
Operating profit for this segment decreased for the nine months ended December 31, 2023 compared to the same prior year period primarily due to a provision for bad debts of $725 million related to the bankruptcy of Rite Aid in October 2023, a gain of $142 million related to the exit of one of our investments in equity securities in fiscal 2023, a LIFO charge in the first nine months of fiscal 2024 compared to a credit in the same prior year period, and an increase in operating expenses to support higher volumes, partially offset by growth in specialty pharmaceuticals, an increase from net cash proceeds received representing our share of antitrust legal settlements, and increased contributions from our generics programs.
Prescription Technology Solutions
Three Months Ended December 31, 2023 vs. 2022
Operating profit for this segment increased for the three months ended December 31, 2023 compared to the same prior year period driven by increased volumes from our access solutions, primarily related to prior authorization services.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2023 vs. 2022
Operating profit for this segment increased for the nine months ended December 31, 2023 compared to the same prior year period driven by increased volumes, primarily from growth in our access solutions related to prior authorization services, and fair value adjustment gains which reduced our contingent consideration liability related to the RxSS acquisition.
Medical-Surgical Solutions
Three Months Ended December 31, 2023 vs. 2022
Operating profit for this segment decreased for the three months ended December 31, 2023 compared to the same prior year period due to a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines, partially offset by growth in our extended care business.
Nine Months Ended December 31, 2023 vs. 2022
Operating profit for this segment decreased for the nine months ended December 31, 2023 compared to the same prior year period due to a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and higher expenses to support business growth, partially offset by growth in our extended care business.
International
Three Months Ended December 31, 2023 vs. 2022
Operating profit for this segment decreased for the three months ended December 31, 2023 compared to the same prior year period primarily as a result of lower contributions from the European operations divested in fiscal 2023, partially offset by remeasurement charges recorded in the prior year related to the E.U. disposal group.
Nine Months Ended December 31, 2023 vs. 2022
Operating profit for this segment increased for the nine months ended December 31, 2023 compared to the same prior year period primarily as a result of remeasurement charges recorded in the prior year related to the E.U. disposal group, partially offset by lower contributions from the European operations divested in fiscal 2023.
Corporate Expenses, Net
Three Months Ended December 31, 2023 vs. 2022
Corporate expenses, net increased for the three months ended December 31, 2023 compared to the same prior year period primarily as a result of gains in the third quarter of fiscal 2023 of $126 million related to the cash payment received for the early termination of our TRA with Change, $97 million from the termination of fixed interest rate swaps accounted for as cash flow hedges, and remeasurement gains recorded in the prior year related to the E.U. disposal group.
Nine Months Ended December 31, 2023 vs. 2022
Corporate expenses, net increased for the nine months ended December 31, 2023 compared to the same prior year period primarily due to:
•prior year remeasurement gains related to the E.U. disposal group;
•a gain in the third quarter of 2023 related to the cash payment received for the early termination of our TRA with Change;
•a gain in the third quarter of 2023 related to the termination of fixed interest rate swaps accounted for as cash flow hedges; and
•higher restructuring charges recorded in fiscal 2024.
These were partially offset by a favorable impact to interest income from higher interest rates on certain of our cash balances compared to the prior year period.

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
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At December 31, 2023, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Nine Months Ended December 31,
(Dollars in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$167	$1,834	$(1,667)
Investing activities	(495)	(298)	(197)
Financing activities	(2,374)	(3,178)	804
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6	15	(9)
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale (1)	—	470	(470)
Net change in cash, cash equivalents, and restricted cash	$(2,696)	$(1,157)	$(1,539)
(1)The fiscal 2023 change reflects a reversal of cash, cash equivalents, and restricted cash previously classified as assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities.
Operating Activities
Operating activities provided cash of $167 million and $1.8 billion during the nine months ended December 31, 2023 and 2022, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the nine months ended December 31, 2023 were affected by net income of $2.3 billion, adjusted for non-cash items, including a provision for bad debts of $725 million related to the bankruptcy of Rite Aid in October 2023, as well as increases in receivables of $4.3 billion, accounts payable of $4.2 billion, and inventories of $2.4 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $529 million due to payments made during the first nine months of fiscal 2024 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, as discussed in more detail in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Operating activities for the nine months ended December 31, 2022 were affected by net income of $2.9 billion, adjusted for non-cash items and changes in receivables, drafts and accounts payables, and inventories classified as held for sale, as well as increases in drafts and accounts payable of $3.5 billion, receivables of $2.2 billion, and inventories of $2.2 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $1.0 billion due to payments made during the nine months of fiscal 2023 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, as discussed in more detail in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Investing Activities
Investing activities used cash of $495 million and $298 million during the nine months ended December 31, 2023 and 2022, respectively. Investing activities for the nine months ended December 31, 2023 and 2022 includes $418 million and $376 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software.
Investing activities for the nine months ended December 31, 2022 include $856 million of net cash payments for acquisitions, including $600 million for our acquisition of RxSS and $173 million for our contribution for the formation of SCRI Oncology. Investing activities for the nine months ended December 31, 2022 reflects proceeds from sales of businesses and investments of $1.1 billion, including cash proceeds, net of cash divested, of $573 million from the completed divestiture of our E.U. disposal group, $202 million of net cash proceeds from the completed divestiture of our U.K. disposal group in April 2022, and $179 million of cash proceeds from the exit of one of our investments in equity securities in July 2022.
Financing Activities
Financing activities used cash of $2.4 billion and $3.2 billion during the nine months ended December 31, 2023 and 2022, respectively. On June 15, 2023, we completed a public offering of 4.90% Notes due July 15, 2028 in a principal amount of $400 million and 5.10% Notes due July 15, 2033 in a principal amount of $600 million, for proceeds received, net of discounts and offering expenses, of $397 million and $592 million, respectively. A portion of the net proceeds from these notes was utilized to fund the repurchase of our 2024 Notes discussed below, while the remaining net proceeds was available for general corporate purposes.
On June 16, 2023, we completed a cash tender offer for any and all of our 2024 Notes with a principal amount of $918 million, which was made concurrently with the June 15, 2023 notes offering described above. Using a portion of the proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million principal amount of the 2024 Notes. Following the consummation of this tender offer, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it becomes due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date.
In November 2022, we entered into a term loan credit facility which provided an unsecured term loan facility up to $500 million. We drew $500 million of cash on the loan in December 2022 which was used for general corporate purposes. Also in December 2022, we retired our $400 million outstanding principal amount of 2.70% notes upon maturity using cash on hand.
Financing activities for the nine months ended December 31, 2023 and 2022 includes $2.3 billion and $3.5 billion of cash paid for share repurchases, as well as $232 million and $216 million of cash paid for dividends, respectively. Financing activities also includes cash receipts of $4.8 billion and $1.1 billion, and repayments of $4.6 billion and $483 million for the nine months ended December 31, 2023 and 2022, respectively, for short-term borrowings, primarily commercial paper.
Cash used for other financing activities generally includes the cash value of shares surrendered for tax withholding and payments to noncontrolling interests.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Share Repurchase Plans
The Board has authorized the repurchase of common stock. We may affect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (“Exchange Act”). The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock.
During the three months ended December 31, 2023, we repurchased 1.9 million shares of common stock for $868 million through open market transactions at an average price per share of $457.16, of which $41 million was accrued within “Other accrued liabilities” in our Condensed Consolidated Balance Sheet for share repurchases that were executed in late December 2023 and settled in early January 2024. During the three months ended September 30, 2023, we repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39. During the three months ended June 30, 2023, we repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14. Excise taxes of $8 million and $20 million were incurred for the three and nine months ended December 31, 2023, respectively, and $20 million was accrued within “Other accrued liabilities” in our Condensed Consolidated Balance Sheet for shares repurchased during the first nine months of fiscal 2024. As of March 31, 2023, we had $27 million accrued within “Other accrued liabilities” for share repurchases that were executed in late March 2023, which settled in early April 2023.
During the three months ended December 31, 2022, we repurchased 2.7 million shares of common stock for $1.0 billion through open market transactions at an average price per share of $370.13. During the three months ended September 30, 2022, we repurchased 1.5 million shares of common stock for $524 million through open market transactions at an average price per share of $355.75. There were no open market share repurchases during the three months ended June 30, 2022.
In December 2022, we entered into an ASR program with a third-party financial institution to repurchase $972 million shares of common stock. The total number of shares repurchased under this ASR program was 2.6 million shares at an average price per share of $369.20. We received 2.2 million shares as the initial share settlement, and in February 2023, we received an additional 0.4 million shares upon the completion of this ASR program.
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
In July 2023, the Board approved an increase of $6.0 billion in the authorization for the repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at December 31, 2023 was $7.3 billion.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2023	March 31, 2023
Cash, cash equivalents, and restricted cash	$1,983	$4,679
Working capital	(4,021)	(3,665)
Debt to capital ratio (1)	126.7%	120.5%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as the sum of short-term borrowings and total debt divided by the sum of short-term borrowings, total debt, and McKesson stockholders’ deficit, which excludes noncontrolling interests and accumulated other comprehensive loss.
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
Our cash and cash equivalents balance as of December 31, 2023 and March 31, 2023 included approximately $790 million and $1.3 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, inventories, and prepaid expenses, net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, current portion of operating lease liabilities, and other accrued liabilities. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital decreased at December 31, 2023 compared to March 31, 2023 primarily due to an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, a decrease in cash and cash equivalents, and an increase in short-term borrowings outstanding at December 31, 2023. These were partially offset by an increase in receivables, net and inventories, driven by higher revenues and timing, and a decrease in the current portion of long-term debt largely funded by an issuance of long-term debt in the first quarter of fiscal 2024.
Our debt to capital ratio increased for the nine months ended December 31, 2023 due to share repurchases and dividend payments as well as repayments of long-term debt, partially offset by net income attributable to McKesson for the year, issuance of new long-term debt, and net issuance of commercial paper notes during fiscal 2024.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.6 billion as of December 31, 2023 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, expectations, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2023 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
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
Item 4.Controls and Procedures.
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

McKESSON CORPORATION
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our Board of Directors has authorized the repurchase of common stock. We may affect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Exchange Act. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions.
Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three and nine months ended December 31, 2023 and 2022.
The following table provides information on the Company’s share repurchases during the three months ended December 31, 2023:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
October 1, 2023 – October 31, 2023	0.1	$437.63	0.1	$8,056
November 1, 2023 – November 30, 2023	0.6	456.54	0.6	7,770
December 1, 2023 – December 31, 2023	1.2	452.66	1.2	7,251
Total	1.9		1.9
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $8 million of excise taxes incurred on share repurchases for the three months ended December 31, 2023. The remaining authorization outstanding for repurchases of common stock excludes $20 million of excise taxes incurred on share repurchases for the nine months ended December 31, 2023.
(3)In July 2022 and July 2023, the Board authorized the Company to repurchase up to an additional $4.0 billion and $6.0 billion shares of common stock, respectively, both of which have no expiration date.

McKESSON CORPORATION

Item 3.Defaults Upon Senior Securities.
None.

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
Pre-arranged Trading Plans
The following discussion includes trading arrangements adopted, modified, or terminated by our directors and officers during the three months ended December 31, 2023.
On November 3, 2023, LeAnn Smith, our Executive Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 2,848 shares of the Company’s common stock. The duration of the trading arrangement is until November 25, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during a trading window period and Ms. Smith represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On November 16, 2023, Thomas Rodgers, our Executive Vice President and Chief Strategy and Business Development Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 5,889 shares of the Company’s common stock. The duration of the trading arrangement is until November 7, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during a trading window period and Mr. Rodgers represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On November 21, 2023, Britt Vitalone, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 15,768 shares of the Company’s common stock. The duration of the trading arrangement is until November 25, 2024, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during a trading window period and Mr. Vitalone represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description

10.1
Extension Notice Acknowledgement to Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2023, File No. 1-13252).

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

†    Filed herewith.
††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 7, 2024	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 7, 2024	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller