Form 10-K
period 2024-03-31
MCKESSON CORP
filed 2024-05-08
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2023, was approximately $57.8 billion.
Number of shares of common stock outstanding on April 30, 2024: 129,985,514
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its calendar year 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

Table of Contents	Item 1 Index
McKESSON CORPORATION
PART I
Item 1.    Business.
General
McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us” and other similar pronouns), which traces its business roots to 1833, is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. Our teams partner with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year refers to the Company’s fiscal year. The Company was incorporated on July 7, 1994 in the State of Delaware.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on the Company’s website (www.mckesson.com under the “Investors — Financials — SEC Filings” caption) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The content on any website referred to in this Annual Report on Form 10-K (“Annual Report”) is not incorporated by reference into this report, unless expressly noted otherwise. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is www.sec.gov.

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
Our Prescription Technology Solutions segment helps solve medication access, affordability, and adherence challenges for patients by working across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma. RxTS serves our biopharma and life sciences partners, delivering innovative solutions that help people get the medicine they need to live healthier lives. RxTS also offers prescription price transparency, benefit insight, dispensing support services, as well as third-party logistics and wholesale distribution support designed to benefit stakeholders.
Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. We offer more than 245,000 national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers in the U.S.
Our International segment provides distribution and services to wholesale, institutional, and retail customers in Canada and Europe where we own, partner, or franchise with retail pharmacies, and support better, safer patient care by delivering vital medicines, supplies, and information technology solutions.
U.S. Pharmaceutical Segment:
Our U.S. Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar, and OTC pharmaceutical drugs along with other healthcare-related products to customers. This business provides solutions and services to pharmacies, hospitals, oncology and other specialty practices, pharmaceutical manufacturers, biopharma partners, physicians, payors, and patients throughout the U.S. We also source generic pharmaceutical drugs through our ClarusONE Sourcing Services LLP joint venture with Walmart Inc. (“ClarusONE”).
Our U.S. Pharmaceutical segment operates and serves customers through a network of 27 distribution centers in the U.S., including two strategic redistribution centers. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability, and product availability. For example, we offer McKesson ConnectSM, an internet-based ordering system that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation, and account management functionality. We make extensive use of technology as an enabler to ensure customers have the right products at the right time in the right place.
To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology, which is an analytical approach that emphasizes setting high-quality objectives, collecting data, and analyzing results to a fine degree in order to improve processes, reduce costs, and enhance service accuracy and safety. We provide solutions to our customers including supply management technology, world-class marketing programs, managed care, repackaging products, and services to help them meet their business and quality goals. We continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers, as well as make investments to increase capacity and automation.
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
Community Pharmacy and Health: We strengthen the overall health of community pharmacies and elevate the role they play in people’s lives. We accomplish this by providing supply chain excellence, pharmacy and patient solutions, as well as supporting independent pharmacies through industry and legislative advocacy. Our pharmacy and patient solutions include:

•Health Mart® – A national network of approximately 4,500 independently-owned pharmacies and one of the industry’s most comprehensive pharmacy franchise programs. Health Mart provides franchisees support for operational excellence, managed care contracting, marketing, merchandising solutions, and clinical programs to enhance patient care.
•Health Mart Atlas® – Comprehensive managed care services that help community pharmacies save time, access competitive reimbursement rates, and improve cash flow.
•McKesson Reimbursement AdvantageSM (“MRA”) – MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services, and customer care.

•McKesson Provider Pay® – Provider Pay is an automated reconciliation and payment management solution designed to maximize third-party cash flow and pursue unpaid claims.

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
Institutional Healthcare Providers: At McKesson, we are relentless in our pursuit of opportunities to achieve operational efficiency, reduce waste, and improve the financial performance of our customers so they can achieve more of their goals today and into the future. Solutions include:
•RxO Advisory Services – A suite of supply chain management, pharmacy optimization, and 340B program advisory services driven by data and analytics.

Table of Contents	Item 1 Index
McKESSON CORPORATION
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
The U.S. Pharmaceutical segment also offers solutions which enable its customers to drive greater efficiencies in their day-to-day operations, effectively managing their inventories and complying with complex government regulations. Solutions include McKesson Pharmacy Systems, MacroHelix, and Supply Logix, all of which provide innovative software technology and services that support retail pharmacies and hospitals.

Oncology, Biopharma, and Other Specialty Partners:
The U.S. Pharmaceutical segment provides a range of solutions to oncology and other specialty practices and offers community specialists (oncologists, rheumatologists, ophthalmologists, urologists, neurologists, and other specialists) an extensive set of customizable solutions and services designed to strengthen core practice operations, enhance value-based care delivery, and expand their service offering to patients. Community-based physicians in this business have broad flexibility and discretion to select the products and commitment levels that best meet their practice needs. Services in provider solutions include specialty drug distribution, group purchasing organizations (“GPO”) like Onmark®, technology solutions, practice consulting services, and vaccine distribution, including our exclusive distributor relationship with the Centers for Disease Control and Prevention’s (“CDC”) Vaccines for Children program. Additionally, McKesson has proudly supported the U.S. efforts to fight the pandemic caused by the SARS-CoV-2 coronavirus (“COVID-19”) by distributing certain COVID-19 vaccines since December 2020 at the direction of the U.S. government. This program concluded in the second quarter of fiscal 2024, at which point we began transitioning the distribution of COVID-19 vaccines commercially through our customer pharmaceutical distribution channels.
This business provides a variety of solutions, including practice operations, healthcare information technology, revenue cycle management and managed care contracting solutions, evidence-based guidelines, and quality measurements to support The U.S. Oncology Network (“USON”), one of the nation’s largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care. SCRI Oncology, LLC, an oncology research business in which we own a 51% controlling interest, is one of the nation’s largest research networks and specializes in enhancing clinical trial access and availability across the country.
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
McKESSON CORPORATION
Prescription Technology Solutions Segment:
Our Prescription Technology Solutions segment works across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma to deliver medication access solutions that support patients from first prescription fill to ongoing therapy, regardless of their insurance coverage. RxTS has connections with most electronic health record systems, over 50,000 pharmacies, approximately 950,000 providers, most pharmacy benefit managers and health plans, and has supported over 650 biopharma brands representing most therapeutic areas. Through its industry connections and ability to navigate the healthcare ecosystem, RxTS offers innovative solutions created to benefit healthcare stakeholders. Its comprehensive solution suites span across the entire patient journey, including medication access and affordability, prescription decision support, prescription price transparency, benefit insight and dispensing support services, as well as third-party logistics and wholesale distribution support, to help increase speed to therapy, reduce prescription abandonment, and support improved health outcomes for the patient. In the past year, RxTS helped patients save more than $8.8 billion on brand and specialty medications, helped to prevent an estimated 10.7 million prescriptions from being abandoned due to affordability challenges, and helped patients access their medicine more than 94 million times.
Medical-Surgical Solutions Segment:
Our Medical-Surgical Solutions segment delivers medical-supply distribution, logistics, biomedical maintenance, and other services to healthcare providers across the alternate-site spectrum. Our more than 285,000 customers include physician offices, surgery centers, post-acute care facilities, hospital reference labs, and home health agencies. We partner with manufacturers and channel partners to support our key target end-markets, including primary care, extended care, government, and other markets. We distribute medical-surgical supplies (such as gloves, needles, syringes, and wound care products), infusion pumps, laboratory equipment, and pharmaceuticals. Through a network of distribution centers in the U.S., we offer more than 245,000 products from national brand manufacturers and McKesson’s own brand of high-quality products. Through the right mix of products and services, we help improve efficiencies, profitability, and compliance. We also never lose focus on helping customers improve patient and business outcomes. We develop customized plans to address the product, operational, and clinical support needs of our customers, including inventory management, reducing administrative burdens, and training and educating clinical staff. We deliver for our customers, so they can deliver and care for their patients.
International Segment:
Our International segment provides distribution and services to wholesale, institutional, and retail customers in Canada and Europe where we own, partner, or franchise with retail pharmacies. Our operations in Canada also support better, safer patient care by delivering vital medicines, supplies, and information technology solutions to customers, and through several retail health and wellness brands, across Canada.
McKesson Canada is one of the largest pharmaceutical wholesale and retail distributors in Canada. The wholesale business delivers products to retail pharmacies, hospitals, long-term care centers, clinics and institutions in Canada through a national network of distribution centers and provides logistics and distribution services for manufacturers.
Beyond wholesale pharmaceutical logistics and distribution, McKesson Canada provides automation and technology solutions to its retail and hospital customers. Additionally, McKesson Canada provides comprehensive specialty health services to Canadians and provides biopharma services to manufacturers, including a national network of specialty pharmacies, personalized patient care and support programs, and INVIVA, Canada’s first and largest accredited network of private infusion clinics. McKesson Canada also owns and operates PDCI, Canada’s leading market access consultancy, supporting manufacturers as they introduce new products into the Canadian market.
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

Table of Contents	Item 1 Index
McKESSON CORPORATION
In July 2021, we announced our intention to exit our businesses in Europe. We divested the majority of our European businesses during fiscal 2022 and fiscal 2023. Our remaining operations in Europe provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies. We continue to evaluate suitable exit alternatives for our retail and distribution businesses in Norway. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information on our European divestitures.
Investments, Restructuring, Business Combinations, and Divestitures
We invest in new and existing distribution centers to increase scale and capacity, improve efficiency through automation and technology, and enhance regulatory compliance capabilities. Additionally, we invest in data and analytics to support our growth priorities, including artificial intelligence (“AI”). We are in the early stages of exploring potential AI capabilities and related data and analytics across our enterprise to improve productivity and efficiency, as well as enhance our products and services to better support patients, employees, and customers.
We have undertaken additional strategic initiatives in recent years designed to increase operational efficiencies, focus on our core healthcare businesses, execute our business strategy, and enhance our competitive position. These initiatives are detailed in Financial Note 2, “Business Acquisitions and Divestitures,” and Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
Competition
We operate in highly competitive environments in North America and Norway. In recent years, the healthcare industry has been subject to increasing consolidation. In the pharmaceutical distribution environment in which our U.S. Pharmaceutical and International segments operate, we face strong competition from international, national, regional, and local full-line, short-line, and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies, and large payer organizations. We consider our largest competitors in distribution, wholesaling, and logistics to be Cencora, Inc. and Cardinal Health, Inc. Our retail businesses, which primarily operate in our International segment, face competition from various global, national, regional, and local retailers, including chain and independent pharmacies.
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
In addition, we compete with other service providers and healthcare manufacturers, as well as other potential customers of our businesses, which may from time to time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. We believe that our scale and diversity of product and service offerings are our primary competitive advantages. In all areas, key competitive factors include price, quality of service, breadth of product lines, innovation, adoption of new and evolving technologies, and, in some cases, convenience to the customer.
Patents, Trademarks, Copyrights, and Licenses
McKesson and its subsidiaries hold patents, copyrights, trademarks, and trade secrets related to McKesson products and services. We pursue patent protection for our innovations and obtain copyright protection for our original works of authorship when such protection is advantageous. Through these efforts, we have developed a portfolio of patents and copyrights in the U.S. and worldwide. In addition, we have registered or applied to register certain trademarks and service marks in the U.S. and in foreign countries.

Table of Contents	Item 1 Index
McKESSON CORPORATION
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
Human Capital
Everything we do at McKesson begins with our employees, who bring our mission and purpose to life every day. As of March 31, 2024, we had approximately 51,000 employees worldwide, which includes 6,000 part-time employees. We had approximately 35,000 employees in the U.S., 13,000 employees in Canada, and 3,000 employees in Europe. Our employees in Europe primarily support our operations in Norway. We also supplement our work-force with contractors and/or consultants for certain business projects, processes, and/or operations as demand requires.
Inclusion and Belonging: As a company, we believe building a more inclusive future is everyone’s responsibility. We build successful teams by fostering a culture of inclusion and belonging and ensuring we attract and retain the best talent at all levels of our organization. To help strengthen our company, we offer various learning opportunities, such as our company-wide inclusion curriculum and additional initiatives to recognize, value and leverage the diversity of our workforce, enhance the inclusiveness of our culture and candidly discuss important topics happening in the world around us. We also offer employees the opportunity to join employee resource groups (“ERGs”), which are voluntary, employee-led, company-sponsored networks that aim to make a positive impact on our employees’ lives. Our ERGs focus on helping employees make authentic connections, share and affirm their identities and perspectives, showcase leadership skills and find ways to nurture and support belonging and empowerment. Our 11 ERGs provide a sense of community and insights into the perspectives and experiences across different ethnicities, genders, generations, abilities, and/or military/veteran status, as well as supporting members and allies of the LGBTQIA+ community.

At March 31, 2024, women and people of color represented the following:

	McKesson Overall	McKesson Leadership (2)
Metric (1)
Women	62%	43%
People of Color (3) (4)	49%	28%
(1)The data for our metrics is derived from our voluntary self-identification process as of March 31, 2024 and therefore represents our best estimate at this time.
(2)Represents our leadership at the vice president level and above.
(3)Represents U.S. employees only because the data for Canada and Europe is not available.
(4)People of Color includes the following self-identification categories: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or Two or More Races.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Culture and Leadership: One of McKesson’s defining characteristics is our strong culture. Every day, we bring our employee value proposition to life by taking pride in fostering a sense of belonging, finding meaning in our work, and caring for each other, our customers, and all those who depend on us. More than two decades ago, our leadership team created a foundational set of values grounded in the belief that the way we do business is just as important as the business itself. Today, our I2CARE values (Integrity, Inclusion, Customer-First, Accountability, Respect, Excellence) and ILEAD leadership behaviors (Inspire, Leverage, Execute, Advance, Develop) continue to stand the test of time and remain at the core of our daily actions – from how we interact with each other and our customers, to how we make decisions, both big and small. As we work to shape the future of health and embrace the ongoing evolution of our company, we will continue to utilize our strengths to drive lasting change while remaining deeply rooted in our purpose of Advancing Health Outcomes for All®.
Investment in Employees: As an industry leader, we are committed to investing in our people, so that they, in turn, can focus on making better health possible for people everywhere. We are committed to nurturing a culture of wellbeing that empowers our employees to be at their best, including offering health and wellness benefits to advance their physical, mental, and social well-being, savings programs to help prepare them for retirement and flexible work arrangements, among other offerings, when possible. To support growth and career development, we offer employees regular training, coaching, and 360-degree assessments, and financial assistance programs for higher education opportunities.
To provide compensation that is focused on attracting and retaining talent with the skills and experience necessary for a specific role, our compensation program is built on a set of quantifiable factors defined by our guiding principles of internal equity, market competitiveness and pay for performance. We operate in several countries and our benefits vary accordingly. Our compensation philosophy is rooted in a commitment to our people by offering a fair and transparent program that regularly assesses the competitive job market based on geography and cost of labor. We use external resources to provide competitive benchmarking analyses against other companies and set pay ranges around the median of the competitive market.  As part of our commitment to pay transparency, the majority of our employees can view the competitive base pay range for their roles as well as for internal and external job postings. Also, the pay range for external job postings is included on McKesson’s website (www.mckesson.com under the “Careers” caption).
As we strive to become the best place to work in healthcare, we actively seek employee feedback through annual and mid-year employee opinion surveys, which assesses our employees’ levels of engagement, commitment and overall satisfaction using industry benchmarks, and then design action plans to improve those metrics. We also seek feedback on our people leaders through our annual manager quality survey, which is an opportunity for employees to help their managers grow professionally and build valuable leadership skills that help to promote a positive and productive workplace.
Health and Safety: Our security and safety teams employ systems designed to continually monitor our facilities and work environment to help identify and prevent or mitigate potential risks. This includes having procedures in place and investing in equipment for both physical and electronic security. We routinely assess facilities to closely monitor adherence to established security and safety standards. If we identify a vulnerability, it is documented, and the facility prepares an action plan. Our employees receive specialized training related to their role, work setting, and equipment used in their work environment. As our processes evolve, we update relevant safety training modules, which may include new employee training programs.
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

Table of Contents	Item 1 Index
McKESSON CORPORATION
Controlled Substances: We are subject to the operating and security standards of the U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Health and Human Services (”HHS”), the Centers for Medicare & Medicaid Services (“CMS”), various state boards of pharmacy, state health departments, and comparable agencies in the U.S. and other countries. Certain of our businesses may be required to register for permits and/or licenses with government agencies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. For example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards, and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, distribution, and disposal of controlled substances. We maintain extensive controlled substance monitoring and reporting programs at considerable expense in order to help us meet those standards.
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
Federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position and scrutiny of practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Our relationships with pharmaceutical and medical surgical product manufacturers, healthcare providers, and other companies and individuals, as well as our provision of products and services to government entities, subject our business to statutes, regulations, and government guidance that are intended to prevent fraud and abuse. Among other things, those laws: (1) prohibit persons from soliciting, offering, receiving, or paying any remuneration in order to induce the referral of an individual for, or to induce the ordering or purchasing of, items or services that are in any way paid for by Medicare, Medicaid, or other government healthcare programs; (2) impose many restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal healthcare program such as Medicare and Medicaid. Many of these laws are vague or indefinite and are often subject to varied and evolving interpretations by courts, regulators, and enforcing agencies and, as such, may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations at added expense.
Healthcare Program Regulation: In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. The implementation of the Inflation Reduction Act of 2022 (the “IRA”) has begun to change benefit design and how Medicare pays for drugs, which are all intended to reduce the price of drugs. Three central features of the IRA have authorized the government to negotiate drug prices for certain Parts B and D drugs over time, establish an inflation rebate program, and cap patient cost sharing under Medicare Part D.
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
FDA Regulation and Supply Chain Integrity: In the U.S., the FDA is the principal federal authority that regulates the safety, efficacy, quality, testing, premarket approval, manufacture, labeling, storage, distribution, and post-market surveillance of healthcare products, such as drugs and medical devices, foods, and cosmetics.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Certain federal and state laws regulate the pharmaceutical drug supply chain in order to prevent the distribution of counterfeit, stolen, contaminated, or otherwise harmful prescription drugs in interstate commerce. At the federal level, the Drug Supply Chain Security Act (“DSCSA”) requires standardized, unit-level traceability of pharmaceutical products along the entire drug supply chain and requires all trading partners to cooperate in an electronic, interoperable prescription drug traceability system. In August 2023, the FDA established a one-year stabilization period to certain DSCSA requirements that allows trading partners to implement, troubleshoot, and mature their electronic interoperable systems until the stabilization period ends on November 27, 2024. The FDA has also issued a proposed rule that would establish national standards for the licensure of wholesale drug distributors and third-party logistic providers and other requirements applicable to these entities. These federal and state regulatory requirements increase our compliance burden and our distribution costs.
Cybersecurity, Data Security, and Privacy: We are subject to many cybersecurity, privacy, and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Our efforts to comply with these laws complicates our operations and adds to our costs. We are subject to significant compliance obligations under privacy laws such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the General Data Protection Regulation (“GDPR”) in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, and an expanding list of comprehensive state privacy laws in the U.S. Some privacy laws prohibit the transfer of personal information to certain other jurisdictions or otherwise limit our use of data. Many of these laws also require us to provide access or other data rights (modification, deletion, portability, etc.) to consumers’ and patients’ individual personal data records within specified periods of time. Cybersecurity laws such as the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022, proposed Federal Acquisition Regulations, and recent amendments to SEC reporting requirements may require us to provide notifications of certain cybersecurity incidents before our investigations are complete and within short timeframes. Regulations and guidance targeting critical infrastructure entities, including McKesson, continue to be a focus of regulators. We are subject to privacy and data protection compliance audits or investigations by various government agencies. The introduction of new technologies, such as AI, may result in additional regulation.
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
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the U.S. Environmental Protection Agency and certain states have required and may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report.
Climate Change Regulation: Governments in the U.S. and abroad have adopted or are considering new or expanded policies and laws to address climate change. Such policies and laws may require or necessitate reductions of greenhouse gas (“GHG”) emissions, mandates that companies implement processes and controls to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related policies and laws may be further complicated by disparate regulatory approaches in various jurisdictions. Methodologies for reporting climate-related information may change and previously reported information may be retroactively adjusted, if required. New or expanded climate-related policies and laws could impose costs on us, including capital expenditures to develop data gathering and reporting systems, costly third-party attestations, and additional GHG reduction measures. Until the timing and extent of climate-related policies and laws are clarified, including due to legal challenges, we cannot predict their potential effect on our capital expenditures, results of operations, or competitive position.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Other Information about the Business
Customers: During fiscal 2024, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 69% of our total consolidated revenues. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 28% of our total consolidated revenues in fiscal 2024. In fiscal 2023, we extended our pharmaceutical distribution partnership with CVS to June 2027. Our ten largest customers comprised approximately 43%, and CVS was approximately 24%, of our total trade accounts receivable at March 31, 2024. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our U.S. Pharmaceutical segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers and our largest supplier accounted for 12% of our total purchases in fiscal 2024. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in fiscal 2024 accounted for approximately 67% of our total purchases.
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
Research and Development: Research and development expenses were $77 million, $89 million, and $70 million for the years ended March 31, 2024, 2023, and 2022, respectively.
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
Forward-Looking Statements
This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, expectations, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in Item 1A of Part I of this report under “Risk Factors” and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.

Table of Contents	Item 1 Index
McKESSON CORPORATION
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
Item 1A.    Risk Factors.
The discussion below identifies certain representative risks that might cause our actual business results to materially differ from our estimates. It is not practical to identify or describe all risks and uncertainties that might materially impact our business operations, reputation, financial position, or results of operations. Our business could be materially affected by risks that we have not yet identified or that we currently consider to be immaterial. This is not a complete discussion of all potential risks and uncertainties.
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
We experience losses not covered by insurance or indemnification.
Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing, and administration of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payer businesses, practice support services, and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. For example, pharmacy operations are exposed to risks such as improper filling of prescriptions, mislabeling of prescriptions, inadequacy of warnings, unintentional distribution of counterfeit drugs, and expiration of drugs. Although we seek to maintain adequate insurance coverage, such as property insurance for inventory and professional and general liability insurance, coverages on acceptable terms might be unavailable, or coverages might not cover our losses. We generally seek to limit our contractual exposure, but limitations of liability or indemnity provisions in our contracts may not be enforceable or adequately protect us from liability. Uninsured or non-indemnified losses might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We experience costly legal disputes, government actions, and adverse publicity regarding our role in distributing controlled substances such as opioids.
The Company is a defendant in many litigation matters alleging claims related to the distribution of controlled substances (opioids), as described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report. We are sometimes named as a defendant in similar, new cases. The plaintiffs in those cases include governmental entities (such as states, provinces, counties, and municipalities) as well as businesses, groups, and individuals. The cases allege violations of controlled substance laws and other laws, and they make common law claims such as negligence and public nuisance. Many of these cases raise novel theories of liability and can have unexpected outcomes that we believe are not justified by evidence or existing law. Legal proceedings such as these often involve significant expense, management time and distraction, and risk of loss that can be difficult to predict or quantify. It is not uncommon for claims to be resolved over many years. Outcomes include monetary damages, penalties and fines, and injunctive or other relief that requires us to change our business operations and incur significant expense. Although the Company has valid defenses and is vigorously defending itself, some proceedings have been and others may be resolved by negotiated outcome. For example, we are subject to consent decrees issued by state courts that govern our distribution of controlled substances. Not all proceedings, however, are resolved by settlement. Our reputation has been and may continue to be impacted by publicity regarding opioids litigation and related allegations. An adverse outcome of any such legal proceedings might have a materially adverse impact on our business operations and our financial position or results of operations.
We experience increased costs to distribute controlled substances such as opioids.
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
As described in “Government Regulation” in Item 1 of Part I above, our industry is highly regulated, and further regulation of our distribution businesses, technology products, and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations. We incur cleanup costs under environmental laws and may incur additional costs under environmental laws. Additionally, we are subject to various routine and ad hoc inspections and requests for information by government agencies to determine compliance with various statutes and regulations. Any noncompliance by us with applicable laws or the failure to maintain, renew, or obtain necessary permits and licenses could lead to enforcement actions or litigation and might have a materially adverse impact on our business operations and our financial position or results of operations.
We are subject to extensive and frequently changing laws relating to healthcare fraud, waste, and abuse.
As described in “Government Regulation” in Item 1 of Part I above, federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position and scrutiny over practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Those laws may be interpreted or applied in a manner that could require us to make changes in our operations at added expense. Failures to comply with those laws, including the federal Anti-Kickback Statute, might expose us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties. Such failures might result in the loss of licenses or our ability to participate in Medicare, Medicaid, or other federal and state healthcare programs, or pursue government contracts. These sanctions might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We might lose our ability to purchase, compound, store, or distribute pharmaceuticals and controlled substances.
As described in “Government Regulation” in Item 1 of Part I above, we are subject to the operating, quality, regulatory, and security requirements of the DEA, the FDA, various state boards of pharmacy, state health departments, the CMS, and other comparable agencies. Noncompliance with these requirements can result in inspectional observations, warning letters, product recalls, seizures, injunctions, and other administrative, civil, and criminal enforcement actions. Noncompliance, enforcement actions, or adverse decisions by regulators, or the inability to obtain, maintain, or renew permits, licenses, or other regulatory approvals needed for the operation of our businesses might have a materially adverse impact on our business operations and our financial position or results of operations.
Privacy, data protection, and cybersecurity laws increase our compliance burden.
As described in “Government Regulation” in Item 1 of Part I above, we are subject to a variety of privacy and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. We also have contractual obligations that might be breached if we fail to comply with privacy and data security laws. Our efforts to comply with privacy and data security laws complicate our operations and add to our costs. A significant privacy breach or failure to comply with privacy and data security laws, by us or by external service providers, vendors, or other third parties with which we do business, might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
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
We, our external service providers, vendors, and other third parties with which we do business, use technology and systems to perform our business operations, such as the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and workforce. Despite conducting our own physical, technical, and administrative security measures as well as third party risk management processes as discussed in “Cybersecurity” in Item 1C of Part I below, technology systems and operations of the Company and third parties, including our external service providers and vendors, with which we do business have experienced cybersecurity incidents and are subject to future cyberattacks and cybersecurity incidents. Cybersecurity incidents include unauthorized occurrences on or conducted through our or our third parties’ information systems, such as tampering, malware insertion, ransomware attacks, or other system integrity events. The risk and efficacy of cyberattacks increases from time to time due to a variety of internal and external factors, including the adoption of sophisticated and rapidly evolving techniques, such as adversarial AI, and during political tensions, military conflicts, or civil unrest. A cybersecurity incident might involve a material data breach or other material impact to the confidentiality, integrity, availability, and operations of our technology systems or data, which might result in harm to patients, consumers, or employees; litigation or regulatory action; disruption of our business operations; loss of customers or revenue; cash flow impacts; and increased expense. Any of these scenarios might have a materially adverse impact on our business, our reputation, and our financial position or results of operations.
We experience significant problems with information systems or networks.
We rely on sophisticated information systems and networks to perform our business operations, such as to obtain, rapidly process, analyze, and manage data that facilitate the purchase and distribution of thousands of inventory items from distribution centers. We provide remote services that involve hosting customer data and operating software on our own or third-party systems. Our customers rely on their ability to access and use these systems and their data as needed. The networks and hosting systems are vulnerable to interruption or damage from sources beyond our control, such as power loss, telecommunications failures, fire, natural disasters, including as a result of climate change, software and hardware failures, and cybersecurity incidents. If those information systems or networks suffer errors, interruptions, or become unavailable, or if the timely delivery of medical care or other customer business requirements are impaired by data access, network, or systems problems, we might experience injury to patients or consumers, litigation or regulatory action, disruption of our business operations, loss of customers or revenue, cash flow impacts, and increased expense. Any such problems might have a materially adverse impact on our business, our reputation, and our financial position or results of operations.
Our technology products or services might not conform to specifications or perform as we intend.
We sell and provide services involving complex software and technology that may contain errors, especially when first introduced to market. Healthcare professionals delivering patient care tend to have heightened sensitivity to system and software errors. If our software and technology services are alleged to have contributed to faulty clinical decisions, compromised continuity of patient care, or injury to patients, we might be subject to regulatory scrutiny, claims or litigation by users of our software or services and/or their patients. Errors or failures might damage our reputation and negatively affect future sales. A failure of a system or software to conform to specifications might constitute a breach of warranty that could result in repair costs, contract termination, refunds of amounts previously paid, or claims for damages. These risks can be heightened upon the adoption of rapid evolution or new technologies, including AI, and may introduce new or expanded risks, such as data inaccuracy, unreliability, or bias. Any of these types of errors or failures might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
Pharmaceutical and medical products that we distribute might not conform to specifications or perform as intended.
We distribute pharmaceutical, medical, and other FDA-regulated products manufactured by third parties and by our private label businesses, including medications that may be temperature sensitive and have limited shelf lives. Our systems and procedures are designed to maintain the safety and efficacy of the products throughout the sourcing and distribution process. Issues affecting product efficacy or safety can arise from manufacturing, storing, distributing, dispensing or using products, and can result in safety alerts, recalls, regulatory action, civil lawsuits, fines or other sanctions, and reputational damage. Any of these types of issues or results might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.

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
Our growth strategy includes consummating acquisitions or other business combinations that either expand or complement our business. To fund acquisitions, we may require financing that may not be available on acceptable terms. We may not receive regulatory approvals needed to complete proposed transactions, or such approvals may be subject to delays or conditions that reduce transaction benefits. Achieving the desired outcomes of business combinations involves significant risks including: diverting management’s attention from other business operations; challenges with assimilating the acquired businesses, such as integration of operations, systems, and technologies; failure or delay in realizing operating synergies; difficulty retaining key acquired company personnel; unanticipated accounting or financial systems issues with the acquired business, which might affect our internal controls over financial reporting; unanticipated compliance issues in the acquired business; unknown or unanticipated cybersecurity issues; challenges retaining customers of the acquired business; unanticipated expenses or charges to earnings, including depreciation and amortization or potential impairment charges; and risks of known and unknown assumed liabilities in the acquired business. Any of these risks could adversely affect our ability to achieve the anticipated benefits of an acquisition and might have a materially adverse impact on our business operations and our financial position or results of operations.
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
We rely on third parties to perform certain business and administrative functions for us. We might not adequately develop, implement, and monitor these outsourced service providers, and we might not realize expected cost savings or other benefits. Third-party services providers experience cybersecurity incidents and can fail to perform their obligations due to various causes, which might cause us to incur operational difficulties, additional compliance requirements, or increased costs related to outsourced services. For example, our ability to use outsourcing resources in certain jurisdictions might be limited by legislative action or customer contracts, with the result that the work must be performed at greater expense or we may be subject to sanctions for non-compliance. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We may be unsuccessful in achieving our strategic growth objectives.
Our business strategy as a diversified healthcare services company includes investing to build an integrated oncology service business and expand our biopharma services business. Our ability to grow those businesses will depend on our: hiring and retaining talented individuals with necessary knowledge and skills; acquiring, developing, and implementing new technologies and capabilities; forming and expanding business relationships; and successfully competing against providers of similar services. New technologies may not result in the benefits we anticipate or enable us to maintain a competitive advantage. AI technology is continuously evolving, and the AI technologies we employ may become obsolete earlier than planned. Additionally, some historical competitors and a growing number of new competitive entrants have more experience than we do in enabling technologies such as data analytics, machine learning, or AI.
We may not achieve our desired return on our investments through our growth strategies. If we fail to achieve acceptable sales and profitability in our strategic growth areas, it might have a materially adverse impact on our business prospects and our financial position or results of operations.
We are impacted by customer purchase reductions, contract non-renewals, payment defaults, and bankruptcies.
Some of our customers from time to time reduce the amounts they purchase from us, do not renew their purchase contracts with us, delay or default on their payments to us, or avoid payments to us through bankruptcy proceedings. At March 31, 2024, sales to our largest customer represented approximately 28% of our total consolidated revenues and approximately 24% of our total trade receivables, and those of our ten largest customers combined accounted for approximately 69% of our consolidated revenues and approximately 43% of our trade receivables. Refer to “Other Information about the Business” in Item 1 of Part I above for additional details on our customers. One or more customer purchase reductions, contract non-renewals, payment defaults, or bankruptcies might have a materially adverse impact on our business operations and our financial position or results of operations.
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
We attempt to structure our pharmaceutical distribution agreements with manufacturers to ensure that we are appropriately and predictably compensated for the services we provide. Certain distribution agreements with manufacturers include pharmaceutical price inflation as a component of our consideration, and we cannot control the frequency or magnitude of pharmaceutical price changes. Laws limiting or reducing pharmaceutical prices, and changes to manufacturers’ pricing policies or practices as a result of changing laws, impact our distribution agreements. We might be unable to renew pharmaceutical distribution agreements with manufacturers in a timely and favorable manner. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
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
We attempt to structure our diligence processes to satisfy contractual and other operative data usage rights and limitations associated with customer, industry partners, and other third-party data flowing through our businesses. These rights and limitations can apply to confidential commercial data and personal data provided to us. Failure to satisfy these data usage rights and limitations can lead to legal claims such as contractual breaches or privacy law violations. If a court were to hold that our use of data is not consistent with our rights and limitations, we might be required to pay substantial damages; we might need to stop using, sharing, and/or selling certain products and services; or we might incur other financial, legal, and/or reputational consequences. In addition, in order to reach our data strategy growth and AI objectives, we might be unable to negotiate and/or obtain at an acceptable cost the data usage rights needed to advance such goals. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be unable to successfully recruit and retain qualified employees.
Our ability to attract, engage, develop, and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers results in increased salaries, benefits, or other employee-related costs, or in our failure to recruit and retain employees. We may experience sudden loss of key personnel due to a variety of causes, such as illness, and must adequately plan for succession of key management roles. Employees might not successfully transition into new roles. Separately, there is increased scrutiny on companies’ diversity, equity, and inclusion (“DEI”) initiatives. Negative perception of our DEI initiatives, whether due to our perceived over or under pursuit of such initiatives, may likewise result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

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
In the U.S., the ACA significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. Enactment of the IRA and its implementation over the next several years is anticipated to bring meaningful changes in how Medicare pays for drugs and various benefit design changes, which are all intended to reduce the price of drugs. Three central features of the IRA would authorize the government to negotiate drug prices for certain Parts B and D drugs over time, establish an inflationary rebate program, and cap patient cost sharing under Medicare Part D. The implementation of these and other features of the IRA may result in significant changes to the pharmaceutical value chain as manufacturers, pharmacy benefit managers, managed care organizations, and other industry stakeholders look to implement new transactional flows and adapt their business models. Any such changes to arrangements involving our business as a result of this legislation, such as changes to our distribution agreements with manufacturers impacted by the IRA, may materially affect our business. The extent of the effects of the IRA remains uncertain due to a number of factors, including the potential for future regulations and guidance promulgated by HHS to implement provisions of the IRA. We continue to evaluate the impact of this law on our business.
Private challenges to government healthcare policy may also have significant impacts on our business. For example, many pharmaceutical manufacturers have unilaterally restricted sales under the 340B drug pricing program to contract pharmacies. The 340B drug pricing program requires manufacturers to offer discounts on certain drugs purchased by “covered entities,” which include safety-net providers. The Health Resources and Services Administration has taken the position that a covered entity may dispense such discounted drugs through multiple contract pharmacies. Starting in 2020, some manufacturers began to restrict such practices. Some manufacturers and HHS continue to litigate these issues. The U.S. Court of Appeals for the Third Circuit has ruled that Section 340B does not require manufacturers to provide discounted drugs to an unlimited number of contract pharmacies. Two other courts of appeal are addressing this issue but have not yet ruled. Any changes to our arrangements that result from the rulings in these cases might have an adverse impact on our business.
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
Our businesses face a highly competitive global environment with strong competition from international, national, regional, and local full-line, short-line, and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies, and large payer organizations. In addition, our businesses face competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. We also may face competition from companies that move faster to adopt emerging technologies. Due to consolidation, a few large suppliers control a significant share of the pharmaceuticals market. This concentration reduces our ability to negotiate favorable terms with suppliers and causes us to depend on a smaller number of suppliers. Many of our customers, including healthcare organizations, have consolidated or joined group purchasing organizations and have greater power to negotiate favorable prices. Consolidation by our customers, suppliers, and competitors might reduce the number of market participants and give the remaining enterprises greater bargaining power, which might lead to erosion in our profit margin. Consolidation might increase counter-party credit risk because credit purchases increase for fewer market participants. These competitive pressures and industry consolidation might have a materially adverse impact on our business operations and our financial position or results of operations.
We are adversely impacted by changes or disruptions in product supply and have difficulties in sourcing or selling products due to a variety of causes.
We experience difficulties and delays in sourcing and selling products due to a variety of causes, from time to time, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or components; suppliers’ failure to satisfy production demand; manufacturing or supply problems such as inadequate resources; new innovative therapies that are expensive, complex, and fast-growing; product rationalization; and real or perceived quality issues. For example, the FDA banned certain manufacturers from selling raw materials and drug ingredients or finished goods in the U.S. due to quality issues. Difficulties in product manufacturing or access to raw materials or finished goods could result in supplier production shutdowns, product shortages, and other supply disruptions.
Supply interruptions are often due to a variety of causes over which we have no control, such as export controls or trade sanctions, labor disputes, unavailability of key manufacturing sites, inability to procure raw materials or finished goods, quality control concerns, ethical sourcing issues, supplier’s financial distress or bankruptcy, natural disasters, including as a result of climate change, civil unrest or acts of war, the impact of epidemics or pandemics, and other general supply constraints. In these situations there may be no alternative sources of supply. Our inventory might be requisitioned, diverted, or allocated by government order such as under emergency, disaster, and civil defense declarations. Changes in the healthcare industry’s or our suppliers’ pricing, selling, inventory, distribution, or supply policies or practices could significantly reduce our revenues and net income. Any of these changes or disruptions might have a materially adverse impact on our business operations and our financial position or results of operations.
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
Inflationary conditions result in increased transportation, operational, and other administrative costs associated with our normal business operations and decreased levels of consumer commercial spending and, to the extent we are not able to offset such cost increases from our suppliers, increase the costs which we incur to purchase inventories and services. Inflationary pressure is increased by factors such as supply chain disruptions, including the reduced availability of key commodities, labor market tightness, and government policies that lower interest rates or do not raise them sufficiently to counteract inflation. An economic slowdown or a recession could reduce the prices our customers are able or willing to pay for our products and services and reduce the volume of their purchases. In addition to rising inflation, rising interest rates, the impact of banking failures or perceived failures and related contagion, political tensions, military conflicts, and civil unrest may contribute to recessionary pressure. Changes in the economic environments in which we operate might have a materially adverse impact on our business operations and our financial position or results of operations.
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
We are subject to the tax laws in the U.S. at the federal, state, and local government levels and to the tax laws of other jurisdictions in which we operate or sell products or services. Tax laws might change in ways that adversely affect our tax positions, effective tax rate, and cash flow. The tax laws are extremely complex and subject to varying interpretations. For example, the European Union and other countries (including countries in which we operate) have committed to enacting changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the Organization for Economic Cooperation and Development’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis which many jurisdictions have now committed to enact. The impact of these potential new regulations as well as any other changes in domestic and international tax regulations could have a material effect on our effective tax rate. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions are sometimes challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows, and our financial position or results of operations.
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
McKESSON CORPORATION
General Risks
We are adversely impacted by events outside of our control, such as widespread public health issues, natural disasters, political events, and other catastrophic events.
We might be adversely affected by events outside of our control, including: widespread public health issues, such as epidemic or pandemic infectious diseases; natural disasters such as earthquakes, floods, or severe weather, including as a result of climate change; political events such as terrorism, political tensions, military conflicts, civil unrest, and trade wars; and by other catastrophic events. These events can disrupt operations for us, our suppliers, our vendors, and our customers, as well as impair product manufacturing, supply, and transport availability and cost in unpredictable ways that depend on highly uncertain future developments. They might affect consumer confidence levels and spending or the availability of certain goods or commodities. In response to these types of events, we might suspend operations, implement extraordinary procedures, seek alternate sources for product supply, or suffer consequences that are unexpected and difficult to mitigate. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
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
Governance issues and regulations, including those related to social issues, climate change, and sustainability, and stakeholder response thereto may have an adverse effect on our business, financial condition, and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their sustainability and governance practices and policies. The landscape related to such regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC and the State of California have adopted laws that we anticipate will require significantly increased disclosures related to climate change. There are also proposed regulations, including federal acquisition regulations, which may impose additional and more expansive requirements. We may experience significant costs associated with regulatory compliance for sustainability and governance matters, including fees, licenses, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. Increased focus and activism related to these topics may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our sustainability and governance practices and policies. In particular, investor advocacy groups, institutional investors, stockholders, employees, customers, regulators, proxy advisory services, and other market participants have increasingly focused on governance and sustainability practices and policies of companies. If our governance and sustainability practices do not meet investor or other stakeholder expectations, standards, or evolving frameworks and regulatory requirements, our stock price, brand, sales, ability to access capital markets, reputation, and employee retention, among other things, may be negatively affected.
In addition, from time to time we make statements regarding our sustainability goals and efforts. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance, or sustainable investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy, or pressure from investors, activist groups, or other stakeholders.

Table of Contents	Item 1A Index
McKESSON CORPORATION
If we fail to meet our goals or fail to adapt to evolving investor, industry, or stakeholder expectations and standards, our reputation may be harmed. In addition, we could face increased regulatory, reputational, and legal scrutiny as a result of our sustainability-related commitments and disclosures, and we could also face challenges with managing conflicting requirements and our various stakeholders’ expectations, among other governance risks that could adversely impact our business and financial results.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Security
As a diversified healthcare services leader that is dedicated to advancing health outcomes for patients everywhere, cybersecurity risk management is integral to our enterprise risk management strategy. Our management, with involvement and input from external consultants and oversight from our Board of Directors (“Board”), performs an annual enterprise-wide risk assessment (“ERA”) to identify key existing and emerging risks. One of the principal risks identified and assessed through this process is cybersecurity, which remains a key focus for the Company, management, and our Board.
Our Cybersecurity Incident Response Plan (“Response Plan”) provides a framework for responding to cybersecurity incidents. The Response Plan governs activities such as preparation, detection, coordination, eradication, recovery, and appropriate escalations to the Company’s senior management, disclosure committee, Board, and relevant Board committees. The Response Plan is routinely reviewed and updated as appropriate under the leadership of our Chief Information Security Officer (CISO).
Enterprise-wide cybersecurity and privacy training continue to serve an important role in risk reduction and protection of the Company and our stakeholders. We require periodic access-based and role-based privacy and cybersecurity training, which is updated to reflect changes in the threat environment, assessment or audit findings, laws, and regulations. We also engage and educate employees through cybersecurity and privacy awareness programs and communication campaigns.
We also engage internal and external assessors, consultants, auditors, and other third parties, to identify opportunities for improvements to our cybersecurity program. We manage cybersecurity risks associated with third parties, including vendors, service providers, and external users of our systems. This includes conducting due diligence on the third parties we use, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems, and by using contracts to reinforce their cybersecurity obligations.

McKESSON CORPORATION
We develop and maintain systems and operate programs that seek to mitigate the impact of cybersecurity incidents. In the face of sophisticated and rapidly evolving attempts to overcome our security measures, we must continually monitor and update these systems and programs. Both intentional and unintentional occurrences have caused, and could cause in the future, a variety of adverse business impacts to our information systems and data. See “Risk Factors” in Item 1A of Part I above for additional information on risks related to our business, including for example, risks related to privacy and data protection, cybersecurity incidents, third-party relationships, and continuity of our information systems and networks, operational technology, and technology products or services.
Governance
Our joint Chief Information Officer and Chief Technology Officer (CIO/CTO) leads management’s assessment and management of cybersecurity risk with the assistance of the Company’s CISO who reports to the CIO/CTO. The CIO/CTO reports to our CFO, is a member of the Executive Operating Team, and provides updates to that group about cybersecurity matters. Our CIO/CTO has more than 28 years of experience managing technology and risks and advising on cybersecurity issues and our CISO has more than 20 years of relevant experience, is a Certified Information System Security Professional (CISSP), and a Certified Information Systems Auditor (CISA).
Cybersecurity is among the risks identified by our ERA for Board-level oversight. The Audit Committee of the Board has oversight of information technology controls related to financial reporting, while the Compliance Committee of the Board has oversight of technology-related risk, including privacy and cybersecurity. The Audit Committee and Compliance Committee meet jointly at least annually to review cybersecurity risks and programs, and they are updated as needed on cybersecurity threats, incidents, or new developments in our cybersecurity risk profile. The chairs of the Audit Committee and Compliance Committee provide updates to the Board after each committee meeting. The CIO/CTO and CISO provide regular updates to the Board, Audit Committee, or Compliance Committee about material risks from cybersecurity threats. The CIO/CTO or CISO also provide regular updates to the Board, Audit Committee or Compliance Committee about cybersecurity trends and regulatory updates, data governance and usage, technology infrastructure, our training and compliance efforts, and implications for our business strategy. External consultants also periodically update the Board on cybersecurity trends and developments.
In addition to the information provided in these meetings, members of our Board have access to continuing education, which includes topics relating to cybersecurity risks.
Item 2.    Properties.
Because of the nature of our principal businesses, our plant, warehousing, retail pharmacies, offices, and other facilities for all of our reportable segments are operated in widely dispersed locations, primarily throughout North America. Retail pharmacies and most warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 9, “Leases,” to the consolidated financial statements included in this Annual Report.
The majority of our properties in Europe within our International segment were divested in fiscal 2022 and fiscal 2023, and our remaining European business operations reside in Norway. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more details on our European divestitures.
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
There are no family relationships between any of the executive officers or directors of the Company. The term of office of each executive officer expires at the first meeting of the Board following the annual meeting of shareholders, or until their successors are elected and have qualified, or until death, resignation, or removal, whichever is sooner.

Name	Age	Position with Registrant and Business Experience

Brian S. Tyler	57	Chief Executive Officer and a director since April 2019; President and Chief Operating Officer from August 2018 to March 2019; Chairman of the Management Board of McKesson Europe AG from 2017 to 2018; President and Chief Operating Officer, McKesson Europe from 2016 to 2017; President of North America Distribution and Services from 2015 to 2016; and Executive Vice President, Corporate Strategy and Business Development from 2012 to 2015.

Britt J. Vitalone	55	Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014.

LeAnn B. Smith	49	Executive Vice President and Chief Human Resources Officer since December 2022. Previously, Senior Vice President, Talent Management and Development from 2021 to 2022. Chief People Leader, Global Corporate Functions for Walmart Inc. (retail) from 2018 to 2021.

Thomas L. Rodgers	53	Executive Vice President, Chief Strategy and Business Development Officer since June 2020. Previously, Senior Vice President and Managing Director of McKesson Ventures from 2014 to 2020.

Michele Lau	48	Executive Vice President and Chief Legal Officer since January 2024. Chief Legal Officer and Corporate Secretary, GoDaddy (technology services) from July 2021 to November 2023. Senior Vice President, Corporate Secretary and Associate General Counsel at McKesson from March 2018 to June 2021 and various other legal roles at McKesson from 2008 to 2018.

McKESSON CORPORATION
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information: The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”) under the trading symbol “MCK.”
Holders: At March 31, 2024, there were 4,160 holders of record of our common stock.
Dividends: In July 2023, our quarterly dividend was raised from $0.54 to $0.62 per share of common stock for dividends declared on or after such date by the Board. We declared regular cash dividends of $2.40, $2.09, and $1.83 per share for the years ended March 31, 2024, 2023, and 2022, respectively.
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
Share Repurchase Plans: The Board has authorized the repurchase of common stock. We may affect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Exchange Act. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, cash generated from operations, and market and economic conditions. During the last three fiscal years, our share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions.
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit). Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $25 million were incurred for the year ended March 31, 2024 and accrued within “Other accrued liabilities” in the Company’s Consolidated Balance Sheet for shares repurchased during fiscal 2024. We did not incur excise taxes during the year ended March 31, 2023.
Refer to Financial Note 18, “Stockholders' Equity (Deficit),” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for a full discussion of the Company’s share repurchases for the years ended March 31, 2024, 2023, and 2022.

McKESSON CORPORATION
The following table provides information on our share repurchases during the fourth quarter of fiscal 2024:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
January 1, 2024 - January 31, 2024	0.5	$479.20	0.5	$7,029
February 1, 2024 - February 29, 2024	0.4	509.62	0.4	6,813
March 1, 2024 - March 31, 2024	0.4	527.35	0.4	6,615
Total	1.3		1.3
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $5 million of excise taxes incurred on share repurchases for the three months ended March 31, 2024. The remaining authorization outstanding for repurchases of common stock excludes $25 million of excise taxes incurred on share repurchases for the year ended March 31, 2024.
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

	March 31,
	2019	2020	2021	2022	2023	2024
McKesson Corporation	$100.00	$116.91	$170.30	$269.53	$315.32	$478.02
S&P 500 Index	$100.00	$93.02	$145.44	$168.20	$155.20	$201.57
S&P 500 Health Care Index	$100.00	$98.99	$132.68	$158.01	$152.17	$176.66
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2019 and that all dividends are reinvested.
Item 6.    Reserved.

Table of Contents	MD&A Index
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
Our Financial Review within this Annual Report generally discusses fiscal 2024 and fiscal 2023 results and year-over-year comparisons between fiscal 2024 and fiscal 2023. For a discussion of our year-over-year comparisons between fiscal 2023 and fiscal 2022, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our Annual Report on Form 10-K for the year ended March 31, 2023, previously filed with the Securities and Exchange Commission on May 9, 2023.
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
•U.S. Pharmaceutical is a reportable segment that distributes branded, generic, specialty, biosimilar, and over-the-counter pharmaceutical drugs and other healthcare-related products in the United States (“U.S.”). This segment also provides practice management, technology, clinical support, and business solutions to community-based oncology and other specialty practices. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services.
•Prescription Technology Solutions is a reportable segment that combines automation and our ability to navigate the healthcare ecosystem to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma to address patients’ medication access, affordability, and adherence challenges. RxTS also offers prescription price transparency, benefit insight, dispensing support services, as well as third-party logistics and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S.
•International is a reportable segment that includes our operations in Canada and Europe, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and includes Rexall Health retail pharmacies. During fiscal 2023, we completed transactions to sell certain of our businesses in the European Union (“E.U. disposal group”), and our retail and distribution businesses in the United Kingdom (“U.K. disposal group”). Our remaining operations in Europe provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information regarding these divestiture transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the year ended March 31, 2024:
•For the year ended March 31, 2024 compared to the prior year, revenues increased by 12%, gross profit increased by 4%, total operating expenses increased by 12%, and other income, net decreased by $365 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation decreased to $22.39 in fiscal 2024 from $25.05 in the prior year;
•For the year ended March 31, 2024, we recorded a provision for bad debts of $725 million related to the October 2023 bankruptcy of our customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). Refer to the Rite Aid Bankruptcy Proceedings section of “Trends and Uncertainties” below;
•We received $244 million for the year ended March 31, 2024 related to our share of antitrust legal settlements. This amount was recorded as a gain within “Cost of sales” in the Consolidated Statement of Operations within our U.S. Pharmaceutical segment;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•For the year ended March 31, 2024, we recognized a discrete tax benefit of $157 million related to the release of a valuation allowance based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized;
•We recorded a charge of $149 million for the year ended March 31, 2024 related to our estimated liability for opioid-related claims as further described in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties” below;
•For the year ended March 31, 2024, we also recognized a net discrete tax benefit of $104 million primarily related to the repatriation and sale of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions;
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
•On June 16, 2023, we completed a cash tender offer for any and all of the 2024 Notes with a principal amount of $918 million, which was made concurrently with the June 15, 2023 notes offering described above. Using a portion of the net proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million of principal amount of the 2024 Notes plus accrued and unpaid interest;
•Following the consummation of the cash tender offer discussed above, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it became due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information; and
•We returned $3.3 billion of cash to shareholders during fiscal 2024 through $3.0 billion of common stock repurchases through open market transactions and $314 million of dividend payments. In July 2023, our Board of Directors (the “Board”) approved an increase of $6.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend to $0.62 from $0.54 per common share. The total remaining authorization outstanding for repurchase of the Company’s common stock at March 31, 2024 was $6.6 billion.
Trends and Uncertainties:
Rite Aid Bankruptcy Proceedings
In October 2023, our customer Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, we recorded a provision for bad debts totaling $725 million during the year ended March 31, 2024. The provision for bad debts of $515 million recorded in the third quarter of fiscal 2024 related to uncollected trade accounts receivable from sales to Rite Aid in October 2023 prior to its bankruptcy petition filing. During the second quarter of fiscal 2024, we recorded a provision for bad debts of $210 million, which represented the uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. These charges were recorded within “Selling, distribution, general, and administrative expenses” in our Consolidated Statements of Operations and included within the U.S. Pharmaceutical segment.
We believe the reserves maintained and expenses recorded in fiscal 2024 for Rite Aid trade accounts receivable are appropriate and consistent with our accounting policy and assessment of the information currently available. We evaluate our reserves periodically and as circumstances warrant which may result in changes to our reserves. For additional disclosure of our policy regarding allowances for credit losses, refer to the “Critical Accounting Estimates” section included in this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. The plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. We believe we have valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and we intend to mount a vigorous defense. Other than as to the claims described in Financial Note 17, we have not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
The Company and two other national distributors are engaged in ongoing settlement discussions with representatives of nationwide groups of acute care hospitals and certain third-party payors. For the year ended March 31, 2024, we recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect our portion of a proposed settlement with a nationwide class of acute care hospitals, of which $75 million was recorded within Corporate expenses, net, and $74 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. The mediator proposed settlement is subject to, among other things, agreement on final settlement terms, Board approval, court approval, and sufficient participation by hospitals. With respect to the third party payors, we have been engaged in settlement discussions with representatives of a nationwide group of certain third-party payors. Those negotiations include a proposal by the mediator for us to pay up to $114 million to resolve the claims of a nationwide class of certain third-party payors. Because of the many uncertainties, including the need to negotiate non-financial settlement terms, we have not determined a liability is probable. The claims of remaining U.S. non-governmental plaintiffs are not included in the charge we recorded.
During fiscal 2024, we made payments totaling $544 million associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes. Our total estimated liability for opioid-related claims was $6.8 billion as of March 31, 2024, of which $665 million was included within “Other accrued liabilities” for the amount estimated to be paid prior to March 31, 2025, and the remaining liability was included in “Long-term litigation liabilities” in our Consolidated Balance Sheet.
Legislative Developments
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. We do not anticipate that this legislation will have a material impact on our consolidated financial statements or related disclosures; however, we continue to evaluate the impact of these legislative changes. Refer to Financial Note 18, “Stockholders' Equity (Deficit),” to the accompanying consolidated financial statements included in this Annual Report for further details regarding excise taxes incurred on our share repurchases during fiscal 2024.
COVID-19
The U.S. federal government and World Health Organization suspended their respective public health emergencies in regards to the SARS-CoV-2 coronavirus (“COVID-19”) in May 2023. In the second quarter of fiscal 2024, we began transitioning the distribution of COVID-19 vaccines to commercial channels, the results of which are included primarily within our U.S. Pharmaceutical and Medical-Surgical Solutions segments. The impacts from COVID-19 related items were not material to revenues and operating profit for fiscal 2024.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Years Ended March 31,
	2024	2023	Change
Revenues	$308,951	$276,711	12%
Gross profit	12,828	12,358	4
Gross profit margin	4.15%	4.47%	(32)	bp
Total operating expenses	$(8,919)	$(7,977)	12%
Total operating expenses as a percentage of revenues	2.89%	2.88%	1	bp
Other income, net	$132	$497	(73)%
Interest expense	(252)	(248)	2
Income from continuing operations before income taxes	3,789	4,630	(18)
Income tax expense	(629)	(905)	(30)
Reported income tax rate	16.6%	19.5%	(290)	bp
Income from continuing operations	3,160	3,725	(15)
Loss from discontinued operations, net of tax	—	(3)	(100)
Net income	3,160	3,722	(15)
Net income attributable to noncontrolling interests	(158)	(162)	(2)
Net income attributable to McKesson Corporation	$3,002	$3,560	(16)%

Diluted earnings (loss) per common share attributable to McKesson Corporation
Continuing operations	$22.39	$25.05	(11)%
Discontinued operations	—	(0.02)	(100)
Total	$22.39	$25.03	(11)%

Weighted-average diluted common shares outstanding	134.1	142.2	(6)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Revenues
Revenues increased for the year ended March 31, 2024 compared to the prior year largely due to market growth in our U.S. Pharmaceutical segment, including growth in specialty pharmaceuticals and higher volumes largely from retail national account customers. Market growth includes growing drug utilization, price increases, and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was partially offset by lower revenues in our International segment driven by the completed divestitures of our E.U. disposal group.
Gross Profit
Gross profit increased for the year ended March 31, 2024 compared to the prior year primarily in our U.S. Pharmaceutical segment driven by growth of specialty pharmaceuticals, last-in, first-out (“LIFO”) inventory credits in fiscal 2024, our share of antitrust legal settlements received in fiscal 2024, and increased contributions from our generics programs, as well as increased contributions from technology services in our RxTS segment driven by higher volumes. These increases were partially offset by the completed divestiture of our E.U. disposal group in our International segment.
Gross profit for the years ended March 31, 2024 and 2023 included gains of $244 million and $129 million, respectively, representing our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
Gross profit for the years ended March 31, 2024 and 2023 also included a LIFO credit of $157 million and a charge of $1 million, respectively. The LIFO credit in fiscal 2024 compared to a charge in fiscal 2023 was primarily due to lower brand inflation, offset by higher brand inventory levels, lower deflation from off patent launch activity, and lower generics deflation. Refer to the “Critical Accounting Estimates” section included in this Financial Review for further information regarding the use of the LIFO method of accounting within our U.S. Pharmaceutical business.
Total Operating Expenses
A summary and description of the components of our total operating expenses for the years ended March 31, 2024 and 2023 is as follows:
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

	Years Ended March 31,
(Dollars in millions)	2024	2023	Change
Selling, distribution, general, and administrative expenses	$8,657	$7,776	11%
Claims and litigation charges, net	147	(8)	—
Restructuring, impairment, and related charges, net	115	209	(45)
Total operating expenses	$8,919	$7,977	12%
Percent of revenues	2.89%	2.88%	1	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Total operating expenses increased and total operating expenses as a percentage of revenues decreased for the year ended March 31, 2024 compared to the prior year. Total operating expenses for the years ended March 31, 2024 and 2023 were affected by the following significant items:
Fiscal 2024
•SDG&A includes a provision for bad debts of $725 million related to the bankruptcy of our customer Rite Aid in October 2023. Refer to the Rite Aid Bankruptcy Proceedings section of "Trends and Uncertainties" for further discussion;
•SDG&A includes a fair value adjustment gain of $78 million which reduced our contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures” to the consolidated financial statements included in this Annual Report;
•SDG&A was impacted by lower operating expenses from the completed divestiture of our E.U. disposal group in fiscal 2023, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report;
•Claims and litigation charges, net primarily consists of a charge of $149 million related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section above; and
•Restructuring, impairment, and related charges, net primarily includes charges related to Corporate expenses, net. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” discussion below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.
Fiscal 2023
•SDG&A reflects lower operating expenses due to the completed divestitures of our U.K. and E.U. disposal groups in April 2022 and October 2022, respectively;
•SDG&A includes net credits of $66 million associated with the divestiture of our E.U. disposal group in October 2022; and
•Restructuring, impairment, and related charges, net primarily includes charges related to Corporate expenses, net, as well as our RxTS segment. Refer to the “Restructuring Initiatives and Long-Lived Asset Impairments” discussion below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.
Goodwill Impairments
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2024 and fiscal 2023 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded in fiscal 2024 and fiscal 2023. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods. Refer to “Critical Accounting Estimates” included in this Financial Review for further information.
Restructuring Initiatives and Long-Lived Asset Impairments
We recorded restructuring, impairment, and related charges of $115 million and $209 million for the years ended March 31, 2024 and 2023, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Consolidated Statements of Operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions and the exit or downsizing of certain facilities. We recorded charges of $45 million and $60 million for the years ended March 31, 2024 and 2023 related to this program, respectively, primarily consisting of employee severance and other employee-related costs within our RxTS segment, asset impairments and accelerated depreciation, including certain asset impairments primarily within our U.S. Pharmaceutical segment and real estate charges within Corporate, as well as facility and other exit-related costs. This restructuring program was substantially complete in fiscal 2024.
Refer to Financial Note 3 , “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.
Other Income, Net
Other income, net decreased for the year ended March 31, 2024 compared to fiscal 2023 primarily due to:
•a gain of $142 million in fiscal 2023 related to the exit of one of our investments in equity securities held within our U.S. Pharmaceutical segment;
•a gain of $126 million in fiscal 2023 due to the cash received for the early termination of a tax receivable agreement (“TRA”) entered into as part of the formation of the joint venture with Change Healthcare Inc. (“Change”). This gain was recorded within Corporate expenses, net; and
•a gain of $97 million in fiscal 2023 from the termination of certain fixed interest rate swaps accounted for as cash flow hedges within Corporate expenses, net.
Interest Expense
Interest expense increased in fiscal 2024 compared to the prior year primarily due to the impact of higher interest rates on our debt and derivative portfolios, and increased commercial paper borrowings, partially offset by a $9 million gain on debt extinguishment in the first quarter of fiscal 2024. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, amounts and interest rates of commercial paper borrowings, as well as amounts incurred associated with financing fees.
Income Tax Expense
We recorded income tax expense of $629 million and $905 million for the years ended March 31, 2024 and 2023, respectively. Our reported income tax expense rates were 16.6% and 19.5% in 2024 and 2023, respectively.
Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions and recognized discrete tax items. We recognized a net discrete tax benefit of $248 million in fiscal 2024, including $157 million related to the release of a valuation allowance based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized and $104 million related to the repatriation and sale of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for more information.
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
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $3 million for the year ended March 31, 2023. Subsequent to our divestiture of the E.U. disposal group in October 2022, we no longer have discontinued operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the years ended March 31, 2024 and 2023 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP and Vantage Oncology Holdings, LLC. Net income attributable to noncontrolling interests also includes the proportionate results of third-party equity interest in SCRI Oncology, LLC (“SCRI Oncology”) from its formation on October 31, 2022.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $3.0 billion and $3.6 billion for the years ended March 31, 2024 and 2023, respectively. Diluted earnings per common share attributable to McKesson Corporation was $22.39 and $25.03 for the years ended March 31, 2024 and 2023, respectively. Our diluted earnings per share reflects the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 134.1 million and 142.2 million for the years ended March 31, 2024 and 2023, respectively. Weighted-average diluted shares outstanding for fiscal 2024 decreased from the prior year primarily due to the cumulative effect of share repurchases.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Overview of Segment Results:
Segment Revenues:

	Years Ended March 31,
(Dollars in millions)	2024	2023	Change
Segment revenues
U.S. Pharmaceutical	$278,739	$240,616	16%
Prescription Technology Solutions	4,769	4,387	9
Medical-Surgical Solutions	11,313	11,110	2
International	14,130	20,598	(31)
Total revenues	$308,951	$276,711	12%
U.S. Pharmaceutical
U.S. Pharmaceutical revenues for the year ended March 31, 2024 increased $38.1 billion or 16% compared to the prior year. Within the segment, sales to pharmacies and institutional healthcare providers increased $34.1 billion and sales to specialty practices and other increased $4 billion. Overall, these increases were primarily due to growth in specialty pharmaceuticals, higher volumes from retail national account customers, and branded pharmaceutical price increases, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
RxTS revenues for the year ended March 31, 2024 increased $382 million or 9% compared to the prior year due to higher technology service revenues and increased volumes primarily in our third-party logistics and wholesale distribution services.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the year ended March 31, 2024 increased $203 million or 2% compared to the prior year. Within the segment, sales to primary care customers increased $205 million and sales to extended care customers increased $185 million, driven by underlying business growth. Other sales declined $187 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
International revenues for the year ended March 31, 2024 decreased $6.5 billion or 31% compared to the prior year which included $323 million unfavorable effects of foreign currency exchange fluctuations. Within the segment, sales in Europe declined by $6.8 billion largely due to the completed divestitures of our E.U. disposal group in the third quarter of fiscal 2023. This was partially offset by increased sales in Canada of $674 million largely driven by higher pharmaceutical distribution volumes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Segment Operating Profit and Corporate Expenses, Net:

	Years Ended March 31,
(Dollars in millions)	2024	2023	Change
Segment operating profit (1)
U.S. Pharmaceutical (2)	$2,786	$3,206	(13)%
Prescription Technology Solutions (3)	835	566	48
Medical-Surgical Solutions	952	1,117	(15)
International (4)	319	136	135
Subtotal	4,892	5,025	(3)
Corporate expenses, net (5)	(851)	(147)	479
Interest expense	(252)	(248)	2
Income from continuing operations before income taxes	$3,789	$4,630	(18)%

Segment operating profit margin
U.S. Pharmaceutical	1.00%	1.33%	(33)	bp
Prescription Technology Solutions	17.51	12.90	461
Medical-Surgical Solutions	8.42	10.05	(163)
International	2.26	0.66	160
bp - basis points
(1)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•a provision for bad debts of $725 million for the year ended March 31, 2024 related to the bankruptcy of our customer Rite Aid in October 2023, as further discussed in the “Trends and Uncertainties” section above;
•cash receipts for our share of antitrust legal settlements of $244 million and $129 million for the years ended March 31, 2024 and 2023, respectively;
•a credit of $157 million and a charge of $1 million for the years ended March 31, 2024 and 2023, respectively, related to the LIFO method of accounting for inventories;
•a charge of $74 million for the year ended March 31, 2024 related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section; and
•a gain of $142 million for the year ended March 31, 2023 related to the exit of one of our investments in equity securities.
(3)Operating profit for our RxTS segment for the year ended March 31, 2024 includes a fair value adjustment gain of $78 million which reduced our contingent consideration liability related to the RxSS acquisition and, for the year ended March 31, 2023, includes restructuring charges of $43 million primarily for severance and employee-related costs, as well as asset impairments and accelerated depreciation, related to restructuring initiatives discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
(4)Operating profit for our International segment includes charges of $240 million for the year ended March 31, 2023 to remeasure the assets and liabilities of our E.U. disposal group to fair value less costs to sell, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
(5)Corporate expenses, net includes the following:
•a charge of $75 million for the year ended March 31, 2024 related to our estimated liability for opioid-related claims as previously discussed in the “Trends and Uncertainties” section;
•restructuring charges of $55 million and $83 million for the years ended March 31, 2024 and 2023, respectively, primarily for restructuring initiatives discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report;
•a gain of $306 million for the year ended March 31, 2023 primarily related to the effect of accumulated other comprehensive loss components from our E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report;
•a gain of $126 million for the year ended March 31, 2023 related to the cash payment received for the early termination of our TRA with Change; and

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•a gain of $97 million for the year ended March 31, 2023 related to the termination of fixed interest rate swaps accounted for as cash flow hedges.
U.S. Pharmaceutical
Operating profit decreased for the year ended March 31, 2024 compared to the prior year primarily due to a provision for bad debts of $725 million related to the bankruptcy of our customer Rite Aid in October 2023, a charge of $74 million related to our estimated liability for opioid-related claims, a gain of $142 million related to the exit of one of our investments in equity securities in fiscal 2023, and an increase in operating expenses to support higher volumes, partially offset by growth in specialty pharmaceuticals, a LIFO credit in fiscal 2024 compared to a charge in the prior year period, an increase in net cash proceeds received representing our share of antitrust legal settlements, and increased contributions from our generics programs.
Prescription Technology Solutions
Operating profit increased for the year ended March 31, 2024 compared to the prior year primarily driven by increased volumes with new and existing customers, primarily from growth in our access solutions related to prior authorization services, and fair value adjustment gains which reduced our contingent consideration liability related to the RxSS acquisition.
Medical-Surgical Solutions
Operating profit decreased for the year ended March 31, 2024 compared to the prior year primarily due to a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines and higher expenses to support business growth, partially offset by growth in our extended and primary care businesses.
International
Operating profit increased for the year ended March 31, 2024 compared to the prior year primarily as a result of remeasurement charges recorded in the prior year related to the E.U. disposal group, partially offset by lower contributions from the European operations divested in fiscal 2023.
Corporate
Corporate expenses, net increased for the year ended March 31, 2024 compared to the prior year primarily due to:
•a charge of $75 million related to our estimated liability for opioid-related claims;
•prior year remeasurement gains related to the E.U. disposal group;
•a gain in fiscal 2023 related to the cash payment received for the early termination of our TRA with Change; and
•a gain in fiscal 2023 related to the termination of fixed interest rate swaps accounted for as cash flow hedges.
FOREIGN OPERATIONS
Our foreign operations represented approximately 5% and 7% of our consolidated revenues in fiscal 2024 and fiscal 2023, respectively. Foreign operations are subject to certain risks, including currency fluctuations. Refer to Item 1A - Risk Factors in Part I of this Annual Report for a risk factor related to fluctuations in foreign currency exchange rates. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies, including the Canadian dollar and, more significantly prior to our European divestiture activities discussed above, Euro and British pound sterling. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates. In discussing our operating results, we may use the term “foreign currency exchange fluctuations,” which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of our operations in foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency exchange rate fluctuations. In computing the foreign currency exchange fluctuations, we translate our current year results of our operations in foreign countries recorded in local currencies into U.S. dollars by applying their respective average foreign currency exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods reported in U.S. dollars.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
FISCAL 2025 OUTLOOK
Information regarding the Company’s fiscal 2025 outlook is contained in the release of our fourth quarter fiscal 2024 financial results included as an exhibit to our Form 8-K furnished to the SEC on May 7, 2024, which is not incorporated by reference into this Annual Report. That Form 8-K should be read in conjunction with the forward-looking statements in the "Trends and Uncertainties" section of this Financial Review, as well as the cautionary statements in Item 1 - Business - Forward-Looking Statements, and Item 1A - Risk Factors, in Part I of this Annual Report.
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
Sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 69% of total consolidated revenues in fiscal 2024 and comprised approximately 43% of total trade accounts receivable at March 31, 2024. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 28% of our total consolidated revenues in fiscal 2024 and comprised approximately 24% of total trade accounts receivable at March 31, 2024. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations, and liquidity.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Reserve methodologies are assessed annually based on historical losses and economic, business, and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in fiscal 2024 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.
At March 31, 2024, trade and notes receivables were $19.6 billion prior to allowances of $877 million. Our provision for bad debts was $819 million, $45 million, and $29 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. At March 31, 2024 and 2023, the allowance as a percentage of trade and notes receivables was 4.5% and 0.7%, respectively. The provision for bad debts for fiscal 2024 includes a charge of $725 million within our U.S. Pharmaceutical segment related to the bankruptcy of our customer Rite Aid, as discussed in the “Trends and Uncertainties” section of this Financial Review. This amount represents the uncollected trade accounts receivable balance due from Rite Aid prior to its bankruptcy petition filing in October 2023. An increase or decrease of a hypothetical 0.1% in the fiscal 2024 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $20 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowances for credit losses may be found in Schedule II included in this Annual Report.
Inventories: Inventories consist of merchandise held for resale. We report inventories at the lower of cost or net realizable value, except for inventories determined using the LIFO method which are valued at the lower of LIFO cost or market. The LIFO method presumes that the most recent inventory purchases are the first items sold and the inventory cost under LIFO approximates market. The majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign and certain domestic locations is based on the first-in, first-out (“FIFO”) method or weighted-average purchase prices. Rebates, cash discounts, and other incentives received from vendors relating to the purchase or distribution of inventory are considered product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.
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
At March 31, 2024 and 2023, total inventories, net were $21.1 billion and $19.7 billion, respectively, in our Consolidated Balance Sheets. The LIFO method was used to value approximately 62% and 64% of our inventories at March 31, 2024 and 2023, respectively. If we had used the moving average method of inventory valuation, inventories would have been approximately $227 million and $384 million higher than the amounts reported at March 31, 2024 and 2023, respectively. These amounts are equivalent to our LIFO reserves. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. We recognized a LIFO credit of $157 million in fiscal 2024, a LIFO charge of $1 million in fiscal 2023, and a LIFO credit of $23 million in fiscal 2022, all within “Cost of sales” in our Consolidated Statements of Operations. The LIFO credit in fiscal 2024 compared to a LIFO charge in fiscal 2023 was primarily due to lower brand inflation, offset by higher brand inventory levels, lower deflation from off patent launch activity, and lower generics deflation. The LIFO charge in fiscal 2023 compared to a LIFO credit in fiscal 2022 was primarily due to higher brand inflation and lower generics deflation, offset by higher off patent launch activity in fiscal 2023. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products.
We believe that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO cost or market. As of March 31, 2024 and 2023, inventories at LIFO did not exceed market.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
Goodwill and Long-Lived Assets:
Goodwill
As a result of acquiring businesses, we have $10.1 billion and $9.9 billion of goodwill at March 31, 2024 and 2023, respectively, and $2.1 billion and $2.3 billion of intangible assets, net at March 31, 2024 and 2023, respectively. During the first quarter of fiscal 2023, we voluntarily changed our annual goodwill impairment testing date from October 1st to April 1st to align with a change in the timing of our annual long-term planning process. This change was not material to our consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.
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
The annual impairment testing performed for fiscal 2024, fiscal 2023, and fiscal 2022 did not indicate any impairment of goodwill.
Refer to Financial Note 10, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements included in this Annual Report for additional information.
Long-Lived Assets
Currently, all of our identifiable intangible and other long-lived assets are amortized or depreciated based on the pattern of their economic consumption or a straight-line basis over their estimated useful lives, ranging from one to 30 years. We review intangible and other long-lived assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability of intangible and other long-lived assets is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value. Assumptions and estimates about future values and the remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
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
Restructuring Charges: We have certain restructuring reserves which require significant estimates related to the timing and amount of future employee severance and other exit-related costs to be incurred when the restructuring actions take place. We generally recognize employee severance costs when payments are probable and amounts are estimable. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred. In connection with these restructuring actions, we also assess the recoverability of long-lived assets used in the business, and as a result, we may recognize accelerated depreciation and amortization reflecting shortened useful lives of the underlying assets. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for additional information on restructuring matters.

Table of Contents	MD&A Index
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
Loss Contingencies: We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a material loss is reasonably possible, or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided. Legal fees are recognized as incurred when the legal services are provided.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
In conjunction with the preparation of the consolidated financial statements included in this Annual Report, we considered matters related to ongoing controlled substances claims to which we are a party. For the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a proposed settlement with a nationwide class of acute care hospitals, and the corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. At March 31, 2024, our estimated accrued liability for opioid-related claims was $6.8 billion. Because of the many uncertainties associated with the remaining opioid-related litigation matters, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible losses for all opioid-related litigation matters. We are not able to predict the outcome in these matters, and an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our results of operations, financial position, and cash flows or liquidity. Refer to the “Opioid-Related Litigation and Claims” section of the “Trends and Uncertainties” section of this Financial Review and Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report for additional information.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At March 31, 2024, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Years Ended March 31,
(Dollars in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$4,314	$5,159	$(845)
Investing activities	(1,072)	(542)	(530)
Financing activities	(3,342)	(4,368)	1,026
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	25	(19)
Change in cash, cash equivalents, and restricted cash classified within Assets held for sale (1)	—	470	(470)
Net change in cash, cash equivalents, and restricted cash	$(94)	$744	$(838)
(1)The fiscal 2023 change reflects a reversal of cash, cash equivalents, and restricted cash previously classified as assets held for sale at March 31, 2022 as part of the U.K. disposal group and is offset by cash outflows primarily related to the settlement of liabilities which is reflected in operating activities.
Operating Activities
Operating activities provided cash of $4.3 billion and $5.2 billion for the years ended March 31, 2024 and 2023, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the year ended March 31, 2024 were affected by net income of $3.2 billion adjusted for non-cash items, including a provision for bad debts of $725 million related to the bankruptcy of our customer Rite Aid, in October 2023, as well as increases in accounts payable of $4.6 billion, offset by increases in receivables of $3.0 billion, and inventories of $1.3 billion which were primarily driven by higher revenues and timing. Our litigation liabilities decreased by $395 million due to payments made during fiscal 2024 of $544 million associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, partially offset by a charge of $149 million, related to our estimated liability for opioid-related claims, as discussed in more detail in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. Other non-cash items within operating activities for the year ended March 31, 2024 includes stock-based compensation of $182 million, partially offset by a fair value adjustment gain of $78 million related to the contingent consideration liability recognized as part of our acquisition of RxSS.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Operating activities for the year ended March 31, 2023 were affected by net income of $3.7 billion adjusted for non-cash items, and an increase in drafts and accounts payable of $3.8 billion offset by increases in inventories and receivables of $1.3 billion and $1.1 billion, respectively, were primarily driven by higher revenues and timing. Our litigation liabilities decreased by $1.1 billion due to payments made during fiscal 2023 associated with various settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes. Other non-cash items within operating activities for the year ended March 31, 2023 includes stock-based compensation of $162 million.
Investing Activities
Investing activities used cash of $1.1 billion and $542 million for the years ended March 31, 2024 and 2023, respectively. Investing activities for the year ended March 31, 2024 includes $431 million and $256 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software, as well as $272 million of net cash payments for acquisitions.
Investing activities for the year ended March 31, 2023 includes $867 million of net cash payments for acquisitions, including $600 million for our acquisition of RxSS and $173 million for our contribution for the formation of SCRI Oncology with HCA Healthcare, Inc. Investing activities for the year ended March 31, 2023 also includes $390 million and $168 million in capital expenditures for property, plant, and equipment and capitalized software, respectively, and reflects proceeds from sales of businesses and investments of $1.1 billion, including cash proceeds, net of cash divested, of $573 million from the completed divestiture of our E.U. disposal group, $202 million of net cash from the completed divestiture of our U.K. disposal group, and $179 million of cash from the exit of one of our investments in equity securities in July 2022.
Financing Activities
Financing activities used cash of $3.3 billion and $4.4 billion for the years ended March 31, 2024 and 2023, respectively. On June 15, 2023, we completed a public offering of 4.90% Notes due July 15, 2028 in a principal amount of $400 million and 5.10% Notes due July 15, 2033 in a principal amount of $600 million, for proceeds received, net of discounts and offering expenses, of $397 million and $592 million, respectively. A portion of the net proceeds from these notes was utilized to fund the repurchase of our 2024 Notes discussed below, while the remaining net proceeds was available for general corporate purposes.
On June 16, 2023, we completed a cash tender offer for any and all of our 2024 Notes with a principal amount of $918 million, which was made concurrently with the June 15, 2023 notes offering described above. Using a portion of the proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million principal amount of the 2024 Notes. Following the consummation of this tender offer, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it became due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date.
Financing activities for the year ended March 31, 2024 includes $3.0 billion of cash paid for share repurchases and $314 million of cash paid for dividends. Financing activities also includes cash receipts and cash payments of $20.0 billion related to short-term borrowings of commercial paper in fiscal 2024.
Financing activities for the year ended March 31, 2023 includes $3.6 billion of cash paid for share repurchases and $292 million of cash paid for dividends. Financing activities also includes cash receipts and cash payments of $8.5 billion related to short-term borrowings of commercial paper in fiscal 2023. In November 2022, we entered into the 2022 Term Loan Credit Facility which provided an unsecured term loan facility of up to $500 million, which we drew upon in full in December 2022 and which we subsequently repaid in February 2023. The proceeds of this loan were used for general corporate purposes. In February 2023, we completed a public offering of the 5.25% Notes with net proceeds of $497 million, which were used to repay existing debt. In December 2022, we retired our $400 million outstanding principal amount of 2.70% Notes and on March 15, 2023, we retired our $360 million outstanding principal amount of 2.85% Notes, both upon maturity using cash on hand.
Cash used for other financing activities generally includes shares surrendered for tax withholding and payments to noncontrolling interests.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Share Repurchase Plans
The Board has authorized the repurchase of common stock. We may affect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, cash generated from operations, and market and economic conditions. During the last two fiscal years, our share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit). Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $25 million were incurred for the year ended March 31, 2024 and accrued within “Other accrued liabilities” in the Company’s Consolidated Balance Sheet for shares repurchased during fiscal 2024. We did not incur excise taxes during the year ended March 31, 2023.
Information regarding the share repurchase activity over the last two fiscal years was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
Balance, March 31, 2022			$3,278
Shares repurchased - February 2022 ASR (4)	0.3	$295.16	—
Shares repurchased - May 2022 ASR	3.1	$321.05	(1,000)
Share repurchase authorization increase in fiscal 2023			4,000
Shares repurchased - December 2022 ASR	2.6	$369.20	(972)
Shares repurchased - Open market (5)	4.7	$363.24	(1,693)
Balance, March 31, 2023			3,613
Share repurchase authorization increase in fiscal 2024			6,000
Shares repurchased - Open market	6.9	$436.46	(2,998)
Balance, March 31, 2024			$6,615
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The remaining authorization outstanding for repurchases of common stock excludes $25 million of excise taxes incurred on share repurchases for the year ended March 31, 2024.
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
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Selected Measures of Liquidity and Capital Resources

	March 31,
(Dollars in millions)	2024	2023
Cash, cash equivalents, and restricted cash	$4,585	$4,679
Working capital	(4,387)	(3,665)
Days sales outstanding for: (1)
Customer receivables	22	22
Inventories	26	27
Drafts and accounts payable	58	58
Debt to capital ratio (2)	124.0%	120.5%
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
Our cash and cash equivalents balance as of March 31, 2024 and 2023 included approximately $1.6 billion and $1.3 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital decreased at March 31, 2024 compared to the prior year primarily due to an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, an increase in other accrued liabilities and a decrease in cash and cash equivalents, partially offset by an increase in receivables, net and inventories, net, driven by higher sales and timing, and a decrease in the current portion of long-term debt largely funded by an issuance of long-term debt in the first quarter of fiscal 2024.
Our debt to capital ratio increased for the year ended March 31, 2024 compared to the prior year primarily due to share repurchases and dividend payments as well as repayments of long-term debt, partially offset by net income attributable to McKesson for the year and issuance of new long-term debt.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
In July 2023, we raised our quarterly dividend to $0.62 from $0.54 per share of common stock for dividends declared on or after such date by the Board. Dividends were $2.40 per share in fiscal 2024 and $2.09 per share in fiscal 2023, and we paid total cash dividends of $314 million and $292 million in fiscal 2024 and fiscal 2023, respectively. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Material Cash Requirements:
The table and information below presents our significant financial obligations and commitments as of March 31, 2024:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Total debt (1)	$5,629	$50	$2,894	$1,364	$1,321
Operating lease obligations (2)	2,024	359	634	436	595
Other (3)	93	24	18	18	33

Off balance sheet
Interest on borrowings (4)	1,171	184	309	202	476
Purchase obligations (5)	7,305	7,297	8	—	—
Other (6)	348	106	220	10	12
Total	$16,570	$8,020	$4,083	$2,030	$2,437
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
The material cash requirements table above excludes the following obligations:
At March 31, 2024, the Company had accrued liabilities of $6.8 billion related to the settlement of opioid-related litigation claims with U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs as described in the “Trends and Uncertainties” section of this Financial Review and Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. The majority of this amount relates to a global settlement payable in annual installments through 2038 pursuant to the schedule set forth in the agreement. As of March 31, 2024, $665 million is estimated to be paid within the next twelve months.
At March 31, 2024, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.1 billion. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for additional information on income tax matters.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
At March 31, 2024, our banks and insurance companies have issued $211 million of standby letters of credit and surety bonds. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and our workers’ compensation and automotive liability programs.
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.8 billion as of March 31, 2024 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report.
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

McKESSON CORPORATION
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2024 and 2023, we had $4.6 billion and $4.7 billion, respectively, in cash and cash equivalents. At March 31, 2024 and 2023, we also had fixed-to-floating interest rate swaps with a total notional amount of $1.3 billion. The effect of a hypothetical 50 basis points increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and fixed-to-floating interest rate swaps, would have resulted in a favorable impact of $4 million and $7 million to our earnings in fiscal 2024 and fiscal 2023, respectively.
Foreign currency exchange rate risk: We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, primarily the Canadian dollar. We are also exposed to foreign currency exchange rate risk related to our foreign currency-denominated notes, intercompany loans denominated in non-functional currencies, and certain foreign subsidiaries, primarily the Euro, British pound sterling, and Canadian dollar. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars.
In July 2021, we announced our intention to exit our businesses in Europe and completed the divestitures of our Austrian business in fiscal 2022, and the U.K. disposal group and the E.U. disposal group in fiscal 2023. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information on these divestitures. The completion of these divestitures has reduced our foreign currency exchange rate risk as it relates to the Euro and British pound sterling.
We have certain foreign currency exchange rate risk programs that utilize cross-currency swaps which are intended to reduce the income statement effects from fluctuations in foreign currency exchange rates and have been designated as net investment hedges, fair value hedges, or cash flow hedges. These programs reduce but do not entirely eliminate foreign currency exchange rate risk. However, our risk management programs are designed such that changes in the value of the underlying exposure would be largely offset by the potential changes in the value of the risk management portfolios. Refer to Financial Note 14, “Hedging Activities,” to the consolidated financial statements included in this Annual Report for more information on our cross-currency swaps.
The Company and its subsidiaries are periodically exposed to balances denominated in currencies other than their functional currency. At March 31, 2024 and 2023, the effect of a hypothetical adverse 10% change in the foreign currency exchange rates on underlying balances not reported in the functional currencies of the Company and these subsidiaries would not have resulted in a material impact to our earnings in fiscal 2024 or fiscal 2023. Refer to Financial Note 1, “Significant Accounting Policies,” under the section “Foreign Currency Translation” for more information regarding our exposure to transactional gains and losses.

Table of Contents	Item 8 Index
McKESSON CORPORATION
Item 8.    Financial Statements and Supplementary Data.

Table of Contents	Item 8 Index
McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. This audit report appears on the following page of this Annual Report on Form 10-K.
May 7, 2024

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
McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Uncertain Tax Position, Opioid Claims - refer to Note 1 and Note 6 to the financial statements
Critical Audit Matter Description
The Company has recorded charges and related tax benefit for opioid-related claims. In order to account for the uncertainty associated with the ultimate realization of the income tax benefit related to opioid claims, the Company recorded an uncertain tax position reserve. Tax benefits from uncertain tax positions are recognized when, based upon the technical tax merits, it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The net amount of income tax benefit recognized by management is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. The Company uses significant judgment in evaluating the technical tax merits of income tax benefits that qualify for recognition, including the determination of the amount that is more likely than not of being realized for U.S. federal and state income tax purposes.
We identified the Company’s uncertain tax position related to liabilities arising from opioid claims as a critical audit matter because of the challenges in auditing management’s estimate of the amount of income tax benefit that qualifies for recognition. Specifically, there is significant judgment associated with the assessment of the technical tax merits, including the related interpretation of applicable tax laws and regulations. Auditing the uncertain tax position related to liabilities arising from opioid claims required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists.

Table of Contents	Item 8 Index
McKESSON CORPORATION
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s uncertain tax position associated with liabilities arising from opioid claims included the following, among others:

•We tested the effectiveness of the Company’s internal control related to management’s assessment of the technical merits of its tax position and the amount of benefit more likely than not to be realized related to liabilities arising from opioid claims.

•With the assistance of our income tax specialists, we evaluated the facts, evidence and the Company’s related income tax analysis for the uncertain tax position reserve associated with liabilities arising from opioid claims.

•We held inquiries with the Company’s internal and external income tax specialists related to the uncertain tax position for liabilities arising from opioid claims.

•We evaluated any events after March 31, 2024, that might affect management’s accounting treatment and related applicable disclosures.

•We obtained written representations from executives and internal legal counsel of the Company.

•We obtained and reviewed terms related to the Company’s settlements opioid claims and evaluated them against the deductibility criteria set forth by relevant tax laws and regulations.

•We evaluated the Company’s related disclosures for consistency with our testing and also searched for contradictory evidence by reading disclosures from peer companies, who are also party to opioid litigation.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 7, 2024

We have served as the Company’s auditor since 1968.

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2024	2023	2022
Revenues	$308,951	$276,711	$263,966
Cost of sales	(296,123)	(264,353)	(250,836)
Gross profit	12,828	12,358	13,130
Selling, distribution, general, and administrative expenses	(8,657)	(7,776)	(10,537)
Claims and litigation charges, net	(147)	8	(274)
Restructuring, impairment, and related charges, net	(115)	(209)	(281)
Total operating expenses	(8,919)	(7,977)	(11,092)
Operating income	3,909	4,381	2,038
Other income, net	132	497	259
Loss on debt extinguishment	—	—	(191)
Interest expense	(252)	(248)	(178)
Income from continuing operations before income taxes	3,789	4,630	1,928
Income tax expense	(629)	(905)	(636)
Income from continuing operations	3,160	3,725	1,292
Loss from discontinued operations, net of tax	—	(3)	(5)
Net income	3,160	3,722	1,287
Net income attributable to noncontrolling interests	(158)	(162)	(173)
Net income attributable to McKesson Corporation	$3,002	$3,560	$1,114

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$22.39	$25.05	$7.26
Discontinued operations	—	(0.02)	(0.03)
Total	$22.39	$25.03	$7.23
Basic
Continuing operations	$22.54	$25.25	$7.35
Discontinued operations	—	(0.02)	(0.03)
Total	$22.54	$25.23	$7.32

Weighted-average common shares outstanding
Diluted	134.1	142.2	154.1
Basic	133.2	141.1	152.3

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2024	2023	2022
Net income	$3,160	$3,722	$1,287

Other comprehensive income, net of tax
Foreign currency translation adjustments	(7)	674	60
Unrealized gains (losses) on cash flow and other hedges	39	(63)	14
Changes in retirement-related benefit plans	(8)	62	41
Other comprehensive income, net of tax	24	673	115

Comprehensive income	3,184	4,395	1,402
Comprehensive income attributable to noncontrolling interests	(158)	(206)	(172)
Comprehensive income attributable to McKesson Corporation	$3,026	$4,189	$1,230

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$4,583	$4,678
Receivables, net	21,622	19,410
Inventories, net	21,139	19,691
Prepaid expenses and other	626	513
Total current assets	47,970	44,292
Property, plant, and equipment, net	2,316	2,177
Operating lease right-of-use assets	1,729	1,635
Goodwill	10,132	9,947
Intangible assets, net	2,110	2,277
Other non-current assets	3,186	1,992
Total assets	$67,443	$62,320

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$47,097	$42,490
Current portion of long-term debt	50	968
Current portion of operating lease liabilities	295	299
Other accrued liabilities	4,915	4,200
Total current liabilities	52,357	47,957
Long-term debt	5,579	4,626
Long-term deferred tax liabilities	917	1,387
Long-term operating lease liabilities	1,466	1,402
Long-term litigation liabilities	6,113	6,625
Other non-current liabilities	2,610	1,813
Commitments and contingent liabilities (Note 17)
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 278 and 277 shares issued at March 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	8,048	7,747
Retained earnings	14,978	12,295
Accumulated other comprehensive loss	(881)	(905)
Treasury shares, at cost, 148 and 141 shares at March 31, 2024 and 2023, respectively	(24,119)	(20,997)
Total McKesson Corporation stockholders’ deficit	(1,971)	(1,857)
Noncontrolling interests	372	367
Total deficit	(1,599)	(1,490)
Total liabilities and deficit	$67,443	$62,320
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2021	273	$2	$6,925	$8,202	$(1,480)	(115)	$(13,670)	$196	$175
Issuance of shares under employee plans, net of forfeitures	2	—	220	—	—	—	(71)	—	149
Share-based compensation	—	—	154	—	—	—	—	—	154
Repurchase of common stock	—	—	(204)	—	—	(15)	(3,304)	—	(3,508)
Net income	—	—	—	1,114	—	—	—	165	1,279
Other comprehensive income (loss)	—	—	—	—	116	—	—	(4)	112
Cash dividends declared, $1.83 per common share	—	—	—	(279)	—	—	—	—	(279)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(155)	(155)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	178	—	(170)	—	—	—	8
Reclassification of McKesson Europe AG redeemable noncontrolling interests	—	—	—	—	—	—	—	287	287
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	2	(7)	—	—	—	(2)	(7)
Balance, March 31, 2022	275	2	7,275	9,030	(1,534)	(130)	(17,045)	480	(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	163	—	—	—	(160)	—	4
Share-based compensation	—	—	161	—	—	—	—	—	161
Repurchase of common stock	—	—	127	—	—	(11)	(3,792)	—	(3,665)
Net income	—	—	—	3,560	—	—	—	162	3,722
Other comprehensive income	—	—	—	—	629	—	—	44	673
Cash dividends declared, $2.09 per common share	—	—	—	(296)	—	—	—	—	(296)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(5)	(5)
Formation of SCRI Oncology, LLC	—	—	22	—	—	—	—	225	247
Derecognition of noncontrolling interests in McKesson Europe AG	—	—	—	—	—	—	—	(382)	(382)
Other	—	—	(1)	1	—	—	—	(7)	(7)
Balance, March 31, 2023	277	3	7,747	12,295	(905)	(141)	(20,997)	367	(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	116	—	—	—	(99)	—	17
Share-based compensation	—	—	182	—	—	—	—	—	182
Repurchase of common stock	—	—	—	—	—	(7)	(3,023)	—	(3,023)
Net income	—	—	—	3,002	—	—	—	158	3,160
Other comprehensive income	—	—	—	—	24	—	—	—	24
Cash dividends declared, $2.40 per common share	—	—	—	(320)	—	—	—	—	(320)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(152)	(152)
Other	—	—	3	1	—	—	—	(1)	3
Balance, March 31, 2024	278	$3	$8,048	$14,978	$(881)	(148)	$(24,119)	$372	$(1,599)
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$3,160	$3,722	$1,287
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	253	248	279
Amortization	382	360	481
Long-lived asset impairment charges	43	72	175
Deferred taxes	(603)	(20)	34
Charges (credits) associated with last-in, first-out inventory method	(157)	1	(23)
Non-cash operating lease expense	228	249	241
Gain from sales of businesses and investments	(17)	(211)	(132)
Provision for bad debts	819	45	29
European businesses held for sale	—	—	1,509
Other non-cash items	233	253	472
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,954)	(1,082)	(1,843)
Inventories	(1,294)	(1,259)	(1,169)
Drafts and accounts payable	4,587	3,788	2,802
Operating lease liabilities	(339)	(338)	(356)
Taxes	331	363	243
Litigation liabilities	(395)	(1,088)	199
Other	37	56	206
Net cash provided by operating activities	4,314	5,159	4,434

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(431)	(390)	(388)
Capitalized software expenditures	(256)	(168)	(147)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(272)	(867)	(6)
Proceeds from sales of businesses and investments, net	47	1,077	578
Other	(160)	(194)	(126)
Net cash used in investing activities	(1,072)	(542)	(89)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	19,964	8,450	11,192
Repayments of short-term borrowings	(19,964)	(8,450)	(11,192)
Proceeds from issuances of long-term debt	991	997	498
Repayments of long-term debt	(288)	(1,274)	(1,648)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	(647)	—	—
Payments for debt extinguishments	—	—	(184)
Common stock transactions:
Issuances	116	163	220
Share repurchases	(3,025)	(3,638)	(3,516)
Dividends paid	(314)	(292)	(277)
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	—	—	(1,031)
Other	(175)	(324)	(383)
Net cash used in financing activities	(3,342)	(4,368)	(6,321)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6	25	55
Cash, cash equivalents, and restricted cash classified as Assets held for sale	—	470	(540)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(94)	744	(2,461)
Cash, cash equivalents, and restricted cash at beginning of year	4,679	3,935	6,396
Cash, cash equivalents, and restricted cash at end of year	4,585	4,679	3,935
Less: Restricted cash at end of year included in Prepaid expenses and other	(2)	(1)	(403)
Cash and cash equivalents at end of year	$4,583	$4,678	$3,532

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest, net	$234	$224	$186
Income taxes, net of refunds	901	562	359
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation together with its subsidiaries (collectively, the “Company” or “McKesson”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Refer to Financial Note 20, “Segments of Business,” for additional information.
Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all majority-owned or controlled companies. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net income attributable to noncontrolling interests” in the Consolidated Statements of Operations. All significant intercompany balances and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). Among other provisions, the IRA includes a 15% corporate minimum tax, a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022, and various drug pricing reforms. The Company does not anticipate that this legislation will have a material impact on its consolidated financial statements or related disclosures; however the Company continues to evaluate the impact of these legislative changes. Refer to Financial Note 18, “Stockholders' Equity (Deficit),” for further details regarding excise taxes incurred on the Company’s share repurchases during the year ended March 31, 2024.
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
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included in “Prepaid expenses and other” and “Other non-current assets” in the Consolidated Balance Sheets. Restricted cash of $395 million held in escrow as of March 31, 2022 related to obligations under settlement agreements for opioid-related claims of governmental entities was released during fiscal 2023. Refer to Financial Note 17, “Commitments and Contingent Liabilities,” for additional information on opioid-related claims and litigation matters.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $864 million and $111 million were included in “Receivables, net” in the Consolidated Balance Sheets as of March 31, 2024 and 2023, respectively. The increase in the allowance for the year ended March 31, 2024 was primarily due to a provision for bad debts recognized of $725 million related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). In October 2023, Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and this amount represents the uncollected trade accounts receivable balance due from Rite Aid prior to its bankruptcy petition filing. These charges were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations and included within the U.S. Pharmaceutical segment.
The following table presents the components of the Company’s receivables as of March 31, 2024 and 2023:

	March 31,
(In millions)	2024	2023
Customer accounts	$19,439	$17,160
Other	3,104	2,408
Total receivables	22,543	19,568
Allowances	(921)	(158)
Receivables, net	$21,622	$19,410
Concentrations of Credit Risk and Receivables: The Company’s trade accounts receivable are subject to concentrations of credit risk with customers primarily in its U.S. Pharmaceutical segment. During fiscal 2024, sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 69% of its total consolidated revenues and approximately 43% of total trade accounts receivable at March 31, 2024. Sales to the Company’s largest customer, CVS Health Corporation (“CVS”), accounted for approximately 28% of its total consolidated revenues in fiscal 2024 and comprised approximately 24% of total trade accounts receivable at March 31, 2024. As a result, the Company’s sales and credit concentration is significant. The Company has agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. In addition, trade accounts receivables are subject to concentrations of credit risk with customers in the institutional, retail, and healthcare provider sectors, which can be affected by a downturn in the economy, changes in reimbursement policies, and other factors. This credit risk is mitigated by the size and diversity of the Company’s customer base as well as its geographic dispersion.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Inventories: Inventories consist of merchandise held for resale. The Company reports inventories at the lower of cost or net realizable value, except for inventories determined using the last-in, first-out (“LIFO”) method which are valued at the lower of LIFO cost or market. The LIFO method presumes that the most recent inventory purchases are the first items sold and the inventory cost under LIFO approximates market. The majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign and certain domestic locations is based on the first-in, first-out (“FIFO”) method or weighted-average purchase prices. Rebates, cash discounts, and other incentives received from vendors are recognized in cost of sales upon the sale of the related inventory.
At March 31, 2024 and 2023, total inventories, net were $21.1 billion and $19.7 billion, respectively, in the Company’s Consolidated Balance Sheets. The LIFO method was used to value approximately 62% and 64% of the Company’s inventories at March 31, 2024 and 2023, respectively. If the Company had used the moving average method of inventory valuation, inventories would have been approximately $227 million and $384 million higher than the amounts reported at March 31, 2024 and 2023, respectively. These amounts are equivalent to the Company’s LIFO reserves. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. The Company recognized a LIFO credit of $157 million in fiscal 2024, a LIFO charge of $1 million in fiscal 2023, and a LIFO credit of $23 million in fiscal 2022, all within “Cost of sales” in its Consolidated Statements of Operations. The LIFO credit in fiscal 2024 compared to a LIFO charge in fiscal 2023 was primarily due to lower brand inflation, offset by higher brand inventory levels, lower deflation from off patent launch activity, and lower generics deflation. The LIFO charge in fiscal 2023 compared to a LIFO credit in fiscal 2022 was primarily due to higher brand inflation and lower generics deflation, offset by higher off patent launch activity in fiscal 2023. The Company’s LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products.
The Company believes that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, its LIFO inventory is valued at the lower of LIFO cost or market. As of March 31, 2024 and 2023, inventories at LIFO did not exceed market.
Shipping and Handling Costs: The Company includes costs to pack and deliver inventory to its customers in “Selling, distribution, general, and administrative expenses” in its Consolidated Statements of Operations. Shipping and handling costs of $1.1 billion, $1.2 billion, and $1.1 billion were recognized in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table presents the components of the Company’s property, plant, and equipment, net as of March 31, 2024 and 2023:

	March 31,
(In millions)	2024	2023
Land	$109	$109
Building and improvements	1,482	1,413
Machinery, equipment, and other	2,751	2,603
Construction in progress	441	283
Total property, plant, and equipment	4,783	4,408
Accumulated depreciation and amortization	(2,467)	(2,231)
Property, plant, and equipment, net	$2,316	$2,177
Total depreciation expense for property, plant, and equipment, net and amortization of the ROU assets of finance leases was $279 million, $272 million, and $312 million for the years ended March 31, 2024, 2023, and 2022, respectively.
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

Table of Contents	Item 8 Index
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
Intangible Assets: Currently all of the Company’s identifiable intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to 25 years. The Company reviews intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its estimated fair value. The Company also performs a periodic review of its intangible assets and removes from the balance sheet fully amortized intangible assets that no longer provide an economic benefit, are no longer in use, or for which the related contract has expired. During the year ended March 31, 2024, the Company removed from the balance sheet $1.4 billion of fully amortized gross intangible assets and the corresponding accumulated amortization.
Capitalized Software Held for Internal Use: The Company capitalizes costs of software held for internal use during the application development stage of a project and amortizes those costs using the straight-line method over their estimated useful lives, not to exceed 10 years. As of March 31, 2024 and 2023, capitalized software held for internal use was $495 million and $353 million, respectively, net of accumulated amortization of $560 million and $1.5 billion, respectively, and is included in “Other non-current assets” in the Consolidated Balance Sheets. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Amortization expense for capitalized software held for internal use was $102 million, $101 million, and $116 million for the years ended March 31, 2024, 2023, and 2022, respectively. The Company performs a periodic review of its capitalized software held for internal use and removes from the balance sheet fully amortized capitalized software costs that are determined to no longer be in use. During the year ended March 31, 2024, the Company removed from the balance sheet $1.0 billion of fully amortized gross capitalized software held for internal use and the corresponding accumulated amortization.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Revenues generated from the distribution of pharmaceutical and medical products represent the majority of the Company’s revenues. The Company orders product from the manufacturer, receives and carries the product at its central distribution facilities, and delivers the product directly to its customers’ warehouses, hospitals, or retail pharmacies. The distribution business primarily generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon the Company’s delivery to the customer or upon customer pick-up. The Company also earns revenues from a variety of other sources including its retail, services, and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are rendered. Revenues derived from distribution and retail business at the point of sale represent approximately 98%, 99%, and 98% of total revenues for the years ended March 31, 2024, 2023, and 2022, respectively. Revenues derived from services represent approximately 2%, 1%, and 2% of total revenues for the years ended March 31, 2024, 2023, and 2022, respectively.
Revenues are recorded gross when the Company is the principal in the transaction, has the ability to direct the use of the goods or services prior to transfer to a customer, is responsible for fulfilling the promise to its customer, has latitude in establishing prices, and controls the relationship with the customer. The Company records its revenues net of sales taxes. Revenues are measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, discounts, and rebates using historical data. Sales returns from customers were approximately $3.0 billion, $3.1 billion, and $3.2 billion for the years ended March 31, 2024, 2023, and 2022, respectively. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of March 31, 2024 and 2023. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs. The Company records deferred revenues when payments are received or due in advance of its performance. Deferred revenues are primarily from the Company’s services arrangements and are recognized as revenues over the periods when services are performed.
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded in its Consolidated Balance Sheets as of March 31, 2024 and 2023. The Company generally expenses costs to obtain a contract as incurred when the amortization period is less than one year.
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
Income Taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or the tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized.
Interest Expense: Interest expense primarily includes interest for the Company’s long-term debt obligations, commercial paper, net interest settlements of interest rate swaps, and the amortization of deferred issuance costs and original issue discounts on debt.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Its foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ equity or deficit accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in “Other comprehensive income, net of tax” in the Consolidated Statements of Comprehensive Income, and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. Gains and losses from currency exchange transactions are recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations and were not material for the years ended March 31, 2024, 2023, or 2022. The Company releases cumulative translation adjustments from stockholders’ equity or deficit into earnings as a gain or loss only upon a complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. It also releases all or a pro-rata portion of the cumulative translation adjustments into earnings upon the sale of an equity method investment that is a foreign entity or has a foreign component.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded in the Consolidated Balance Sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The Company has used foreign currency-denominated notes and uses cross-currency swaps to hedge a portion of its net investment in its foreign subsidiaries. The Company uses cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in “Other comprehensive income, net of tax” in the Consolidated Statements of Comprehensive Income, and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the Consolidated Statements of Operations when the hedged item affects earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized in earnings following the date when ineffectiveness was identified. Any cash flows received or paid as part of the termination of derivative financial instruments are classified within the Consolidated Statements of Cash Flows in accordance with the nature of the hedged item. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings. Refer to Financial Note 14, “Hedging Activities,” for additional information.
Comprehensive Income: Comprehensive income consists of two components: net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, as well as gains and losses that are recorded as an element of stockholders’ deficit but are excluded from earnings. The Company’s other comprehensive income or loss primarily consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency, including gains and losses on net investment hedges, as well as unrealized gains and losses on cash flow hedges and unrealized gains and losses on retirement-related benefit plans.
Noncontrolling Interests and Redeemable Noncontrolling Interests: Noncontrolling interests represent the portion of profit or loss, net assets, and comprehensive income or loss that is not allocable to McKesson Corporation. Net income attributable to noncontrolling interests includes third-party equity interests in the Company’s consolidated entities, including: ClarusONE Sourcing Services LLP (“ClarusONE”), a joint venture established between McKesson and Walmart Inc. in fiscal 2017; Vantage Oncology Holdings, LLC (“Vantage”), a provider of integrated oncology and radiation services acquired in fiscal 2017; and SCRI Oncology, LLC (“SCRI Oncology”), an oncology research business formed in fiscal 2023. Net income attributable to noncontrolling interests also included recurring compensation that the Company was obligated to pay to the noncontrolling shareholders of McKesson Europe AG (“McKesson Europe”), formerly known as Celesio AG, under the domination and profit and loss transfer agreement. The Company’s noncontrolling interest in McKesson Europe was included in the divestiture of certain of the Company’s businesses in the European Union (“E.U.”) in October 2022. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ deficit in the Company’s Consolidated Balance Sheets. Refer to Financial Note 7, “Noncontrolling Interests and Redeemable Noncontrolling Interests,” for additional information on noncontrolling and redeemable noncontrolling interests, and Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on the formation of SCRI Oncology and divestiture of McKesson Europe.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Share-Based Compensation: The Company accounts for all share-based compensation transactions at fair value. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period. The Company estimates the number of share-based awards that will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period and is adjusted when actual forfeitures occur. The actual forfeitures in future reporting periods could be higher or lower than current estimates. The share-based compensation expense recognized is classified in the Consolidated Statements of Operations in the same manner as cash compensation paid to the Company’s employees and included in “Selling, distribution, general, and administrative expenses.” Refer to Financial Note 4, “Share-Based Compensation,” for additional information.
Loss Contingencies: The Company is subject to various claims, including, but not limited to, claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of its business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate the loss or a range of possible loss. When a material loss is reasonably possible, or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided. The Company recognizes legal fees as incurred when the legal services are provided.
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
Restructuring Charges: Restructuring charges are incurred for programs in which the Company changes its operations, the scope of a business undertaken by its business units, or the manner in which that business is conducted as well as long-lived asset impairments. Such charges may include employee severance, retention bonuses, facility closure or consolidation costs, lease or contract termination costs, asset impairments, accelerated depreciation and amortization, and other related expenses. The restructuring programs may be implemented due to the sale or discontinuation of a product line, reorganization or management structure changes, headcount rationalization, realignment of operations or products, integration of acquired businesses, and/or company-wide cost saving initiatives. The amount and/or frequency of these restructuring charges are not part of the Company’s underlying business, which include normal levels of reinvestment in the business. Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Costs related to contracts without future benefit or contract termination are recognized at fair value at the earlier of the contract termination or the cease-use dates. Other exit-related costs are expensed as incurred. Restructuring charges may also include credit adjustments due to subsequent changes in estimates. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” for additional information.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Treasury Stock: We record purchases of treasury stock at cost, which is reflected as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock, including any excise tax recognized as a result of the IRA, are included in the cost of the shares acquired. Treasury stock also includes shares withheld to satisfy the tax obligations of recipients of share-based compensation.
Recently Adopted Accounting Pronouncements
There were no accounting standards adopted by the Company during the year ended March 31, 2024.
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
Recent Securities and Exchange Commission Final Rules Not Yet Adopted
In March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which would require registrants to provide certain climate-related information in their annual reports and registration statements and would allow phased-in implementation dates beginning with the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. In April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of consolidated petitions challenging the validity of the rules. The Company is currently evaluating the impact of these rules in light of those legal challenges.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
The Company recorded a liability for the contingent consideration at its fair value of $92 million as of the acquisition date. The fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model, utilizing internal cash flow projections which are Level 3 inputs under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The contingent consideration liability will be remeasured to fair value at each reporting date until the liability is settled with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations. During the year ended March 31, 2024, the Company recognized fair value adjustment gains of $78 million, which reduced its contingent consideration liability, based on the estimated amount and timing of projected operational and financial information and the probability of achievement of performance milestones. As of March 31, 2024 and 2023, the current portion of the contingent consideration liability of $14 million and $83 million, respectively, is included within “Other accrued liabilities” and as of March 31, 2023, the long-term portion of $9 million is included within “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. Recognition of the initial fair value of this contingent consideration was a non-cash investing activity.
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
The following table summarizes the final purchase price allocation for this acquisition:

(In millions)	Amounts Recognized as of Acquisition Date (Final)
Purchase consideration:
Cash	$600
Contingent consideration	92
Total purchase consideration	$692

Identifiable assets acquired and liabilities assumed:
Current assets	$5
Intangible assets	229
Other non-current assets	3
Current liabilities	(8)
Total identifiable net assets	229
Goodwill	463
Net assets acquired	$692

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
SCRI Oncology, LLC
On October 31, 2022, the Company completed a transaction with HCA Healthcare, Inc. (“HCA”) to form SCRI Oncology, an oncology research business combining McKesson’s U.S. Oncology Research (“USOR”) and HCA’s Sarah Cannon Research Institute (“SCRI”) based in Nashville, Tennessee, to advance cancer care and increase access to oncology clinical research. McKesson owns a 51% controlling interest in the combined business, and the financial results are consolidated by the Company and reported within its U.S. Pharmaceutical segment as of the acquisition date. Transaction consideration included the transfer of full ownership interest in USOR to the combined business and $166 million of net cash paid to HCA, which was funded from cash on hand. The transaction was accounted for as a business combination.
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
Divestitures
In July 2021, the Company announced its intention to exit its businesses in Europe (“European Divestiture Activities”), as discussed in more detail below. Net gains related to these divestiture activities during the year ended March 31, 2023 were not material. During the year ended March 31, 2022, the Company recorded charges totaling $1.6 billion primarily to remeasure the assets and liabilities of the disposal groups to fair value less costs to sell, including the effect of accumulated other comprehensive loss balances associated with the disposal groups largely driven by declines in the Euro and British pound sterling. The gains and charges for each year were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The Company determined that the disposal groups did not meet the criteria for classification as discontinued operations.
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
On January 31, 2022, the Company completed the sale of its Austrian business to Quadrifolia Management GmbH in a management-led buyout for a purchase price of €244 million (or, approximately $276 million), including certain adjustments. The Company divested net assets of the Austrian business of $272 million and the buyer assumed a note payable to the Company of approximately $63 million, which was paid to McKesson in the fourth quarter of fiscal 2022. During the year ended March 31, 2022, the Company recognized a loss of $32 million which was recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statement of Operations.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
At March 31, 2024 and 2023, the Company had no assets or liabilities related to European divestiture activities that met the criteria for classification as held for sale. Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.
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
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $115 million, $209 million, and $281 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. These charges are included in “Restructuring, impairment, and related charges, net” in the Consolidated Statements of Operations.
Restructuring Initiatives
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions and the exit or downsizing of certain facilities. The Company recorded charges of $45 million and $60 million for the years ended March 31, 2024 and 2023 related to this program, respectively, primarily consisting of employee severance and other employee-related costs within its RxTS segment, asset impairments and accelerated depreciation, including certain asset impairments primarily within its U.S. Pharmaceutical segment and real estate charges within Corporate, as well as facility and other exit-related costs. This restructuring program was substantially complete in fiscal 2024.
During the first quarter of fiscal 2022, the Company approved an initiative to increase operational efficiencies and flexibility by transitioning to a partial remote work model for certain employees. This initiative primarily included the rationalization of the Company’s office space in North America. Where the Company ceased using office space, it exited the portion of the facility no longer used. It also retained and repurposed certain other office locations. The Company recorded charges of $124 million for the year ended March 31, 2022, primarily related to lease right-of-use and other long-lived asset impairments, lease exit costs, and accelerated depreciation and amortization. This initiative was substantially complete in fiscal 2022.
Fiscal 2024
Restructuring, impairment, and related charges, net for the year ended March 31, 2024 consisted of the following:

	Year Ended March 31, 2024
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions (1)	Medical-Surgical Solutions	International	Corporate (1)	Total
Severance and employee-related costs, net	$10	$—	$(1)	$2	$(1)	$10
Exit and other-related costs (2)	3	11	12	9	27	62
Asset impairments and accelerated depreciation	4	—	—	10	29	43
Total	$17	$11	$11	$21	$55	$115
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s technology solutions.
(2)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
(1)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred. For the Company’s International segment, costs primarily relate to optimization programs in Canada, exit-related actions for the Company’s European divestitures, and programs for operating model and cost optimization efforts in the U.K. For Corporate, primarily represents costs related to the transition to the partial remote work model described above and various other initiatives.
(2)Costs primarily relate to the transition to the partial remote work model described above.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the years ended March 31, 2024 and 2023:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2022	$11	$3	$1	$56	$59	$130
Restructuring, impairment, and related charges, net	38	43	10	35	83	209
Non-cash charges	(25)	(13)	(5)	(10)	(19)	(72)
Cash payments	(9)	(7)	(3)	(10)	(86)	(115)
Other (1)	—	—	—	(58)	(2)	(60)
Balance, March 31, 2023 (2)	15	26	3	13	35	92
Restructuring, impairment, and related charges, net	17	11	11	21	55	115
Non-cash charges	(4)	—	—	(10)	(29)	(43)
Cash payments	(15)	(32)	(13)	(5)	(40)	(105)
Other (1)	5	—	—	(9)	—	(4)
Balance, March 31, 2024 (3)	$18	$5	$1	$10	$21	$55
(1)    Other primarily includes cumulative translation adjustments and transfers to certain other liabilities. For the Company’s International segment, other also includes a reduction to the liability for the divestitures of the E.U. disposal group and the U.K. disposal group in fiscal 2023, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
(2)    As of March 31, 2023, the total reserve balance was $92 million, of which $66 million was recorded in “Other accrued liabilities” and $26 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
(3)    As of March 31, 2024, the total reserve balance was $55 million, of which $24 million was recorded in “Other accrued liabilities” and $31 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
Long-Lived Asset Impairments
Fiscal 2024
There were no material long-lived asset impairments recorded in fiscal 2024.
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
Share-based compensation expense for the share-based awards is recognized for the portion of awards ultimately expected to vest. The Company estimates the number of share-based awards that will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period and is adjusted when actual forfeitures occur. The actual forfeitures in future reporting periods could be higher or lower than current estimates.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Share-based compensation expense is classified in the Consolidated Statements of Operations in the same manner as cash compensation paid to the Company’s employees and included in “Selling, distribution, general, and administrative expenses.”
Impact on Net Income
The components of share-based compensation expense and related tax benefits were as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Restricted stock unit awards (1)	$168	$149	$148
Stock options	—	—	2
Employee stock purchase plan	14	13	11
Share-based compensation expense	182	162	161
Tax benefit for share-based compensation expense (2)	(72)	(87)	(35)
Share-based compensation expense, net of tax	$110	$75	$126
(1)Includes share-based compensation expense recognized for RSUs and PSUs.
(2)Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of share-based compensation expense is not tax-deductible. Income tax benefit for fiscal 2024, fiscal 2023, and fiscal 2022 included discrete income tax benefits of $37 million, $58 million, and $10 million, respectively.
Stock Plans
In April 2022, the Company’s stockholders approved the McKesson Corporation 2022 Stock Plan (the “2022 Stock Plan”), to replace the McKesson Corporation 2013 Stock Plan (the “2013 Stock Plan”), which expired in 2023. The 2022 Stock Plan permits the grant of awards in the form of restricted stock, RSUs, PSUs, stock options, and other share-based awards to selected employees, officers, and non-employee directors. The shares previously reserved under the 2013 Stock Plan are no longer available for issuance pursuant to the 2022 Stock Plan. As of March 31, 2024, 4.5 million shares remain available for future grant under the 2022 Stock Plan and no shares are available for future grant under the 2013 Stock Plan.
Restricted Stock Unit Awards
RSUs entitle the holder to receive a specified number of shares of the Company’s common stock which vest over a period of generally three to four years as determined by the Compensation Committee at the time of grant. The fair value of the award is determined based on the price of the Company’s common stock on the grant date and the related share-based compensation expense is recognized over the vesting period on a straight-line basis.
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2024, approximately 40,000 RSUs for the Company’s directors were vested.
PSUs are conditional upon the attainment of market and performance objectives over a specified period. The number of vested PSUs is assessed at the end of a three-year performance period upon attainment of meeting certain earnings per share targets, average return on invested capital, and for certain participants, total shareholder return relative to a peer group of companies. The Company uses the Monte Carlo simulation model to measure the fair value of the total shareholder return portion of the PSUs. The earnings per share portion of the PSUs is measured at the grant date market price. PSUs have a requisite service period of generally three years. Expense is attributed to the requisite service period on a straight-line basis based on the fair value of the PSUs, adjusted for the performance modifier at the end of each reporting period. For PSUs that are designated as equity awards, the fair value is measured at the grant date.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The weighted-average assumptions used in the Monte Carlo valuations were as follows:

	Years Ended March 31,
	2024	2023	2022
Expected stock price volatility	24%	34%	35%
Expected dividend yield	0.6%	0.6%	0.9%
Risk-free interest rate	3.9%	2.7%	0.3%
Expected life (in years)	3	3	3
The following table summarizes activity for RSUs and PSUs during fiscal 2024:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2023	1.7	$238.77
Granted	0.5	405.03
Cancelled	(0.1)	314.09
Vested	(0.7)	203.55
Nonvested, March 31, 2024	1.4	$307.73
The following table provides data related to RSU and PSU award activity:

	Years Ended March 31,
(In millions)	2024	2023	2022
Total fair value of shares vested	$143	$200	$144
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$205	$192	$165
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	2	2	2
Stock Options
Stock options are granted with an exercise price at no less than the fair market value and those options granted under the stock plans generally have a contractual term of seven years and follow a four-year vesting schedule. The Company did not grant any stock options during the years ended March 31, 2024, 2023, and 2022.
Share-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. The Company uses the Black-Scholes options-pricing model to estimate the fair value of its stock options. Once the fair value of an employee stock option is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual.
The following is a summary of stock options outstanding at March 31, 2024:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$124.12	—	$159.00	0.1	1	$145.78	0.1	$145.78

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes stock option activity during fiscal 2024:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2023	0.4	$154.36	1	$73
Granted	—	—
Cancelled	—	—
Exercised	(0.3)	157.99
Outstanding, March 31, 2024	0.1	145.78	1	42
Vested and expected to vest (1)	0.1	145.78	1	42
Vested and exercisable, March 31, 2024	0.1	145.78	1	42
(1)The number of options expected to vest takes into account an estimate of expected forfeitures.
(2)The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2024	2023	2022
Weighted-average grant date fair value per stock option	$—	$—	$—
Aggregate intrinsic value on exercise	$77	$69	$28
Cash received upon exercise	$40	$93	$157
Tax benefits realized related to exercise	$16	$4	$5
Total fair value of stock options vested	$—	$1	$5
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$—	$—	$—
Weighted-average period in years over which stock option compensation cost is expected to be recognized	0	0	0
Employee Stock Purchase Plan
The Company has an ESPP under which 23.1 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares, subject to the Company’s insider trading policies and procedures. The 15% discount provided to employees on these shares is included in share-based compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted-average shares outstanding. These amounts have not been significant for all the years presented. The Company recognizes costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in fiscal 2024, fiscal 2023, and fiscal 2022. At March 31, 2024, 3.4 million shares remain available for issuance.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
5.    Other Income, Net
Other income, net consists of the following:

	Years Ended March 31,
(In millions)	2024	2023	2022
Interest income (1)	$118	$107	$10
Equity in earnings, net (2)	4	5	43
Net gains (losses) on investments in equity securities (3)	(24)	106	98
Other, net (4)	34	279	108
Total	$132	$497	$259
(1)The increase in interest income for fiscal 2024 and fiscal 2023 compared to fiscal 2022 is primarily due to higher interest rates on certain cash balances.
(2)Primarily recorded within the Company’s International segment for fiscal 2022.
(3)Represents net realized and unrealized gains and losses as well as impairment charges on the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry. These net gains and losses primarily relate to mark-to-market adjustments for investments which are measured at fair value based on changes in the observable price of the securities and realized gains on the disposal of certain of these investments, including a gain of $142 million for the year ended March 31, 2023 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million. Refer to Financial Note 15, “Fair Value Measurements,” for more information on these types of investments.
(4)Other, net for all periods presented includes income recognized from finance charges to customers primarily for late fees.
Other, net for year ended March 31, 2023 includes the following:
•a gain of $126 million related to a cash payment received for the early termination of a tax receivable agreement (“TRA”) exercised by Change Healthcare Inc. (“Change”) in October 2022. The Company was a party to a TRA entered into as part of the formation of the joint venture with Change, from which McKesson has since exited and in October 2022, Change exercised its right pursuant to the TRA to terminate the agreement; and
•a gain of $97 million recognized from the termination of certain forward starting fixed interest rate swaps, as discussed in more detail in Financial Note 14, “Hedging Activities.”
Other, net for the year ended March 31, 2022 includes a gain of $42 million as part of the completed sale of the Company’s previously held 30% interest in its German pharmaceutical wholesale joint venture to Walgreens Boots Alliance (“WBA”).
6.    Income Taxes

	Years Ended March 31,
(In millions)	2024	2023	2022
Income from continuing operations before income taxes
U.S.	$2,597	$3,308	$1,944
Foreign	1,192	1,322	(16)
Income from continuing operations before income taxes	$3,789	$4,630	$1,928

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Income tax expense related to continuing operations consists of the following:

	Years Ended March 31,
(In millions, except percentages)	2024	2023	2022
Current
Federal	$867	$619	$233
State	231	126	129
Foreign	134	180	240
Total current	1,232	925	602

Deferred
Federal	(360)	(46)	88
State	(133)	36	(16)
Foreign	(110)	(10)	(38)
Total deferred	(603)	(20)	34
Income tax expense	$629	$905	$636
Reported income tax rate	16.6%	19.5%	33.0%
Fluctuations in the Company’s reported income tax rates are primarily due to changes in the mix of earnings between various taxing jurisdictions, other discrete items recognized in each fiscal year, non-cash charges related to remeasuring the value of the E.U. disposal group and U.K. disposal group held for sale to fair value less costs to sell in fiscal 2022, and the impact of opioid-related claims in fiscal 2022.
The reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 21.0% to income before income taxes was as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Income tax expense at federal statutory rate	$796	$972	$405
State income taxes, net of federal tax benefit	104	134	85
Tax effect of foreign operations	(16)	(85)	(152)
Foreign-derived intangible income	(67)	(60)	(34)
Unrecognized tax benefits and settlements	116	6	(26)
Opioid-related litigation and claims	—	9	38
Net tax benefit on intellectual property repatriation and sale	(104)	—	—
E.U. disposal transaction loss	4	(8)	345
Valuation allowance release	(157)	—	—
Share-based compensation	(37)	(58)	(10)
Other, net (1)	(10)	(5)	(15)
Income tax expense	$629	$905	$636
(1)The Company’s effective tax rates were impacted by other favorable U.S. federal permanent differences, including research and development credits of $10 million in fiscal 2024, and $4 million in each of fiscal 2023 and fiscal 2022.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
During the year ended March 31, 2024, the Company recognized a net discrete tax benefit of $157 million related to the release of a valuation allowance based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
During the year ended March 31, 2024, the Company also repatriated certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction. The recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result of this repatriation and in accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, a net discrete tax benefit of $147 million was recognized in the first quarter of fiscal 2024. In addition, the Company sold certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions, where the transferor entity was subject to income tax and the recipient entity is entitled to amortize the fair value of the assets for tax purposes. As a result of this sale, a net discrete tax expense of $43 million was recognized in the fourth quarter of fiscal 2024.
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
The Company’s reported income tax rate for fiscal 2022 was impacted by the charge for opioid-related claims of $274 million, as described in Financial Note 17, “Commitments and Contingent Liabilities.”

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2024	2023
Assets
Receivable allowances	$244	$51
Opioid-related litigation and claims	680	699
Compensation and benefit-related accruals	277	265
Net operating loss and credit carryforwards	751	760
Lease obligations	438	427
Capitalized research and development cost	60	35
Intangibles	5	—
Other	147	127
Subtotal	2,602	2,364
Less: valuation allowance	(653)	(696)
Total assets	1,949	1,668
Liabilities
Inventory valuation and other assets	(2,092)	(2,079)
Fixed assets	(16)	(67)
Intangibles	—	(267)
Lease right-of-use assets	(431)	(412)
Other	(10)	(19)
Total liabilities	(2,549)	(2,844)
Net deferred tax liability	$(600)	$(1,176)

Long-term deferred tax asset	$317	$211
Long-term deferred tax liability	(917)	(1,387)
Net deferred tax liability	$(600)	$(1,176)
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions. The valuation allowances were approximately $653 million and $696 million in fiscal 2024 and fiscal 2023, respectively, and primarily relate to net operating and capital losses. The decrease in the valuation allowance of $43 million from fiscal 2023 to fiscal 2024 relates primarily to the release of a valuation allowance based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized, partially offset by the net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized.
The Company has federal, state, and foreign net operating loss carryforwards of $45 million, $3.6 billion, and $1.7 billion at March 31, 2024, respectively. Federal and state net operating losses will expire at various dates from 2025 through 2044. Substantially all its foreign net operating losses have indefinite lives. In addition, the Company has foreign capital loss carryforwards of $717 million with indefinite lives.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the last three fiscal years:

	Years Ended March 31,
(In millions)	2024	2023	2022
Unrecognized tax benefits at beginning of period	$1,399	$1,523	$1,754
Additions based on tax positions related to prior years	10	—	14
Reductions based on tax positions related to prior years	(2)	(26)	(131)
Additions based on tax positions related to current year	64	21	14
Reductions based on settlements	(8)	(96)	(20)
Reductions based on the lapse of the applicable statutes of limitations	(2)	(16)	(102)
Exchange rate fluctuations	2	(7)	(6)
Unrecognized tax benefits at end of period	$1,463	$1,399	$1,523
As of March 31, 2024, the Company had $1.5 billion of unrecognized tax benefits, of which $1.4 billion would reduce income tax expense and the effective tax rate, if recognized. The increase in unrecognized tax benefits in fiscal 2024 primarily relates to additions related to recurring items and the decrease in fiscal 2023 is primarily attributable to statute of limitation expirations in various taxing jurisdictions.
During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year.
During the fourth quarter of fiscal 2023, the Internal Revenue Service (“IRS”) communicated proposed adjustments to taxable income reported in the Company’s fiscal 2018 and fiscal 2019 U.S. Federal Corporate Income Tax returns. The adjustments would increase the Company’s federal income tax liability in the range of $600 million to $700 million. The Company disagrees with the proposed adjustments and is pursuing resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. During the first quarter of fiscal 2024, the Company filed a formal protest with the IRS. The Company does not anticipate a final resolution of these matters in the next twelve months. Although the final resolution of these matters is uncertain, the Company believes in the merits of its tax positions and believes that it has adequately reserved for any adjustments to the provision of income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax and interest could have a material adverse effect on the Company’s financial position, results of operations, and cash flows in future periods.
The Company reports interest and penalties on income taxes as income tax expense. It recognized income tax expense of $84 million, $31 million, and $8 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, representing interest and penalties, in its Consolidated Statements of Operations. As of March 31, 2024 and 2023, the Company accrued cumulatively $222 million and $138 million, respectively, in interest and penalties on unrecognized tax benefits in its Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal 2016 through the current fiscal year.
Undistributed earnings of the Company’s foreign operations of approximately $4.3 billion were considered indefinitely reinvested at March 31, 2024. Following the enactment of the 2017 Tax Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the U.S. could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
7.    Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE, Vantage, and SCRI Oncology. As discussed below, after June 15, 2021, noncontrolling interests also represented minority shareholder equity interests in McKesson Europe and at March 31, 2022, the Company owned approximately 95% of McKesson Europe’s outstanding common shares. The Company’s noncontrolling interest in McKesson Europe was included in the divestiture of the E.U. disposal group in October 2022, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.”
Noncontrolling interests in the Company’s Consolidated Balance Sheets were $372 million and $367 million at March 31, 2024 and 2023, respectively. For the years ended March 31, 2024, 2023, and 2022, the Company allocated a total of $158 million, $162 million, and $165 million of net income to noncontrolling interests, respectively.
Redeemable Noncontrolling Interests
The Company’s previously recognized redeemable noncontrolling interests primarily related to its former consolidated subsidiary, McKesson Europe. Under the December 2014 domination and profit and loss transfer agreement (the “Domination Agreement”), the noncontrolling shareholders of McKesson Europe were entitled to receive an annual recurring compensation amount of €0.83 per share. The Company recorded a total attribution of net income to the noncontrolling shareholders of McKesson Europe of $8 million for the year ended March 31, 2022, which was recorded in “Net income attributable to noncontrolling interests” in the Company’s Consolidated Statement of Operations and the corresponding liability balance was recorded to other accrued liabilities.
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
During fiscal 2022, the Company paid $1.0 billion to purchase 34.5 million shares of McKesson Europe through exercises of the Put Right by the noncontrolling shareholders. This decreased the carrying value of the redeemable noncontrolling interests by $983 million and the Company recorded the associated effect of the increase in the Company’s ownership interest of $178 million as an increase to McKesson stockholders’ additional paid-in capital. The Put Right expired on June 15, 2021, at which point the remaining shares owned by the minority shareholders, with a carrying value of $287 million, were transferred from “Redeemable noncontrolling interests” to “Noncontrolling interests.”

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Changes in noncontrolling interests and redeemable noncontrolling interests for the years ended March 31, 2024, 2023, and 2022 were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2021	$196	$1,271
Net income attributable to noncontrolling interests	165	8
Other comprehensive income (loss)	(4)	3
Payments to noncontrolling interests	(155)	—
Reclassification of recurring compensation to other accrued liabilities	(7)	(8)
Exercises of Put Right	—	(983)
Reclassification of McKesson Europe redeemable noncontrolling interests	287	(287)
Other	(2)	(4)
Balance, March 31, 2022	480	—
Net income attributable to noncontrolling interests	162	—
Other comprehensive income	44	—
Payments to noncontrolling interests	(150)	—
Reclassification of recurring compensation to other accrued liabilities	(5)	—
Formation of SCRI Oncology	225	—
Derecognition of noncontrolling interests in McKesson Europe	(382)	—
Other	(7)	—
Balance, March 31, 2023	367	—
Net income attributable to noncontrolling interests	158	—
Payments to noncontrolling interests	(152)	—
Other	(1)	—
Balance, March 31, 2024	$372	$—
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
Less than one million of potentially dilutive securities for fiscal 2024, fiscal 2023, and fiscal 2022 were excluded from the computation of diluted earnings (loss) per common share as they were anti-dilutive.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The computations for basic and diluted earnings or loss per common share were as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2024	2023	2022
Income from continuing operations	$3,160	$3,725	$1,292
Net income attributable to noncontrolling interests	(158)	(162)	(173)
Income from continuing operations attributable to McKesson Corporation	3,002	3,563	1,119
Loss from discontinued operations, net of tax	—	(3)	(5)
Net income attributable to McKesson Corporation	$3,002	$3,560	$1,114

Weighted-average common shares outstanding:
Basic	133.2	141.1	152.3
Effect of dilutive securities:
Stock options	0.2	0.2	0.2
Restricted stock units (1)	0.7	0.9	1.6
Diluted	134.1	142.2	154.1

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$22.39	$25.05	$7.26
Discontinued operations	—	(0.02)	(0.03)
Total	$22.39	$25.03	$7.23
Basic
Continuing operations	$22.54	$25.25	$7.35
Discontinued operations	—	(0.02)	(0.03)
Total	$22.54	$25.23	$7.32
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
9.    Leases
Lessee
Supplemental balance sheet information related to leases was as follows:

	March 31,
(In millions, except lease term and discount rate)	2024	2023
Operating leases (1)
Operating lease right-of-use assets	$1,729	$1,635

Current portion of operating lease liabilities	$295	$299
Long-term operating lease liabilities	1,466	1,402
Total operating lease liabilities	$1,761	$1,701

Finance leases
Property, plant, and equipment, net	$165	$180

Current portion of long-term debt	$30	$29
Long-term debt	163	173
Total finance lease liabilities	$193	$202

Weighted-average remaining lease term (years)
Operating leases	7.0	6.9
Finance leases	7.0	7.8

Weighted-average discount rate
Operating leases	3.62%	3.03%
Finance leases	2.98%	2.66%
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The components of lease cost were as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Short-term lease cost	$14	$20	$43
Operating lease cost	418	384	431

Finance lease cost:
Amortization of right-of-use assets	25	24	33
Interest on lease liabilities	5	6	5
Total finance lease cost	30	30	38

Variable lease cost (1)	131	128	127
Sublease income	(35)	(33)	(41)
Total lease cost (2)	$558	$529	$598
(1)    These amounts include payments for maintenance, taxes, payments affected by the consumer price index, and other similar metrics and payments contingent on usage.
(2)    These amounts were primarily recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Supplemental cash flow information related to leases was as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(339)	$(338)	$(356)
Operating cash flows from finance leases	(1)	(1)	—
Financing cash flows from finance leases	(47)	(29)	(31)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$391	$462	$286
Finance leases	21	17	32
Maturities of lease liabilities as of March 31, 2024 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
Fiscal 2025	$359	$33	$392
Fiscal 2026	341	33	374
Fiscal 2027	293	32	325
Fiscal 2028	241	29	270
Fiscal 2029	195	27	222
Thereafter	595	63	658
Total lease payments (1)	2,024	217	2,241
Less imputed interest	(263)	(24)	(287)
Present value of lease liabilities	$1,761	$193	$1,954
(1)Total lease payments are not reduced by future minimum sublease income of $166 million, which is due under noncancellable subleases.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
As of March 31, 2024, the Company entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $354 million that are not reflected in the table above. These operating leases will commence in calendar year 2024 with noncancellable lease terms of three to 15 years.
Lessor
The Company leases certain owned equipment, classified as direct financing or sales-type leases, to physician practices. As of March 31, 2024 and 2023, the total lease receivable was $365 million and $342 million, respectively, with a weighted-average remaining lease term of approximately eight years. Interest income from these leases was not material for the years ended March 31, 2024, 2023, and 2022.
10.    Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2022	$3,923	$1,542	$2,453	$1,533	$9,451
Goodwill acquired (2)	160	463	—	5	628
Foreign currency translation adjustments, net	(21)	—	—	(99)	(120)
Other adjustments	(12)	—	—	—	(12)
Balance, March 31, 2023	4,050	2,005	2,453	1,439	9,947
Goodwill acquired (2)	80	19	83	13	195
Foreign currency translation adjustments, net	—	—	—	(3)	(3)
Other adjustments	(7)	—	—	—	(7)
Balance, March 31, 2024	$4,123	$2,024	$2,536	$1,449	$10,132
(1)Subsequent to the sale of the E.U. disposal group in October 2022, the goodwill balance allocated to the U.S. Pharmaceutical segment related to McKesson Europe’s Celesio AG acquisition no longer reflects foreign currency translation adjustments as its functional currency was changed from Euros to U.S. dollars with the completion of this divestiture.
(2)For fiscal 2023, primarily represents goodwill recognized from the acquisition of RxSS and formation of SCRI Oncology, as further discussed in Financial Note 2, “Business Acquisitions and Divestitures.” For fiscal 2024, represents goodwill recognized from business acquisitions completed primarily during the fourth quarter of fiscal 2024 that are immaterial to the Company’s financial statements, both individually and collectively.
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
The annual impairment testing performed for fiscal 2024, fiscal 2023, and fiscal 2022 did not indicate any impairment of goodwill.
As of March 31, 2024 and 2023, accumulated goodwill impairment losses in the Company’s International segment were approximately $700 million. Most of the goodwill impairment for these reporting units was generally not deductible for income tax purposes.
Intangible Assets
Information regarding intangible assets were as follows:

	March 31, 2024				March 31, 2023
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$1,830	$(701)	$1,129	$2,971	$(1,765)	$1,206
Service agreements	10	1,126	(676)	450	1,137	(623)	514
Trademarks and trade names	12	759	(395)	364	833	(430)	403
Technology	10	284	(125)	159	264	(129)	135
Other	6	34	(26)	8	193	(174)	19
Total (1)		$4,033	$(1,923)	$2,110	$5,398	$(3,121)	$2,277
(1)During the third quarter of fiscal 2024, the Company performed a review of its intangible assets and removed from the balance sheet $1.4 billion of fully amortized gross intangible assets and the corresponding accumulated amortization associated with the assets that no longer provide an economic benefit, are no longer in use, or for which the related contract has expired.
All intangible assets were subject to amortization as of March 31, 2024 and 2023. Amortization expense of intangible assets was $249 million, $236 million, and $332 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Estimated amortization expense of the assets listed in the table above is as follows: $246 million, $214 million, $207 million, $203 million, and $200 million for fiscal 2025 through fiscal 2029, respectively, and $1.0 billion thereafter.
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for a description of the goodwill and intangible assets recognized as part of the RxSS acquisition and formation of SCRI Oncology.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” for more information on long-lived asset impairment charges recorded in fiscal 2022.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
11.    Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2024	2023
U.S. Dollar notes (1) (2)
3.80% Notes due March 15, 2024	—	918
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	499	499
1.30% Notes due August 15, 2026	499	498
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	—
4.75% Notes due May 30, 2029	196	196
5.10% Notes due July 15, 2033	596	—
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	646	649
1.63% Euro Notes due October 30, 2026	540	542
3.13% Sterling Notes due February 17, 2029	568	555

Lease and other obligations	220	271
Total debt	5,629	5,594
Less: Current portion	50	968
Total long-term debt	$5,579	$4,626
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2024 and 2023, $5.6 billion of total debt was outstanding, of which $50 million and $968 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets.
Public Offerings
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
On February 15, 2023, the Company completed a public offering of 5.25% Notes due February 15, 2026 (the “February 2026 Notes”) in a principal amount of $500 million. Interest on the February 2026 Notes is payable semi-annually on February 15th and August 15th of each year, commencing on August 15, 2023. Proceeds received from this note issuance, net of discounts and offering expenses, were $497 million. The Company utilized the net proceeds from this note issuance to repay existing debt. On or after February 15, 2024, the Company may redeem the February 2026 Notes at its option, in whole or in part, at any time and from time to time, for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.
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
Retirements and Redemption
On March 15, 2023, the Company retired its $360 million outstanding principal amount of 2.85% Notes due 2023 upon maturity. On December 15, 2022, the Company retired its $400 million outstanding principal amount of 2.70% Notes due 2022 upon maturity. On July 17, 2021, the Company redeemed its €600 million (or, approximately $709 million) outstanding principal amount of Euro-denominated 0.63% Notes due 2021, prior to maturity at par value. All of these notes were repaid or redeemed using cash on hand.
Concurrent Tender Offer of the 2024 Notes
On June 16, 2023, the Company completed a cash tender offer for any and all of its then outstanding 2024 Notes, which was made concurrently with the offerings of the Notes (the “Concurrent Tender Offer”). The Company paid an aggregate consideration of $268 million in the Concurrent Tender Offer to repurchase $271 million principal amount of the 2024 Notes at a repurchase price equal to 98.75% of the principal amount plus accrued and unpaid interest. The repurchase of the 2024 Notes accepted for purchase in the Concurrent Tender Offer was accounted for as a debt extinguishment.
Satisfaction and Discharge of the 2024 Notes
On June 16, 2023, after completing the Concurrent Tender Offer, the Company irrevocably deposited with the trustee under the indenture governing the 2024 Notes (the “2024 Notes Indenture”) U.S. government obligations in an amount sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it became due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date. The U.S. government obligations were purchased using a portion of the net proceeds from the offerings of the Notes. After the deposit of such funds with the trustee, the Company’s obligations under the 2024 Notes Indenture with respect to the 2024 Notes were satisfied and discharged and the transaction was accounted for as a debt extinguishment.
The total gain recognized on the debt extinguishments described above for the year ended March 31, 2024 was $9 million and included within “Interest expense” in the Company’s Consolidated Statement of Operations.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
July 2021 Tender Offer
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
Other Information
Scheduled principal payments of long-term debt are $50 million, $1.7 billion, $1.2 billion, $378 million, and $986 million for fiscal 2025 through fiscal 2029, respectively, and $1.3 billion thereafter.
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility was scheduled to mature in November 2027. On November 7, 2023, the maturity date of the 2022 Credit Facility was extended from November 2027 to November 2028. The 2022 Credit Facility replaced the Company’s previous syndicated $4.0 billion five-year senior unsecured credit facility, dated as of September 25, 2019, as amended (the “2020 Credit Facility”), which was scheduled to mature in September 2024. The 2020 Credit Facility was terminated in connection with the execution of the 2022 Credit Facility. There were no borrowings under the 2020 Credit Facility during the years ended March 31, 2023 and 2022, and no amounts outstanding at the time of its termination.
Borrowings under the 2022 Credit Facility bear interest based upon the Term Secured Overnight Financing Rate (“SOFR”) for credit extensions denominated in U.S. dollars, the Sterling Overnight Index Average Reference Rate for credit extensions denominated in British pound sterling, the Euro Interbank Offered Rate for credit extensions denominated in Euros, the Canadian Dealer Offered Rate for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates, as applicable, plus agreed upon margins. The 2022 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 2022 Credit Facility. If the Company does not comply with these covenants, its ability to use the 2022 Credit Facility may be suspended and repayment of any outstanding balances under the 2022 Credit Facility may be required. At March 31, 2024, the Company was in compliance with all covenants under the 2022 Credit Facility. The 2022 Credit Facility also permits the Company to establish key performance indicators with respect to certain sustainability targets of the Company in consultation with certain sustainability coordinators. The Company may enter into an amendment to the 2022 Credit Facility to provide for certain adjustments to the otherwise applicable facility fee and margins based on the Company’s performance against any established key performance indicators. The remaining terms and conditions of the 2022 Credit Facility are substantially similar to those previously in place under the 2020 Credit Facility. The Company can use funds obtained under the 2022 Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the years ended March 31, 2024 and 2023 and no amounts outstanding at March 31, 2024 and 2023.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Other Facilities
The Company also maintained bilateral credit facilities primarily denominated in Euros with a committed amount of $7 million and an uncommitted amount of $111 million as of March 31, 2022, which were transferred as part of the divestiture of the E.U. disposal group in October 2022. Borrowings and repayments were not material during the years ended March 31, 2023 and 2022.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the years ended March 31, 2024, 2023, and 2022, the Company borrowed $20.0 billion, $8.5 billion, and $11.2 billion, respectively, and repaid $20.0 billion, $8.5 billion, and $11.2 billion, respectively, under the program. At March 31, 2024 and 2023, there were no commercial paper notes outstanding.
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
Consolidated Variable Interest Entities
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, is considered the primary beneficiary of the VIE. The Company consolidates certain single-lessee leasing entities where it, as the lessee, has the majority risk of the leased assets due to its minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide the Company with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Total assets and liabilities included in its Consolidated Balance Sheets for these VIEs were $601 million and $41 million, respectively, at March 31, 2024, and $621 million and $53 million, respectively, at March 31, 2023.
Investments in Unconsolidated Variable Interest Entities
The Company is involved with VIEs which it does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Its relationships include equity method investments and lending, leasing, contractual, or other relationships with the VIEs. The Company’s most significant VIE relationships are with oncology and other specialty practices. Under these practice arrangements, the Company generally owns or leases all of the real estate and equipment used by the practices and manages the practices’ administrative functions. The Company’s maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.5 billion and $1.4 billion at March 31, 2024 and 2023, respectively, which primarily represents the value of intangible assets related to service agreements, lease and loan receivables, operating ROU assets, and equity investments. This amount excludes the customer loan guarantees discussed in Financial Note 16, “Financial Guarantees and Warranties.” The Company believes there is no material loss exposure on these assets or from these relationships.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
13.    Pension Benefits
The Company maintains a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Non-U.S. Defined Benefit Pension Plans
As of March 31, 2024 and 2023, the Company’s non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway and Canada. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation. The obligations in Norway are largely related to the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law.
The Company divested certain pension assets and liabilities as part of the European divestiture activities discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” During fiscal 2023, the Company divested pension liabilities totaling $75 million and released $13 million of gains from accumulated other comprehensive loss related to the divestiture of the E.U. disposal group, and divested pension assets of $49 million and released $30 million of losses from accumulated other comprehensive loss related to the divestiture of the U.K. disposal group. During fiscal 2022, the Company divested $43 million of pension liabilities and released $11 million of losses from accumulated other comprehensive loss related to the sale of its Austrian business.
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end. The net periodic expense for the Company’s pension plans were as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Service cost - benefits earned during the year	$2	$5	$11
Interest cost on projected benefit obligation	8	7	14
Expected return on assets	(7)	(5)	(19)
Amortization of unrecognized actuarial loss and prior service costs	2	1	3
Curtailment/settlement gain	—	(1)	(5)
Net periodic pension expense	$5	$7	$4
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service period of active employees.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding the changes in benefit obligations and plan assets for the Company’s pension plans was as follows:

	Years Ended March 31,
(In millions)	2024	2023
Change in benefit obligations
Benefit obligation at beginning of period (1)	$172	$701
Service cost	2	5
Interest cost	8	7
Actuarial gain	—	(65)
Benefits paid	(9)	(11)
Curtailment/settlement	—	(3)
Expenses paid	—	(1)
Divestitures (2)	—	(408)
Foreign exchange impact and other	1	(53)
Benefit obligation at end of period (1)	$174	$172

Change in plan assets
Fair value of plan assets at beginning of period	$174	$681
Actual return on plan assets	(1)	(51)
Employer and participant contributions	5	7
Benefits paid	(9)	(11)
Expenses paid	—	(1)
Settlements	—	(3)
Divestitures (2)	—	(393)
Foreign exchange impact and other	2	(55)
Fair value of plan assets at end of period	$171	$174

Funded status at end of period	$(3)	$2

Amounts recognized on the balance sheet
Current assets	$—	$—
Long-term assets	18	24
Current liabilities	(1)	(1)
Long-term liabilities	(20)	(21)
Total	$(3)	$2
(1)The benefit obligation is the projected benefit obligation.
(2)Relates to the completed divestitures of the E.U. disposal group and U.K. disposal group in fiscal 2023 as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
There was no actuarial gain in fiscal 2024:
•Discount rates: The weighted average discount rate slightly increased to 4.55% as of March 31, 2024 from 4.54% as of March 31, 2023.
•Demographic and assumption changes: There were offsetting gains and losses in the demographic and assumption changes.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The actuarial gain of $65 million in fiscal 2023 was primarily attributable to:
•Discount rates ($69 million gain): The weighted average discount rate increased to 4.54% as of March 31, 2023 from 2.67% as of March 31, 2022.
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
The following table provides the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all the Company’s pension plans, including accumulated benefit obligation in excess of plan assets:

	March 31,
(In millions)	2024	2023
Projected benefit obligation	$174	$172
Accumulated benefit obligation	172	171
Fair value of plan assets	171	174
Amounts recognized in accumulated other comprehensive loss consist of:

	March 31,
(In millions)	2024	2023
Net actuarial loss	$57	$49
Prior service cost	1	1
Total	$58	$50
Other changes in accumulated other comprehensive loss were as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Net actuarial (gain) loss	$9	$(7)	$(32)
Prior service cost	—	1	—
Amortization of:
Net actuarial loss	(2)	(9)	(14)
Prior service credit	—	2	1
Foreign exchange impact and other	1	(5)	(5)
Total recognized in other comprehensive (income) loss	$8	$(18)	$(50)
In fiscal 2023, the Company recognized $17 million in net actuarial losses for pension plans to stockholders’ deficit as a result of the divestitures of its E.U. disposal group and U.K. disposal group. In fiscal 2022, the Company recognized $11 million in actuarial losses for pension plans to stockholders’ deficit as a result of the sale of its Austrian business. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information on the Company’s European divestiture activities.
Projected benefit obligations related to the Company’s unfunded plans were $19 million and $18 million at March 31, 2024 and 2023, respectively. Funding obligations for its plans vary based on the laws of each jurisdiction.
Expected benefit payments for the Company’s pension plans were as follows: $8 million, $9 million, $10 million, $10 million, and $10 million for fiscal 2025 to fiscal 2029, respectively, and $53 million for fiscal 2030 through fiscal 2034. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for the Company’s pension plans are $4 million for fiscal 2025.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	Years Ended March 31,
	2024	2023	2022
Net periodic pension expense
Discount rates	4.54%	2.67%	1.89%
Rate of increase in compensation	3.21	3.67	3.20
Expected long-term rate of return on plan assets	4.05	1.63	2.56
Benefit obligation
Discount rates	4.55%	4.54%	2.67%
Rate of increase in compensation	3.21	3.21	3.67
The Company’s defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high-quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of its plans. The Company’s defined benefit pension plan liabilities are valued using a weighted-average discount rate of 4.55%, which represents an increase of one basis point from its fiscal 2023 weighted-average discount rate of 4.54%.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Fair Value Measurements: The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. The following tables represent the Company’s plan assets as of March 31, 2024 and 2023, using the fair value hierarchy by asset class:

	March 31, 2024				March 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7	$7	$—	$—	$7
Equity securities:
Equity commingled funds	—	20	—	20	—	18	—	18
Fixed income securities:
Government securities	—	4	—	4	—	—	—	—
Corporate bonds	—	4	—	4	—	—	—	—
Fixed income commingled funds	—	—	—	—	—	7	—	7
Other:
Annuity contracts	—	—	103	103	—	—	110	110
Real estate funds and other	—	3	—	3	—	2	—	2
Total	$7	$31	$103	$141	$7	$27	$110	$144

Assets held at NAV practical expedient (1):
Other				30				30
Total plan assets				$171				$174
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
Other - At March 31, 2024 and 2023, this includes $30 million of plan asset value relating to the SPK. In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government who establishes an account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The following table presents the changes in the Level 3 plan assets measured on a recurring basis for the years ended March 31, 2024 and 2023:

(In millions)	Level 3
Balance, March 31, 2022	$175
Return on assets	(65)
Balance, March 31, 2023	$110
Return on assets	(7)
Balance, March 31, 2024	$103
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
Contributions and amounts accrued for U.S. multiemployer pension plans were not material for the years ended March 31, 2024, 2023, and 2022. Contributions to the POA for non-U.S. plans exceeding 5% of total plan contributions were $23 million, $19 million, and $20 million for the years ended March 31, 2024, 2023, and 2022, respectively. Based on actuarial calculations, the Company estimates the funded status for its non-U.S. Plans to be approximately 79% as of March 31, 2024. No amounts were accrued for a liability associated with the POA as the Company has no intention to withdraw from the plan.
Defined Contribution Plans
The Company has a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company, at the discretion of its Board of Directors (the “Board”), may also make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $138 million, $125 million, and $116 million for the years ended March 31, 2024, 2023, and 2022, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Postretirement Benefits
The Company maintains a number of postretirement benefit plans, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. It also provides postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company’s fiscal year-end. The net periodic credit or expense for the Company’s postretirement welfare benefits was not material for the years ended March 31, 2024, 2023, and 2022. The benefit obligation at March 31, 2024 and 2023 was $42 million and $45 million, respectively.
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
Interest Rate Risk
The Company has exposure to changes in interest rates, and it utilizes risk programs which use interest rate swaps to hedge the changes in debt fair values caused by fluctuations in benchmark interest rates. The Company also enters into forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances. These programs reduce but do not entirely eliminate interest rate risk.
Non-Derivative Instruments Designated as Hedges
Prior to the divestiture of the E.U. disposal group, the Company’s €1.1 billion of Euro-denominated notes were designated as non-derivative net investment hedges. These hedges were utilized to hedge portions of the Company’s net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all notes that were designated as net investment hedges and met effectiveness requirements, the changes in carrying value of the notes attributable to the change in spot rates were recorded as foreign currency translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Statements of Stockholders’ Equity (Deficit) where they offset foreign currency translation gains and losses recorded on the Company’s net investments. To the extent foreign currency-denominated notes designated as net investment hedges were ineffective, changes in carrying value attributable to the change in spot rates were recorded in earnings.
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
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes (2)	$—	$7	$73
(1)There was no ineffectiveness in these hedges for the years ended March 31, 2023 and 2022.
(2)Includes amounts reclassified to earnings of $112 million for the year ended March 31, 2023.
Derivative Instruments
At March 31, 2024 and 2023, the notional amounts of the Company’s outstanding derivatives were as follows:

			March 31, 2024		March 31, 2023
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Nov-24 to Mar-25	C$	1,500	C$	1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (5)	USD	Feb-26 to Sep-29		$1,250		$1,250

Derivatives designated as cash flow hedges: (2)
Cross-currency swaps (3)	CAD	Jan-24	C$	—	C$	400
Foreign currency forwards (6)	GBP	Apr-24 to Jul-25		£39		£—
Fixed interest rate swaps (7)	USD	Jun-23		$—		$450
(1)The maturity date reflected is for outstanding derivatives as of March 31, 2024.
(2)There was no ineffectiveness in these hedges for the years ended March 31, 2024, 2023, and 2022.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
In April 2024, the Company entered into cross-currency swaps designated as net investment hedges with a total notional amount of C$1.5 billion to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps mature in April 2025. Further, the Company terminated C$500 million of cross-currency swaps designated as net investment hedges with an original maturity date in November 2024.
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
In fiscal 2023, the Company entered into cross-currency fixed-to-fixed interest rate swaps with a total notional amount of €1.1 billion to hedge the changes in the fair value of its underlying Euro-denominated notes resulting from changes in benchmark interest rates and foreign currency exchange rates.
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
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also enters into forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. Gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations were not material for the years ended March 31, 2024, 2023, and 2022.
In the third quarter of fiscal 2024, the Company entered into foreign currency forward contracts designated as cash flow hedges with a total notional amount of £45 million to hedge the variability of foreign currency exchange fluctuations in future cash payments due to a third party for capital expenditures, and certain of these contracts matured in the fourth quarter of fiscal 2024.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In fiscal 2023, the Company entered into forward-starting fixed interest rate swaps designated as cash flow hedges, with a combined notional amount of $450 million, and in the first quarter of fiscal 2024 with a notional amount of $50 million, to hedge the variability of future benchmark interest rates on a planned bond issuance. On June 15, 2023, the Company completed a public offering of the 2033 Notes, at which point the $500 million cash flow hedges were terminated and the proceeds are being amortized to interest expense over the life of the 2033 Notes, or 10 years. Refer to Financial Note 11, “Debt and Financing Activities,” for additional information on the public offering of the 2033 Notes.
In fiscal 2023, the Company also terminated its $500 million notional forward starting fixed interest rate swaps and recognized a gain of $97 million within “Other income, net” in the Consolidated Statement of Operations.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. Prior to the divestitures of the E.U. disposal group and U.K. disposal group, the Company had entered into forward contracts to hedge the Euro against cash flows denominated in British pound sterling and other European currencies. Changes in the fair values for contracts not designated as hedges were recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Changes in the fair values were not material for the year ended March 31, 2022, and there were no outstanding derivative instruments not designated as hedges as of March 31, 2022. The Company did not enter into any derivative instruments not designated as hedges during fiscal 2024 and fiscal 2023.
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Derivatives designated as net investment hedges:
Cross-currency swaps	$3	$28	$(4)

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$39	$(54)	$(18)
Fixed interest rate swaps	14	(30)	39
(1)Includes other comprehensive income related to the excluded component of certain fair value hedges.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	March 31, 2024			March 31, 2023
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$13	$1	$1,122	$5	$—	$301
Cross-currency swaps (non-current)	Other non-current assets/liabilities	108	—	1,638	74	2	2,760
Interest rate swaps (non-current)	Other non-current assets/liabilities	—	35	1,250	1	15	1,700
Foreign currency forwards (current)	Other accrued liabilities	—	—	35	—	—	—
Foreign currency forwards (non-current)	Other non-current assets	—	—	15	—	—	—
Total		$121	$36		$80	$17
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at March 31, 2024 and 2023 included investments in money market funds of $705 million and $1.4 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $240 million and $237 million at March 31, 2024 and 2023, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Consolidated Balance Sheets. During fiscal 2024, the Company recognized impairment charges and unrealized gains on certain investments. During fiscal 2023, the Company recognized impairment charges and realized gains on the exit of certain investments. During fiscal 2022, certain of the Company’s investments in equity securities without readily determinable fair values were remeasured to fair value based on transactions which resulted in changes in the observable price of those securities. The Company recognized a net loss of $24 million in fiscal 2024, a net loss of $36 million in fiscal 2023, including impairments of $59 million, and a net gain of $98 million in fiscal 2022. These amounts were recorded in “Other income, net” in the Consolidated Statements of Operations. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
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
At March 31, 2024 and 2023, the contingent consideration liability related to the Company’s acquisition of RxSS in November 2022 was measured at fair value on a nonrecurring basis. At March 31, 2022, the assets and liabilities associated with the E.U. disposal group and U.K. disposal group classified as held for sale were measured at the lower of carrying value or fair value less costs to sell. The E.U. disposal group was divested in October 2022 and the U.K. disposal group was divested in April 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures" for more information on these transactions. Additionally, at March 31, 2022, assets measured at fair value on a nonrecurring basis included certain long-lived assets within the International segment related to the Company’s previous operations in Denmark and its retail pharmacy businesses in Canada, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2024 and 2023.
Other Fair Value Disclosures
At March 31, 2024 and 2023, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	March 31, 2024		March 31, 2023
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,629	$5,488	$5,594	$5,386
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
16.    Financial Guarantees and Warranties
Financial Guarantees
The Company has agreements with certain of its customers’ financial institutions, primarily in its International segment, under which it has guaranteed the repurchase of its customers’ inventory or its customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For the Company’s inventory repurchase agreements, among other requirements, inventories must be in a resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees generally range from three to five years and are primarily provided to facilitate financing for certain customers. The majority of the Company’s customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2024, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $337 million and $11 million, respectively, of which the Company has not accrued any amounts. The expirations of these financial guarantees were as follows: $106 million, $212 million, $8 million, $7 million, and $3 million from fiscal 2025 through fiscal 2029, respectively, and $12 million thereafter.
At March 31, 2024, the Company’s banks and insurance companies have issued $211 million of standby letters of credit and surety bonds, which were issued on the Company’s behalf primarily related to its customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and its workers’ compensation and automotive liability programs.
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
Warranties
In the normal course of business, the Company provides certain warranties and indemnification protection for its products and services. For example, the Company provides warranties that the pharmaceutical and medical-surgical products it distributes are in compliance with the U.S. Food, Drug, and Cosmetic Act and other applicable laws and regulations. It has received the same warranties from its suppliers, which customarily are the manufacturers of the products. In addition, the Company has indemnity obligations to its customers for these products, which have also been provided from its suppliers, either through express agreement or by operation of law. Accrued warranty costs were not material to the Consolidated Balance Sheets as of March 31, 2024 and 2023.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $1.5 billion as of March 31, 2024, and additionally will pay the Settling Governmental Entities up to approximately $6.3 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.
Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $61 million as of March 31, 2024, and additionally will pay approximately $113 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $53 million as of March 31, 2024, and additionally will pay approximately $99 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.

Some other state and local governmental subdivisions did not participate in the Settlement, including certain municipal governments, government hospitals, school districts, and government-affiliated third-party payors. The Company contends that those subdivisions’ claims are foreclosed by the Settlement or other dispositive defenses, but the subdivisions contend that their claims are not foreclosed. The City of Baltimore, Maryland, is one such subdivision, and a trial of its claims is scheduled to begin September 26, 2024. The district attorneys of the City of Philadelphia, Pennsylvania, and Allegheny County, Pennsylvania did not participate in the settlement and sought to bring separate claims against the Company, notwithstanding the settlement with the state of Pennsylvania and its attorney general. On January 26, 2024, the Commonwealth Court of Pennsylvania ruled that the Pennsylvania attorney general had settled and fully released the claims brought by those district attorneys under Pennsylvania’s Unfair Trade Practices and Consumer Protection Law. The district attorneys have appealed that decision to the Supreme Court of Pennsylvania. An accrual for the remaining governmental subdivision claims is reflected in the total estimated liability for opioid-related claims in a manner consistent with how Settlement amounts were allocated to Settling Governmental Entities.
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $84 million as of March 31, 2024, and additionally will pay approximately $112 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
Non-Governmental Plaintiff Claims
The Company is also a defendant in approximately 400 opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company and two other national distributors are engaged in ongoing settlement discussions with representatives of nationwide groups of acute care hospitals and certain third-party payors. For the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a proposed settlement with a nationwide class of acute care hospitals, and the corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. The mediator proposed settlement is subject to, among other things, agreement on final settlement terms, Board approval, court approval, and sufficient participation by hospitals. The trial for one of those acute care hospital cases, Fort Payne Hospital Corporation et al. v. McKesson Corp., CV-2021-900016, has been stayed as to the Company. With respect to the third party payors, the Company has been engaged in settlement discussions with representatives of a nationwide group of certain third-party payors. Those negotiations include a proposal by the mediator for the Company to pay up to $114 million to resolve the claims of a nationwide class of certain third-party payors. Because of the many uncertainties, including the need to negotiate non-financial settlement terms, the Company has not determined a liability is probable. The claims of remaining U.S. non-governmental plaintiffs are not included in the charge recorded by the Company.
The Company’s estimated accrued liability for the opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a proposed settlement with a nationwide class of acute care hospitals, was as follows:

(In millions)	March 31, 2024	March 31, 2023
Current litigation liabilities (1)	$665	$548
Long-term litigation liabilities	6,113	6,625
Total litigation liabilities	$6,778	$7,173
(1)These amounts, recorded in “Other accrued liabilities” in the Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the year ended March 31, 2024, 2023, and 2022, the Company made payments totaling $544 million, $1.1 billion, and $74 million, respectively, associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.
Canadian Plaintiff Claims
The Company and its Canadian affiliate are also defendants in four opioid-related cases pending in Canada. These cases involve the claims of the provincial governments, municipal governments, a group representing indigenous people, as well as one case brought by an individual.
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
On or about April 25, 2018, a second amended qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc., and US Oncology Specialty, L.P. by Omni Healthcare, Inc. as relator, purportedly on behalf of the United States and 33 cities and states alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. United States of America ex rel. Omni Healthcare, Inc. v. McKesson Corp., et al., 1:12-cv-06440 (E.D.N.Y.). The United States and the other governmental plaintiffs declined to intervene in the suit. In February 2019, the court dismissed all of the defendants except McKesson Corporation and Oncology Therapeutics Network Corp. On or about March 2, 2020, another qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on US Oncology, Inc. by the same relator purportedly on behalf of the United States and 33 cities and states alleging the same misconduct and seeking the same relief. United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 1:19-cv-05125. The United States and the named states declined to intervene in the case. Relator filed an amended complaint on August 19, 2022. On September 8, 2023, US Oncology, Inc.’s motion to dismiss the amended complaint was granted. Relator has appealed to the U.S. Court of Appeals for the Second Circuit.
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
In July 2015, The Great Atlantic & Pacific Tea Company (“A&P”), a former customer of the Company, filed for reorganization in bankruptcy under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. In re The Great Atlantic & Pacific Tea Company, Inc., et al., Case No. 15-23007. A suit filed in 2017 against the Company in this bankruptcy case seeks to recover alleged preferential transfers. The Official Committee of Unsecured Creditors on behalf of the bankruptcy estate of The Great Atlantic & Pacific Tea Company, Inc., et al. v. McKesson Corporation d/b/a McKesson Drug Co., Adv. Proc. No. 17-08264. Trial is scheduled to begin July 12, 2024.
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the United States, 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The United States and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. The relator filed the second amended complaint on June 7, 2022, which was dismissed by the district court on March 28, 2023. On March 12, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of claims under the Anti-Kickback Statute and federal False Claims Act, vacated the dismissal of the remaining claims, and remanded for further proceedings.

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
IV. State Opioid Statutes
In April 2018, the State of New York Opioid Stewardship Act (“OSA”) imposed an aggregate $100 million annual surcharge for 2017 and 2018 on all manufacturers and distributors licensed to sell or distribute opioids in New York. In December 2021, the Company paid $26 million for the 2017 OSA surcharge assessment. On May 18, 2022, the Company filed a lawsuit in New York state court challenging the constitutionality of the OSA. In November 2022, the Company received a 2018 OSA surcharge assessment of approximately $42 million. On December 14, 2022, the state court ruled that the OSA is constitutional. The Company has paid $42 million for the 2018 OSA surcharge assessment. The Company’s OSA challenge is pending before the New York Supreme Court Appellate Division. The Company reserves its rights and intends to vigorously challenge the OSA and the OSA surcharge assessments.
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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these four sites is $26 million, net of amounts anticipated from third parties. The $26 million is expected to be paid out between April 2024 and March 2054. The Company has accrued $26 million for the estimated probable loss for these environmental matters in its Consolidated Balance Sheet as of March 31, 2024.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liabilities upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. For one such site, the Company was one of multiple recipients of a New Jersey Department of Environmental Protection directive and a separate U.S. Environmental Protection Agency (“EPA”) directive concerning natural resources damages to the Passaic River associated with the Company’s Newark, New Jersey facility. In March 2016, the EPA selected a preferred remedy for this Lower Passaic River site with an estimated cost of approximately $1.4 billion. In December 2022, the Company entered into a Consent Decree with the EPA that is currently pending approval by the U.S. District Court for the District of New Jersey and would require the Company to pay $3 million, for which the Company maintained an escrow deposit as of March 31, 2024. Accordingly, the Company’s estimated probable loss at the remaining 13 sites is approximately $29 million, which has been accrued for in the Consolidated Balance Sheet as of March 31, 2024.
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
VII. Antitrust Settlements
Numerous lawsuits have been filed against certain pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are sometimes brought as class actions on behalf of those who purchased directly from pharmaceutical manufacturers. Some of these lawsuits have settled in the past with the Company receiving proceeds, including $244 million, $129 million, and $46 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, which were included in “Cost of sales” in the Consolidated Statements of Operations.
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
18.    Stockholders' Equity (Deficit)
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to participate equally in any dividends declared by the Board.
In July 2023, the Company’s quarterly dividend was raised from $0.54 to $0.62 per share of common stock for dividends declared on or after such date by the Board. The Company declared regular cash dividends of $2.40, $2.09, and $1.83 per share for the years ended March 31, 2024, 2023, and 2022, respectively. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, legal requirements, and other factors.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Share Repurchase Plans
The Board has authorized the repurchase of common stock. The Company may affect stock repurchases from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase (“ASR”) programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, tax implications, restrictions under the Company’s debt obligations, other uses for capital, impacts on the value of remaining shares, cash generated from operations, and market and economic conditions. During the last three fiscal years, the Company’s share repurchases were transacted through both open market transactions and ASR programs with third-party financial institutions. The ASR programs discussed below were designed to comply with Rule 10b5-1(c).
Effective January 1, 2023, the Company’s repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit). Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock. Excise taxes of $25 million were incurred for the year ended March 31, 2024 and accrued within “Other accrued liabilities” in the Company’s Consolidated Balance Sheet for shares repurchased during fiscal 2024. The Company did not incur excise taxes during the year ended March 31, 2023.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding share repurchase activity over the last three fiscal years were as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
Balance, March 31, 2021			$2,785
Shares repurchased - May 2021 ASR	5.2	$193.22	(1,000)
Shares repurchased - Open market	4.6	$217.73	(1,007)
Share repurchase authorization increase in fiscal 2022			4,000
Shares repurchased - February 2022 ASR (4)	4.8	$265.56	(1,500)
Balance, March 31, 2022			3,278
Shares repurchased - February 2022 ASR (4)	0.3	$295.16	—
Shares repurchased - May 2022 ASR	3.1	$321.05	(1,000)
Share repurchase authorization increase in fiscal 2023			4,000
Shares repurchased - December 2022 ASR	2.6	$369.20	(972)
Shares repurchased - Open market (5)	4.7	$363.24	(1,693)
Balance, March 31, 2023			3,613
Share repurchase authorization increase in fiscal 2024			6,000
Shares repurchased - Open market	6.9	$436.46	(2,998)
Balance, March 31, 2024			$6,615
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The remaining authorization outstanding for repurchases of common stock excludes $25 million of excise taxes incurred on share repurchases for the year ended March 31, 2024.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Accumulated Other Comprehensive Loss
Information regarding changes in the Company’s accumulated other comprehensive loss by component were as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$(1,361)	$(36)	$13	$(96)	$(1,480)
Other comprehensive income (loss) before reclassifications	(51)	41	18	31	39
Amounts reclassified to earnings and other (4)	71	(1)	(4)	10	76
Other comprehensive income	20	40	14	41	115
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	5	(6)	—	—	(1)
Other comprehensive income attributable to McKesson	15	46	14	41	116
Exercise of put right by noncontrolling shareholders of McKesson Europe AG	(158)	—	—	(12)	(170)
Balance, March 31, 2022	(1,504)	10	27	(67)	(1,534)
Other comprehensive income (loss) before reclassifications	(329)	112	10	28	(179)
Amounts reclassified to earnings and other (5)	1,027	(136)	(73)	34	852
Other comprehensive income (loss)	698	(24)	(63)	62	673
Less: amounts attributable to noncontrolling interests	41	—	—	3	44
Other comprehensive income (loss) attributable to McKesson	657	(24)	(63)	59	629
Balance, March 31, 2023	(847)	(14)	(36)	(8)	(905)
Other comprehensive income (loss) before reclassifications	(9)	2	39	(6)	26
Amounts reclassified to earnings and other	—	—	—	(2)	(2)
Other comprehensive income (loss)	(9)	2	39	(8)	24
Less: amounts attributable to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) attributable to McKesson	(9)	2	39	(8)	24
Balance, March 31, 2024	$(856)	$(12)	$3	$(16)	$(881)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts before reclassifications recorded in fiscal 2023 and fiscal 2022 include gains of $7 million and $73 million, respectively, related to net investment hedges from Euro-denominated notes. Amounts before reclassifications recorded in fiscal 2024, fiscal 2023, and fiscal 2022 include gains (losses) of $3 million, $28 million, and $(4) million, respectively, related to net investment hedges from cross-currency swaps. These amounts are net of income tax expense of $1 million, $33 million, and $23 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(3)Amounts before reclassifications recorded in fiscal 2024, fiscal 2023, and fiscal 2022 include gains (losses) of $39 million, $(54) million, and $(18) million, respectively, related to cash flow and other hedges from cross-currency swaps, and gains (losses) of $14 million, $(30) million, and $39 million, respectively, related to cash flow hedges from fixed interest rate swaps. These amounts are net of income tax benefit (expense) of $(14) million, $21 million, and $(7) million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
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
19.    Related Party Balances and Transactions
McKesson Europe had investments in pharmacies located across Europe that were accounted for under the equity method. McKesson Europe maintained distribution arrangements with these pharmacies for the sale of related goods and services under which revenues of $137 million are included in the Consolidated Statement of Operations for the year ended March 31, 2022. Predominately all of these pharmacies were divested from the Company in the fourth quarter of fiscal 2022 as part of the completed divestiture of the Company’s Austrian business, and in fiscal 2023 as part of the completed divestitures of the E.U. disposal group and U.K. disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on the Company’s European divestiture activities.
For the year ended March 31, 2022, the Company’s pharmaceutical sales to one of its equity method investees in the U.S. Pharmaceutical segment totaled $100 million. During fiscal 2022, the Company’s investment in this investee was no longer accounted for using the equity method and subsequently not considered a related party.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Financial information relating to the Company’s reportable operating segments and reconciliations to the consolidated totals was as follows:

	Years Ended March 31,
(In millions)	2024	2023	2022
Segment revenues (1)
U.S. Pharmaceutical	$278,739	$240,616	$212,149
Prescription Technology Solutions	4,769	4,387	3,864
Medical-Surgical Solutions	11,313	11,110	11,608
International	14,130	20,598	36,345
Total revenues	$308,951	$276,711	$263,966

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$2,786	$3,206	$2,879
Prescription Technology Solutions (4)	835	566	500
Medical-Surgical Solutions (5)	952	1,117	959
International (6)	319	136	(968)
Subtotal	4,892	5,025	3,370
Corporate expenses, net (7)	(851)	(147)	(1,073)
Loss on debt extinguishment (8)	—	—	(191)
Interest expense	(252)	(248)	(178)
Income from continuing operations before income taxes	$3,789	$4,630	$1,928

Segment depreciation and amortization (9)
U.S. Pharmaceutical	$229	$212	$228
Prescription Technology Solutions	84	77	82
Medical-Surgical Solutions	84	80	129
International	117	115	204
Corporate	121	124	117
Total depreciation and amortization	$635	$608	$760

Segment expenditures for long-lived assets (10)
U.S. Pharmaceutical	$193	$154	$137
Prescription Technology Solutions	31	35	10
Medical-Surgical Solutions	159	117	74
International	75	79	177
Corporate	229	173	137
Total expenditures for long-lived assets	$687	$558	$535
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, less than 39% of the RxTS segment’s total revenues, less than 3% of the Medical-Surgical Solutions segment’s total revenues, and less than 8% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are domestic.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income (expense), net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•a provision for bad debts of $725 million for the year ended March 31, 2024 related to the bankruptcy of the Company’s customer Rite Aid, as further discussed in Financial Note 1, “Significant Accounting Policies;”
•cash receipts for the Company’s share of antitrust legal settlements were $244 million, $129 million, and $46 million for the years ended March 31, 2024, 2023, 2022, respectively;

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
•a credit of $157 million, a charge of $1 million, and a credit of $23 million for the years ended March 31, 2024, 2023, and 2022, respectively, related to the LIFO method of accounting for inventories;
•a charge of $74 million in fiscal 2024 related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 17, “Commitments and Contingent Liabilities;"
•a gain of $142 million for the year ended March 31, 2023 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million, which is reflected within “Other income, net” in the Company’s Consolidated Statement of Operations; and
•a charge of $18 million for fiscal 2023 recorded in connection with the Company’s estimated liability under the State of New York’s OSA, as further discussed in Financial Note 17, “Commitments and Contingent Liabilities.”
(4)The Company’s RxTS segment’s operating profit includes the following:
•fair value adjustment gains of $78 million in fiscal 2024, which reduced the Company’s contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;” and
•restructuring charges of $43 million in fiscal 2023 primarily for severance and employee-related costs, as well as asset impairments and accelerated depreciation. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net” for further information.
(5)The Company’s Medical-Surgical Solutions segment’s operating profit for fiscal 2022 includes inventory charges of $164 million primarily related to certain personal protective equipment and other related products.
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
(7)Corporate expenses, net, includes the following:
•a net charge of $73 million in fiscal 2024, a credit of $8 million in fiscal 2023, and a charge of $274 million in fiscal 2022 related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 17, “Commitments and Contingent Liabilities;"
•charges of $55 million, $83 million, and $100 million for the years ended March 31, 2024, 2023, and 2022, respectively, for restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•charges of $35 million, $36 million, and $130 million for the years ended March 31, 2024, 2023, and 2022, respectively, for opioid-related costs, primarily litigation expenses;
•net losses of $24 million and $36 million for the years ended March 31, 2024 and 2023, respectively, and a net gain of $98 million for the year ended March 31, 2022, associated with certain of the Company’s equity investments, as discussed in more detail in Financial Note 15, “Fair Value Measurements;”
•a gain of $306 million in fiscal 2023 and a charge of $55 million in fiscal 2022 primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures;”
•a gain of $126 million in fiscal 2023 related to a cash payment received for the early termination of a TRA exercised by Change in October 2022 and was recorded within “Other income, net” in the Consolidated Statement of Operations, as discussed in more detail in Financial Note 5, “Other Income, Net;”
•a gain of $97 million in fiscal 2023 from the termination of certain forward starting fixed interest rate swaps, as discussed in more detail in Financial Note 14, “Hedging Activities;” and
•a charge of $42 million in fiscal 2022 primarily related to the effect of accumulated other comprehensive loss components from the U.K. disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
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
McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
Segment assets and long-lived assets by geographic areas were as follows:

	March 31,
(In millions)	2024	2023
Segment assets
U.S. Pharmaceutical	$46,812	$41,793
Prescription Technology Solutions	4,385	4,168
Medical-Surgical Solutions	6,233	5,780
International	6,535	6,226
Corporate	3,478	4,353
Total assets	$67,443	$62,320

Long-lived assets (1)
United States	$2,477	$2,207
Foreign	334	323
Total long-lived assets	$2,811	$2,530
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
Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Pre-arranged Trading Plans
There were no trading arrangements adopted, modified, or terminated by our directors and officers during the three months ended March 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading “Election of Directors” under Item 1 of our Proxy Statement for the calendar year 2024 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Annual Report (the “Proxy Statement”). Information about our executive officers is incorporated by reference from the discussion in Part I of this Annual Report under the heading “Information about our Executive Officers.” Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Experts, is incorporated by reference from the discussion in Item 1 of the Proxy Statement under the heading “The Board, Committees and Meetings,” and in Item 2 of the Proxy Statement under the heading “Audit Committee Report.”
Information about the Code of Conduct applicable to all employees, officers, and directors can be found on our website, www.mckesson.com, under the caption “Investors — Governance.” Our Corporate Governance Guidelines and current charters for the Audit Committee, Compensation and Talent Committee, Governance and Sustainability Committee, as well as the Compliance Committee and Finance Committee, can be found on the same website, under the same caption.

McKESSON CORPORATION
The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions within four business days after any such amendment or waiver.
Insider Trading Policies and Procedures
We are committed to fostering a culture of compliance, ethics, and regulatory excellence. In furtherance of that commitment, the Company maintains an insider trading compliance program consisting of multiple integrated policies, procedures, controls, and practices that, together, represent our systematic approach to facilitating the oversight, management, and mitigation of insider trading risks across our organization. The foundation of this program is a framework of insider trading policies and procedures (“Insider Trading Policy Framework”) we have adopted applicable to our directors, officers, and employees, as well as the Company itself, which governs the purchase, sale, and other disposition of the securities of the Company and other organizations, including our business partners. We believe the Insider Trading Policy Framework is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards applicable to us. Copies of the various policies and procedures comprising our Insider Trading Policy Framework are filed as Exhibits 19.1 through 19.5 to this Annual Report on Form 10-K.
We apply aspects of the Insider Trading Policy Framework commensurate with our assessment of the varying insider trading risks facing the Company and its workforce. The Insider Trading Policy Framework’s general policies and procedures, together with the insider trading compliance standards in the Code of Conduct, cover all of our directors and employees and provide broad prohibitions against the illegal and unauthorized use and disclosure of material non-public information (“MNPI”). The Insider Trading Policy Framework also contains supplemental targeted policies and procedures for individuals whose roles and functions present heightened risk of access to, and misuse of, MNPI. These separate policies and procedures subject directors, designated officers for purposes of Section 16 of the Exchange Act, and certain other employees who are likely to be aware of potential MNPI (collectively, “Designated Insiders”) to additional trading restrictions, which may limit trading in the Company’s securities to defined trading window periods or upon pre-approval by the Company’s securities counsel, or both. The Insider Trading Policy Framework generally permits, however, trading by the Company and its personnel pursuant to a trading plan that is designed to meet the requirements of Rule 10b5-1 of the Exchange Act and the Insider Trading Policy Framework.
The Company reinforces the Insider Trading Policy Framework with similarly-tailored periodic training and compliance reminders. Insider trading compliance is part of our Code of Conduct training that is required for all employees during the onboarding process and on an annual basis thereafter, and we provide supplemental training to Designated Insiders.
The Chief Legal Officer is principally responsible for designing and implementing our insider trading compliance program and risk management strategy. The Chief Legal Officer and other members of our general counsel organization work collaboratively across the enterprise, including in coordination with our global corporate reporting and investor relations functions, to administer the program and otherwise assist senior leadership in monitoring and mitigating our insider trading risks. We review and refresh the program as needed, considering developments in insider trading laws, emerging risk areas, and policy benchmarks.
A committee of our Board periodically reviews our Insider Trading Policy Framework and related compliance and risk management measures to assist the Board in its oversight of the Company’s compliance with legal and regulatory requirements and risk management.
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

McKESSON CORPORATION
The following table sets forth information as of March 31, 2024 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3.4 (2)	$145.78	7.9 (3)
Equity compensation plans not approved by security holders	—	$—	—
(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents option and restricted stock unit awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; (iii) the 2013 Stock Plan; and (iv) the 2022 Stock Plan. This amount also includes 2.1 million shares reserved for the potential of maximum payouts of outstanding performance stock units previously granted under the 2013 Stock Plan.
(3)Represents 3.4 million shares available for purchase under the 2000 Employee Stock Purchase Plan and 4.5 million shares available for grant under the 2022 Stock Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information with respect to certain transactions with directors and management is incorporated by reference from the Proxy Statement under the heading “Related Party Transactions Policy and Transactions with Related Persons.” Information regarding Director independence is incorporated by reference from the Proxy Statement under the heading “Director Independence.” Additional information regarding certain related party balances and transactions is included in the “Financial Review” section of this Annual Report and Financial Note 19, “Related Party Balances and Transactions” to the consolidated financial statements included in this Annual Report.
Item 14.    Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2025” in the Proxy Statement is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15.    Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID: 34)	57

Consolidated Statements of Operations for the years ended March 31, 2024, 2023, and 2022	60

Consolidated Statements of Comprehensive Income for the years ended March 31, 2024, 2023, and 2022	61

Consolidated Balance Sheets as of March 31, 2024 and 2023	62

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2024, 2023, and 2022	63

Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023, and 2022	64

Financial Notes	65

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	130

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes, or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	131

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charges (Credits) to Costs and Expenses		Charges to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2024
Allowances for credit losses	$114	$819	(4)	$5	$(61)	$877
Other allowances	46	—		9	(1)	54
	$160	$819		$14	$(62)	$931

Year Ended March 31, 2023
Allowances for credit losses	$99	$45		$5	$(35)	$114
Other allowances	52	—		4	(10)	46
	$151	$45		$9	$(45)	$160

Year Ended March 31, 2022
Allowances for credit losses	$211	$29		$(35)	$(106)	$99
Other allowances	50	—		4	(2)	52
	$261	$29		$(31)	$(108)	$151

		Years Ended March 31,
		2024	2023	2022
(1)	Deductions:
	Written-off	$(62)	$(37)	$(106)
	Credited to other accounts and other	—	(8)	(2)
	Total	$(62)	$(45)	$(108)

(2)	Amounts shown as deductions from current and non-current receivables (current allowances were $921 million, $158 million, and $144 million at March 31, 2024, 2023, and 2022, respectively)	$931	$160	$151

(3)	Primarily represents reclassifications to other balance sheet accounts....

(4)
Includes a provision for bad debts recognized of $725 million related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). In October 2023, Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and this amount represents the uncollected trade accounts receivable balance due from Rite Aid prior to its bankruptcy petition filing.........................................................................

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
Exhibits identified under “Incorporated by Reference” in the table below are on file with the SEC and are incorporated by reference as exhibits hereto.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended April 26, 2023.	8-K	1-13252	3.1	April 28, 2023
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.5	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.6	Officers’ Certificate, dated as of March 10, 2014, and related Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.7	Officer’s Certificate, dated as of February 17, 2017, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.8	Officer’s Certificate, dated as of February 12, 2018, and related Form of 2026 Euro Note.	8-K	1-13252	4.1	February 13, 2018
4.9	Officer’s Certificate, dated as of February 16, 2018, and related Form of 2028 Note.	8-K	1-13252	4.1	February 21, 2018
4.10	Officer’s Certificate, dated as of November 30, 2018, and Form of 2029 Note.	8-K	1-13252	4.1	November 30, 2018
4.11	Officer’s Certificate, dated as of December 3, 2020, and related Form of 2025 Note.	8-K	1-13252	4.1	December 3, 2020

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.12	Officer’s Certificate, dated as of August 12, 2021, and related Form of 2026 Note.	8-K	1-13252	4.1	August 12, 2021
4.13	Indenture, dated as of February 15, 2023, by and between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee.	8-K	1-13252	4.1	February 15, 2023
4.14	Officer’s Certificate, dated as of February 15, 2023, and related Form of 2026 Note.	8-K	1-13252	4.2	February 15, 2023
4.15	Officer’s Certificate, dated as of June 15, 2023, and related Form of 2028 Note and Form of 2033 Note.	8-K	1-13252	4.1	June 16, 2023
4.16†	Description of the Company’s Securities.	—	—	—	—
10.1*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.2*	McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.2	October 30, 2019
10.3*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.4*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.1	October 30, 2019
10.5*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.6*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated April 26, 2022.	10-K	1-13252	10.6	May 9, 2022
10.7*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated effective January 28, 2020.	10-K	1-13252	10.8	May 22, 2020
10.8*	McKesson Corporation Management Incentive Plan, as amended and restated April 26, 2022.	10-K	1-13252	10.8	May 9, 2022
10.9*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective April 26, 2022.	10-K	1-13252	10.9	May 9, 2022
10.10*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.11*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.12*	McKesson Corporation 2013 Stock Plan, effective July 31, 2013.	8-K	1-13252	10.1	August 2, 2013
10.13*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-K	1-13252	10.13	May 9, 2022
10.14*	McKesson Corporation 2022 Stock Plan, effective July 22, 2022.	S-8	333-266356	10.1	July 27, 2022
10.15*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan.	10-Q	1-13252	10.2	August 3, 2022
10.16*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
10.17	Tax Matters Agreement, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC and Change Healthcare Holdings, LLC dated as of March 9, 2020.	8-K	1-13252	10.1	March 13, 2020

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.18	Distributor Settlement Agreement related to opioids claims, entered into on February 25, 2022, among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein).	8-K/A	1-6671	10.1	May 3, 2022
10.19	Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	1-13252	10.1	November 7, 2022
10.20*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective October 23, 2023.	10-Q	1-13252	10.2	November 2, 2023
10.21	Extension Notice Acknowledgement to Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	1-13252	10.1	November 7, 2023
10.22†*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan, effective April 23, 2024.	—	—	—	—
19.1†	Insider Trading Policy and Procedure applicable to all directors, officers, and employees.	—	—	—	—
19.2†	Designated Insider Trading Policy and Procedure applicable to all directors and officers, and certain specified employees.	—	—	—	—
19.3†	Section 16 Insider Policy and Procedure applicable to all directors and officers.	—	—	—	—
19.4†	Pre-Arranged Trading Plan Policy and Procedure applicable to all directors, officers, and employees.	—	—	—	—
19.5†	Share Repurchase and Sale Policy applicable to the Company.	—	—	—	—
21†	List of Significant Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
97†	McKesson Corporation Financial Restatement Compensation Recoupment Policy, effective October 2, 2023.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	—	—	—	—

McKESSON CORPORATION
*    Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
†    Filed herewith.
††    Furnished herewith.

Registrant agrees to furnish to the SEC upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION
Item 16.    Form 10-K Summary.
None.

McKESSON CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKESSON CORPORATION

May 7, 2024	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Brian S. Tyler	/s/ Donald R. Knauss
Brian S. Tyler Chief Executive Officer and Director (Principal Executive Officer)	Donald R. Knauss, Director

/s/ Britt J. Vitalone	/s/ Bradley E. Lerman
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Bradley E. Lerman, Director

/s/ Napoleon B. Rutledge Jr.	/s/ Linda P. Mantia
Napoleon B. Rutledge Jr. Senior Vice President and Controller (Principal Accounting Officer)	Linda P. Mantia, Director

/s/ Richard H. Carmona	/s/ Maria Martinez
Richard H. Carmona, M.D., Director	Maria Martinez, Director

/s/ Dominic J. Caruso	/s/ Kevin Ozan
Dominic J. Caruso, Director	Kevin Ozan, Director

/s/ W. Roy Dunbar	/s/ Susan R. Salka
W. Roy Dunbar, Director	Susan R. Salka, Director

/s/ James H. Hinton	/s/ Kathleen Wilson-Thompson
James H. Hinton, Director	Kathleen Wilson-Thompson, Director

May 7, 2024