Form 10-Q
period 2024-06-30
MCKESSON CORP
filed 2024-08-07
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 129,676,762 shares of the issuer’s common stock were outstanding as of June 30, 2024.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues	$79,283	$74,483
Cost of sales	(76,131)	(71,461)
Gross profit	3,152	3,022
Selling, distribution, general, and administrative expenses	(2,001)	(1,870)
Claims and litigation charges, net	(112)	—
Restructuring, impairment, and related charges, net	(10)	(52)
Total operating expenses	(2,123)	(1,922)
Operating income	1,029	1,100
Other income, net	130	38
Interest expense	(75)	(47)
Income before income taxes	1,084	1,091
Income tax expense	(124)	(94)
Net income	960	997
Net income attributable to noncontrolling interests	(45)	(39)
Net income attributable to McKesson Corporation	$915	$958

Earnings per common share attributable to McKesson Corporation
Diluted	$7.00	$7.02
Basic	$7.04	$7.07

Weighted-average common shares outstanding
Diluted	130.7	136.6
Basic	129.8	135.5

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net income	$960	$997

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(31)	52
Unrealized gains on cash flow and other hedges	—	7
Changes in retirement-related benefit plans	(1)	(2)
Other comprehensive income (loss), net of tax	(32)	57

Comprehensive income	928	1,054
Comprehensive income attributable to noncontrolling interests	(45)	(39)
Comprehensive income attributable to McKesson Corporation	$883	$1,015

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2024	March 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,302	$4,583
Receivables, net	23,743	21,622
Inventories, net	25,571	21,139
Prepaid expenses and other	636	626
Total current assets	52,252	47,970
Property, plant, and equipment, net	2,357	2,316
Operating lease right-of-use assets	1,735	1,729
Goodwill	10,118	10,132
Intangible assets, net	2,045	2,110
Other non-current assets	3,163	3,186
Total assets	$71,670	$67,443

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$51,704	$47,097
Current portion of long-term debt	51	50
Current portion of operating lease liabilities	296	295
Other accrued liabilities	4,383	4,915
Total current liabilities	56,434	52,357
Long-term debt	5,584	5,579
Long-term deferred tax liabilities	928	917
Long-term operating lease liabilities	1,466	1,466
Long-term litigation liabilities	6,114	6,113
Other non-current liabilities	2,525	2,610
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 279 and 278 shares issued at June 30, 2024 and March 31, 2024, respectively	3	3
Additional paid-in capital	8,126	8,048
Retained earnings	15,810	14,978
Accumulated other comprehensive loss	(913)	(881)
Treasury shares, at cost, 149 and 148 shares at June 30, 2024 and March 31, 2024, respectively	(24,781)	(24,119)
Total McKesson Corporation stockholders’ deficit	(1,755)	(1,971)
Noncontrolling interests	374	372
Total deficit	(1,381)	(1,599)
Total liabilities and deficit	$71,670	$67,443
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2024	278	$3	$8,048	$14,978	$(881)	(148)	$(24,119)	$372	$(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	22	—	—	—	(134)	—	(112)
Share-based compensation	—	—	56	—	—	—	—	—	56
Repurchase of common stock	—	—	—	—	—	(1)	(528)	—	(528)
Net income	—	—	—	915	—	—	—	45	960
Other comprehensive loss	—	—	—	—	(32)	—	—	—	(32)
Cash dividends declared, $0.62 per common share	—	—	—	(83)	—	—	—	—	(83)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Balance, June 30, 2024	279	$3	$8,126	$15,810	$(913)	(149)	$(24,781)	$374	$(1,381)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	27	—	—	—	(93)	—	(66)
Share-based compensation	—	—	43	—	—	—	—	—	43
Repurchase of common stock	—	—	—	—	—	(2)	(673)	—	(673)
Net income	—	—	—	958	—	—	—	39	997
Other comprehensive income	—	—	—	—	57	—	—	—	57
Cash dividends declared, $0.54 per common share	—	—	—	(73)	—	—	—	—	(73)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Other	—	—	7	2	—	—	—	(5)	4
Balance, June 30, 2023	278	$3	$7,824	$13,182	$(848)	(143)	$(21,763)	$362	$(1,240)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$960	$997
Adjustments to reconcile to net cash used in operating activities:
Depreciation	63	64
Amortization	106	95
Long-lived asset impairment charges	3	28
Deferred taxes	28	(235)
Charges (credits) associated with last-in, first-out inventory method	(2)	32
Non-cash operating lease expense	57	58
Gain from sales of businesses and investments	(86)	(19)
Provision for bad debts	15	6
Other non-cash items	69	35
Changes in assets and liabilities:
Receivables	(2,101)	(2,380)
Inventories	(4,442)	(826)
Drafts and accounts payable	4,616	1,473
Operating lease liabilities	(96)	(80)
Taxes	(211)	236
Litigation liabilities	114	—
Other	(473)	(536)
Net cash used in operating activities	(1,380)	(1,052)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(106)	(78)
Capitalized software expenditures	(61)	(46)
Proceeds from sales of businesses and investments, net	90	39
Other	(10)	(64)
Net cash used in investing activities	(87)	(149)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,361	65
Repayments of short-term borrowings	(1,361)	(65)
Proceeds from issuances of long-term debt	—	991
Repayments of long-term debt	—	(268)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	—	(647)
Common stock transactions:
Issuances	22	27
Share repurchases	(527)	(696)
Dividends paid	(82)	(74)
Other	(222)	(176)
Net cash used in financing activities	(809)	(843)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	2
Net decrease in cash, cash equivalents, and restricted cash	(2,281)	(2,042)
Cash, cash equivalents, and restricted cash at beginning of period	4,585	4,679
Cash, cash equivalents, and restricted cash at end of period	2,304	2,637
Less: Restricted cash at end of period included in Prepaid expenses and other	(2)	(1)
Cash and cash equivalents at end of period	$2,302	$2,636
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation together with its subsidiaries (collectively, the “Company” or “McKesson,”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Refer to Financial Note 11, “Segments of Business,” for additional information.
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
The condensed consolidated financial statements of McKesson include the financial statements of all majority-owned or controlled companies. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the portion of the net income or loss allocable to the noncontrolling interests is reported as “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations. All significant intercompany balances and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.
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
Fiscal Period: The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year means the Company’s fiscal year.
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
The results of operations for the three months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the SEC on May 8, 2024 (the “2024 Annual Report”).
Recently Adopted Accounting Pronouncements
There were no accounting standards adopted during the first quarter of fiscal 2025 that had a material impact to the Company’s condensed consolidated financial statements or disclosures.

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
Recent Securities and Exchange Commission Final Rules Not Yet Implemented
In March 2024, the SEC adopted final rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which would have required the Company to provide certain climate-related information in annual reports and registration statements beginning with its Annual Report on Form 10-K for the year ended March 31, 2026. In April 2024, the SEC stayed these rules pending the completion of judicial review of consolidated petitions challenging the validity of the rules. The Company is currently evaluating the impact of these rules in light of those legal challenges and monitoring the status of the stay and judicial review.
2.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $10 million and $52 million for the three months ended June 30, 2024 and 2023, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
Restructuring Initiatives
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions, primarily consisting of employee severance and other employee-related costs within the RxTS segment, and the exit or downsizing of certain facilities. For the three months ended June 30, 2023, the Company recorded charges of $36 million related to this program, which primarily included real estate and other related asset impairments and facility costs within Corporate. This restructuring program was substantially complete in fiscal 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring, impairment, and related charges, net for the three months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30, 2024
(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Severance and employee-related costs, net	$—	$—	$—	$—	$(1)	$(1)
Exit and other-related costs (1)	—	3	3	—	2	8
Asset impairments and accelerated depreciation	1	1	—	1	—	3
Total	$1	$4	$3	$1	$1	$10
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
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the three months ended June 30, 2024:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2024 (1)	$18	$5	$1	$10	$21	$55
Restructuring, impairment, and related charges, net	1	4	3	1	1	10
Non-cash charges	(1)	(1)	—	(1)	—	(3)
Cash payments	(3)	(1)	(4)	(1)	(5)	(14)
Other (2)	(1)	(2)	—	(1)	(1)	(5)
Balance, June 30, 2024 (3)	$14	$5	$—	$8	$16	$43
(1)As of March 31, 2024, the total reserve balance was $55 million, of which $24 million was recorded in “Other accrued liabilities” and $31 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments within International and transfers to certain other liabilities.
(3)As of June 30, 2024, the total reserve balance was $43 million, of which $13 million was recorded in “Other accrued liabilities” and $30 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the second quarter of fiscal 2025, the Company approved a broad set of initiatives within its Medical-Surgical Solutions segment to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives include headcount reductions, the exit or downsizing of certain facilities, and other costs. The Company anticipates total charges between $100 million and $150 million, consisting primarily of employee severance and other employee-related costs, facility and other exit-related costs, including long-lived asset impairments. This program is anticipated to be substantially complete by the end of the first half of fiscal 2026.
3.    Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Income tax expense	$124	$94
Reported income tax rate	11.4%	8.6%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended June 30, 2024, the Company recognized a net discrete tax benefit of $125 million primarily driven by discrete tax benefits of $58 million related to an election to change the tax status of a foreign affiliate, $37 million related to the tax impact of share-based compensation, and $36 million related to the reduction in unrecognized tax benefits due to a change in case law.
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
As of June 30, 2024, the Company had $1.4 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2016 through the current fiscal year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three months ended June 30, 2024 and 2023 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,
(In millions, except per share amounts)	2024	2023
Net income	$960	$997
Net income attributable to noncontrolling interests	(45)	(39)
Net income attributable to McKesson Corporation	$915	$958

Weighted-average common shares outstanding:
Basic	129.8	135.5
Effect of dilutive securities:
Stock options	0.1	0.2
Restricted stock units (1)	0.8	0.9
Diluted	130.7	136.6

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$7.00	$7.02
Basic	$7.04	$7.07
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
5.    Goodwill and Intangible Assets, Net
Goodwill
The Company evaluates goodwill for impairment on an annual basis in the first fiscal quarter, and more frequently if indicators for potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. The annual impairment testing performed in fiscal 2025 and fiscal 2024 did not indicate any impairment of goodwill.
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Total
Balance, March 31, 2024	$4,123	$2,024	$2,536	$1,449	$10,132
Foreign currency translation adjustments, net	—	—	—	(14)	(14)
Balance, June 30, 2024	$4,123	$2,024	$2,536	$1,435	$10,118
Intangible Assets
Information regarding intangible assets was as follows:

	June 30, 2024				March 31, 2024
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$1,825	$(730)	$1,095	$1,830	$(701)	$1,129
Service agreements	10	1,129	(690)	439	1,126	(676)	450
Trademarks and trade names	12	755	(405)	350	759	(395)	364
Technology	10	284	(129)	155	284	(125)	159
Other	7	32	(26)	6	34	(26)	8
Total		$4,025	$(1,980)	$2,045	$4,033	$(1,923)	$2,110
All intangible assets were subject to amortization as of June 30, 2024 and March 31, 2024. Amortization expense of intangible assets was $63 million and $62 million for the three months ended June 30, 2024 and 2023, respectively. Estimated amortization expense of the assets listed in the table above is as follows: $183 million, $214 million, $207 million, $203 million, and $200 million for the remainder of fiscal 2025 and each of the succeeding years through fiscal 2029, respectively, and $1.0 billion thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	June 30, 2024	March 31, 2024
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	499	499
1.30% Notes due August 15, 2026	499	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	399
4.75% Notes due May 30, 2029	196	196
5.10% Notes due July 15, 2033	597	596
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	642	646
1.63% Euro Notes due October 30, 2026	536	540
3.13% Sterling Notes due February 17, 2029	569	568

Lease and other obligations	232	220
Total debt	5,635	5,629
Less: Current portion	51	50
Total long-term debt	$5,584	$5,579
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At June 30, 2024 and March 31, 2024, $5.6 billion of total debt was outstanding, of which $51 million and $50 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Each series of the Notes is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing, and future unsecured and unsubordinated indebtedness that may be outstanding from time-to-time. The Notes are governed by an indenture and officers’ certificate that are materially similar to those of other series of notes issued by the Company. Upon at least 10 days’ and not more than 60 days’ notice to holders of the applicable series of the Notes, the Company may redeem either series of the Notes for cash in whole, at any time, or in part, from time to time, at redemption prices that include accrued and unpaid interest and a make-whole premium before a specified date, and at par plus accrued and unpaid interest thereafter until maturity, each as specified in the indenture and the officers’ certificate. If there were to occur both (a) a change of control of the Company and (b) a downgrade of the applicable series of the Notes below an investment grade rating by each of the Ratings Agencies (as defined in the officers’ certificate) within a specified period, then the Company would be required to make an offer to purchase those Notes at a price equal to 101% of the then outstanding principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for the Notes, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indenture also contains customary events of default provisions.
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
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility is scheduled to mature in November 2028. There were no borrowings under the 2022 Credit Facility during the three months ended June 30, 2024 and 2023 and no amounts outstanding at June 30, 2024 or March 31, 2024. At June 30, 2024, the Company was in compliance with all covenants under the 2022 Credit Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the three months ended June 30, 2024, the Company borrowed and repaid $1.4 billion under the program. During the three months ended June 30, 2023, the Company borrowed and repaid $65 million under the program. At June 30, 2024 and March 31, 2024, there were no commercial paper notes outstanding.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Hedging Activities
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
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Canadian dollars. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
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
Derivative Instruments
At June 30, 2024 and March 31, 2024, the notional amounts of the Company’s outstanding derivatives were as follows:

			June 30, 2024		March 31, 2024
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Apr-25 to Jun-26	C$	2,500	C$	1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (5)	USD	Feb-26 to Sep-29		$1,250		$1,250

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards (6)	GBP	Jul-24 to Jul-25		£35		£39
(1)The maturity date reflected is for outstanding derivatives as of June 30, 2024.
(2)There was no ineffectiveness in these hedges for the three months ended June 30, 2024 and 2023.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
In the first quarter of fiscal 2025, the Company entered into cross-currency swaps designated as net investment hedges with a total notional amount of C$2.5 billion to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps mature in April 2025 and June 2026. Further, the Company terminated C$1.5 billion of cross-currency swaps designated as net investment hedges with original maturity dates in November 2024 and extending through March 2025.
Fair Value Hedges
The Company uses cross-currency swaps to hedge the changes in the fair value of its foreign currency notes resulting from changes in benchmark interest rates and foreign currency exchange rates. The Company also uses floating interest rate swaps to hedge the changes in the fair value of its U.S. dollar notes resulting from changes in benchmark interest rates. The changes in the fair value of these derivatives and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains and losses from the changes in the Company’s fair value hedges recorded in earnings were largely offset by the gains and losses recorded in earnings on the hedged item. For components excluded from the assessment of hedge effectiveness, the initial value of the excluded component is recognized in accumulated other comprehensive loss and then released into earnings over the life of the hedging instrument. The difference between the change in the fair value of the excluded component and the amount amortized into earnings during the period is recorded in other comprehensive income (loss).
Cash Flow Hedges
The Company uses cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 or 2023.
In fiscal 2023, the Company entered into forward-starting fixed interest rate swaps designated as cash flow hedges with a combined notional amount of $450 million, and in the first quarter of fiscal 2024 with a notional amount of $50 million, to hedge the variability of future benchmark interest rates on a planned bond issuance. On June 15, 2023, the Company completed a public offering of the 2033 Notes, at which point the $500 million cash flow hedges were terminated and the proceeds are being amortized to interest expense over the life of the 2033 Notes, or 10 years. Refer to Financial Note 6, “Debt and Financing Activities,” for additional information on the public offering of the 2033 Notes.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company did not enter into or have any outstanding derivative instruments not designated as hedges during the periods presented.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,
(In millions)	2024	2023
Derivatives designated as net investment hedges:
Cross-currency swaps	$7	$(20)

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$—	$(6)
Foreign currency forwards	—	—
Fixed interest rate swaps	—	16
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	June 30, 2024			March 31, 2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$—	$3	$1,095	$13	$1	$1,122
Cross-currency swaps (non-current)	Other non-current assets/liabilities	100	3	2,366	108	—	1,638
Interest rate swaps (non-current)	Other non-current liabilities	—	36	1,250	—	35	1,250
Foreign currency forwards (current)	Prepaid expenses and other/Other accrued liabilities	—	—	41	—	—	35
Foreign currency forwards (non-current)	Other non-current assets	—	—	3	—	—	15
Total		$100	$42		$121	$36
Refer to Financial Note 8, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.     Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2024 and March 31, 2024 included investments in money market funds of $627 million and $705 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of the Company’s interest rate swaps, cross-currency swaps, and foreign currency forward contracts were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 7, “Hedging Activities,” for fair values and other information on the Company’s derivatives.
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $189 million and $240 million at June 30, 2024 and March 31, 2024, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs. The net realized and unrealized gains and losses as well as impairment charges related to these investments were a net gain of $110 million for the three months ended June 30, 2024 and an immaterial net loss for the three months ended June 30, 2023 which are included within “Other income, net” in the Condensed Consolidated Statements of Operations. The net gain recognized for the three months ended June 30, 2024 primarily relates to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. The Company recognized a net gain of $97 million related to this event and sold a portion of its investment for proceeds of $89 million.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024 and March 31, 2024.
Other Fair Value Disclosures
At June 30, 2024 and March 31, 2024, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	June 30, 2024		March 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,635	$5,487	$5,629	$5,488
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2024 Annual Report, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $1.5 billion as of June 30, 2024, and additionally will pay the Settling Governmental Entities up to approximately $6.3 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts. Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $61 million as of June 30, 2024, and additionally will pay approximately $113 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $53 million as of June 30, 2024, and additionally will pay approximately $99 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
Some other state and local governmental subdivisions did not participate in the Settlement, including certain municipal governments, government hospitals, school districts, and government-affiliated third-party payors. The Company contends that those subdivisions’ claims are foreclosed by the Settlement or other dispositive defenses, but the subdivisions contend that their claims are not foreclosed. The City of Baltimore, Maryland, is one such subdivision, and a trial of its claims is scheduled to begin September 16, 2024. The district attorneys of the City of Philadelphia, Pennsylvania, and Allegheny County, Pennsylvania did not participate in the settlement and sought to bring separate claims against the Company, notwithstanding the settlement with the state of Pennsylvania and its attorney general. On January 26, 2024, the Commonwealth Court of Pennsylvania ruled that the Pennsylvania attorney general had settled and fully released the claims brought by those district attorneys under Pennsylvania’s Unfair Trade Practices and Consumer Protection Law. The district attorneys have appealed that decision to the Supreme Court of Pennsylvania. An accrual for the remaining governmental subdivision claims is reflected in the total estimated liability for opioid-related claims in a manner consistent with how Settlement amounts were allocated to Settling Governmental Entities.
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $84 million as of June 30, 2024, and additionally will pay approximately $112 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
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
The Company and two other national distributors have reached agreements in principle with representatives of nationwide groups of acute care hospitals and certain third-party payors.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
With respect to the acute care hospitals, for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a proposed settlement with a nationwide class of acute care hospitals, of which $75 million was recorded within Corporate expenses, net, and $74 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. The proposed settlement is subject to, among other things, court approval and sufficient participation by hospitals. The trial for one of those acute care hospital cases, Fort Payne Hospital Corporation et al. v. McKesson Corp., CV-2021-900016, has been stayed as to the Company.
With respect to the third-party payors, the Company has reached an agreement in principle with representatives of a nationwide group of certain third-party payors. For the three months ended June 30, 2024, we recorded a charge of $114 million within “Claims and litigation charges, net” in the Condensed Consolidated Statement of Operations to reflect the Company’s portion of the proposed settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net, and $57 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet. The proposed settlement is subject to, among other things, court approval and sufficient participation by third-party payors. The claims of remaining U.S. non-governmental plaintiffs are not included in the charges recorded by the Company.
The Company’s estimated accrued liability for the opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a proposed settlement with a nationwide class of acute care hospitals and certain third-party payors, was as follows:

(In millions)	June 30, 2024	March 31, 2024
Current litigation liabilities (1)	$778	$665
Long-term litigation liabilities	6,114	6,113
Total litigation liabilities	$6,892	$6,778
(1)These amounts, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the three months ended June 30, 2024, the Company made no payments associated with the Settlement and the separate settlement agreements for opioid-related claims discussed above. In July 2024, the Company made payments totaling $500 million associated with the Settlement and the separate settlement agreements.
Canadian Plaintiff Claims
The Company and its Canadian affiliate are also defendants in four opioid-related cases pending in Canada. These cases involve the claims of the provincial governments, municipal governments, a group representing indigenous people, as well as one case brought by an individual.
Defense of Opioids Claims
The Company believes it has valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and it intends to mount a vigorous defense in such matters. Other than the accruals described above, the Company has not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
II. Other Litigation and Claims
In July 2015, The Great Atlantic & Pacific Tea Company (“A&P”), a former customer of the Company, filed for reorganization in bankruptcy under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. In re The Great Atlantic & Pacific Tea Company, Inc., et al., Case No. 15-23007. A suit filed in 2017 against the Company in this bankruptcy case seeks to recover alleged preferential transfers. The Official Committee of Unsecured Creditors on behalf of the bankruptcy estate of The Great Atlantic & Pacific Tea Company, Inc., et al. v. McKesson Corporation d/b/a McKesson Drug Co., Adv. Proc. No. 17-08264. Trial concluded on July 18, 2024. The outcome of that trial is pending.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the United States, 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The United States and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. The relator filed the second amended complaint on June 7, 2022, which was dismissed by the district court on March 28, 2023. On March 12, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of claims under the Anti-Kickback Statute and federal False Claims Act, vacated the dismissal of the remaining claims, and remanded for further proceedings. On June 7, 2024, the relator filed a petition seeking review by the U.S. Supreme Court.
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
On May 19, 2021, the Norwegian Competition Authority carried out an inspection of Norsk Medisinaldepot AS regarding its and its competitors alleged sharing of competitively sensitive information. On June 28, 2024, the Norwegian Competition Authority announced that it closed the investigation without finding grounds to continue the case.
IV. State Opioid Statutes
In April 2018, the State of New York Opioid Stewardship Act (“OSA”) imposed an aggregate $100 million annual surcharge for 2017 and 2018 on all manufacturers and distributors licensed to sell or distribute opioids in New York. In December 2021, the Company paid $26 million for the 2017 OSA surcharge assessment. On May 18, 2022, the Company filed a lawsuit in New York state court challenging the constitutionality of the OSA. In November 2022, the Company received a 2018 OSA surcharge assessment of approximately $42 million, which the Company subsequently paid. On December 14, 2022, the state court ruled that the OSA is constitutional. On May 23, 2024, the New York Supreme Court, Appellate Division, held that the 2017 assessment was unconstitutional but that the 2018 assessment was not. The State of New York appealed the portion of the decision regarding the 2017 assessment to the NY Court of Appeals on June 24, 2024, and the Company cross-appealed the decision regarding the 2018 assessment. The Company reserves its rights and intends to vigorously challenge the OSA and the OSA surcharge assessments.
V. Antitrust Settlement
In May 2024, the Company received proceeds of $90 million related to its share of an antitrust settlement. A lawsuit was filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company was not a named party to the litigation but was a member of the class of those who purchased directly from the pharmaceutical manufacturer. The Company recognized a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2025 related to the settlement.
10.    Stockholders' Deficit
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to participate equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2024, the Company’s quarterly dividend was raised from $0.62 to $0.71 per share of common stock for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, legal requirements, and other factors.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Share Repurchase Plans
The Board has authorized the repurchase of common stock. The Company may repurchase common stock from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, tax implications, restrictions under the Company’s debt obligations, other uses for capital, impacts on the value of remaining shares, cash generated from operations, and market and economic conditions.
During the three months ended June 30, 2024, the Company repurchased 1.0 million shares of common stock for $528 million through open market transactions at an average price per share of $548.20. During the three months ended June 30, 2023, the Company repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14.
Effective January 1, 2023, the Company’s repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock. Excise taxes of $1 million and $4 million were incurred and accrued for shares repurchased during the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and March 31, 2024, the amounts accrued for excise taxes were $26 million and $25 million, respectively, within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.
The total remaining authorization outstanding for repurchases of common stock at June 30, 2024 was $6.1 billion. In July 2024, the Board approved an increase of $4.0 billion in the authorization for the repurchase of common stock.
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended June 30, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains on Cash Flow and Other Hedges, Net of Tax	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(856)	$(12)	$3	$(16)	$(881)
Other comprehensive income (loss) before reclassifications	(36)	5	—	(1)	(32)
Amounts reclassified to earnings and other	—	—	—	—	—
Other comprehensive income (loss)	(36)	5	—	(1)	(32)
Less: amounts attributable to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) attributable to McKesson	(36)	5	—	(1)	(32)
Balance, June 30, 2024	$(892)	$(7)	$3	$(17)	$(913)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2024 include gains of $7 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $2 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(847)	$(14)	$(36)	$(8)	$(905)
Other comprehensive income (loss) before reclassifications	67	(15)	7	(2)	57
Amounts reclassified to earnings and other	—	—	—	—	—
Other comprehensive income (loss)	67	(15)	7	(2)	57
Less: amounts attributable to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) attributable to McKesson	67	(15)	7	(2)	57
Balance, June 30, 2023	$(780)	$(29)	$(29)	$(10)	$(848)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2023 include losses of $20 million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $5 million.
(3)Amounts recorded for the three months ended June 30, 2023 include losses of $6 million related to cash flow and other hedges from cross-currency swaps and gains of $16 million related to cash flow hedges from fixed interest rate swaps. These amounts are net of income tax expense of $3 million.
11.    Segments of Business
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The International segment includes the Company’s operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and include Rexall Health retail pharmacies. The Company’s Norwegian operations provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies.
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended June 30,
(In millions)	2024	2023
Segment revenues (1)
U.S. Pharmaceutical	$71,715	$67,160
Prescription Technology Solutions	1,241	1,244
Medical-Surgical Solutions	2,636	2,611
International	3,691	3,468
Total revenues	$79,283	$74,483

Segment operating profit (2)
U.S. Pharmaceutical (3)	$781	$827
Prescription Technology Solutions (4)	203	231
Medical-Surgical Solutions	188	227
International	90	57
Subtotal	1,262	1,342
Corporate expenses, net (5)	(103)	(204)
Interest expense	(75)	(47)
Income before income taxes	$1,084	$1,091
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, less than 39% of the RxTS segment’s total revenues, less than 1% of the Medical-Surgical Solutions segment’s total revenues, and less than 1% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.
(2)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•cash receipts for the Company’s share of antitrust legal settlements of $90 million and $118 million for the three months ended June 30, 2024 and 2023, respectively. These gains were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•a charge of $57 million for the three months ended June 30, 2024 related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 9, “Commitments and Contingent Liabilities;"
•a loss of $43 million for the three months ended June 30, 2024 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statement of Operations; and
•a credit of $2 million and a charge of $32 million related to the last-in, first-out method of accounting for inventories for the three months ended June 30, 2024 and 2023, respectively. These amounts were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations.
(4)The Company’s RxTS segment’s operating profit for the three months ended June 30, 2023 includes a gain of $28 million resulting from a fair value adjustment of the Company’s contingent consideration liability related to the acquisition of Rx Savings Solutions, LLC completed in November 2022.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(5)Corporate expenses, net includes the following:
•a net gain of $110 million for the three months ended June 30, 2024 related to the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in more detail in Financial Note 8, “Fair Value Measurements;”
•a net charge of $55 million for the three months ended June 30, 2024 related to the estimated liability for opioid-related claims, as discussed in more detail in Financial Note 9, “Commitments and Contingent Liabilities;" and
•restructuring charges of $40 million for the three months ended June 30, 2023 for restructuring initiatives as discussed in more detail in Financial Note 2, “Restructuring, Impairment, and Related Charges, Net.”

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us,” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Quarterly Report”) and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 previously filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2024 (“2024 Annual Report”).
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year means our fiscal year.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following summarizes our four reportable segments. Refer to Financial Note 11, “Segments of Business,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information regarding our reportable segments.
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
•International is a reportable segment that includes our operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and include Rexall Health retail pharmacies. Our Norwegian operations provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended June 30, 2024:
•For the three months ended June 30, 2024 compared to the prior year, revenues increased by 6%, gross profit increased by 4%, total operating expenses increased by 10%, and other income, net increased by $92 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation decreased to $7.00 from $7.02 for the three months ended June 30, 2024 compared to the prior year period;
•For the three months ended June 30, 2024, we recognized a net discrete tax benefit of $125 million including $58 million related to an election to change the tax status of a foreign affiliate;
•We recorded a charge of $114 million for the three months ended June 30, 2024 related to our estimated liability for opioid-related claims as further described in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties” below;
•For the three months ended June 30, 2024, we recognized a net gain of $97 million related to a recapitalization event of one of our investments in equity securities which resulted in an increase to the carrying value of this investment;
•For the three months ended June 30, 2024, we received $90 million related to our share of antitrust legal settlements. This amount was recorded as a gain within “Cost of sales” in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment;
•We returned $609 million of cash to shareholders during the three months ended June 30, 2024 through $527 million of common stock repurchases through open market transactions and $82 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2024 was $6.1 billion; and
•In July 2024, our Board of Directors (the “Board”) approved an increase of $4.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend to $0.71 from $0.62 per share of common stock.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends and Uncertainties:
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 9, “Commitments and Contingent Liabilities,” to the condensed consolidated financial statements accompanying this Quarterly Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. The plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. We believe we have valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and we intend to mount a vigorous defense. Other than as to the settlements described in Financial Note 9, we have not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
The Company and two other national distributors have reached agreements in principle with representatives of nationwide groups of acute care hospitals and certain third-party payors.
With respect to acute care hospitals, for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a proposed settlement with a nationwide class of acute care hospitals, of which $75 million was recorded within Corporate expenses, net, and $74 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. The proposed settlement is subject to, among other things, court approval and sufficient participation by hospitals.
With respect to the third party payors, the Company has reached an agreement in principle with representatives of a nationwide group of certain third-party payors. For the three months ended June 30, 2024, we recorded a charge of $114 million within “Claims and litigation charges, net” in the Condensed Consolidated Statement of Operations to reflect our portion of the proposed settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net, and $57 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet. The proposed settlement is subject to, among other things, court approval and sufficient participation by third-party payors. The claims of remaining U.S. non-governmental plaintiffs and those plaintiffs in Canada are not included in the charges recorded by the Company.
During the three months ended June 30, 2024, we made no payments associated with various settlement agreements for opioid-related claims. Our total estimated liability for opioid-related claims was $6.9 billion as of June 30, 2024, of which $778 million was included within “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet. In July 2024, we made payments totaling $500 million associated with the Settlement and the separate settlement agreements.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended June 30,
	2024	2023	Change
Revenues	$79,283	$74,483	6%
Gross profit	3,152	3,022	4
Gross profit margin	3.98%	4.06%	(8)	bp
Total operating expenses	(2,123)	(1,922)	10%
Total operating expenses as a percentage of revenues	2.68%	2.58%	10	bp
Other income, net	130	38	242%
Interest expense	(75)	(47)	60
Income before income taxes	1,084	1,091	(1)
Income tax expense	(124)	(94)	32
Reported income tax rate	11.4%	8.6%	280	bp
Net income	960	997	(4)
Net income attributable to noncontrolling interests	(45)	(39)	15
Net income attributable to McKesson Corporation	$915	$958	(4)%

Diluted earnings per common share attributable to McKesson Corporation	$7.00	$7.02	—%

Weighted-average diluted common shares outstanding	130.7	136.6	(4)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
Revenues
Revenues increased for the three months ended June 30, 2024 compared to the same prior year period largely due to market growth in our U.S. Pharmaceutical segment, including growth in specialty pharmaceuticals and higher volumes largely from retail national account customers. Market growth includes growing drug utilization and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was also favorably impacted by higher pharmaceutical distribution volumes in our International segment.
Gross Profit
Gross profit increased for the three months ended June 30, 2024 compared to the same prior year period primarily in our U.S. Pharmaceutical segment driven by growth of specialty pharmaceuticals and in our International segment driven by higher volumes.
We recognized gains of $90 million and $118 million for the three months ended June 30, 2024 and 2023, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
A last-in, first out (“LIFO”) credit of $2 million and a charge of $32 million were recognized during the three months ended June 30, 2024 and 2023, respectively, primarily due to lower expected brand inflation, partially offset by lower planned launches in the current fiscal year.
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
Total Operating Expenses
A summary of the components of our total operating expenses for the three months ended June 30, 2024 and 2023 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): SDG&A consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, provisions for bad debts, and other general charges.
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

	Three Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Selling, distribution, general, and administrative expenses	$2,001	$1,870	7%
Claims and litigation charges, net	112	—	—
Restructuring, impairment, and related charges, net	10	52	(81)
Total operating expenses	$2,123	$1,922	10%
Percent of revenues	2.68%	2.58%	10	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three months ended June 30, 2024, total operating expenses and total operating expenses as a percentage of revenues increased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A increased compared to the same prior year period due to increased operating expenses to support higher volumes and the gain of $28 million recognized in the prior year resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition;
•Claims and litigation charges, net primarily consists of a charge of $114 million related to our estimated liability for opioid-related claims as previously discussed in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties;” and

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•Restructuring, impairment, and related charges, net for the three months ended June 30, 2024 and 2023 were $10 million and $52 million, respectively, as discussed in more detail below under “Restructuring Initiatives.”
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2025 and fiscal 2024 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three months ended June 30, 2024 and 2023. However, other risks, expenses, and future developments, such as additional government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $10 million and $52 million for the three months ended June 30, 2024 and 2023, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions and the exit or downsizing of certain facilities. We recorded charges of $36 million for the three months ended June 30, 2023 related to this program, which primarily includes real estate and other related asset impairments and facility costs within Corporate. This restructuring program was substantially complete in fiscal 2024.
Refer to Financial Note 2, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net increased for the three months ended June 30, 2024 compared to the same prior year period primarily due to a net gain of $110 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry and a favorable impact to interest income compared to the prior year period, partially offset by a loss of $43 million related to one of our equity method investments.
Interest Expense
Interest expense increased for the three months ended June 30, 2024 compared to the same prior year period primarily due to increased average balances of the Company’s loan portfolio throughout the quarter and a prior year gain on debt extinguishment of $9 million. Refer to Financial Note 6, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Income Tax Expense
For the three months ended June 30, 2024 and 2023, we recorded income tax expense of $124 million and $94 million, respectively. Our reported income tax rates were 11.4% and 8.6% for the three months ended June 30, 2024 and 2023, respectively.
Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions and discrete tax items recognized in the quarters. For the three months ended June 30, 2024, we recognized a net discrete tax benefit of $125 million primarily driven by discrete tax benefits of $58 million related to an election to change the tax status of a foreign affiliate, $37 million related to the tax impact of share-based compensation, and $36 million related to the reduction in unrecognized tax benefits due to a change in case law. We recognized a net discrete tax benefit of $147 million in the three months ended June 30, 2023 primarily related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 3, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2024 and 2023 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $915 million and $1.0 billion for the three months ended June 30, 2024 and 2023, respectively. Diluted earnings per common share attributable to McKesson Corporation was $7.00 and $7.02 for the three months ended June 30, 2024 and 2023, respectively. Our diluted earnings per share also reflects the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 130.7 million and 136.6 million for the three months ended June 30, 2024 and 2023, respectively. Weighted-average diluted shares outstanding for the three months ended June 30, 2024 decreased from the same prior year period primarily due to the cumulative effect of share repurchases.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Segment revenues
U.S. Pharmaceutical	$71,715	$67,160	7%
Prescription Technology Solutions	1,241	1,244	—
Medical-Surgical Solutions	2,636	2,611	1
International	3,691	3,468	6
Total revenues	$79,283	$74,483	6%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended June 30, 2024 vs. 2023
U.S. Pharmaceutical revenues for the three months ended June 30, 2024 increased $4.6 billion or 7% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $2.9 billion and sales to specialty practices and other increased $1.7 billion. Overall, these increases were primarily due to growth in specialty pharmaceuticals and higher volumes from retail national account customers, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended June 30, 2024 vs. 2023
RxTS revenues for the three months ended June 30, 2024 decreased $3 million compared to the same prior year period due to decreased volumes from our third-party logistics and wholesale distribution services partially offset by higher technology service revenues.
Medical-Surgical Solutions
Three Months Ended June 30, 2024 vs. 2023
Medical-Surgical Solutions revenues for the three months ended June 30, 2024 increased $25 million or 1% compared to the same prior year period. Within the segment, sales to primary care customers increased $53 million driven by underlying business growth. This increase was partially offset by a decrease in sales to our extended care customers of $15 million and our other segment sales of $13 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
Three Months Ended June 30, 2024 vs. 2023
International revenues for the three months ended June 30, 2024 increased $223 million or 6% compared to the same prior year period. Within the segment, sales in Canada increased by $248 million primarily driven by higher pharmaceutical distribution volumes and sales in Norway increased by $40 million primarily driven by higher retail pharmacy volumes. These increases were partially offset by unfavorable effects of foreign currency exchange fluctuations of $65 million.
Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Segment operating profit (1)
U.S. Pharmaceutical (2)	$781	$827	(6)%
Prescription Technology Solutions (3)	203	231	(12)
Medical-Surgical Solutions	188	227	(17)
International	90	57	58
Subtotal	1,262	1,342	(6)
Corporate expenses, net (4)	(103)	(204)	(50)
Interest expense	(75)	(47)	60
Income before income taxes	$1,084	$1,091	(1)%

Segment operating profit margin
U.S. Pharmaceutical	1.09%	1.23%	(14)	bp
Prescription Technology Solutions	16.36	18.57	(221)
Medical-Surgical Solutions	7.13	8.69	(156)
International	2.44	1.64	80

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•cash receipts for our share of antitrust legal settlements of $90 million and $118 million for the three months ended June 30, 2024 and 2023, respectively;
•a charge of $57 million for the three months ended June 30, 2024 related to our estimated liability for opioid-related claims as discussed previously in the “Trends and Uncertainties” section;
•a loss of $43 million for the three months ended June 30, 2024 related to one of the Company’s equity method investments; and
•a credit of $2 million and a charge of $32 million related to the LIFO method of accounting for inventories for the three months ended June 30, 2024 and 2023, respectively.
(3)Operating profit for our RxTS segment for the three months ended June 30, 2023 includes a gain of $28 million resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition.
(4)Corporate expenses, net includes the following:
•a net gain of $110 million for the three months ended June 30, 2024 related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in more detail in Financial Note 8, “Fair Value Measurements;”
•a net charge of $55 million for the three months ended June 30, 2024 related to our estimated liability for opioid-related claims as discussed previously in the “Trends and Uncertainties” section; and
•a restructuring charge of $40 million for the three months ended June 30, 2023 for restructuring initiatives as discussed in more detail in Financial Note 2, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
U.S. Pharmaceutical
Three Months Ended June 30, 2024 vs. 2023
Operating profit for this segment decreased for the three months ended June 30, 2024 compared to the same prior year period primarily due to a charge of $57 million related to our estimated liability for opioid-related claims, a loss related to one of our equity method investments, a decrease from net cash proceeds received representing our share of antitrust legal settlements, and an increase in operating expenses to support higher volumes, partially offset by growth in specialty pharmaceuticals.
Prescription Technology Solutions
Three Months Ended June 30, 2024 vs. 2023
Operating profit for this segment decreased for the three months ended June 30, 2024 compared to the same prior year period driven by the gain of $28 million recognized in the prior year resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition.
Medical-Surgical Solutions
Three Months Ended June 30, 2024 vs. 2023
Operating profit for this segment decreased for the three months ended June 30, 2024 compared to the same prior year period due to a decline in our core primary care business and a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.
International
Three Months Ended June 30, 2024 vs. 2023
Operating profit for this segment increased for the three months ended June 30, 2024 compared to the same prior year period primarily as a result of higher pharmaceutical distribution and retail pharmacy volumes across the segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Corporate Expenses, Net
Three Months Ended June 30, 2024 vs. 2023
Corporate expenses, net decreased for the three months ended June 30, 2024 compared to the same prior year period primarily due to a net gain of $110 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry and lower restructuring charges recorded in the first three months of fiscal 2025 compared to the prior year period, partially offset by a net charge of $55 million related to our estimated liability for opioid-related claims.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At June 30, 2024, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(1,380)	$(1,052)	$(328)
Investing activities	(87)	(149)	62
Financing activities	(809)	(843)	34
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	2	(7)
Net change in cash, cash equivalents, and restricted cash	$(2,281)	$(2,042)	$(239)

Operating Activities
Operating activities used cash of $1.4 billion and $1.1 billion during the three months ended June 30, 2024 and 2023, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the three months ended June 30, 2024 were affected by net income of $1.0 billion, adjusted for non-cash items, as well as increases in accounts payable of $4.6 billion, inventories of $4.4 billion, and receivables of $2.1 billion, all primarily driven by higher revenues and timing.
Operating activities for the three months ended June 30, 2023 were affected by net income of $1.0 billion, adjusted for non-cash items, as well as increases in receivables of $2.4 billion, drafts and accounts payable of $1.5 billion, and inventories of $826 million, all primarily driven by higher revenues and timing.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Investing Activities
Investing activities used cash of $87 million and $149 million during the three months ended June 30, 2024 and 2023, respectively. Investing activities for the three months ended June 30, 2024 and 2023 includes $167 million and $124 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the three months ended June 30, 2024 was also impacted by the receipt of proceeds of $89 million related to the sale of equity securities, as discussed in more detail in Financial Note 8, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Financing Activities
Financing activities used cash of $809 million and $843 million during the three months ended June 30, 2024 and 2023, respectively. Financing activities for the three months ended June 30, 2024 and 2023 includes $527 million and $696 million of cash paid for share repurchases, as well as $82 million and $74 million of cash paid for dividends, respectively. Financing activities for the three months ended June 30, 2024 also includes cash receipts and cash payments of $1.4 billion related to short-term borrowings of commercial paper.
On June 15, 2023, we completed a public offering of 4.90% Notes due July 15, 2028 in a principal amount of $400 million and 5.10% Notes due July 15, 2033 in a principal amount of $600 million, for proceeds received, net of discounts and offering expenses, of $397 million and $592 million, respectively. A portion of the net proceeds from these notes was utilized to fund the repurchase of our then outstanding 3.80% Notes due March 15, 2024 (the “2024 Notes”) discussed below, while the remaining net proceeds was available for general corporate purposes.
On June 16, 2023, we completed a cash tender offer for any and all of our then outstanding 2024 Notes with a principal amount of $918 million, which was made concurrently with the June 15, 2023 notes offering described above. Using a portion of the proceeds from the June 15, 2023 notes offering described above, we paid an aggregate consideration of $268 million to repurchase $271 million principal amount of the 2024 Notes. Following the consummation of this tender offer, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it becomes due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date.
Cash used for other financing activities generally includes the cash value of shares surrendered for tax withholding and payments to noncontrolling interests.
Share Repurchase Plans
The Board has authorized the repurchase of common stock. We may repurchase common stock from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (“Exchange Act”). The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, cash generated from operations, and market and economic conditions.
During the three months ended June 30, 2024, we repurchased 1.0 million shares of common stock for $528 million through open market transactions at an average price per share of $548.20. During the three months ended June 30, 2023, we repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $1 million and $4 million were incurred and accrued for shares repurchased during the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and March 31, 2024, the amounts accrued for excise taxes were $26 million and $25 million, respectively, within “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
The total remaining authorization outstanding for repurchases of common stock at June 30, 2024 was $6.1 billion. In July 2024, the Board approved an increase of $4.0 billion in the authorization for the repurchase of common stock.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2024	March 31, 2024
Cash, cash equivalents, and restricted cash	$2,304	$4,585
Working capital	(4,182)	(4,387)
Debt to capital ratio (1)	117.6%	124.0%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as the sum of total debt divided by the sum of total debt, and McKesson stockholders’ deficit, which excludes noncontrolling interests and accumulated other comprehensive loss.
Cash equivalents, which are readily convertible to known amounts of cash, are carried at fair value. Cash equivalents are primarily invested in AAA-rated U.S. government money market funds, short-term deposits with financial institutions, and short-term commercial papers issued by non-financial institutions. Deposits with financial institutions are primarily denominated in U.S. dollars and the functional currencies of our foreign subsidiaries, including Canadian dollars. Deposits could exceed the amounts insured by the Federal Deposit Insurance Corporation in the U.S. and similar deposit insurance programs in other jurisdictions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of June 30, 2024 and March 31, 2024 included approximately $1.7 billion and $1.6 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital increased at June 30, 2024 compared to March 31, 2024 primarily due to an increase in inventories, net, and receivables, net, driven by higher sales and timing, and a decrease in other accrued liabilities, partially offset by an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, and a decrease in cash and cash equivalents.
Our debt to capital ratio decreased for the three months ended June 30, 2024 due to net income attributable to McKesson for the quarter, partially offset by share repurchases and dividend payments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
In July 2024, we raised our quarterly dividend from $0.62 to $0.71 per share of common stock for dividends declared on or after such date by the Board. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.9 billion as of June 30, 2024 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 6, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans, assumptions, expectations, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2024 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
AVAILABLE INFORMATION
We routinely post on our company website, and via our social media channels, information that may be material to investors, including details and updates to information disclosed elsewhere, which may include business developments, earnings and financial performance, sustainability matters, and materials for presentations to investors and financial analysts. Investors are encouraged to monitor our website www.mckesson.com. Interested parties can sign up on our website, including our Investor Relations site, to receive automated e-mail alerts, such as via RSS newsfeed, when we post certain information. Interested parties can also follow our social media feed @McKesson on X. The content on any website or social media channel is not incorporated by reference into this report, unless expressly noted otherwise.
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Item 4.Controls and Procedures.

McKESSON CORPORATION
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.Legal Proceedings.
The information set forth in Financial Note 9, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, is incorporated herein by reference. Disclosure of an environmental proceeding with a governmental agency generally is included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.
Item 1A.Risk Factors.
Other than factual updates discussed in this Quarterly Report on Form 10-Q, there have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I of Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our Board of Directors has authorized the repurchase of common stock. We may repurchase common stock from time-to-time through open market transactions, privately negotiated transactions, accelerated share repurchase programs, or by combinations of such methods, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1(c) of the Exchange Act. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, cash generated from operations, and market and economic conditions.
Refer to Financial Note 10, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three months ended June 30, 2024 and 2023.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended June 30, 2024:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1, 2024 – April 30, 2024	0.2	524.90	0.2	$6,497
May 1, 2024 – May 31, 2024	0.7	552.63	0.7	6,109
June 1, 2024 – June 30, 2024	0.1	573.96	0.1	6,088
Total	1.0		1.0
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $1 million of excise taxes incurred on share repurchases for the three months ended June 30, 2024. The remaining authorization outstanding for repurchases of common stock excludes $26 million of cumulative excise taxes incurred on share repurchases through June 30, 2024.
(3)In July 2024, the Board authorized the Company to repurchase up to an additional $4.0 billion shares of common stock, which has no expiration date.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Pre-arranged Trading Plans
There were no trading arrangements adopted, modified, or terminated by our directors and officers during the three months ended June 30, 2024.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified under “Incorporated by Reference” in the table below are on file with the SEC and are incorporated by reference as exhibits hereto.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1†	Certificate of Incorporation of McKesson Corporation ("COI"), as amended through July 31, 2024.	__	__	__	__

3.1.1	Amended and Restated COI, dated July 27, 2011.	8-K	1-13252	3.1	August 2, 2011

3.1.2†	Certificate of Amendment of COI, dated July 31, 2024.	__	__	__	__

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
		__	__	__	__

104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	__	__	__	__

†    Filed herewith.
††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	August 7, 2024	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	August 7, 2024	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller