Form 10-Q
period 2024-09-30
MCKESSON CORP
filed 2024-11-07
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 126,940,097 shares of the issuer’s common stock were outstanding as of September 30, 2024.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues	$93,651	$77,215	$172,934	$151,698
Cost of sales	(90,403)	(74,146)	(166,534)	(145,607)
Gross profit	3,248	3,069	6,400	6,091
Selling, distribution, general, and administrative expenses	(2,503)	(2,092)	(4,504)	(3,962)
Claims and litigation charges, net	4	2	(108)	2
Restructuring, impairment, and related charges, net	(171)	(28)	(181)	(80)
Total operating expenses	(2,670)	(2,118)	(4,793)	(4,040)
Operating income	578	951	1,607	2,051
Other income, net	34	26	164	64
Interest expense	(78)	(61)	(153)	(108)
Income before income taxes	534	916	1,618	2,007
Income tax expense	(247)	(213)	(371)	(307)
Net income	287	703	1,247	1,700
Net income attributable to noncontrolling interests	(46)	(39)	(91)	(78)
Net income attributable to McKesson Corporation	$241	$664	$1,156	$1,622

Earnings per common share attributable to McKesson Corporation
Diluted	$1.87	$4.92	$8.89	$11.95
Basic	$1.88	$4.95	$8.94	$12.03

Weighted-average common shares outstanding
Diluted	129.3	134.8	130.0	135.7
Basic	128.7	134.1	129.3	134.8

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$287	$703	$1,247	$1,700

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	34	(64)	3	(12)
Unrealized gain (loss) on cash flow and other hedges	(9)	25	(9)	32
Changes in retirement-related benefit plans	(2)	—	(3)	(2)
Other comprehensive income (loss), net of tax	23	(39)	(9)	18

Comprehensive income	310	664	1,238	1,718
Comprehensive income attributable to noncontrolling interests	(46)	(39)	(91)	(78)
Comprehensive income attributable to McKesson Corporation	$264	$625	$1,147	$1,640

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,509	$4,583
Receivables, net	25,270	21,622
Inventories, net	24,176	21,139
Assets held for sale	635	5
Prepaid expenses and other	751	621
Total current assets	53,341	47,970
Property, plant, and equipment, net	2,361	2,316
Operating lease right-of-use assets	1,495	1,729
Goodwill	10,087	10,132
Intangible assets, net	1,573	2,110
Other non-current assets	3,572	3,186
Total assets	$72,429	$67,443

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$53,317	$47,097
Current portion of long-term debt	53	50
Current portion of operating lease liabilities	243	295
Liabilities held for sale	371	—
Other accrued liabilities	4,787	4,915
Total current liabilities	58,771	52,357
Long-term debt	5,691	5,579
Long-term deferred tax liabilities	1,048	917
Long-term operating lease liabilities	1,232	1,466
Long-term litigation liabilities	5,617	6,113
Other non-current liabilities	2,712	2,610
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 279 and 278 shares issued at September 30, 2024 and March 31, 2024, respectively	3	3
Additional paid-in capital	8,221	8,048
Retained earnings	15,959	14,978
Accumulated other comprehensive loss	(890)	(881)
Treasury shares, at cost, 152 and 148 shares at September 30, 2024 and March 31, 2024, respectively	(26,310)	(24,119)
Total McKesson Corporation stockholders’ deficit	(3,017)	(1,971)
Noncontrolling interests	375	372
Total deficit	(2,642)	(1,599)
Total liabilities and deficit	$72,429	$67,443
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2024	279	$3	$8,126	$15,810	$(913)	(149)	$(24,781)	$374	$(1,381)
Issuance of shares under employee plans, net of forfeitures	—	—	32	—	—	—	—	—	32
Share-based compensation	—	—	63	—	—	—	—	—	63
Repurchase of common stock	—	—	—	—	—	(3)	(1,529)	—	(1,529)
Net income	—	—	—	241	—	—	—	46	287
Other comprehensive income	—	—	—	—	23	—	—	—	23
Cash dividends declared, $0.71 per common share	—	—	—	(90)	—	—	—	—	(90)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Other	—	—	—	(2)	—	—	—	—	(2)
Balance, September 30, 2024	279	$3	$8,221	$15,959	$(890)	(152)	$(26,310)	$375	$(2,642)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2023	278	$3	$7,824	$13,182	$(848)	(143)	$(21,763)	$362	$(1,240)
Issuance of shares under employee plans, net of forfeitures	—	—	27	—	—	—	(1)	—	26
Share-based compensation	—	—	48	—	—	—	—	—	48
Repurchase of common stock	—	—	—	—	—	(2)	(840)	—	(840)
Net income	—	—	—	664	—	—	—	39	703
Other comprehensive loss	—	—	—	—	(39)	—	—	—	(39)
Cash dividends declared, $0.62 per common share	—	—	—	(84)	—	—	—	—	(84)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	(1)	—	—	—	1	—
Balance, September 30, 2023	278	$3	$7,899	$13,761	$(887)	(145)	$(22,604)	$364	$(1,464)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2024	278	$3	$8,048	$14,978	$(881)	(148)	$(24,119)	$372	$(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	54	—	—	—	(134)	—	(80)
Share-based compensation	—	—	119	—	—	—	—	—	119
Repurchase of common stock	—	—	—	—	—	(4)	(2,057)	—	(2,057)
Net income	—	—	—	1,156	—	—	—	91	1,247
Other comprehensive loss	—	—	—	—	(9)	—	—	—	(9)
Cash dividends declared, $1.33 per common share	—	—	—	(173)	—	—	—	—	(173)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Other	—	—	—	(2)	—	—	—	—	(2)
Balance, September 30, 2024	279	$3	$8,221	$15,959	$(890)	(152)	$(26,310)	$375	$(2,642)

	Six Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	54	—	—	—	(94)	—	(40)
Share-based compensation	—	—	91	—	—	—	—	—	91
Repurchase of common stock	—	—	—	—	—	(4)	(1,513)	—	(1,513)
Net income	—	—	—	1,622	—	—	—	78	1,700
Other comprehensive income	—	—	—	—	18	—	—	—	18
Cash dividends declared, $1.16 per common share	—	—	—	(157)	—	—	—	—	(157)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Other	—	—	7	1	—	—	—	(4)	4
Balance, September 30, 2023	278	$3	$7,899	$13,761	$(887)	(145)	$(22,604)	$364	$(1,464)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,247	$1,700
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	124	129
Amortization	208	187
Asset impairment charges	76	28
Deferred taxes	125	(271)
Charges (credits) associated with last-in, first-out inventory method	(4)	87
Non-cash operating lease expense	113	122
Gain from sales of businesses and investments	(89)	(16)
Canadian businesses held for sale	638	—
Provision for bad debts	(169)	243
Other non-cash items	174	71
Changes in assets and liabilities:
Receivables	(3,499)	(3,207)
Inventories	(3,310)	(2,349)
Drafts and accounts payable	6,221	4,307
Operating lease liabilities	(196)	(166)
Taxes	(145)	(76)
Litigation liabilities	(386)	(529)
Other	(408)	(347)
Net cash provided by (used in) operating activities	720	(87)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(242)	(153)
Capitalized software expenditures	(143)	(111)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(1)	—
Proceeds from sales of businesses and investments, net	93	50
Other	(80)	(101)
Net cash used in investing activities	(373)	(315)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	6,876	2,000
Repayments of short-term borrowings	(6,876)	(2,000)
Proceeds from issuances of long-term debt	498	991
Repayments of long-term debt	(501)	(271)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	—	(647)
Common stock transactions:
Issuances	54	54
Share repurchases	(2,019)	(1,505)
Dividends paid	(162)	(149)
Other	(278)	(225)
Net cash used in financing activities	(2,408)	(1,752)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	(1)
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale	(14)	—
Net decrease in cash, cash equivalents, and restricted cash	(2,074)	(2,155)
Cash, cash equivalents, and restricted cash at beginning of period	4,585	4,679
Cash, cash equivalents, and restricted cash at end of period	2,511	2,524
Less: Restricted cash at end of period included in Prepaid expenses and other	(2)	—
Cash and cash equivalents at end of period	$2,509	$2,524
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
The results of operations for the three and six months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the SEC on May 8, 2024 (the “2024 Annual Report”).
Recently Adopted Accounting Pronouncements
There were no accounting standards adopted during the six months ended September 30, 2024 that had a material impact to the Company’s condensed consolidated financial statements or disclosures.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
2.    Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The Company determined that the disposal group discussed below did not meet the criteria for classification as discontinued operations.
Rexall Health and Well.ca
On September 5, 2024, the Company announced an agreement to sell its Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”). The adjusted purchase price of approximately $148 million, net of working capital and other adjustments, includes a payment of $27 million to be made upon closing, and a note of $121 million accruing interest upon satisfaction of certain conditions, measured at fair value, payable to the Company at the end of six years. As of September 30, 2024, the Canadian retail disposal group, consisting of $631 million of assets and $371 million of liabilities within the Company’s International segment, was classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet. The transaction is anticipated to close in the second half of fiscal 2025, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable.
During the three and six months ended September 30, 2024, the Company recorded a charge of $643 million, within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations, to remeasure the Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment includes a $15 million loss related to the accumulated other comprehensive balances associated with the Canadian retail disposal group. The Company’s measurement of the fair value of the Canadian retail disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreements. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The total assets and liabilities of the Canadian retail disposal group that have met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheet are as follows:

(In millions)	September 30, 2024
Assets
Current assets
Cash	$14
Receivables, net	65
Inventories, net	219
Prepaid expenses and other	5
Property, plant, and equipment, net	62
Operating lease right-of-use assets	283
Goodwill	47
Intangible assets, net	419
Other non-current assets	160
Remeasurement of assets of businesses held for sale to fair value less costs to sell (1)	(643)
Total assets held for sale	$631

Liabilities
Current liabilities
Drafts and accounts payable	$15
Current portion of operating lease liabilities	61
Other accrued liabilities	42
Long-term operating lease liabilities	249
Other non-current liabilities	4
Total liabilities held for sale	$371
(1)Includes intercompany trade accounts payable of $142 million, primarily related to purchases of inventories from McKesson Canada. These balances are expected to be assumed by the buyer upon divestiture and are excluded from Drafts and accounts payable above as they are fully eliminated in the Company’s consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $234 million and $28 million for the three months ended September 30, 2024 and 2023, respectively, and $244 million and $80 million for the six months ended September 30, 2024 and 2023, respectively. Of these charges $171 million and $181 million were included in “Restructuring, impairment, and related charges, net” and $63 million was included in “Cost of sales” in the Condensed Consolidated Statement of Operations, for each of the three and six months ended September 30, 2024, respectively.
Restructuring Initiatives
During the second quarter of fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model, which are intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives will also include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions, and U.S. Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three and six months ended September 30, 2024, the Company recorded charges of $227 million related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments.
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions, primarily consisting of employee severance and other employee-related costs within the RxTS segment, and the exit or downsizing of certain facilities. For the three and six months ended September 30, 2023, the Company recorded charges of $3 million and $39 million related to this program, respectively, which primarily included real estate and other related asset impairments and facility costs within Corporate. This restructuring program was substantially complete in fiscal 2024.
Restructuring, impairment, and related charges, net for the three months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30, 2024
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	International	Corporate	Total
Severance and employee-related costs, net	$1	$—	$144	$—	$4	$149
Exit and other-related costs (3)	—	—	3	(1)	10	12
Asset impairments and accelerated depreciation	63	1	—	—	9	73
Total	$64	$1	$147	$(1)	$23	$234
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s U.S. Pharmaceutical segment, including an inventory impairment of $63 million within "Cost of sales" in the Condensed Consolidated Statement of Operations.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
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
Restructuring, impairment, and related charges, net for the six months ended September 30, 2024 and 2023 consisted of the following:

	Six Months Ended September 30, 2024
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	International	Corporate	Total
Severance and employee-related costs, net	$1	$—	$144	$—	$3	$148
Exit and other-related costs (3)	—	3	6	(1)	12	20
Asset impairments and accelerated depreciation	64	2	—	1	9	76
Total	$65	$5	$150	$—	$24	$244
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s U.S. Pharmaceutical segment, including an inventory impairment of $63 million within "Cost of sales" in the Condensed Consolidated Statement of Operations.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s technology solutions.
(2)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the six months ended September 30, 2024:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2024 (1)	$18	$5	$1	$10	$21	$55
Restructuring, impairment, and related charges, net	65	5	150	—	24	244
Non-cash charges	(64)	(2)	—	(1)	(9)	(76)
Cash payments	(4)	(2)	(7)	(2)	(10)	(25)
Other (2)	(1)	(2)	—	(5)	(2)	(10)
Balance, September 30, 2024 (3)	$14	$4	$144	$2	$24	$188
(1)As of March 31, 2024, the total reserve balance was $55 million, of which $24 million was recorded in “Other accrued liabilities” and $31 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments within International, and transfers to certain other liabilities, including Canadian retail disposal group reserves.
(3)As of September 30, 2024, the total reserve balance was $188 million, of which $160 million was recorded in “Other accrued liabilities” and $28 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Income tax expense	$247	$213	$371	$307
Reported income tax rate	46.3%	23.3%	22.9%	15.3%
Fluctuations in the Company’s reported income tax rates were primarily due to non-cash charges related to remeasuring the value of its Canadian retail disposal group held for sale to fair value less costs to sell, changes in the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended September 30, 2024, the Company sold certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction. The recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result, a discrete tax benefit of $44 million was recognized in the second quarter of fiscal 2025. During the three and six months ended September 30, 2024, the Company recorded non-cash pre-tax charges of $643 million to remeasure the Canadian retail disposal group to fair value less costs to sell, as described in Financial Note 2, “Held for Sale”. The Company’s reported income tax rates for the three and six months ended September 30, 2024 were unfavorably impacted by these charges given that no net tax benefit was recognized for these charges.
During the six months ended September 30, 2024, the Company also recognized discrete tax benefits of $58 million related to an election to change the tax status of a foreign affiliate, $38 million related to the tax impact of share-based compensation, and $47 million related to the reduction in unrecognized tax benefits due to a change in case law, partially offset by a discrete tax expense of $37 million related to interest expense accrued on unrecognized tax benefits.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the three months ended September 30, 2023, the Company recognized a net discrete tax expense of $12 million primarily related to interest expense accrued on unrecognized tax benefits. During the six months ended September 30, 2023, the Company repatriated certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction. The recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result of this repatriation, and in accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, a net discrete tax benefit of $147 million was recognized during the three months ended June 30, 2023.
As of September 30, 2024, the Company had $1.4 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2016 through the current fiscal year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
5.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three and six months ended September 30, 2024 and 2023 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$287	$703	$1,247	$1,700
Net income attributable to noncontrolling interests	(46)	(39)	(91)	(78)
Net income attributable to McKesson Corporation	$241	$664	$1,156	$1,622

Weighted-average common shares outstanding:
Basic	128.7	134.1	129.3	134.8
Effect of dilutive securities:
Stock options	0.1	0.2	0.1	0.2
Restricted stock units (1)	0.5	0.5	0.6	0.7
Diluted	129.3	134.8	130.0	135.7

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$1.87	$4.92	$8.89	$11.95
Basic	$1.88	$4.95	$8.94	$12.03
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
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2024	$4,123	$2,024	$2,536	$1,449	$—	$10,132
Goodwill acquired	—	—	—	—	—	—
Disposals (1)	—	—	—	(47)	—	(47)
Foreign currency translation adjustments, net	—	—	—	2	—	2
Other adjustments	—	—	(29)	—	29	—
Balance, September 30, 2024	$4,123	$2,024	$2,507	$1,404	$29	$10,087
(1)Goodwill related to the Canadian retail disposal group discussed in Financial Note 2, “Held for Sale.” This amount was included under the caption “Assets held for sale” in the Condensed Consolidated Balance Sheet as of September 30, 2024.
Intangible Assets
Information regarding intangible assets was as follows:

	September 30, 2024					March 31, 2024
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11	$1,480	$(604)	$876		$1,830	$(701)	$1,129
Service agreements	9	1,129	(707)	422		1,126	(676)	450
Trademarks and trade names	13	384	(268)	116		759	(395)	364
Technology	10	284	(133)	151		284	(125)	159
Other	6	34	(26)	8		34	(26)	8
Total		$3,311	$(1,738)	$1,573	(1)	$4,033	$(1,923)	$2,110
(1)Excludes net intangible assets of approximately $419 million related to the Canadian retail disposal group discussed in Financial Note 2, “Held for Sale.” This amount was included under the caption “Assets held for sale” in the Condensed Consolidated Balance Sheet as of September 30, 2024. Amortization of these assets ceased upon classification as held for sale in the second quarter of fiscal 2025.
All intangible assets, except for those classified as held for sale, were subject to amortization as of September 30, 2024 and March 31, 2024. Amortization expense of intangible assets was $60 million and $62 million for the three months ended September 30, 2024 and 2023, respectively, and $123 million and $124 million for the six months ended September 30, 2024 and 2023, respectively. Estimated amortization expense of the assets listed in the table above is as follows: $102 million, $177 million, $171 million, $166 million, and $164 million for the remainder of fiscal 2025 and each of the succeeding years through fiscal 2029, respectively, and $793 million thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	September 30, 2024	March 31, 2024
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	—	499
1.30% Notes due August 15, 2026	499	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	399
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	—
5.10% Notes due July 15, 2033	597	596
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	667	646
1.63% Euro Notes due October 30, 2026	557	540
3.13% Sterling Notes due February 17, 2029	602	568

Lease and other obligations	261	220
Total debt	5,744	5,629
Less: Current portion	53	50
Total long-term debt	$5,691	$5,579
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At September 30, 2024 and March 31, 2024, $5.7 billion and $5.6 billion, respectively, of total debt was outstanding, of which $53 million and $50 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
Public Offerings
On September 10, 2024, the Company completed a public offering of 4.25% Notes due September 15, 2029 in a principal amount of $500 million (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th of each year, commencing on March 15, 2025. Proceeds received from the issuance of the 2029 Notes, net of discounts and offering expenses, were $496 million. The Company utilized the net proceeds from the offering of the 2029 Notes together with cash on hand to redeem its $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 (the “2026 Notes”), which became callable on or after February 15, 2024, prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. The total loss recognized on the debt extinguishment of the 2026 Notes described above for the three and six months ended September 30, 2024 was not material and is included within “Interest expense” in the Company’s Condensed Consolidated Statements of Operations.

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
Each of the 2029 Notes, the 2033 Notes and the 2028 Notes, constitutes a “series,” is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing, and future unsecured and unsubordinated indebtedness that may be outstanding from time-to-time. Each series is governed by an indenture and officers’ certificate that are materially similar to those of other series of notes issued by the Company. Upon at least 10 days’ and not more than 60 days’ notice to holders of the applicable series of the notes, the Company may redeem such series of the notes for cash in whole, at any time, or in part, from time to time, at redemption prices that include accrued and unpaid interest and a make-whole premium before a specified date, and at par plus accrued and unpaid interest thereafter until maturity, each as specified in the indenture and the officers’ certificate. If there were to occur both (a) a change of control of the Company and (b) a downgrade of the applicable series of the notes below an investment grade rating by each of the Ratings Agencies (as defined in the applicable officers’ certificate) within a specified period, then the Company would be required to make an offer to purchase that series at a price equal to 101% of the then outstanding principal amount of that series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each series, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indenture also contains customary events of default provisions.
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
The total gain recognized on the debt extinguishment of the 2024 Notes described above for the six months ended September 30, 2023 was $9 million and was included within “Interest expense” in the Company’s Condensed Consolidated Statement of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility was scheduled to mature in November 2028. On November 7, 2024, the maturity date of the 2022 Credit Facility was extended from November 2028 to November 2029. There were no borrowings under the 2022 Credit Facility during the six months ended September 30, 2024 and 2023 and no amounts outstanding at September 30, 2024 or March 31, 2024. At September 30, 2024, the Company was in compliance with all covenants under the 2022 Credit Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the six months ended September 30, 2024, the Company borrowed and repaid $6.9 billion under the program. During the six months ended September 30, 2023, the Company borrowed and repaid $2.0 billion under the program. At September 30, 2024 and March 31, 2024, there were no commercial paper notes outstanding.
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
Derivative Instruments
At September 30, 2024 and March 31, 2024, the notional amounts of the Company’s outstanding derivatives were as follows:

			September 30, 2024		March 31, 2024
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Apr-25 to Jun-26	C$	2,500	C$	1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29		$750		$1,250

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards (6)	GBP	Oct-24 to Jul-25		£27		£39
(1)The maturity date reflected is for outstanding derivatives as of September 30, 2024.
(2)There was no ineffectiveness in these hedges for the three and six months ended September 30, 2024 and 2023.
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
In October 2024, the Company entered into cross-currency swaps designated as net investment hedges with a total notional amount of C$1.0 billion to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps will mature in October 2026.
Fair Value Hedges
The Company uses cross-currency swaps to hedge the changes in the fair value of its foreign currency notes resulting from changes in benchmark interest rates and foreign currency exchange rates. The Company also uses floating interest rate swaps to hedge the changes in the fair value of its U.S. dollar notes resulting from changes in benchmark interest rates. The changes in the fair value of these derivatives and the offsetting changes in the fair value of the hedged notes are recorded in earnings. Gains and losses from the changes in the Company’s fair value hedges recorded in earnings were largely offset by the gains and losses recorded in earnings on the hedged item. For components excluded from the assessment of hedge effectiveness, the initial value of the excluded component is recognized in accumulated other comprehensive loss and then released into earnings over the life of the hedging instrument. The difference between the change in the fair value of the excluded component and the amount amortized into earnings during the period is recorded in other comprehensive loss.
In fiscal 2023, the Company entered into floating interest rate swaps designated as fair value hedges to convert $1.3 billion of its fixed rate debt to floating rate in order to hedge the changes in fair value caused by fluctuations in the benchmark interest rate. In fiscal 2025, $500 million of the $1.3 billion floating interest rate swaps with original maturity dates in February 2026 and callable at any time after February 2024 were terminated. Refer to Financial Note 7, “Debt and Financing Activities,” for additional information on the public offering of the 2029 Notes.

Cash Flow Hedges
The Company uses cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2024	2023	2024	2023
Derivatives designated as net investment hedges:
Cross-currency swaps	$(20)	$27	$(13)	$7

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$(14)	$33	$(14)	$27
Foreign currency forwards	2	—	2	—
Fixed interest rate swaps	—	—	—	16
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	September 30, 2024			March 31, 2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$69	$15	$1,690	$13	$1	$1,122
Cross-currency swaps (non-current)	Other non-current assets/liabilities	97	11	1,771	108	—	1,638
Interest rate swaps (non-current)	Other non-current liabilities	—	10	750	—	35	1,250
Foreign currency forwards (current)	Prepaid expenses and other/Other accrued liabilities	2	—	34	—	—	35
Foreign currency forwards (non-current)	Other non-current assets	—	—	—	—	—	15
Total		$168	$36		$121	$36
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2024 and March 31, 2024 included investments in money market funds of $549 million and $705 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $175 million and $240 million at September 30, 2024 and March 31, 2024, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs. The net realized and unrealized gains and losses as well as impairment charges related to these investments were a net loss of $15 million and gain of $95 million for the three and six months ended September 30, 2024, respectively, and an immaterial loss for the three and six months ended September 30, 2023, all of which are included within “Other income, net” in the Condensed Consolidated Statements of Operations. The net gain recognized for the six months ended September 30, 2024 primarily relates to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. The Company recognized a net gain of $100 million related to this event and sold a portion of its investment for proceeds of $92 million.
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
At September 30, 2024, the assets and liabilities associated with the Canadian retail disposal group classified as held for sale were measured at the lower of carrying value or fair value less costs to sell, as discussed in Financial Note 2, “Held for Sale.”

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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2024 and March 31, 2024.
Other Fair Value Disclosures
At September 30, 2024 and March 31, 2024, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	September 30, 2024		March 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,744	$5,808	$5,629	$5,488
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2024 Annual Report and Financial Note 9 to the Company’s 10-Q filing for the quarterly period ended June 30, 2024, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company and its affiliates have been sued as defendants in many cases asserting claims related to distribution of controlled substances. They have been named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers, and retail pharmacies. The plaintiffs in these actions have included state attorneys general, county and municipal governments, school districts, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. These actions have been filed in state and federal courts throughout the U.S., and in Puerto Rico and Canada. These plaintiffs have sought monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws, and other statutes. Because of the many uncertainties associated with opioid-related litigation matters, the Company is not able to conclude that a liability is probable or provide a reasonable estimate for the range of ultimate possible loss for opioid-related litigation matters other than those for which an accrual is described below.
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $2.0 billion as of September 30, 2024, and additionally will pay the Settling Governmental Entities up to approximately $5.9 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $75 million as of September 30, 2024, and additionally will pay approximately $99 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $53 million as of September 30, 2024, and additionally will pay approximately $99 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
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
The City of Baltimore, Maryland, is one such subdivision. A trial of its claims against the Company and another national pharmaceutical distributor began on September 16, 2024 in the Circuit Court of Maryland for Baltimore City, Mayor and City Council of Baltimore v. Purdue Pharma LP, No. 24-C-18-000515. Baltimore claims that the defendants’ distribution of controlled substances to certain pharmacies in the City of Baltimore and Baltimore County caused a public nuisance. Baltimore is seeking monetary damages and other relief.
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $112 million as of September 30, 2024, and additionally will pay approximately $84 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
Non-Governmental Plaintiff Claims
The Company is also a defendant in approximately 400 opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above.
One such case was brought by a group of individual plaintiffs in Glynn County, Georgia Superior Court seeking to recover for damages allegedly arising from their family members’ abuse of prescription opioids. Poppell v. Cardinal Health, Inc., CE19-00472. On March 1, 2023, the jury in that case returned a verdict in favor of the defendants, including the Company. Plaintiffs appealed the jury verdict. On September 4, 2024, the Supreme Court of Georgia affirmed the judgment in favor of the Company.
The Company and two other national distributors have reached proposed settlements with representatives of nationwide groups of acute care hospitals and certain third-party payors. The claims of remaining U.S. non-governmental plaintiffs are not included in the charges recorded by the Company.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
With respect to the acute care hospitals, for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a proposed settlement with a nationwide class of acute care hospitals, of which $75 million was recorded within Corporate expenses, net, and $74 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. The proposed settlement is subject to, among other things, court approval and sufficient participation by hospitals. On October 30, 2024, the U.S. District Court for the District of New Mexico granted preliminary approval to the proposed settlement. The trial for one of those acute care hospital cases, Fort Payne Hospital Corporation et al. v. McKesson Corp., CV-2021-900016, has been stayed as to the Company.
With respect to the third-party payors, for the six months ended September 30, 2024, the Company recorded a charge of $114 million within “Claims and litigation charges, net” in the Condensed Consolidated Statement of Operations to reflect the Company’s portion of the proposed settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net and U.S. Pharmaceutical, respectively. The corresponding liability was included within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet. The proposed settlement is subject to, among other things, court approval and sufficient participation by third-party payors. On September 3, 2024, the U.S. District Court for the Northern District of Ohio granted preliminary approval to the proposed settlement.
The Company’s estimated accrued liability for the opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a proposed settlement with a nationwide class of acute care hospitals and certain third-party payors, was as follows:

(In millions)	September 30, 2024	March 31, 2024
Current litigation liabilities (1)	$775	$665
Long-term litigation liabilities	5,617	6,113
Total litigation liabilities	$6,392	$6,778
(1)These amounts, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the six months ended September 30, 2024, the Company made payments totaling $500 million associated with the Settlement and the separate settlement agreements.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
II. Other Litigation and Claims
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California by True Health Chiropractic Inc., alleging that McKesson sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991 (“TCPA”), as amended by the Junk Fax Protection Act of 2005 (“JFPA”), True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG). The plaintiffs seek statutory damages from $500 to $1,500 per violation plus injunctive relief. True Health Chiropractic later amended its complaint, adding McLaughlin Chiropractic Associates as an additional named plaintiff and McKesson Technologies Inc. as a defendant. Both plaintiffs alleged that defendants violated the TCPA by sending faxes that did not contain notices regarding how to opt out of receiving the faxes. On August 13, 2019, the court granted plaintiffs’ renewed motion for class certification. After class notice and the opt-out period, 9,490 fax numbers remain in the class, representing 48,769 faxes received. On October 8, 2021, the court de-certified the class citing the plaintiffs lacked class-wide proof identifying the manner of receipt, thus leaving two named plaintiffs remaining in the case. On April 27, 2022, the Court found that the named plaintiffs had failed to meet their burden to show defendants willfully or knowingly violated the TCPA and therefore were not entitled to treble damages. The Court found McKesson liable for statutory damages in the amount of $6,500. The Company appealed the finding of liability and the plaintiffs cross-appealed the denial of class certification and the ruling denying treble damages. On October 25, 2023, the U.S. Court of Appeals for the Ninth Circuit affirmed the decision of the district court. On October 4, 2024, the Supreme Court of the United States granted plaintiffs’ petition for certiorari on the issue of whether the Hobbs Act required the district court to accept the FCC’s legal interpretation of the TCPA in determining whether to certify the class.
On June 17, 2014, U.S. Oncology Specialty, LP (“USOS”) was served with a fifth amended qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator alleging that USOS, among others, solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the federal False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Hanks v. Amgen, Inc., et al., CV-08-03096 (SJ). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On September 17, 2018, the court granted USOS’s motion to dismiss. Following the relator’s appeal, the United States Court of Appeals for the Second Circuit vacated the district court’s order and remanded the suit to the district court, directing it to consider the question of whether the suit should be dismissed for lack of jurisdiction. The district court granted the relator leave to amend the complaint for a seventh time. The relator filed the seventh amended complaint on November 30, 2020. On September 18, 2024, the district court dismissed the False Claims Act claim for lack of subject matter jurisdiction.
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the United States, 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The United States and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. The relator filed the second amended complaint on June 7, 2022, which was dismissed by the district court on March 28, 2023. On March 12, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of claims under the Anti-Kickback Statute and federal False Claims Act, vacated the dismissal of the remaining claims, and remanded for further proceedings. On June 7, 2024, the relator filed a petition seeking review by the U.S. Supreme Court, which was denied on October 7, 2024.
On October 17, 2024, the Company was served with a qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator alleging that, from 2010 through at least 2012, the Company submitted false certifications to the government in support of Horizon Clinicals, an Electronic Health Record product. United States ex rel. James Thompson v. McKesson Corporation, No. 16-CV-2891. The United States has declined to intervene in the case. The complaint seeks relief under the False Claims Act including damages, treble damages, civil penalties, attorney fees, and costs of suit.

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
In July 2024, the United States Department of Justice served a Civil Investigative Demand issued pursuant to the False Claims Act on the Company seeking documents and information related to administration of copay coupon programs associated with certain Sun Pharmaceutical Industries Inc. drugs.
V. Antitrust Settlement
During the second fiscal quarter of 2025, the Company received proceeds of $63 million related to its share of two antitrust settlements. The lawsuits were filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company was not a named party to either litigation but was a member of the representative classes of those who purchased directly from the pharmaceutical manufacturer. The Company recognized a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the second quarter of fiscal 2025 related to the settlements.
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
During the three months ended September 30, 2024, the Company repurchased 2.9 million shares of common stock for $1.5 billion through open market transactions at an average price per share of $533.46, of which $22 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September 2024 and settled in early October 2024. During the three months ended June 30, 2024, the Company repurchased 1.0 million shares of common stock for $528 million through open market transactions at an average price per share of $548.20.
During the three months ended September 30, 2023, the Company repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39, of which $23 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September 2023 and settled in early October 2023. During the three months ended June 30, 2023, the Company repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14.
Effective January 1, 2023, the Company’s repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock. Excise taxes of $15 million and $8 million were incurred and accrued for shares repurchased during the three months ended September 30, 2024 and 2023, respectively. Excise taxes of $16 million and $12 million were incurred and accrued for shares repurchased during the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and March 31, 2024, the amounts accrued for excise taxes were $41 million and $25 million, respectively, within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.
In July 2024, the Board approved an increase of $4.0 billion in the authorization for the repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at September 30, 2024 was $8.6 billion.
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended September 30, 2024 and 2023 was as follows:

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2024	$(892)	$(7)	$3	$(17)	$(913)
Other comprehensive income (loss) before reclassifications	49	(15)	(9)	(1)	24
Amounts reclassified to earnings and other	—	—	—	(1)	(1)
Other comprehensive income (loss)	49	(15)	(9)	(2)	23
Less: amounts attributable to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) attributable to McKesson	49	(15)	(9)	(2)	23
Balance, September 30, 2024	$(843)	$(22)	$(6)	$(19)	$(890)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2024 include losses of $20 million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $5 million.
(3)Amounts recorded for the three months ended September 30, 2024 include losses of $14 million related to cash flow and other hedges from cross-currency swaps and gains of $2 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax benefit of $3 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2023	$(780)	$(29)	$(29)	$(10)	$(848)
Other comprehensive income (loss) before reclassifications	(84)	20	25	1	(38)
Amounts reclassified to earnings and other	—	—	—	(1)	(1)
Other comprehensive income (loss)	(84)	20	25	—	(39)
Less: amounts attributable to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) attributable to McKesson	(84)	20	25	—	(39)
Balance, September 30, 2023	$(864)	$(9)	$(4)	$(10)	$(887)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2023 include gains of $27 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $7 million.
(3)Amounts recorded for the three months ended September 30, 2023 include gains of $33 million related to cash flow and other hedges from cross-currency swaps, which are net of income tax expense of $8 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the six months ended September 30, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(856)	$(12)	$3	$(16)	$(881)
Other comprehensive income (loss) before reclassifications	13	(10)	(9)	(2)	(8)
Amounts reclassified to earnings and other	—	—	—	(1)	(1)
Other comprehensive income (loss)	13	(10)	(9)	(3)	(9)
Less: amounts attributable to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) attributable to McKesson	13	(10)	(9)	(3)	(9)
Balance, September 30, 2024	$(843)	$(22)	$(6)	$(19)	$(890)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the six months ended September 30, 2024 include losses of $13 million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $3 million.
(3)Amounts recorded for the six months ended September 30, 2024 include losses of $14 million related to cash flow and other hedges from cross-currency swaps and gains of $2 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax benefit of $3 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(847)	$(14)	$(36)	$(8)	$(905)
Other comprehensive income (loss) before reclassifications	(17)	5	32	(1)	19
Amounts reclassified to earnings and other	—	—	—	(1)	(1)
Other comprehensive income (loss)	(17)	5	32	(2)	18
Less: amounts attributable to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) attributable to McKesson	(17)	5	32	(2)	18
Balance, September 30, 2023	$(864)	$(9)	$(4)	$(10)	$(887)
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
(3)Amounts recorded for the six months ended September 30, 2023 include gains of $27 million related to cash flow and other hedges from cross-currency swaps and gains of $16 million related to cash flow hedges from fixed interest rate swaps. These amounts are net of income tax expense of $11 million.
12.    Segments of Business
The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, RxTS, Medical-Surgical Solutions, and International. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments and operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes. Assets by operating segment are not reviewed by management for the purpose of assessing performance or allocating resources.
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
The International segment includes the Company’s operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and include Rexall Health retail pharmacies. The Company’s Norwegian operations provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies. In the second quarter of fiscal 2025, the Company entered into an agreement to sell the Canadian retail disposal group. Refer to Financial Note 2, “Held for Sale,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2024	2023	2024	2023
Segment revenues (1)
U.S. Pharmaceutical	$85,726	$69,766	$157,441	$136,926
Prescription Technology Solutions	1,265	1,140	2,506	2,384
Medical-Surgical Solutions	2,948	2,834	5,584	5,445
International	3,709	3,475	7,400	6,943
Corporate	3	—	3	—
Total revenues	$93,651	$77,215	$172,934	$151,698

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$1,075	$593	$1,856	$1,420
Prescription Technology Solutions (4)	205	238	408	469
Medical-Surgical Solutions (5)	89	244	277	471
International (6)	(508)	66	(418)	123
Subtotal	861	1,141	2,123	2,483
Corporate expenses, net (7)	(249)	(164)	(352)	(368)
Interest expense	(78)	(61)	(153)	(108)
Income before income taxes	$534	$916	$1,618	$2,007
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, less than 40% of the RxTS segment’s total revenues, less than 1% of the Medical-Surgical Solutions segment’s total revenues, and less than 1% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S. Corporate reflects revenues from services derived in the U.S. related to certain technology operations and were not material for the three and six months ended September 30, 2024.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•a credit of $203 million for the three and six months ended September 30, 2024 due to the Company’s reassessment of its initial fiscal 2024 estimates of the previously reserved $725 million prepetition balance owed by the Company’s customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in October 2023. The Company recognized a provision for bad debts of $210 million for the three and six months ended September 30, 2023, which represented the uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. The amounts described above were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations. Rite Aid's restructuring plan was approved by the court and the company successfully emerged from bankruptcy in August, 2024;
•cash receipts for the Company’s share of antitrust legal settlements of $63 million and $79 million for the three months ended September 30, 2024 and 2023, respectively, and $153 million and $197 million for the six months ended September 30, 2024 and 2023, respectively. These gains were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•a credit of $2 million and a charge of $55 million related to the last-in, first-out method of accounting for inventories for the three months ended September 30, 2024 and 2023, respectively, and a credit of $4 million and a charge of $87 million for the six months ended September 30, 2024 and 2023, respectively. These amounts were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•restructuring charges of $64 million for the three and six months ended September 30, 2024 for restructuring initiatives that commenced in the second quarter of fiscal 2025 as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•a charge of $57 million for the six months ended September 30, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 10, “Commitments and Contingent Liabilities;" and

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
•a loss of $43 million for the six months ended September 30, 2024 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statement of Operations.
(4)The Company’s RxTS segment’s operating profit for the three and six months ended September 30, 2023 includes gains of $48 million and $76 million, respectively, resulting from fair value adjustments of the Company’s contingent consideration liability related to the acquisition of Rx Savings Solutions, LLC completed in November 2022.
(5)The Company’s Medical-Surgical Solutions segment’s operating profit for the three and six months ended September 30, 2024 includes restructuring charges of $144 million for restructuring initiatives that commenced in the second quarter of fiscal 2025 as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(6)The Company’s International segment’s operating profit (loss) for the three and six months ended September 30, 2024 includes a charge of $593 million to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Held for Sale.”
(7)Corporate expenses, net includes the following:
•a charge of $50 million for the three and six months ended September 30, 2024 related to the effect of accumulated other comprehensive loss components from the Canadian retail disposal group, as discussed in Financial Note 2, “Held for Sale;”
•a net gain of $95 million for the six months ended September 30, 2024 related to the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 9, “Fair Value Measurements;”
•a net charge of $51 million for the six months ended September 30, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 10, “Commitments and Contingent Liabilities;" and
•restructuring charges of $46 million for the six months ended September 30, 2023 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”

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
We report our financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, as well as the results of certain investments and operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes.

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
•Prescription Technology Solutions is a reportable segment that combines automation and our ability to navigate the healthcare ecosystem to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies to address patients’ medication access, affordability, and adherence challenges. RxTS also offers prescription price transparency, benefit insight, and dispensing support services, as well as third-party logistics and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
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
•International is a reportable segment that includes our operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and include Rexall Health retail pharmacies. Our Norwegian operations provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies. In the second quarter of fiscal 2025, we entered into an agreement to sell our Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”). These divestitures are further described in the “Canadian Divestiture Activities” section below.
Canadian Divestiture Activities
On September 5, 2024, we announced an agreement to sell our Canadian retail disposal group. The adjusted purchase price is approximately $148 million. We recorded a charge of $643 million for the three and six months ended September 30, 2024 in total operating expenses to remeasure the Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment includes a $15 million loss related to the accumulated other comprehensive loss balances associated with the disposal group. The transaction is anticipated to close in the second half of fiscal 2025, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals, as applicable.
As of September 30, 2024, we had $631 million of assets and $371 million of liabilities classified as “Assets held for sale” and “Liabilities held for sale,” respectively, in the Condensed Consolidated Balance Sheet related to the Canadian retail disposal group. Refer to Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and six months ended September 30, 2024:
•For the three months ended September 30, 2024 compared to the prior year period, revenues increased by 21%, gross profit increased by 6%, total operating expenses increased by 26%, and other income, net increased by $8 million;
•For the six months ended September 30, 2024 compared to the prior year period, revenues increased by 14%, gross profit increased by 5%, total operating expenses increased by 19%, and other income, net increased by $100 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation decreased to $1.87 from $4.92 for the three months ended September 30, 2024 and decreased to $8.89 from $11.95 for the six months ended September 30, 2024 compared to the respective prior year periods;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•In the second quarter of fiscal 2025, we onboarded a new strategic partner within our U.S. Pharmaceutical segment;
•Total operating expenses for the three and six months ended September 30, 2024 includes fair value remeasurement charges of $643 million related to our Canadian retail disposal group;
•For the three and six months ended September 30, 2024, we recorded a restructuring charge of $227 million related to an enterprise-wide initiative to drive operational efficiencies as further described in the “Restructuring Initiatives” section of “Overview of Consolidated Results” below;
•For the six months ended September 30, 2024, we recognized a net discrete tax benefit of $150 million, including $58 million related to an election to change the tax status of a foreign affiliate;
•For the six months ended September 30, 2024, we recorded a net charge of $108 million related to our estimated liability for opioid-related claims, as further described in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties” below;
•For the six months ended September 30, 2024, we recognized a net gain of $100 million related to a recapitalization event of one of our investments in equity securities which resulted in an increase to the carrying value of this investment;
•For the three and six months ended September 30, 2024, we received $63 million and $153 million, respectively, related to our share of antitrust legal settlements. These amounts were recorded as a gain within “Cost of sales” in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment;
•On September 10, 2024, we completed a public offering of 4.25% Notes due September 15, 2029 (the “2029 Notes”) in a principal amount of $500 million. Proceeds received from this note issuance, net of discounts and offering expenses were approximately $496 million;
•During the three months ended September 30, 2024, we utilized the net proceeds from the issuance of the 2029 Notes, along with cash on hand, to redeem our $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 (the “2026 Notes”) prior to maturity;
•During the six months ended September 30, 2024, we returned $2.2 billion of cash to shareholders through $2.0 billion of common stock repurchases in open market transactions and $162 million of dividend payments. In July 2024, our Board of Directors (the “Board”) approved an increase of $4.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend to $0.71 from $0.62 per share of common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2024 was $8.6 billion; and
•On August 26, 2024, we announced a definitive agreement to acquire a 70% controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), an internal business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC, for approximately $2.49 billion cash, subject to certain customary adjustments. Following the completion of the transaction, Core Ventures will be part of the Oncology platform, and financial results will be reported within our U.S. Pharmaceutical segment. The transaction is subject to customary closing conditions, including required regulatory clearance. On November 6, 2024, we received a request for additional information and documentary materials from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of our proposed acquisition of Core Ventures. We will respond promptly and continue to work cooperatively with the FTC staff in connection with its review of the transaction.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends and Uncertainties:
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 10, “Commitments and Contingent Liabilities,” to the condensed consolidated financial statements accompanying this Quarterly Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. The plaintiffs in these actions have included state attorneys general, county and municipal governments, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. We believe we have valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and we intend to mount a vigorous defense. Other than as to the settlements described in Financial Note 10, we have not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
The Company and two other national distributors have reached proposed settlements with representatives of nationwide groups of acute care hospitals and certain third-party payors.
During the three months ended September 30, 2024, we made payments totaling $500 million associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes. Our total estimated liability for opioid-related claims was $6.4 billion as of September 30, 2024, of which $775 million was included within “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
Rite Aid Bankruptcy Proceedings
In October 2023, our customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Consequently, we recorded a provision for bad debts totaling $725 million during the year ended March 31, 2024, of which $210 million was recorded in the second quarter of fiscal 2024 representing the uncollected trade accounts receivable balance from Rite Aid as of September 30, 2023.
Rite Aid's restructuring plan was approved by the court and the company successfully emerged from bankruptcy in August 2024. During the three and six months ended September 30, 2024, we reassessed our initial estimates made in conjunction with the previously reserved prepetition balances, including cash received during the period, resulting in a reversal of $203 million recorded within “Selling, distribution, general, and administrative expenses” in our Condensed Consolidated Statements of Operations and included in our U.S. Pharmaceutical segment. During the three and six months ended September 30, 2024, we released $237 million of allowance for doubtful accounts against trade accounts receivables, representing the write-off of uncollectible receivables related to the Rite Aid provision in the Condensed Consolidated Balance Sheet.
We believe the reserves maintained and expenses and credits recorded in fiscal 2025 and fiscal 2024 for Rite Aid trade accounts receivable are appropriate and consistent with our accounting policy and assessment of the information currently available. We evaluate our reserves periodically and as circumstances warrant which may result in changes to our reserves. For additional disclosure of our policy regarding allowances for credit losses, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2024 Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended September 30,				Six Months Ended September 30,
	2024	2023	Change		2024	2023	Change
Revenues	$93,651	$77,215	21%		$172,934	$151,698	14%
Gross profit	3,248	3,069	6		6,400	6,091	5
Gross profit margin	3.47%	3.97%	(50)	bp	3.70%	4.02%	(32)	bp
Total operating expenses	$(2,670)	$(2,118)	26%		$(4,793)	$(4,040)	19%
Total operating expenses as a percentage of revenues	2.85%	2.74%	11	bp	2.77%	2.66%	11	bp
Other income, net	$34	$26	31%		$164	$64	156%
Interest expense	(78)	(61)	28		(153)	(108)	42
Income before income taxes	534	916	(42)		1,618	2,007	(19)
Income tax expense	(247)	(213)	16		(371)	(307)	21
Reported income tax rate	46.3%	23.3%	2,300	bp	22.9%	15.3%	760	bp
Net income	287	703	(59)		1,247	1,700	(27)
Net income attributable to noncontrolling interests	(46)	(39)	18		(91)	(78)	17
Net income attributable to McKesson Corporation	$241	$664	(64)%		$1,156	$1,622	(29)%

Diluted earnings per common share attributable to McKesson Corporation	$1.87	$4.92	(62)%		$8.89	$11.95	(26)%

Weighted-average diluted common shares outstanding	129.3	134.8	(4)%		130.0	135.7	(4)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
Revenues
Revenues increased for the three and six months ended September 30, 2024 compared to the same prior year periods, primarily due to market growth in our U.S. Pharmaceutical segment, including higher volumes largely from retail national account customers and growth in specialty pharmaceuticals. Market growth includes growing drug utilization and newly launched products, partially offset by price deflation associated with branded to generic drug conversion. This revenue growth was also favorably impacted by higher pharmaceutical distribution volumes in our International segment.
Gross Profit
Gross profit increased for the three and six months ended September 30, 2024 compared to the same prior year periods primarily in our U.S. Pharmaceutical segment driven by growth of specialty pharmaceuticals and in our International segment driven by higher volumes.
We recognized gains of $63 million and $79 million for the three months ended September 30, 2024 and 2023, respectively, and $153 million and $197 million for the six months ended September 30, 2024 and 2023, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Gross profit for the three and six months ended September 30, 2024 was impacted by restructuring charges of $63 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report. We recorded this amount related to impairment of inventories within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
A last-in, first out (“LIFO”) credit of $2 million and a charge of $55 million were recognized during the three months ended September 30, 2024 and 2023, respectively, and a credit of $4 million and a charge of $87 million were recognized during the six months ended September 30, 2024 and 2023, respectively, primarily due to lower expected brand inflation in the current fiscal year.
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
Total Operating Expenses
A summary of the components of our total operating expenses for the three and six months ended September 30, 2024 and 2023 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): SDG&A consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, provision for bad debts and related recoveries, remeasurement charges to fair value less costs to sell, and other general charges.
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

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Selling, distribution, general, and administrative expenses	$2,503	$2,092	20%		$4,504	$3,962	14%
Claims and litigation charges, net	(4)	(2)	100		108	(2)	—
Restructuring, impairment, and related charges, net	171	28	511		181	80	126
Total operating expenses	$2,670	$2,118	26%		$4,793	$4,040	19%
Percent of revenues	2.85%	2.74%	11	bp	2.77%	2.66%	11	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
For the three and six months ended September 30, 2024, total operating expenses and total operating expenses as a percentage of revenues increased compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and six months ended September 30, 2024 includes charges of $643 million to remeasure our Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment includes a $15 million loss related to the accumulated other comprehensive loss balances associated with this disposal. Of the total charges recorded during the period, $593 million are included within our International segment and $50 million are included within Corporate expenses, net;
•SDG&A for the three and six months ended September 30, 2024 includes a credit of $203 million, and for the three and six months ended September 30, 2023 includes a provision for bad debts of $210 million, related to the bankruptcy of Rite Aid in October 2023. Refer to the Rite Aid Bankruptcy Proceedings section of “Trends and Uncertainties for additional information;”
•SDG&A increased compared to the same prior year periods due to increased operating expenses to support higher volumes and gains of $48 million and $76 million recognized in the three and six months ended September 30, 2023, respectively, resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition;
•Claims and litigation charges, net primarily consists of a charge of $108 million related to our estimated liability for opioid-related claims as previously discussed in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties;” and
•Restructuring, impairment, and related charges, net were $171 million and $28 million for the three months ended September 30, 2024 and 2023, respectively, and $181 million and $80 million for the six months ended September 30, 2024 and 2023, respectively, as discussed below under “Restructuring Initiatives.”
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2025 and fiscal 2024 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three and six months ended September 30, 2024 and 2023. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $171 million and $28 million for the three months ended September 30, 2024 and 2023, respectively, and $181 million and $80 million for the six months ended September 30, 2024 and 2023, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which are intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives will also include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions, and U.S. Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three and six months ended September 30, 2024, we recorded charges of $227 million related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments and a $63 million related to inventory impairments recorded within “Cost of sales” in the Condensed Consolidated Statements of Operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions, primarily consisting of employee severance and other employee-related costs within our RxTS segment, and the exit or downsizing of certain facilities. For the three and six months ended September 30, 2023, we recorded charges of $3 million and $39 million related to this program, respectively, which primarily included real estate and other related asset impairments and facility costs within Corporate. This restructuring program was substantially complete in fiscal 2024.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net increased for the three and six months ended September 30, 2024 compared to the same prior year periods primarily due to a favorable impact from interest income. Other income, net for the six months ended September 30, 2024 includes a net gain of $95 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, partially offset by a loss of $43 million related to one of our equity method investments.
Interest Expense
Interest expense increased for the three and six months ended September 30, 2024 compared to the same prior year periods primarily due to increased average balances of the Company’s loan portfolio throughout the first half of the year. Interest expense for the six months ended September 30, 2024 was unfavorably impacted by a prior year gain on debt extinguishment of $9 million. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees. Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Income Tax Expense
For the three months ended September 30, 2024 and 2023, we recorded income tax expense of $247 million and $213 million, respectively. For the six months ended September 30, 2024 and 2023, we recorded income tax expense of $371 million and $307 million, respectively. Our reported income tax rates were 46.3% and 23.3% for the three months ended September 30, 2024 and 2023, respectively, and 22.9% and 15.3% for the six months ended September 30, 2024 and 2023, respectively.
Fluctuations in our reported income tax rates are primarily due to non-cash charges related to the remeasurement of our Canadian retail disposal group held for sale to fair value less costs to sell, changes in our business mix of earnings between various taxing jurisdictions and discrete tax items recognized in the quarters.

During the three months ended September 30, 2024, we sold certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction whereas the recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result, a discrete tax benefit of $44 million was recognized in the second quarter of fiscal 2025. During the three and six months ended September 30, 2024, we recorded non-cash pre-tax charges of $643 million primarily to remeasure our Canadian retail disposal group to fair value less costs to sell, as described in Financial Note 2, “Held for Sale.” Our reported income tax rates for the three and six months ended September 30, 2024 were unfavorably impacted by these charges as no net tax benefit was recognized for these charges.
For the six months ended September 30, 2024, we recognized discrete tax benefits of $58 million related to an election to change the tax status of a foreign affiliate, $38 million related to the tax impact of share-based compensation, and $47 million related to the reduction in unrecognized tax benefits due to a change in case law, partially offset by a discrete tax expense of $37 million related to interest expense accrued on unrecognized tax benefits.
We recognized a net discrete tax benefit of $147 million in the six months ended September 30, 2023 primarily related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended September 30, 2024 and 2023 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC. The increase in net income attributable to noncontrolling interests was primarily driven by higher volumes in our ClarusONE joint venture.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $241 million and $664 million for the three months ended September 30, 2024 and 2023, respectively, and $1.2 billion and $1.6 billion for the six months ended September 30, 2024 and 2023, respectively. Diluted earnings per common share attributable to McKesson Corporation was $1.87 and $4.92 for the three months ended September 30, 2024 and 2023, respectively, and $8.89 and $11.95 for the six months ended September 30, 2024 and 2023, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 129.3 million and 134.8 million for the three months ended September 30, 2024 and 2023, respectively, and 130.0 million and 135.7 million for the six months ended September 30, 2024 and 2023, respectively. Weighted-average diluted shares outstanding for the three and six months ended September 30, 2024 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Segment revenues
U.S. Pharmaceutical	$85,726	$69,766	23%	$157,441	$136,926	15%
Prescription Technology Solutions	1,265	1,140	11	2,506	2,384	5
Medical-Surgical Solutions	2,948	2,834	4	5,584	5,445	3
International	3,709	3,475	7	7,400	6,943	7
Corporate	3	—	—	3	—	—
Total revenues	$93,651	$77,215	21%	$172,934	$151,698	14%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
U.S. Pharmaceutical
Three Months Ended September 30, 2024 vs. 2023
U.S. Pharmaceutical revenues for the three months ended September 30, 2024 increased $16 billion or 23% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $14.2 billion and sales to specialty practices and other increased $1.8 billion. Overall, these increases were primarily due to higher volumes from retail national account customers and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions.
Six Months Ended September 30, 2024 vs. 2023
U.S. Pharmaceutical revenues for the six months ended September 30, 2024 increased $20.5 billion or 15% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $17.1 billion and sales to specialty practices and other increased $3.4 billion. Overall, these increases were primarily due to higher volumes from retail national account customers and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended September 30, 2024 vs. 2023
RxTS revenues for the three months ended September 30, 2024 increased $125 million or 11% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology service revenues.
Six Months Ended September 30, 2024 vs. 2023
RxTS revenues for the six months ended September 30, 2024 increased $122 million or 5% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology service revenues.
Medical-Surgical Solutions
Three Months Ended September 30, 2024 vs. 2023
Medical-Surgical Solutions revenues for the three months ended September 30, 2024 increased $114 million or 4% compared to the same prior year period. Within the segment, sales to primary care customers increased $106 million and sales to extended care customers increased $17 million, driven by underlying business growth. These increases were partially offset by Other sales which declined $9 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2024 vs. 2023
Medical-Surgical Solutions revenues for the six months ended September 30, 2024 increased $139 million or 3% compared to the same prior year period. Within the segment, sales to primary care customers increased $159 million and sales to our extended care customers increased $2 million, driven by underlying business growth. These increases were partially offset by Other sales which declined $22 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
Three Months Ended September 30, 2024 vs. 2023
International revenues for the three months ended September 30, 2024 increased $234 million or 7% compared to the same prior year period. Within the segment, sales in Canada increased by $272 million primarily driven by higher pharmaceutical distribution volumes and sales in Norway increased by $26 million primarily driven by growth in retail pharmacy. These increases were partially offset by unfavorable effects of foreign currency exchange fluctuations of $64 million.
Six Months Ended September 30, 2024 vs. 2023
International revenues for the six months ended September 30, 2024 increased $457 million or 7% compared to the same prior year period. Within the segment, sales in Canada increased by $520 million primarily driven by higher pharmaceutical distribution volumes and sales in Norway increased by $66 million primarily driven by growth in retail pharmacy. These increases were partially offset by unfavorable effects of foreign currency exchange fluctuations of $129 million.
Corporate
Three Months Ended September 30, 2024 vs. 2023
Corporate reflects revenues from services derived in the U.S. related to certain technology operations. The increase compared to the prior year was immaterial.
Six Months Ended September 30, 2024 vs. 2023
Corporate reflects revenues from services derived in the U.S. related to certain technology operations. The increase compared to the prior year was immaterial.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$1,075	$593	81%		$1,856	$1,420	31%
Prescription Technology Solutions (3)	205	238	(14)		408	469	(13)
Medical-Surgical Solutions(4)	89	244	(64)		277	471	(41)
International (5)	(508)	66	(870)		(418)	123	(440)
Subtotal	861	1,141	(25)		2,123	2,483	(14)
Corporate expenses, net (6)	(249)	(164)	52		(352)	(368)	(4)
Interest expense	(78)	(61)	28		(153)	(108)	42
Income before income taxes	$534	$916	(42)%		$1,618	$2,007	(19)%

Segment operating profit margin
U.S. Pharmaceutical	1.25%	0.85%	40	bp	1.18%	1.04%	14	bp
Prescription Technology Solutions	16.21	20.88	(467)		16.28	19.67	(339)
Medical-Surgical Solutions	3.02	8.61	(559)		4.96	8.65	(369)
International	(13.70)	1.90	(1,560)		(5.65)	1.77	(742)
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•a credit of $203 million for the three and six months ended September 30, 2024 due to the reassessment of our initial estimates made in conjunction with the previously reserved prepetition balances owed by Rite Aid. We recognized a provision for bad debts of $210 million for the three and six months ended September 30, 2023, which represented the uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid as discussed in the “Trends and Uncertainties” section;
•cash receipts for our share of antitrust legal settlements of $63 million and $79 million for the three months ended September 30, 2024 and 2023, respectively, and $153 million and $197 million for the six months ended September 30, 2024 and 2023, respectively;
•a credit of $2 million and a charge of $55 million related to the LIFO method of accounting for inventories for the three months ended September 30, 2024 and 2023, respectively and a credit of $4 million and a charge of $87 million for the six months ended September 30, 2024 and 2023, respectively;
•restructuring charges of $64 million for the three and six months ended September 30, 2024 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•a charge of $57 million for the six months ended September 30, 2024 related to our estimated liability for opioid-related claims as discussed previously in the “Trends and Uncertainties” section; and
•a loss of $43 million for the six months ended September 30, 2024 related to one of the Company’s equity method investments.
(3)Operating profit for our RxTS segment for the three and six months ended September 30, 2023 includes gains of $48 million and $76 million, respectively, resulting from fair value adjustments of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition completed in November 2022.
(4)Operating profit for our Medical-Surgical Solutions segment for the three and six months ended September 30, 2024 includes restructuring charges of $144 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(5)Operating profit (loss) for our International segment includes a charge of $593 million for the three and six months ended September 30, 2024 to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
(6)Corporate expenses, net includes the following:
•a charge of $50 million for the three and six months ended September 30, 2024 related to the effect of accumulated other comprehensive loss components from our Canadian retail disposal group, as discussed in Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a net gain of $95 million for the six months ended September 30, 2024 related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 9, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a net charge of $51 million for the six months ended September 30, 2024 related to our estimated liability for opioid-related claims as discussed previously in the “Trends and Uncertainties” section; and
•a restructuring charge of $46 million for the six months ended September 30, 2023 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
U.S. Pharmaceutical
Three Months Ended September 30, 2024 vs. 2023
Operating profit for this segment increased for the three months ended September 30, 2024 compared to the same prior year period primarily due to a prior year provision for bad debts of $210 million and a fiscal 2025 credit of $203 million related to the reassessment of our initial estimates made in conjunction with the previously reserved prepetition balances owed by Rite Aid, and growth in specialty pharmaceuticals, partially offset by an increase in operating expenses to support higher volumes, and a decrease from net cash proceeds received representing our share of antitrust legal settlements.
Six Months Ended September 30, 2024 vs. 2023
Operating profit for this segment increased for the six months ended September 30, 2024 compared to the same prior year period primarily due to a prior year provision for bad debts of $210 million and a fiscal 2025 credit of $203 million related to the reassessment of our initial estimates made in conjunction with the previously reserved prepetition balances owed by Rite Aid, and growth in specialty pharmaceuticals, offset by an increase in operating expenses to support higher volumes, a charge of $57 million related to our estimated liability for opioid-related claims, a loss related to one of our equity method investments, and a decrease from net cash proceeds received representing our share of antitrust legal settlements.
Prescription Technology Solutions
Three Months Ended September 30, 2024 vs. 2023
Operating profit for this segment decreased for the three months ended September 30, 2024 compared to the same prior year period driven by the gain of $48 million recognized in the prior year resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition, and higher operating expenses, partially offset by contributions from technology services.
Six Months Ended September 30, 2024 vs. 2023
Operating profit for this segment decreased for the six months ended September 30, 2024 compared to the same prior year period driven by the gain of $76 million recognized in the prior year resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition, and higher operating expenses, partially offset by contributions from technology services.
Medical-Surgical Solutions
Three Months Ended September 30, 2024 vs. 2023
Operating profit for this segment decreased for the three months ended September 30, 2024 compared to the same prior year period primarily due to higher restructuring charges recorded in fiscal 2025.
Six Months Ended September 30, 2024 vs. 2023
Operating profit for this segment decreased for the six months ended September 30, 2024 compared to the same prior year period due to higher restructuring charges recorded in fiscal 2025, a decline in our core primary care business, and a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
International
Three Months Ended September 30, 2024 vs. 2023
Operating (loss) for this segment for the three months ended September 30, 2024 compared to an operating profit for the same prior year period was largely due to remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Six Months Ended September 30, 2024 vs. 2023
Operating (loss) for this segment for the six months ended September 30, 2024 compared to an operating profit for the same prior year period was largely due to remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report, partially offset by higher pharmaceutical distribution volumes across the segment.
Corporate Expenses, Net
Three Months Ended September 30, 2024 vs. 2023
Corporate expenses, net increased for the three months ended September 30, 2024 compared to the same prior year period primarily due to remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report, and higher restructuring charges recorded in the second quarter of fiscal 2025 compared to the same prior year period.
Six Months Ended September 30, 2024 vs. 2023
Corporate expenses, net decreased for the six months ended September 30, 2024 compared to the same prior year period primarily due to a net gain of $95 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry and lower restructuring charges recorded in the first half of fiscal 2025 compared to the same prior year period, partially offset by remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Held for Sale,” to the accompanying condensed consolidated financial statements included in this Quarterly Report, and a net charge of $51 million related to our estimated liability for opioid-related claims.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At September 30, 2024, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Six Months Ended September 30,
(Dollars in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$720	$(87)	$807
Investing activities	(373)	(315)	(58)
Financing activities	(2,408)	(1,752)	(656)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	(1)	2
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale	(14)	—	(14)
Net change in cash, cash equivalents, and restricted cash	$(2,074)	$(2,155)	$81

Operating Activities
Operating activities provided cash of $720 million and used cash of $87 million during the six months ended September 30, 2024 and 2023, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the six months ended September 30, 2024 were affected by net income of $1.2 billion, adjusted for non-cash items, including charges of $643 million to remeasure the assets and liabilities of our Canadian retail disposal group to fair value less cost to sell, as well as increases in accounts payable of $6.2 billion, receivables of $3.5 billion, and inventories of $3.3 billion, all primarily driven by higher revenues and timing. Our litigation liabilities decreased by $386 million due to payments made in the second quarter of fiscal 2025 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, partially offset by an accrual in the first quarter of fiscal 2025 related to a proposed settlement with third party payors as discussed in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Operating activities for the six months ended September 30, 2023 were affected by net income of $1.7 billion, adjusted for non-cash items, as well as increases in drafts and accounts payable of $4.3 billion, receivables of $3.2 billion, and inventories of $2.3 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $529 million due to payments made during the second quarter of fiscal 2024 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes.
Investing Activities
Investing activities used cash of $373 million and $315 million during the six months ended September 30, 2024 and 2023, respectively. Investing activities for the six months ended September 30, 2024 and 2023 includes $385 million and $264 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the six months ended September 30, 2024 was also impacted by the receipt of proceeds of $92 million related to the sale of equity securities, as discussed in Financial Note 9, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities used cash of $2.4 billion and $1.8 billion during the six months ended September 30, 2024 and 2023, respectively. On September 10, 2024, we completed a public offering of 4.25% Notes due September 15, 2029 in a principal amount of $500 million. Proceeds received from this note issuance, net of discounts and offering expenses, were approximately $496 million. We utilized the net proceeds from this note issuance along with cash on hand to redeem our $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the settlement date.
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
On June 16, 2023, we completed a cash tender offer for any and all of our then outstanding 2024 Notes with a principal amount of $918 million, which was made concurrently with the June 15, 2023 notes offering described above. Using a portion of the proceeds from the June 15, 2023 notes offering, we paid an aggregate consideration of $268 million to repurchase $271 million principal amount of the 2024 Notes. Following the consummation of this tender offer, on June 16, 2023, we irrevocably deposited U.S. government obligations with the trustee under the indenture governing the 2024 Notes sufficient to fund the payment of accrued and unpaid interest of the remaining $647 million principal amount of the 2024 Notes as it became due, and of the principal amount of those 2024 Notes on their March 15, 2024 maturity date.
Financing activities for the six months ended September 30, 2024 and 2023 includes $2.0 billion and $1.5 billion of cash paid for share repurchases, as well as $162 million and $149 million of cash paid for dividends, respectively. Financing activities also includes cash receipts and cash repayments each of $6.9 billion and $2.0 billion for the six months ended September 30, 2024 and 2023, respectively, related to short-term borrowings of commercial paper.
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
During the three months ended September 30, 2024, we repurchased 2.9 million shares of common stock for $1.5 billion through open market transactions at an average price per share of $533.46, of which $22 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September 2024 and settled in early October 2024. During the three months ended June 30, 2024, we repurchased 1.0 million shares of common stock for $528 million through open market transactions at an average price per share of $548.20.
During the three months ended September 30, 2023, we repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39, of which $23 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets for share repurchases that were executed in late September 2023 and settled in early October 2023. During the three months ended June 30, 2023, we repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $15 million and $8 million were incurred and accrued for shares repurchased during the three months ended September 30, 2024 and 2023, respectively. Excise taxes of $16 million and $12 million were incurred and accrued for shares repurchased during the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and March 31, 2024, the amounts accrued for excise taxes were $41 million and $25 million, respectively, within “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
In July 2024, the Board approved an increase of $4.0 billion in the authorization for the repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at September 30, 2024 was $8.6 billion.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2024	March 31, 2024
Cash, cash equivalents, and restricted cash	$2,511	$4,585
Working capital	(5,430)	(4,387)
Debt to capital ratio (1)	158.8%	124.0%
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
Our cash and cash equivalents balance as of September 30, 2024 and March 31, 2024 included approximately $1.7 billion and $1.6 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
Working capital primarily includes cash and cash equivalents, receivables, inventories, and prepaid expenses, net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, current portion of operating lease liabilities, and other accrued liabilities. Working capital also includes net assets and liabilities classified as held for sale which have increased in fiscal 2025 as a result of the expected divestiture of our Canadian retail disposal group. Our businesses require substantial investments in working capital that are susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital decreased at September 30, 2024 compared to March 31, 2024 primarily due to an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, and a decrease in cash and cash equivalents, partially offset by an increase in receivables, net and inventories, net, driven by higher sales and timing, an increase in net current assets held for sale related to our Canadian retail disposal group, and a decrease in other accrued liabilities.
Our debt to capital ratio increased for the six months ended September 30, 2024 due to share repurchases and dividend payments, partially offset by net income attributable to McKesson for fiscal 2025.

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
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.4 billion as of September 30, 2024 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of proposed acquisition or disposition transactions, financial trends, strategy, plans, assumptions, expectations, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2024 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three and six months ended September 30, 2024 and 2023.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended September 30, 2024:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1, 2024 – July 31, 2024	0.3	578.47	0.3	$9,928
August 1, 2024 – August 31, 2024	0.9	548.97	0.9	9,453
September 1, 2024 – September 30, 2024	1.7	509.96	1.7	8,574
Total	2.9		2.9
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $15 million of excise taxes incurred on share repurchases for the three months ended September 30, 2024. The remaining authorization outstanding for repurchases of common stock excludes $41 million of cumulative excise taxes incurred on share repurchases through September 30, 2024.
(3)In July 2024, the Board authorized the Company to repurchase up to an additional $4.0 billion shares of common stock, which has no expiration date.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 7, 2024, the Company entered into an amendment (the “Amendment”) to its Credit Agreement, dated November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (the “Existing Credit Agreement”, as amended by the Amendment, the “Amended Credit Agreement”).
The Amendment, among other things, (1) extends the maturity date of the revolving credit facility provided for in the Credit Agreement from November 7, 2028 to November 7, 2029, (2) changes the applicable benchmark with respect to Loans denominated in Canadian Dollars from CDOR to the Term CORRA and (3) reduces the SOFR Adjustment to 0% for Loans bearing interest by reference to SOFR with a one-month tenor. Capitalized terms used but not otherwise defined herein have the meanings ascribed thereto in the Amended Credit Agreement. A copy of the Amendment is attached as Exhibit 10.1 to this report and is incorporated herein by reference.
Pre-arranged Trading Plans
The following discussion includes trading arrangements adopted, modified, or terminated by our directors and officers during the three months ended September 30, 2024.
On August 17, 2024, Thomas Rodgers, our Executive Vice President and Chief Strategy and Business Development Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 4,080 shares of the Company’s common stock. The duration of the trading arrangement is until August 18, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Rodgers represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

McKESSON CORPORATION

On September 9, 2024, LeAnn Smith, our Executive Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 3,592 shares of the Company’s common stock. The duration of the trading arrangement is until September 9, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Ms. Smith represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified under “Incorporated by Reference” in the table below are on file with the SEC and are incorporated by reference as exhibits hereto.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.1	Officer’s Certificate, dated as of September 10, 2024, and related Form of 2029 Note.	8-K	1-13252	4.1	September 10, 2024

10.1†
First Amendment to Credit Agreement dated as of November 7, 2024, to the Credit Agreement dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.
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

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
		__	__	__	__

104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	__	__	__	__

†    Filed herewith.
††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	November 7, 2024	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	November 7, 2024	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller