Form 10-Q
period 2024-12-31
MCKESSON CORP
filed 2025-02-06
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 125,326,376 shares of the issuer’s common stock were outstanding as of January 31, 2025.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$95,294	$80,898	$268,228	$232,596
Cost of sales	(92,010)	(77,746)	(258,544)	(223,353)
Gross profit	3,284	3,152	9,684	9,243
Selling, distribution, general, and administrative expenses	(2,028)	(2,506)	(6,532)	(6,468)
Claims and litigation charges, net	—	—	(108)	2
Restructuring, impairment, and related charges, net	(32)	(4)	(213)	(84)
Total operating expenses	(2,060)	(2,510)	(6,853)	(6,550)
Operating income	1,224	642	2,831	2,693
Other income, net	69	34	233	98
Interest expense	(67)	(64)	(220)	(172)
Income before income taxes	1,226	612	2,844	2,619
Income tax benefit (expense)	(298)	18	(669)	(289)
Net income	928	630	2,175	2,330
Net income attributable to noncontrolling interests	(49)	(41)	(140)	(119)
Net income attributable to McKesson Corporation	$879	$589	$2,035	$2,211

Earnings per common share attributable to McKesson Corporation
Diluted	$6.95	$4.42	$15.80	$16.39
Basic	$6.98	$4.45	$15.88	$16.49

Weighted-average common shares outstanding
Diluted	126.6	133.3	128.8	134.9
Basic	126.0	132.5	128.2	134.0

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$928	$630	$2,175	$2,330

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(112)	72	(109)	60
Unrealized gain on cash flow and other hedges	11	5	2	37
Changes in retirement-related benefit plans	2	(2)	(1)	(4)
Other comprehensive income (loss), net of tax	(99)	75	(108)	93

Comprehensive income	829	705	2,067	2,423
Comprehensive income attributable to noncontrolling interests	(49)	(41)	(140)	(119)
Comprehensive income attributable to McKesson Corporation	$780	$664	$1,927	$2,304

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2024	March 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,131	$4,583
Receivables, net	25,831	21,622
Inventories, net	23,837	21,139
Prepaid expenses and other	942	626
Total current assets	51,741	47,970
Property, plant, and equipment, net	2,397	2,316
Operating lease right-of-use assets	1,758	1,729
Goodwill	10,004	10,132
Intangible assets, net	1,509	2,110
Other non-current assets	3,672	3,186
Total assets	$71,081	$67,443

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$49,689	$47,097
Short-term borrowings	2,425	—
Current portion of long-term debt	1,165	50
Current portion of operating lease liabilities	256	295
Other accrued liabilities	5,027	4,915
Total current liabilities	58,562	52,357
Long-term debt	4,422	5,579
Long-term deferred tax liabilities	1,092	917
Long-term operating lease liabilities	1,489	1,466
Long-term litigation liabilities	5,617	6,113
Other non-current liabilities	2,603	2,610
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 279 and 278 shares issued at December 31, 2024 and March 31, 2024, respectively	3	3
Additional paid-in capital	8,291	8,048
Retained earnings	16,752	14,978
Accumulated other comprehensive loss	(989)	(881)
Treasury shares, at cost, 153 and 148 shares at December 31, 2024 and March 31, 2024, respectively	(27,141)	(24,119)
Total McKesson Corporation stockholders’ deficit	(3,084)	(1,971)
Noncontrolling interests	380	372
Total deficit	(2,704)	(1,599)
Total liabilities and deficit	$71,081	$67,443
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2024	279	$3	$8,221	$15,959	$(890)	(152)	$(26,310)	$375	$(2,642)
Issuance of shares under employee plans, net of forfeitures	—	—	19	—	—	—	(10)	—	9
Share-based compensation	—	—	53	—	—	—	—	—	53
Repurchase of common stock	—	—	—	—	—	(1)	(821)	—	(821)
Net income	—	—	—	879	—	—	—	49	928
Other comprehensive loss	—	—	—	—	(99)	—	—	—	(99)
Cash dividends declared, $0.71 per common share	—	—	—	(90)	—	—	—	—	(90)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Other	—	—	(2)	4	—	—	—	—	2
Balance, December 31, 2024	279	$3	$8,291	$16,752	$(989)	(153)	$(27,141)	$380	$(2,704)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2023	278	$3	$7,899	$13,761	$(887)	(145)	$(22,604)	$364	$(1,464)
Issuance of shares under employee plans, net of forfeitures	—	—	21	—	—	—	(2)	—	19
Share-based compensation	—	—	45	—	—	—	—	—	45
Repurchase of common stock	—	—	—	—	—	(2)	(868)	—	(868)
Net income	—	—	—	589	—	—	—	41	630
Other comprehensive income	—	—	—	—	75	—	—	—	75
Cash dividends declared, $0.62 per common share	—	—	—	(83)	—	—	—	—	(83)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Other	—	—	(3)	1	—	—	—	3	1
Balance, December 31, 2023	278	$3	$7,962	$14,268	$(812)	(147)	$(23,474)	$371	$(1,682)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2024	278	$3	$8,048	$14,978	$(881)	(148)	$(24,119)	$372	$(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	73	—	—	—	(144)	—	(71)
Share-based compensation	—	—	172	—	—	—	—	—	172
Repurchase of common stock	—	—	—	—	—	(5)	(2,878)	—	(2,878)
Net income	—	—	—	2,035	—	—	—	140	2,175
Other comprehensive loss	—	—	—	—	(108)	—	—	—	(108)
Cash dividends declared, $2.04 per common share	—	—	—	(263)	—	—	—	—	(263)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(132)	(132)
Other	—	—	(2)	2	—	—	—	—	—
Balance, December 31, 2024	279	$3	$8,291	$16,752	$(989)	(153)	$(27,141)	$380	$(2,704)

	Nine Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	75	—	—	—	(96)	—	(21)
Share-based compensation	—	—	136	—	—	—	—	—	136
Repurchase of common stock	—	—	—	—	—	(6)	(2,381)	—	(2,381)
Net income	—	—	—	2,211	—	—	—	119	2,330
Other comprehensive income	—	—	—	—	93	—	—	—	93
Cash dividends declared, $1.78 per common share	—	—	—	(240)	—	—	—	—	(240)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Other	—	—	4	2	—	—	—	(1)	5
Balance, December 31, 2023	278	$3	$7,962	$14,268	$(812)	(147)	$(23,474)	$371	$(1,682)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$2,175	$2,330
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	182	191
Amortization	303	284
Asset impairment charges	83	28
Deferred taxes	150	(552)
Charges associated with last-in, first-out inventory method	85	89
Non-cash operating lease expense	179	186
Loss (gain) from sales of businesses and investments	571	(17)
Provision for bad debts	(144)	780
Other non-cash items	211	137
Changes in assets and liabilities:
Receivables	(4,064)	(4,298)
Inventories	(3,134)	(2,384)
Drafts and accounts payable	2,677	4,163
Operating lease liabilities	(305)	(247)
Taxes	(288)	(40)
Litigation liabilities	(386)	(529)
Other	42	46
Net cash provided by (used in) operating activities	(1,663)	167

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(368)	(243)
Capitalized software expenditures	(213)	(175)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(3)	(6)
Proceeds from sales of businesses and investments, net	83	47
Other	(8)	(118)
Net cash used in investing activities	(509)	(495)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	11,395	4,770
Repayments of short-term borrowings	(8,970)	(4,552)
Proceeds from issuances of long-term debt	498	991
Repayments of long-term debt	(510)	(280)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	—	(647)
Common stock transactions:
Issuances	73	75
Share repurchases	(2,846)	(2,347)
Dividends paid	(254)	(232)
Other	(496)	(152)
Net cash used in financing activities	(1,110)	(2,374)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	6
Net decrease in cash, cash equivalents, and restricted cash	(3,303)	(2,696)
Cash, cash equivalents, and restricted cash at beginning of period	4,585	4,679
Cash, cash equivalents, and restricted cash at end of period	1,282	1,983
Less: Restricted cash at end of period included in Prepaid expenses and other	(151)	(1)
Cash and cash equivalents at end of period	$1,131	$1,982
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
The results of operations for the three and nine months ended December 31, 2024 and 2023 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the SEC on May 8, 2024 (the “2024 Annual Report”).
Recently Adopted Accounting Pronouncements
There were no accounting standards adopted during the nine months ended December 31, 2024 that had a material impact to the Company’s condensed consolidated financial statements or disclosures.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring, on an annual basis, consistent categories, and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update should be applied prospectively, although optional retrospective application is permitted. While this accounting standard will increase disclosures related to the Company’s income taxes, it will not have a material impact on the Company’s Consolidated Financial Statement results.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosures by requiring disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss as well as an amount and description of other segment items. ASU 2023-07 also requires interim disclosures of a reportable segment’s profit or loss and assets, disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt ASU 2023-07 in its fourth quarter of 2025 using a retrospective transition method. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statement results.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.
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
2.    Business Acquisitions and Divestitures
Canada Divestiture Activities
On December 30, 2024, the Company completed the sale of its Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”) for an adjusted purchase price consisting of a cash payment of $9 million, received at closing, and a note of $120 million, measured at fair value and accruing interest upon satisfaction of certain conditions, and payable to the Company at the end of six years. Within the International segment and as part of the transaction, the Company divested net assets of $741 million, including $125 million of intercompany trade accounts payable primarily related to purchases of inventories from McKesson Canada assumed by the buyer upon divestiture.
During the three and nine months ended December 31, 2024, the Company recorded net charges of $23 million and $666 million respectively, within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations, to remeasure the Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment for the nine months ended December 31, 2024 includes a $48 million loss related to the accumulated other comprehensive loss balances associated with the Canadian retail disposal group. The Company’s measurement of the fair value of the Canadian retail disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreements. Certain components of the total consideration included Level 3 fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
On February 4, 2025, the Company announced that it had entered into a definitive agreement to acquire a controlling interest in PRISM Vision Holdings (“PRISM Vision”), a leading provider of general ophthalmology and retina management services. The Company will purchase an 80% interest for approximately $850 million, subject to certain customary adjustments. PRISM Vision physicians will retain a 20% interest. Following the completion of the transaction, which is subject to customary closing conditions, including required regulatory clearance, the financial results of PRISM Vision will be reported within the Company’s U.S. Pharmaceutical segment.
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $32 million and $4 million for the three months ended December 31, 2024 and 2023, respectively, and $276 million and $84 million for the nine months ended December 31, 2024 and 2023, respectively. Of these charges $213 million was included in “Restructuring, impairment, and related charges, net” and $63 million was included in “Cost of sales” in the Condensed Consolidated Statement of Operations, for the nine months ended December 31, 2024, respectively.
Restructuring Initiatives
During the second quarter of fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model, which are intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives included cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions, and U.S. Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three and nine months ended December 31, 2024, the Company recorded charges of $18 million and $245 million, respectively related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments.
During the fourth quarter of fiscal 2023, the Company approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying its infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions, primarily consisting of employee severance and other employee-related costs within the RxTS segment, and the exit or downsizing of certain facilities. For the three and nine months ended December 31, 2023, the Company recorded charges of $2 million and $41 million related to this program, respectively, which primarily included real estate and other related asset impairments and facility costs within Corporate. This restructuring program was substantially complete in fiscal 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Restructuring, impairment, and related charges, net for the three months ended December 31, 2024 and 2023 consisted of the following:

	Three Months Ended December 31, 2024
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	International	Corporate	Total
Severance and employee-related costs, net	$1	$—	$(6)	$—	$—	$(5)
Exit and other-related costs (3)	—	—	19	1	10	30
Asset impairments and accelerated depreciation	1	—	6	—	—	7
Total	$2	$—	$19	$1	$10	$32
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s U.S. Pharmaceutical segment.
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
Restructuring, impairment, and related charges, net for the nine months ended December 31, 2024 and 2023 consisted of the following:

	Nine Months Ended December 31, 2024
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	International	Corporate	Total
Severance and employee-related costs, net	$2	$—	$138	$—	$3	$143
Exit and other-related costs (3)	—	3	25	—	22	50
Asset impairments and accelerated depreciation	65	2	6	1	9	83
Total	$67	$5	$169	$1	$34	$276

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
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the nine months ended December 31, 2024:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2024 (1)	$18	$5	$1	$10	$21	$55
Restructuring, impairment, and related charges, net	67	5	169	1	34	276
Non-cash charges	(65)	(2)	(6)	(1)	(9)	(83)
Cash payments	(4)	(4)	(51)	(2)	(18)	(79)
Other (2)	(1)	(2)	(2)	(6)	(1)	(12)
Balance, December 31, 2024 (3)	$15	$2	$111	$2	$27	$157
(1)As of March 31, 2024, the total reserve balance was $55 million, of which $24 million was recorded in “Other accrued liabilities” and $31 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)Other primarily includes cumulative translation adjustments as well as adjustments to Canadian retail disposal group reserves within International, and transfers to certain other liabilities for the remainder segments.
(3)As of December 31, 2024, the total reserve balance was $157 million, of which $129 million was recorded in “Other accrued liabilities” and $28 million was recorded in “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4.    Income Taxes
Income tax expense was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Income tax expense (benefit)	$298	$(18)	$669	$289
Reported income tax rate	24.3%	(2.9)%	23.5%	11.0%
Fluctuations in the Company’s reported income tax rates were primarily due to non-cash charges related to remeasuring the value of its Canadian retail disposal group to fair value less costs to sell, changes in the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters.
During the three and nine months ended December 31, 2024, the Company recorded non-cash pre-tax charges of $23 million and $666 million respectively, to remeasure the Canadian retail disposal group to fair value less costs to sell, as described in Financial Note 2, “Business Acquisitions and Divestitures”. The Company’s reported income tax rates for the three and nine months ended December 31, 2024 were unfavorably impacted by these charges given that no net tax benefit was recognized for these charges.
During the nine months ended December 31, 2024, the Company recognized discrete tax benefits of $44 million related to the sale of certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions, $58 million related to an election to change the tax status of a foreign affiliate, $41 million related to the tax impact of share-based compensation, and $47 million related to the reduction in unrecognized tax benefits due to a change in case law, partially offset by a discrete tax expense of $56 million related to interest expense accrued on unrecognized tax benefits.
During the three and nine months ended December 31, 2023, the Company recognized a net discrete tax benefit of $141 million, primarily related to the release of a valuation allowance based on management’s reassessment of its deferred tax assets that were more likely than not to be realized. During the nine months ended December 31, 2023, the Company recognized a net discrete tax benefit of $147 million related to the repatriation of certain intellectual property between McKesson’s wholly-owned legal entities based in different tax jurisdictions.
As of December 31, 2024, the Company had $1.4 billion of unrecognized tax benefits, of which $1.3 billion would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, the Company does not anticipate any material reduction in its unrecognized tax benefits based on the information currently available. However, this may change as the Company continues to have ongoing discussions with various taxing authorities throughout the year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal years 2016 through the current fiscal year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
5.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three and nine months ended December 31, 2024 and 2023 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$928	$630	$2,175	$2,330
Net income attributable to noncontrolling interests	(49)	(41)	(140)	(119)
Net income attributable to McKesson Corporation	$879	$589	$2,035	$2,211

Weighted-average common shares outstanding:
Basic	126.0	132.5	128.2	134.0
Effect of dilutive securities:
Stock options	—	0.1	0.1	0.2
Restricted stock units (1)	0.6	0.7	0.5	0.7
Diluted	126.6	133.3	128.8	134.9

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$6.95	$4.42	$15.80	$16.39
Basic	$6.98	$4.45	$15.88	$16.49
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
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2024	$4,123	$2,024	$2,536	$1,449	$—	$10,132
Goodwill acquired	—	—	—	—	—	—
Disposals (1)	—	—	—	(47)	—	(47)
Foreign currency translation adjustments, net	—	—	—	(81)	—	(81)
Other adjustments	—	—	(29)	—	29	—
Balance, December 31, 2024	$4,123	$2,024	$2,507	$1,321	$29	$10,004
(1) Goodwill related to the Canadian retail disposal group discussed in Financial Note 2, Business Acquisition and Divestitures
Intangible Assets
Information regarding intangible assets was as follows:

	December 31, 2024				March 31, 2024
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$1,475	$(626)	$849	$1,830	$(701)	$1,129
Service agreements	9	1,116	(714)	402	1,126	(676)	450
Trademarks and trade names	13	377	(270)	107	759	(395)	364
Technology	10	283	(137)	146	284	(125)	159
Other	7	31	(26)	5	34	(26)	8
Total		$3,282	$(1,773)	$1,509	$4,033	$(1,923)	$2,110
All intangible assets were subject to amortization as of December 31, 2024 and March 31, 2024. Amortization of intangible assets of the Canadian retail disposal group previously classified as held for sale and disposed in December 2024 ceased in the second quarter of fiscal 2025. Amortization expense of intangible assets was $53 million and $62 million for the three months ended December 31, 2024 and 2023, respectively, and $176 million and $186 million for the nine months ended December 31, 2024 and 2023, respectively. Estimated amortization expense of the assets listed in the table above is as follows: $49 million, $174 million, $168 million, $164 million, and $162 million for the remainder of fiscal 2025 and each of the succeeding years through fiscal 2029, respectively, and $792 million thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	December 31, 2024	March 31, 2024
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	—	499
1.30% Notes due August 15, 2026	499	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	399
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	—
5.10% Notes due July 15, 2033	597	596
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	621	646
1.63% Euro Notes due October 30, 2026	518	540
3.13% Sterling Notes due February 17, 2029	563	568

Lease and other obligations	228	220
Total debt	5,587	5,629
Less: Current portion	1,165	50
Total long-term debt	$4,422	$5,579
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At December 31, 2024 and March 31, 2024, $5.6 billion of total debt was outstanding, of which $1.2 billion and $50 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
Public Offerings
On September 10, 2024, the Company completed a public offering of 4.25% Notes due September 15, 2029 in a principal amount of $500 million (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th of each year, commencing on March 15, 2025. Proceeds received from the issuance of the 2029 Notes, net of discounts and offering expenses, were $496 million. The Company utilized the net proceeds from the offering of the 2029 Notes together with cash on hand to redeem its $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 (the “2026 Notes”), which became callable on or after February 15, 2024, prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. The total loss recognized on the debt extinguishment of the 2026 Notes described above for the nine months ended December 31, 2024 was not material and is included within “Interest expense” in the Company’s Condensed Consolidated Statements of Operations.

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
The total gain recognized on the debt extinguishment of the 2024 Notes described above for the nine months ended December 31, 2023 was $9 million and was included within “Interest expense” in the Company’s Condensed Consolidated Statement of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facilities
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”), that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility was scheduled to mature in November 2028. On November 7, 2024, the maturity date of the 2022 Credit Facility was extended from November 2028 to November 2029. There were no borrowings under the 2022 Credit Facility during the nine months ended December 31, 2024 and 2023 and no amounts outstanding at December 31, 2024 or March 31, 2024. At December 31, 2024, the Company was in compliance with all covenants under the 2022 Credit Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the nine months ended December 31, 2024, the Company borrowed $11.4 billion and repaid $9.0 billion under the program. During the nine months ended December 31, 2023, the Company borrowed $4.8 billion and repaid $4.6 billion under the program. At December 31, 2024, there were $2.4 billion in commercial paper notes outstanding included under the caption “Short-term borrowings” in the Company’s Condensed Consolidated Balance Sheets at a weighted average interest rate of 4.75%. At March 31, 2024, there were no commercial paper notes outstanding.
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
Derivative Instruments
At December 31, 2024 and March 31, 2024, the notional amounts of the Company’s outstanding derivatives were as follows:

			December 31, 2024	March 31, 2024
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Dec-26	$3,500	$1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28	£450	£450
Cross-currency swaps (4)	EUR	Aug-25 to Jul-26	€1,100	€1,100
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29	$750	$1,250

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards (6)	GBP	Jan-25 to Jul-25	£19	£39
(1)The maturity date reflected is for outstanding derivatives as of December 31, 2024.
(2)There was no ineffectiveness in these hedges for the three and nine months ended December 31, 2024 and 2023.
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
During the nine months ended December 31, 2024, the Company expanded the net investment hedging program by C$2.0 billion, by entering into new cross-currency swaps and restructuring existing cross-currency swaps as described below. As of December 31, 2024, the outstanding notional amount of cross-currency swaps was C$3.5 billion.
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
In the third quarter of fiscal 2025, the Company entered into cross-currency swaps designated as net investment hedges with a total notional amount of C$6.0 billion. These cross-currency swaps mature in October, November and December 2026. Further, the Company terminated C$5.0 billion of cross-currency swaps designated as net investment hedges with original maturity dates in April 2025, June, October and November 2026.
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
Cash Flow Hedges
The Company uses cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2024	2023	2024	2023
Derivatives designated as net investment hedges:
Cross-currency swaps	$106	$(27)	$93	$(20)

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$16	$9	$2	$36
Foreign currency forwards	(1)	(1)	1	(1)
Fixed interest rate swaps	—	(1)	—	15
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	December 31, 2024			March 31, 2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$25	$—	$595	$13	$1	$1,122
Cross-currency swaps (non-current)	Other non-current assets/liabilities	32	5	3,477	108	—	1,638
Interest rate swaps (non-current)	Other non-current liabilities	—	28	750	—	35	1,250
Foreign currency forwards (current)	Prepaid expenses and other/Other accrued liabilities	1	—	24	—	—	35
Foreign currency forwards (non-current)	Other non-current assets	—	—	—	—	—	15
Total		$58	$33		$121	$36
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2024 and March 31, 2024 included investments in money market funds of $245 million and $705 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $186 million and $240 million at December 31, 2024 and March 31, 2024, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets. The carrying value of publicly-traded investments, which was not material for the periods presented, was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs. The net realized and unrealized gains and losses as well as impairment charges related to these investments were a net gain of $6 million and $101 million for the three and nine months ended December 31, 2024, respectively, and immaterial for the three and nine months ended December 31, 2023, all of which are included within “Other income, net” in the Condensed Consolidated Statements of Operations. The net gain recognized for the nine months ended December 31, 2024 primarily relates to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. The Company recognized a net gain of $100 million related to this event and sold a portion of its investment for proceeds of $92 million.
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024 and March 31, 2024.
Other Fair Value Disclosures
At December 31, 2024 and March 31, 2024, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	December 31, 2024		March 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,587	$5,584	$5,629	$5,488
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2024, Annual Report, Financial Note 9 to the Company’s 10-Q filing for the quarterly period ended June 30, 2024, and Financial Note 10 to the Company’s 10-Q filing for the quarterly period ended September 30, 2024, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
I. Litigation and Claims Involving Distribution of Controlled Substances
The Company and its affiliates have been sued as defendants in many cases asserting claims related to distribution of controlled substances, such as opioids. They have been named as defendants along with other pharmaceutical wholesale distributors, pharmaceutical manufacturers, and retail pharmacies. The plaintiffs in these actions have included state attorneys general, county and municipal governments, school districts, tribal nations, hospitals, health and welfare funds, third-party payors, and individuals. These actions have been filed in state and federal courts throughout the U.S., and in Puerto Rico and Canada. These plaintiffs have sought monetary damages and other forms of relief based on a variety of causes of action, including negligence, public nuisance, unjust enrichment, and civil conspiracy, as well as alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state and federal controlled substances laws, and other statutes. Because of the many uncertainties associated with opioid-related litigation matters, the Company is not able to conclude that a liability is probable or provide a reasonable estimate for the range of ultimate possible loss for opioid-related litigation matters other than those for which an accrual is described below.
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $2.0 billion as of December 31, 2024, and additionally will pay the Settling Governmental Entities up to approximately $5.9 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $75 million as of December 31, 2024, and additionally will pay approximately $99 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $53 million as of December 31, 2024. The Company also paid $15 million in January 2025 and additionally will pay approximately $84 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
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
The City of Baltimore, Maryland, is one such subdivision. A trial of its claims against the Company and another national pharmaceutical distributor began on September 16, 2024 in the Circuit Court of Maryland for Baltimore City, Mayor and City Council of Baltimore v. Purdue Pharma LP, No. 24-C-18-000515. Baltimore claims that the defendants’ distribution of controlled substances to certain pharmacies in the City of Baltimore and Baltimore County caused a public nuisance. On November 12, 2024, the jury returned a verdict finding the Company liable and assessing approximately $192 million in compensatory damages. A second phase of the trial, in which the city seeks monetary abatement relief, began on December 11, 2024, and the court is currently considering whether to award additional relief. The judgment is not final, and the Company has filed a motion seeking to set aside the verdict. The Company believes it has valid bases to challenge the verdict and is prepared to appeal, if necessary. Because of the many bases to challenge the verdict, both in the trial court and on appeal, the Company has not adjusted its litigation reserve as a result of the jury verdict.
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $112 million as of December 31, 2024, and additionally will pay approximately $84 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Non-Governmental Plaintiff Claims
The Company is also a defendant in hundreds of opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above. The Company and two other national distributors have reached proposed settlements with representatives of nationwide groups of acute care hospitals and certain third-party payors. The claims of remaining U.S. non-governmental plaintiffs are not included in the charges recorded by the Company (described below).
With respect to the acute care hospitals, for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a proposed settlement with a nationwide class of acute care hospitals, of which $75 million was recorded within Corporate expenses, net, and $74 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. The proposed settlement is subject to, among other things, court approval and sufficient participation by hospitals. On October 30, 2024, the U.S. District Court for the District of New Mexico granted preliminary approval to the proposed settlement, pursuant to which the Company placed approximately $149 million into escrow on November 27, 2024. The escrow payment was presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2024. The trial for one of those acute care hospital cases, Fort Payne Hospital Corporation et al. v. McKesson Corp., CV-2021-900016, has been stayed as to the Company.
With respect to the third-party payors, for the nine months ended December 31, 2024, the Company recorded a charge of $114 million within “Claims and litigation charges, net” in the Condensed Consolidated Statement of Operations to reflect the Company’s portion of the settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net and U.S. Pharmaceutical, respectively. The corresponding liability was included within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet. On January 15, 2025, the U.S. District Court for the Northern District of Ohio overruled objections to the settlement and granted final approval to the settlement. The effective date of the settlement will be February 15, 2025 if no party appeals or files a motion for reconsideration.
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a proposed settlement with a nationwide class of acute care hospitals was as follows:

(In millions)	December 31, 2024	March 31, 2024
Current litigation liabilities (1)	$775	$665
Long-term litigation liabilities	5,617	6,113
Total litigation liabilities	$6,392	$6,778
(1)These amounts, recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the nine months ended December 31, 2024, the Company made payments totaling $500 million associated with the Settlement and the separate settlement agreements.

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
II. Other Litigation and Claims
On or about April 25, 2018, a second amended qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc., and US Oncology Specialty, L.P. by Omni Healthcare, Inc. as relator, purportedly on behalf of the United States and 33 cities and states alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. United States of America ex rel. Omni Healthcare, Inc. v. McKesson Corp., et al., 1:12-cv-06440 (E.D.N.Y.). The United States and the other governmental plaintiffs declined to intervene in the suit. In February 2019, the court dismissed all of the defendants except McKesson Corporation and Oncology Therapeutics Network Corp. On or about March 2, 2020, another qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on US Oncology, Inc. by the same relator purportedly on behalf of the United States and 33 cities and states alleging the same misconduct and seeking the same relief. United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 1:19-cv-05125. The United States and the named states declined to intervene in the case. Relator filed an amended complaint on August 19, 2022. On September 8, 2023, US Oncology, Inc.’s motion to dismiss the amended complaint was granted. The dismissal was affirmed by the Court of Appeals for the Second Circuit on November 12, 2024.
On December 30, 2019, a group of independent pharmacies and a hospital filed a purported class action complaint alleging that the Company and other distributors violated the Sherman Act by colluding with manufacturers to restrain trade in the sale of generic drugs. Reliable Pharmacy, et al. v. Actavis Holdco US, et al., No. 2:19-cv-6044; MDL No. 16-MD-2724. The complaint seeks relief including treble damages, disgorgement, attorney fees, and costs in unspecified amounts. On February 3, 2025, the district court granted distributor defendants’ motion to dismiss the complaint with prejudice.
In July 2020, the Company was served with a first amended qui tam complaint filed in the United States District Court for the Southern District of New York by a relator on behalf of the United States, 27 states and the District of Columbia against McKesson Corporation, McKesson Specialty Distribution LLC, and McKesson Specialty Care Distribution Corporation, alleging that defendants violated the Anti-Kickback Statute, federal False Claims Act, and various state false claims statutes by providing certain business analytical tools to oncology practice customers, United States ex rel. Hart v. McKesson Corporation, et al., 15-cv-00903-RA. The United States and the named states have declined to intervene in the case. The complaint seeks relief including damages, treble damages, civil penalties, attorney fees, and costs of suit, all in unspecified amounts. The relator filed the second amended complaint on June 7, 2022, which was dismissed by the district court on March 28, 2023. On March 12, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of claims under the Anti-Kickback Statute and federal False Claims Act, vacated the dismissal of the remaining claims, and remanded for further proceedings. On June 7, 2024, the relator filed a petition seeking review by the U.S. Supreme Court, which was denied on October 7, 2024. The district court dismissed the remaining state law claims without prejudice to the relator refiling them in state court.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
III. Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough, and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to settlements of claims against the Company. The Company responds to these requests in the ordinary course of business.
IV. Antitrust Settlement
During the third fiscal quarter of 2025, the Company received proceeds of $31 million related to its share of two antitrust settlements. The lawsuits were filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company was not a named party to either litigation but was a member of the representative classes of those who purchased directly from the pharmaceutical manufacturer. The Company recognized a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the third quarter of fiscal 2025 related to the settlements.
In January 2025, the Company received proceeds of $247 million related to its share of an antitrust settlement, in which it was named a plaintiff in the litigation and will recognize a gain within "Cost of sales" in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2025 related to the settlement.
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
During the three months ended December 31, 2024, the Company repurchased 1.5 million shares of common stock for $821 million through open market transactions at an average price per share of $537.48, of which $8 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2024 for share repurchases that were executed in late December 2024 and settled in early January 2025. During the three months ended September 30, 2024, the Company repurchased 2.9 million shares of common stock for $1.5 billion through open market transactions at an average price per share of $533.46, of which $22 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024 for share repurchases that were executed in late September 2024 and settled in early October 2024. During the three months ended June 30, 2024, the Company repurchased 1.0 million shares of common stock for $528 million through open market transactions at an average price per share of $548.20.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the three months ended December 31, 2023, the Company repurchased 1.9 million shares of common stock for $868 million through open market transactions at an average price per share of $457.16, of which $41 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2023 for share repurchases that were executed in late December 2023 and settled in early January 2024. During the three months ended September 30, 2023, the Company repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39, of which $23 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023 for share repurchases that were executed in late September 2023 and settled in early October 2023. During the three months ended June 30, 2023, the Company repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14.
Effective January 1, 2023, the Company’s repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock. Excise taxes of $7 million and $8 million were incurred and accrued for shares repurchased during the three months ended December 31, 2024 and 2023, respectively. Excise taxes of $23 million and $20 million were incurred and accrued for shares repurchased during the nine months ended December 31, 2024 and 2023, respectively. On October 30, 2024, the company made a payment of $25 million for fiscal 2024 excise taxes previously accrued. As of December 31, 2024, the amount accrued for excise taxes was $23 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.
In July 2024, the Board approved an increase of $4.0 billion in the authorization for the repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at December 31, 2024 was $7.8 billion.
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended December 31, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, September 30, 2024	$(843)	$(22)	$(6)	$(19)	$(890)
Other comprehensive income (loss) before reclassifications	(239)	79	11	2	(147)
Amounts reclassified to earnings and other (4)	48	—	—	—	48
Other comprehensive income (loss)	(191)	79	11	2	(99)
Balance, December 31, 2024	$(1,034)	$57	$5	$(17)	$(989)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended December 31, 2024 include gains of $106 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $27 million.
(3)Amounts recorded for the three months ended December 31, 2024 include gains of $16 million related to cash flow and other hedges from cross-currency swaps and losses of $1 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax expense of $4 million.
(4)Amounts recorded for the three months ended December 31, 2024 include adjustments related to the Canadian retail disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,”. These amounts were included in the current and

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
prior periods calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, September 30, 2023	$(864)	$(9)	$(4)	$(10)	$(887)
Other comprehensive income (loss) before reclassifications	92	(20)	5	(1)	76
Amounts reclassified to earnings and other	—	—	—	(1)	(1)
Other comprehensive income (loss)	92	(20)	5	(2)	75
Balance, December 31, 2023	$(772)	$(29)	$1	$(12)	$(812)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended December 31, 2023 include losses of $27 million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $7 million.
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the nine months ended December 31, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)		Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(856)		$(12)	$3	$(16)	$(881)
Other comprehensive income (loss) before reclassifications	(226)		69	2	—	(155)
Amounts reclassified to earnings and other	48	(4)	—	—	(1)	47
Other comprehensive income (loss)	(178)		69	2	(1)	(108)
Balance, December 31, 2024	$(1,034)		$57	$5	$(17)	$(989)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the nine months ended December 31, 2024 include gains of $93 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $24 million.
(3)Amounts recorded for the nine months ended December 31, 2024 include gains of $2 million related to cash flow and other hedges from cross-currency swaps and gains of $1 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax expense of $1 million.
(4)Amounts recorded for the nine months ended December 31, 2024 include adjustments related to the Canadian retail disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,”. These amounts were included in the current and prior periods calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(847)	$(14)	$(36)	$(8)	$(905)
Other comprehensive income (loss) before reclassifications	75	(15)	37	(2)	95
Amounts reclassified to earnings and other	—	—	—	(2)	(2)
Other comprehensive income (loss)	75	(15)	37	(4)	93
Balance, December 31, 2023	$(772)	$(29)	$1	$(12)	$(812)
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The International segment includes the Company’s operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and included Rexall Health retail pharmacies. The Company’s Norwegian operations provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies. In the third quarter of fiscal 2025, the Company completed the previously announced transaction to sell the Canadian retail disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2024	2023	2024	2023
Segment revenues (1)
U.S. Pharmaceutical	$87,110	$73,023	$244,551	$209,949
Prescription Technology Solutions	1,371	1,205	3,877	3,589
Medical-Surgical Solutions	2,949	3,031	8,533	8,476
International	3,860	3,639	11,260	10,582
Corporate	4	—	7	—
Total revenues	$95,294	$80,898	$268,228	$232,596

Segment operating profit (loss) (2)
U.S. Pharmaceutical (3)	$854	$307	$2,710	$1,727
Prescription Technology Solutions (4)	219	178	627	647
Medical-Surgical Solutions (5)	269	268	546	739
International (6)	111	126	(307)	249
Subtotal	1,453	879	3,576	3,362
Corporate expenses, net (7)	(160)	(203)	(512)	(571)
Interest expense	(67)	(64)	(220)	(172)
Income before income taxes	$1,226	$612	$2,844	$2,619
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, less than 38% of the RxTS segment’s total revenues, less than 1% of the Medical-Surgical Solutions segment’s total revenues, and less than 1% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S. Corporate reflects revenues from services derived in the U.S. related to certain technology operations and were not material for the three and nine months ended December 31, 2024.
(2)Segment operating profit (loss) includes gross profit, net of total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical segment’s operating profit includes the following:
•a credit of $203 million for the nine months ended December 31, 2024 due to the Company’s reassessment of its initial fiscal 2024 estimates of the previously reserved $725 million prepetition balance owed by the Company’s customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in October 2023. The Company recognized a provision for bad debts of $515 million and $725 million for the three and nine months ended December 31, 2023, respectively, which represented the uncollected trade accounts receivable from sales to Rite Aid through October 2023 prior to its bankruptcy petition filing. The Company also recognized a provision for bad debts of $210 million during the second quarter of fiscal 2024, which represented the uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. The amounts described above were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations. Rite Aid's restructuring plan was approved by the court and the company successfully emerged from bankruptcy in August, 2024;
•cash receipts for the Company’s share of antitrust legal settlements of $31 million and $23 million for the three months ended December 31, 2024 and 2023, respectively, and $184 million and $220 million for the nine months ended December 31, 2024

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
and 2023, respectively. These gains were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•charges of $89 million and $2 million related to the last-in, first-out method of accounting for inventories for the three months ended December 31, 2024 and 2023, respectively, and charges of $85 million and $89 million for the nine months ended December 31, 2024 and 2023, respectively. These amounts were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•restructuring charges of $67 million for the nine months ended December 31, 2024 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•a charge of $57 million for the nine months ended December 31, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 10, “Commitments and Contingent Liabilities;" and
•a loss of $43 million for the nine months ended December 31, 2024 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statement of Operations.
(4)The Company’s RxTS segment’s operating profit for the three and nine months ended December 31, 2023 includes gains of $2 million and $78 million, respectively, resulting from fair value adjustments of the Company’s contingent consideration liability related to the acquisition of Rx Savings Solutions, LLC completed in November 2022.
(5)The Company’s Medical-Surgical Solutions segment’s operating profit for the three and nine months ended December 31, 2024 includes restructuring charges of $19 million and $169 million, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(6)The Company’s International segment’s operating profit (loss) for the three and nine months ended December 31, 2024 includes a charge of $11 million and $604 million, respectively, to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.”
(7)Corporate expenses, net includes the following:
•a charge of $12 million and $62 million for the three and nine months ended December 31, 2024, respectively, related to the effect of accumulated other comprehensive loss components from the Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”
•a net gain of $101 million for the nine months ended December 31, 2024 related to the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 9, “Fair Value Measurements;”
•a net charge of $51 million for the nine months ended December 31, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 10, “Commitments and Contingent Liabilities;" and
•restructuring charges of $50 million for the nine months ended December 31, 2023 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”

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
•International is a reportable segment that includes our operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and included Rexall Health retail pharmacies. Our Norwegian operations provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies. During the nine months ended December 31, 2024, we completed the sale of Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”). This divestiture is further described in the “Canadian Divestiture Activities” section below.
Canadian Divestiture Activities
On December 30, 2024, we completed the sale of our Canadian retail disposal group for an adjusted purchase price consisting of a cash payment of $9 million, received upon closing, and a note of $120 million, measured at fair value and accruing interest upon satisfaction of certain conditions, and payable to the Company at the end of six years. We recorded a charge of $666 million for the nine months ended December 31, 2024 in total operating expenses to remeasure the Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment includes a $48 million loss related to the accumulated other comprehensive loss balances associated with the disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,", to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and nine months ended December 31, 2024:
•For the three months ended December 31, 2024 compared to the prior year period, revenues increased by 18%, gross profit increased by 4%, total operating expenses decreased by 18%, and other income, net increased by $35 million;
•For the nine months ended December 31, 2024 compared to the prior year period, revenues increased by 15%, gross profit increased by 5%, total operating expenses increased by 5%, and other income, net increased by $135 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation increased to $6.95 from $4.42 for the three months ended December 31, 2024 and decreased to $15.80 from $16.39 for the nine months ended December 31, 2024 compared to the respective prior year periods;
•During the nine months ended December 31, 2024, we onboarded a new strategic partner within our U.S. Pharmaceutical segment;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•On December 30, 2024, we completed the sale of our Canadian retail disposal group and total operating expenses for the nine months ended December 31, 2024 includes fair value remeasurement charges of $666 million;
•For the three and nine months ended December 31, 2024, we recorded restructuring charges of $18 million and $245 million, respectively, related to an enterprise-wide initiative to drive operational efficiencies as further described in the “Restructuring Initiatives” section of “Overview of Consolidated Results” below;
•For the nine months ended December 31, 2024, we recognized a net discrete tax benefit of $134 million, including $58 million related to an election to change the tax status of a foreign affiliate;
•For the nine months ended December 31, 2024, we recorded a net charge of $108 million related to our estimated liability for opioid-related claims, as further described in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties” below;
•For the nine months ended December 31, 2024, we recognized a net gain of $100 million related to a recapitalization event of one of our investments in equity securities which resulted in an increase to the carrying value of this investment;
•For the three and nine months ended December 31, 2024, we received $31 million and $184 million, respectively, related to our share of antitrust legal settlements. These amounts were recorded as a gain within “Cost of sales” in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment;
•On September 10, 2024, we completed a public offering of 4.25% Notes due September 15, 2029 (the “2029 Notes”) in a principal amount of $500 million. Proceeds received from this note issuance, net of discounts and offering expenses were approximately $496 million;
•During the nine months ended December 31, 2024, we utilized the net proceeds from the issuance of the 2029 Notes, along with cash on hand, to redeem our $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 (the “2026 Notes”) prior to maturity;
•During the nine months ended December 31, 2024, we returned $3.1 billion of cash to shareholders through $2.8 billion of common stock repurchases in open market transactions and $254 million of dividend payments. In July 2024, our Board of Directors (the “Board”) approved an increase of $4.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend to $0.71 from $0.62 per share of common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at December 31, 2024 was $7.8 billion;
•On August 26, 2024, we entered into a definitive agreement to acquire a 70% controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), an internal business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC, for approximately $2.49 billion cash, subject to certain customary adjustments. Following the completion of the transaction, Core Ventures will be part of the Oncology platform, and financial results will be reported within our U.S. Pharmaceutical segment. The transaction is subject to customary closing conditions, including required regulatory clearance. On November 6, 2024, we received a request for additional information and documentary materials from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of our proposed acquisition of Core Ventures. We will respond promptly and continue to work cooperatively with the FTC staff in connection with its review of the transaction; and
•On February 4, 2025, we entered into a definitive agreement to acquire a controlling interest in PRISM Vision Holdings (“PRISM Vision”), a leading provider of general ophthalmology and retina management services. We will purchase an 80% interest for approximately $850 million, subject to certain customary adjustments. PRISM Vision physicians will retain a 20% interest. Following the completion of the transaction, which is subject to customary closing conditions, including required regulatory clearance, the financial results of PRISM Vision will be reported within our U.S. Pharmaceutical segment.

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
During the nine months ended December 31, 2024, we made payments totaling $500 million associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes. Our total estimated liability for opioid-related claims was $6.4 billion as of December 31, 2024, of which $775 million was included within “Other accrued liabilities” for the amount estimated to be paid within the next twelve months, and the remaining liability was included in “Long-term litigation liabilities” in our Condensed Consolidated Balance Sheet.
Rite Aid Bankruptcy Proceedings
In October 2023, our customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Consequently, during the second quarter of fiscal 2024, we recorded a provision for bad debts of $210 million, which represented the uncollected trade accounts receivable balance as of September 30, 2023 due from Rite Aid. During the nine months ended December 31, 2023, we recorded a provision for bad debts totaling $725 million, of which $515 million was recorded in the third quarter of fiscal 2024 representing the uncollected trade accounts receivable from sales to Rite Aid through October 2023 prior to its bankruptcy petition filing.
Rite Aid's restructuring plan was approved by the court and the company successfully emerged from bankruptcy in August 2024. During the nine months ended December 31, 2024, we reassessed our initial estimates made in conjunction with the previously reserved prepetition balances, including cash received during the period, resulting in a reversal of $203 million recorded within “Selling, distribution, general, and administrative expenses” in our Condensed Consolidated Statements of Operations and included in our U.S. Pharmaceutical segment. During the nine months ended December 31, 2024, we released $237 million of allowance for doubtful accounts against trade accounts receivables, representing the write-off of uncollectible receivables related to the Rite Aid provision in the Condensed Consolidated Balance Sheet.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	Change		2024	2023	Change
Revenues	$95,294	$80,898	18%		$268,228	$232,596	15%
Gross profit	3,284	3,152	4		9,684	9,243	5
Gross profit margin	3.45%	3.90%	(45)	bp	3.61%	3.97%	(36)	bp
Total operating expenses	$(2,060)	$(2,510)	(18)%		$(6,853)	$(6,550)	5%
Total operating expenses as a percentage of revenues	2.16%	3.10%	(94)	bp	2.55%	2.82%	(27)	bp
Other income, net	$69	$34	103%		$233	$98	138%
Interest expense	(67)	(64)	5		(220)	(172)	28
Income before income taxes	1,226	612	100		2,844	2,619	9
Income tax benefit (expense)	(298)	18	—		(669)	(289)	131
Reported income tax rate	24.3%	(2.9)%	2,720	bp	23.5%	11.0%	1,250	bp
Net income	928	630	47		2,175	2,330	(7)
Net income attributable to noncontrolling interests	(49)	(41)	20		(140)	(119)	18
Net income attributable to McKesson Corporation	$879	$589	49%		$2,035	$2,211	(8)%

Diluted earnings per common share attributable to McKesson Corporation	$6.95	$4.42	57%		$15.80	$16.39	(4)%

Weighted-average diluted common shares outstanding	126.6	133.3	(5)%		128.8	134.9	(5)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
Revenues
Revenues increased for the three and nine months ended December 31, 2024 compared to the same prior year periods, primarily due to market growth in our U.S. Pharmaceutical segment, including higher volumes largely from retail national account customers and growth in specialty pharmaceuticals. Market growth includes growing drug utilization and newly launched products, partially offset by branded to generic drug conversion. This revenue growth was also favorably impacted by higher pharmaceutical distribution volumes in our International segment.
Gross Profit
Gross profit increased for the three and nine months ended December 31, 2024 compared to the same prior year periods primarily in our U.S. Pharmaceutical segment driven by growth of specialty pharmaceuticals and in our International segment driven by higher volumes.
We recognized gains of $31 million and $23 million for the three months ended December 31, 2024 and 2023, respectively, and $184 million and $220 million for the nine months ended December 31, 2024 and 2023, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Gross profit for the nine months ended December 31, 2024 was impacted by restructuring charges of $63 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report. We recorded this amount related to impairment of inventories within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
Last-in, first out (“LIFO”) charges of $89 million and $2 million were recognized during the three months ended December 31, 2024 and 2023, respectively, and charges of $85 million and $89 million were recognized during the nine months ended December 31, 2024 and 2023, respectively, primarily due to lower than expected generic deflation in the current fiscal year.
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
Total Operating Expenses
A summary of the components of our total operating expenses for the three and nine months ended December 31, 2024 and 2023 is as follows:
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

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Selling, distribution, general, and administrative expenses	$2,028	$2,506	(19)%		$6,532	$6,468	1%
Claims and litigation charges, net	—	—	—		108	(2)	—
Restructuring, impairment, and related charges, net	32	4	700		213	84	154
Total operating expenses	$2,060	$2,510	(18)%		$6,853	$6,550	5%
Percent of revenues	2.16%	3.10%	(94)	bp	2.55%	2.82%	(27)	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
For the three months ended December 31, 2024, total operating expenses and total operating expenses as a percentage of revenues decreased compared to the same prior year period. For the nine months ended December 31, 2024, total operating

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
expenses increased and total operating expenses as a percentage of revenues decreased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A for the nine months ended December 31, 2024 includes charges of $666 million to remeasure our Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment includes a $48 million loss related to the accumulated other comprehensive loss balances associated with this disposal. Of the total charges recorded during the period, $604 million are included within our International segment and $62 million are included within Corporate expenses, net;
•SDG&A for the nine months ended December 31, 2024 includes a credit of $203 million, and for the three and nine months ended December 31, 2023 includes a provision for bad debts of $515 million and $725 million, respectively, related to the bankruptcy of Rite Aid in October 2023. Refer to the Rite Aid Bankruptcy Proceedings section of “Trends and Uncertainties for additional information;”
•SDG&A for the three and nine months ended December 31, 2023 include gains of $2 million and $78 million, respectively, resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition;
•Claims and litigation charges, net primarily consists of a charge of $108 million related to our estimated liability for opioid-related claims as previously discussed in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties;” and
•Restructuring, impairment, and related charges, net were $32 million and $4 million for the three months ended December 31, 2024 and 2023, respectively, and $213 million and $84 million for the nine months ended December 31, 2024 and 2023, respectively, as discussed below under “Restructuring Initiatives.”
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2025 and fiscal 2024 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three and nine months ended December 31, 2024 and 2023. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $32 million and $4 million for the three months ended December 31, 2024 and 2023, respectively, and $213 million and $84 million for the nine months ended December 31, 2024 and 2023, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which are intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions, and U.S. Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three and nine months ended December 31, 2024, we recorded charges of $18 million and $245 million, respectively, related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments and $63 million for the nine months ended December 31, 2024 related to inventory impairments recorded within “Cost of sales” in the Condensed Consolidated Statements of Operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions, primarily consisting of employee severance and other employee-related costs within our RxTS segment, and the exit or downsizing of certain facilities. For the three and nine months ended December 31, 2023, we recorded charges of $2 million and $41 million related to this program, respectively, which primarily included real estate and other related asset impairments and facility costs within Corporate. This restructuring program was substantially complete in fiscal 2024.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net increased for the three and nine months ended December 31, 2024 compared to the same prior year periods primarily due to net gains from investments in our equity securities and a favorable impact from interest income. For the nine months ended December 31, 2024, Other income, net increased primarily due to a net gain of $101 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, and a favorable impact from interest income, partially offset by a loss of $43 million related to one of our equity method investments.
Interest Expense
Interest expense increased for the three and nine months ended December 31, 2024 compared to the same prior year periods primarily due to increased average balances of the Company’s loan portfolio throughout the first nine months of the year. Interest expense for the nine months ended December 31, 2024 was unfavorably impacted by a prior year gain on debt extinguishment of $9 million compared to the nine months ended December 31, 2023. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees. Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Income Tax Expense (Benefit)
For the three months ended December 31, 2024 and 2023, we recorded income tax expense of $298 million and (benefit) of ($18 million), respectively. For the nine months ended December 31, 2024 and 2023, we recorded income tax expense of $669 million and $289 million, respectively. Our reported income tax rates were 24.3% and (2.9)% for the three months ended December 31, 2024 and 2023, respectively, and 23.5% and 11.0% for the nine months ended December 31, 2024 and 2023, respectively.
Fluctuations in our reported income tax rates are primarily due to non-cash charges related to the remeasurement of our Canadian retail disposal group to fair value less costs to sell. Additionally, changes in our business mix of earnings between various taxing jurisdictions and discrete tax items recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
During the nine months ended December 31, 2024, we recorded non-cash pre-tax charges of $666 million primarily to remeasure our Canadian retail disposal group to fair value less costs to sell, as described in Financial Note 2, “Business Acquisitions and Divestitures.” Our reported income tax rates for the three and nine months ended December 31, 2024 were unfavorably impacted by these charges as no net tax benefit was recognized for these charges.
For the nine months ended December 31, 2024, we recognized discrete tax benefits of $44 million related to the sale of certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions, $58 million related to an election to change the tax status of a foreign affiliate, $41 million related to the tax impact of share-based compensation, and $47 million related to the reduction in unrecognized tax benefits due to a change in case law, partially offset by a discrete tax expense of $56 million related to interest expense accrued on unrecognized tax benefits.
For the three and nine months ended December 31, 2023, we recognized a net discrete tax benefit of $141 million, primarily related to the release of a valuation allowance based on management’s reassessment of its deferred tax assets that were more likely than not to be realized. We also recognized a net discrete tax benefit of $147 million in the nine months ended December 31, 2023, primarily related to the repatriation of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended December 31, 2024 and 2023 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC. The increase in net income attributable to noncontrolling interests was primarily driven by higher volumes in our ClarusONE joint venture.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $879 million and $589 million for the three months ended December 31, 2024 and 2023, respectively, and $2.0 billion and $2.2 billion for the nine months ended December 31, 2024 and 2023, respectively. Diluted earnings per common share attributable to McKesson Corporation was $6.95 and $4.42 for the three months ended December 31, 2024 and 2023, respectively, and $15.80 and $16.39 for the nine months ended December 31, 2024 and 2023, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 126.6 million and 133.3 million for the three months ended December 31, 2024 and 2023, respectively, and 128.8 million and 134.9 million for the nine months ended December 31, 2024 and 2023, respectively. Weighted-average diluted shares outstanding for the three and nine months ended December 31, 2024 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Segment revenues
U.S. Pharmaceutical	$87,110	$73,023	19%	$244,551	$209,949	16%
Prescription Technology Solutions	1,371	1,205	14	3,877	3,589	8
Medical-Surgical Solutions	2,949	3,031	(3)	8,533	8,476	1
International	3,860	3,639	6	11,260	10,582	6
Corporate	4	—	—	7	—	—
Total revenues	$95,294	$80,898	18%	$268,228	$232,596	15%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
U.S. Pharmaceutical
Three Months Ended December 31, 2024 vs. 2023
U.S. Pharmaceutical revenues for the three months ended December 31, 2024 increased $14 billion or 19% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $12.6 billion and sales to specialty practices and other increased $1.4 billion. Overall, these increases were primarily due to higher volumes from retail national account customers and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions.
Nine Months Ended December 31, 2024 vs. 2023
U.S. Pharmaceutical revenues for the nine months ended December 31, 2024 increased $34.6 billion or 16% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $29.8 billion and sales to specialty practices and other increased $4.8 billion. Overall, these increases were primarily due to higher volumes from retail national account customers and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended December 31, 2024 vs. 2023
RxTS revenues for the three months ended December 31, 2024 increased $166 million or 14% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology service revenues.
Nine Months Ended December 31, 2024 vs. 2023
RxTS revenues for the nine months ended December 31, 2024 increased $288 million or 8% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology service revenues.
Medical-Surgical Solutions
Three Months Ended December 31, 2024 vs. 2023
Medical-Surgical Solutions revenues for the three months ended December 31, 2024 decreased $82 million or 3% compared to the same prior year period. Within the segment, sales to primary care customers decreased $96 million driven by lower volumes of illness season testing. This decrease was partially offset by sales to extended care customers and Other sales which increased $9 million and $5 million, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2024 vs. 2023
Medical-Surgical Solutions revenues for the nine months ended December 31, 2024 increased $57 million or 1% compared to the same prior year period. Within the segment, sales to primary care customers increased $63 million and sales to our extended care customers increased $11 million, driven by underlying business growth. These increases were partially offset by Other sales which declined $17 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines.
International
Three Months Ended December 31, 2024 vs. 2023
International revenues for the three months ended December 31, 2024 increased $221 million or 6% compared to the same prior year period. Within the segment, sales in Canada increased by $311 million primarily driven by higher pharmaceutical distribution volumes and sales in Norway increased by $17 million primarily driven by growth in retail pharmacy. These increases were partially offset by unfavorable effects of foreign currency exchange fluctuations of $107 million.
Nine Months Ended December 31, 2024 vs. 2023
International revenues for the nine months ended December 31, 2024 increased $678 million or 6% compared to the same prior year period. Within the segment, sales in Canada increased by $831 million primarily driven by higher pharmaceutical distribution volumes and sales in Norway increased by $83 million primarily driven by growth in retail pharmacy. These increases were partially offset by unfavorable effects of foreign currency exchange fluctuations of $236 million.
Corporate
Three Months Ended December 31, 2024 vs. 2023
Corporate reflects revenues from services derived in the U.S. related to certain technology operations. The increase compared to the prior year was immaterial.
Nine Months Ended December 31, 2024 vs. 2023
Corporate reflects revenues from services derived in the U.S. related to certain technology operations. The increase compared to the prior year was immaterial.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Segment operating profit (loss) (1)
U.S. Pharmaceutical (2)	$854	$307	178%		$2,710	$1,727	57%
Prescription Technology Solutions (3)	219	178	23		627	647	(3)
Medical-Surgical Solutions(4)	269	268	—		546	739	(26)
International (5)	111	126	(12)		(307)	249	(223)
Subtotal	1,453	879	65		3,576	3,362	6
Corporate expenses, net (6)	(160)	(203)	(21)		(512)	(571)	(10)
Interest expense	(67)	(64)	5		(220)	(172)	28
Income before income taxes	$1,226	$612	100%		$2,844	$2,619	9%

Segment operating profit margin
U.S. Pharmaceutical	0.98%	0.42%	56	bp	1.11%	0.82%	29	bp
Prescription Technology Solutions	15.97	14.77	120		16.17	18.03	(186)
Medical-Surgical Solutions	9.12	8.84	28		6.40	8.72	(232)
International	2.88	3.46	(58)		(2.73)	2.35	(508)
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
(1)Segment operating profit includes gross profit, net of total operating expenses, as well as other income, net, for our reportable segments.
(2)Operating profit for our U.S. Pharmaceutical segment includes the following:
•a credit of $203 million for the nine months ended December 31, 2024 due to the reassessment of our initial estimates made in conjunction with the previously reserved prepetition balances owed by Rite Aid. We recognized a provision for bad debts of $515 million and $725 million for the three and nine months ended December 31, 2023, respectively, which represented the uncollected trade accounts receivable due from Rite Aid as discussed in the “Trends and Uncertainties” section;
•cash receipts for our share of antitrust legal settlements of $31 million and $23 million for the three months ended December 31, 2024 and 2023, respectively, and $184 million and $220 million for the nine months ended December 31, 2024 and 2023, respectively;
•charges of $89 million and $2 million related to the LIFO method of accounting for inventories for the three months ended December 31, 2024 and 2023, respectively and charges of $85 million and $89 million for the nine months ended December 31, 2024 and 2023, respectively;
•restructuring charges of $67 million for the nine months ended December 31, 2024 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a charge of $57 million for the nine months ended December 31, 2024 related to our estimated liability for opioid-related claims as discussed previously in the “Trends and Uncertainties” section; and
•a loss of $43 million for the nine months ended December 31, 2024 related to one of the Company’s equity method investments.
(3)Operating profit for our RxTS segment for the three and nine months ended December 31, 2023 includes gains of $2 million and $78 million, respectively, resulting from fair value adjustments of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition completed in November 2022.
(4)Operating profit for our Medical-Surgical Solutions segment for the three and nine months ended December 31, 2024 includes restructuring charges of $19 million and $169 million, respectively, related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
(5)Operating profit (loss) for our International segment includes a charge of $11 million and $604 million for the three and nine months ended December 31, 2024, respectively, to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(6)Corporate expenses, net includes the following:
•a charge of $12 million and $62 million for the three and nine months ended December 31, 2024, respectively, related to the effect of accumulated other comprehensive loss components from our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a net gain of $101 million for the nine months ended December 31, 2024 related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 9, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a net charge of $51 million for the nine months ended December 31, 2024 related to our estimated liability for opioid-related claims as discussed previously in the “Trends and Uncertainties” section; and
•a restructuring charge of $50 million for the nine months ended December 31, 2023 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
U.S. Pharmaceutical
Three Months Ended December 31, 2024 vs. 2023
Operating profit for this segment increased for the three months ended December 31, 2024 compared to the same prior year period primarily due to a prior year provision for bad debts of $515 million related to the bankruptcy of Rite Aid in October 2023, and growth in specialty pharmaceuticals, partially offset by a LIFO charge of $89 million, and an increase in operating expenses to support higher volumes.
Nine Months Ended December 31, 2024 vs. 2023
Operating profit for this segment increased for the nine months ended December 31, 2024 compared to the same prior year period primarily due to a prior year provision for bad debts of $725 million and a fiscal 2025 credit of $203 million related to the reassessment of our initial estimates made in conjunction with the previously reserved prepetition balances owed by Rite Aid, and growth in specialty pharmaceuticals, offset by an increase in operating expenses to support higher volumes, a decrease from net cash proceeds received representing our share of antitrust legal settlements, a charge of $57 million related to our estimated liability for opioid-related claims, and a loss related to one of our equity method investments.
Prescription Technology Solutions
Three Months Ended December 31, 2024 vs. 2023
Operating profit for this segment increased for the three months ended December 31, 2024 compared to the same prior year period driven by increased volumes with new and existing customers, primarily from growth in our technology services.
Nine Months Ended December 31, 2024 vs. 2023
Operating profit for this segment decreased for the nine months ended December 31, 2024 compared to the same prior year period driven by the gain of $78 million recognized in the prior year resulting from a fair value adjustment of our contingent consideration liability related to the Rx Savings Solutions, LLC acquisition, and higher operating expenses, partially offset by contributions from technology services.
Medical-Surgical Solutions
Three Months Ended December 31, 2024 vs. 2023
Operating profit for this segment remained flat for the three months ended December 31, 2024 compared to the same prior year period primarily due to lower expenses resulting from business rationalization initiatives, offset by a decline in our primary care business, and higher restructuring charges.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2024 vs. 2023
Operating profit for this segment decreased for the nine months ended December 31, 2024 compared to the same prior year period due to higher restructuring charges recorded in fiscal 2025, a decline in our primary care business, and a lower contribution from kitting and distribution of ancillary supplies for COVID-19 vaccines, partially offset by lower expenses resulting from business rationalization initiatives.
International
Three Months Ended December 31, 2024 vs. 2023
Operating profit for this segment decreased for the three months ended December 31, 2024 compared to the same prior year period largely due to remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Nine Months Ended December 31, 2024 vs. 2023
Operating (loss) for this segment for the nine months ended December 31, 2024 compared to an operating profit for the same prior year period was largely due to remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report, partially offset by higher pharmaceutical distribution volumes across the segment.
Corporate Expenses, Net
Three Months Ended December 31, 2024 vs. 2023
Corporate expenses, net decreased for the three months ended December 31, 2024 compared to the same prior year period primarily due to gains related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, a favorable impact on interest income, and remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Nine Months Ended December 31, 2024 vs. 2023
Corporate expenses, net decreased for the nine months ended December 31, 2024 compared to the same prior year period primarily due to a net gain of $101 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, favorable impact to interest income, and lower restructuring charges recorded in the first nine months of fiscal 2025 compared to the same prior year period, partially offset by a net charge of $51 million related to our estimated liability for opioid-related claims, and remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At December 31, 2024, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Nine Months Ended December 31,
(Dollars in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(1,663)	$167	$(1,830)
Investing activities	(509)	(495)	(14)
Financing activities	(1,110)	(2,374)	1,264
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	6	(27)
Net change in cash, cash equivalents, and restricted cash	$(3,303)	$(2,696)	$(607)

Operating Activities
Operating activities used cash of $1.7 billion and provided cash of $167 million during the nine months ended December 31, 2024 and 2023, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
Operating activities for the nine months ended December 31, 2024 were affected by net income of $2.2 billion, adjusted for non-cash items, including charges of $666 million to remeasure the assets and liabilities of our Canadian retail disposal group to fair value less cost to sell, as well as increases in receivables of $4.1 billion, inventories of $3.1 billion, and accounts payable of $2.7 billion, all primarily driven by higher revenues and timing. Our litigation liabilities decreased by $386 million due to payments made in fiscal 2025 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes, partially offset by an accrual in the first quarter of fiscal 2025 related to a settlement with third party payors as discussed in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Operating activities for the nine months ended December 31, 2023 were affected by net income of $2.3 billion, adjusted for non-cash items, including a provision for bad debts of $725 million related to the bankruptcy of Rite Aid in October 2023, as well as increases in receivables of $4.3 billion, drafts and accounts payable of $4.2 billion, and inventories of $2.4 billion, all primarily driven by higher revenues and timing. Our litigation liabilities also decreased by $529 million due to payments made during the first nine months of fiscal 2024 associated with various settlement agreements for opioid-related claims of states, subdivisions, and Native American tribes.
Investing Activities
Investing activities used cash of $509 million and $495 million during the nine months ended December 31, 2024 and 2023, respectively. Investing activities for the nine months ended December 31, 2024 and 2023 includes $581 million and $418 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the nine months ended December 31, 2024 was also impacted by the receipt of proceeds of $92 million related to the sale of equity securities, as discussed in Financial Note 9, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities used cash of $1.1 billion and $2.4 billion during the nine months ended December 31, 2024 and 2023, respectively. Financing activities for the nine months ended December 31, 2024 and 2023 includes $2.8 billion and $2.3 billion of cash paid for share repurchases, as well as $254 million and $232 million of cash paid for dividends, respectively. Financing activities also includes cash receipts of $11.4 billion and $4.8 billion, and cash repayments of $9.0 billion and $4.6 billion for the nine months ended December 31, 2024 and 2023, respectively, related to short-term borrowings of commercial paper.
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
During the three months ended December 31, 2024, we repurchased 1.5 million shares of common stock for $821 million through open market transactions at an average price per share of $537.48, of which $8 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2024 for share repurchases that were executed in late December 2024 and settled in early January 2025. During the three months ended September 30, 2024, we repurchased 2.9 million shares of common stock for $1.5 billion through open market transactions at an average price per share of $533.46, of which $22 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of September 30. 2024 for share repurchases that were executed in late September 2024 and settled in early October 2024. During the three months ended June 30, 2024, we repurchased 1.0 million shares of common stock for $528 million through open market transactions at an average price per share of $548.20.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the three months ended December 31, 2023, we repurchased 1.9 million shares of common stock for $868 million through open market transactions at an average price per share of $457.16, of which $41 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2023 for share repurchases that were executed in late December 2023 and settled in early January 2024. During the three months ended September 30, 2023, we repurchased 2.0 million shares of common stock for $840 million through open market transactions at an average price per share of $422.39, of which $23 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023 for share repurchases that were executed in late September 2023 and settled in early October 2023. During the three months ended June 30, 2023, we repurchased 1.8 million shares of common stock for $673 million through open market transactions at an average price per share of $379.14.
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $7 million and $8 million were incurred and accrued for shares repurchased during the three months ended December 31, 2024 and 2023, respectively. Excise taxes of $23 million and $20 million were incurred and accrued for shares repurchased during the nine months ended December 31, 2024 and 2023, respectively. On October 30, 2024, the company made a payment of $25 million for fiscal 2024 excise taxes previously accrued. As of December 31, 2024, the amount accrued for excise taxes was $23 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets.
In July 2024, the Board approved an increase of $4.0 billion in the authorization for the repurchase of common stock. The total remaining authorization outstanding for repurchases of common stock at December 31, 2024 was $7.8 billion.
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2024	March 31, 2024
Cash, cash equivalents, and restricted cash	$1,282	$4,585
Working capital	(6,821)	(4,387)
Debt to capital ratio (1)	135.4%	124.0%
(1)This ratio describes the relationship and changes within our capital resources, and is computed as the sum of short-term borrowings and total debt divided by the sum of short-term borrowings, total debt and McKesson stockholders’ deficit, which excludes noncontrolling interests and accumulated other comprehensive loss.
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
Our cash and cash equivalents balance as of December 31, 2024 and March 31, 2024 included approximately $1.8 billion and $1.6 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
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
Consolidated working capital decreased at December 31, 2024 compared to March 31, 2024 primarily due to a decrease in cash and cash equivalents, an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, an increase in short-term borrowings outstanding at December 31, 2024, an increase in current portion of long term debt, and an increase in other accrued liabilities. These were partially offset by an increase in receivables, net and inventories, net, driven by higher sales and timing.
Our debt to capital ratio increased for the nine months ended December 31, 2024 due to share repurchases and dividend payments as well as repayments of long-term debt, partially offset by net income attributable to McKesson for fiscal 2025, issuance of new long-term debt, and net issuance of commercial paper notes during fiscal 2025.
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
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.4 billion as of December 31, 2024 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of proposed acquisition or disposition transactions, financial trends, strategy, plans, assumptions, expectations, litigation outcomes, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2024 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

McKESSON CORPORATION

Refer to Financial Note 11, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three and nine months ended December 31, 2024 and 2023.
The following table provides information on the Company’s share repurchases during the three months ended December 31, 2024:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
October 1, 2024 – October 31, 2024	1.0	501.92	1.0	$8,067
November 1, 2024 – November 30, 2024	0.2	602.23	0.2	7,933
December 1, 2024 – December 31, 2024	0.3	585.10	0.3	7,761
Total	1.5		1.5
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $7 million of excise taxes incurred on share repurchases for the three months ended December 31, 2024. The remaining authorization outstanding for repurchases of common stock excludes $23 million of excise taxes incurred on share repurchases for the year ended December 31, 2024.
(3)In July 2024, the Board authorized the Company to repurchase up to an additional $4.0 billion shares of common stock, which has no expiration date.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Pre-arranged Trading Plans
The following discussion includes trading arrangements adopted, modified, or terminated by our directors and officers during the three months ended December 31, 2024.
On November 8, 2024, Brian Tyler, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 100,774 shares of the Company’s common stock. The duration of the trading arrangement is until November 12, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Tyler represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On November 9, 2024, Britt Vitalone, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 11,133 shares of the Company’s common stock. The duration of the trading arrangement is until November 12, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Vitalone represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

McKESSON CORPORATION

On November 26, 2024, Michele Lau, our Executive Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 950 shares of the Company’s common stock. The duration of the trading arrangement is until February 27, 2026, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Ms. Lau represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
Election of Directors
On February 3, 2025, the Board elected Lynne M. Doughtie and Dr. Julie L. Gerberding as directors, each effective February 3, 2025, for a term expiring at the Company’s 2025 annual meeting of shareholders, and until such director’s successor is elected and qualified, or until such director’s earlier resignation or removal.
Ms. Doughtie was appointed to the Audit Committee and the Finance Committee of the Board. She brings accounting and finance expertise from her experience as the former Chair and Chief Executive Officer of KPMG U.S. from 2015 to 2020. She spent over 30 years at KPMG, during which she gained experience across various industries, including technology, healthcare, and financial services. She currently serves on the boards of directors of The Boeing Company and Workday, Inc. She received her B.S. in accounting from Virginia Polytechnic Institute and State University (Virginia Tech)/Pamplin College of Business in 1985. She is a certified public accountant and qualifies as an audit committee financial expert.
Dr. Gerberding was appointed to the Compliance Committee and the Compensation and Talent Committee. She brings extensive experience in the healthcare industry as the Chief Executive Officer of the Foundation for the National Institutes of Health, where she leads efforts to create research alliances in support of its mission to improve health and reduce illness. Previously, she served as the Executive Vice President and Chief Patient Officer at Merck & Co., focusing on patient engagement, strategic communications, and global public policy. She joined Merck in 2010 as President of Merck Vaccines. Before Merck, she was Director of the Centers for Disease Control and Prevention from 2002 to 2009. Dr. Gerberding currently serves on the board of directors of Hillevax, Inc., a biopharmaceutical company focused on the development and commercialization of novel vaccines. She received her undergraduate and medical degrees from Case Western Reserve University and a Master of Public Health at the University of California, Berkeley.
In connection with their service as directors for the Company, each will be indemnified and compensated in accordance with the Corporation’s standard indemnification and compensation policies and practices for non-employee directors as described in the Corporation’s Proxy Statement for its 2024 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on June 21, 2024.

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

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
		__	__	__	__

104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	__	__	__	__

†    Filed herewith.
††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 5, 2025	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 5, 2025	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller