Form 10-K
period 2025-03-31
MCKESSON CORP
filed 2025-05-09
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2024, was approximately $62.7 billion.
Number of shares of common stock outstanding on April 30, 2025: 125,112,236
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its calendar year 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Our RxTS segment helps solve medication access, affordability and adherence challenges for patients by working across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies. RxTS serves our biopharma and life sciences partners, delivering innovative solutions that help people get the medicine they need to live healthier lives. RxTS offers technology services, which includes electronic prior authorization, prescription price transparency, benefit insight, and dispensing support services, in addition to third-party logistics and wholesale distribution support designed to benefit stakeholders.
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
Our International segment provides distribution and services to wholesale, institutional, and retail customers in Canada and Norway where we own, partner, or franchise with retail pharmacies, and support better, safer patient care by delivering vital medicines, supplies, and information technology solutions. During fiscal 2025, we completed the sale of Rexall and Well.ca businesses in Canada. Refer to Financial Note 2, “Business Acquisitions and Divestitures,”, to the consolidated financial statements included in this Annual Report for more information.
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
Community Pharmacy and Health: We strengthen the overall health of community pharmacies and elevate the role they play in people’s lives. We accomplish this by providing supply chain excellence, pharmacy and patient solutions, as well as supporting independent pharmacies through industry and legislative advocacy. Our pharmacy and patient solutions include:

•Health Mart® – A national network of approximately 4,400 independently-owned pharmacies and one of the industry’s most comprehensive pharmacy franchise programs. Health Mart provides solutions for franchisees to promote excellence in business operations, team development, patient health, marketing and merchandising, and protects financial health through proactive audit support.
•Health Mart Atlas® and Atlas Specialty – Comprehensive managed care services that connect the continuum of care to help community pharmacies, health systems and physician practices save time, access competitive reimbursement rates, and improve cash flow.
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
•McKesson Amplify – Provides resources for state pharmacy associations in all 50 states, including dedicated support funding, resources, and opportunities to participate in best practice sharing consortia. The funding helps to support advocacy initiatives that address the unique challenges faced by independent pharmacies and promote their sustainability and growth.
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

Table of Contents	Item 1 Index
McKESSON CORPORATION
Institutional Healthcare Providers: At McKesson, we are relentless in our pursuit of opportunities to achieve operational efficiency, reduce waste, and improve the financial performance of our customers so they can achieve more of their goals today and into the future. Solutions include:
•Professional and Advisory Services – Comprehensive suite of advisory and consulting services designed to support health system business of pharmacy initiatives, including patient care, business operations, ambulatory services, inpatient operations, data and digitization, pharmacy workforce management, leadership, and compliance with safety, quality, and regulatory standards. Specialized consulting areas include 340B optimization, orphan drug support and retail pharmacy payer solutions.
•McKesson Plasma and Biologics – Specialty and plasma drug distributor that leads in market exclusive drug access; partner to health systems customers in navigating the complexities of limited distribution drug; and optimization of McKesson Distribution benefits.
•Outpatient, Retail, and Specialty Pharmacy – A portfolio of services and solutions customized to each customer’s business and clinical strategy.
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
McKESSON CORPORATION
Prescription Technology Solutions Segment:
Our Prescription Technology Solutions segment works across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma to deliver medication access solutions that support patients from first prescription fill to ongoing therapy, regardless of their insurance coverage. RxTS has connections with most electronic health record systems, over 50,000 pharmacies, approximately 950,000 providers, most pharmacy benefit managers and health plans, and has supported over 650 biopharma brands representing most therapeutic areas. Through its industry connections and ability to navigate the healthcare ecosystem, RxTS offers innovative solutions created to benefit healthcare stakeholders. Its comprehensive solution suites and technology services span across the entire patient journey, including medication access and affordability, prescription decision support, prescription price transparency, benefit insight and dispensing support services, as well as third-party logistics and wholesale distribution support, to help increase speed to therapy, reduce prescription abandonment, and support improved health outcomes for the patient. In the past year, RxTS helped patients save more than $10 billion on brand and specialty medications, helped to prevent an estimated 12 million prescriptions from being abandoned due to affordability challenges, and helped patients access their medicine more than 100 million times.
Medical-Surgical Solutions Segment:
Our Medical-Surgical Solutions segment delivers medical-supply distribution, logistics, biomedical maintenance, and other services to healthcare providers across the alternate-site spectrum. Our more than 340,000 customers include physician offices, surgery centers, post-acute care facilities, hospital reference labs, and home health agencies. We partner with manufacturers and channel partners to support our key target end-markets, including primary care, extended care, government, and other markets. We distribute medical-surgical supplies (such as gloves, needles, syringes, and wound care products), infusion pumps, laboratory equipment, and pharmaceuticals. Through a network of distribution centers in the U.S., we offer more than 245,000 products from national brand manufacturers and McKesson’s own brand of high-quality products. Through the right mix of products and services, we help improve efficiencies, profitability, and compliance. We also never lose focus on helping customers improve patient and business outcomes. We develop customized plans to address the product, operational, and clinical support needs of our customers, including inventory management, reducing administrative burdens, and training and educating clinical staff. We deliver for our customers, so they can deliver and care for their patients. In May 2025, the Company announced its intention to separate this segment into an independent company.
International Segment:
Our International segment includes operations in Canada and Norway. McKesson Canada is one of the largest pharmaceutical wholesale and retail distributors in Canada. The wholesale business delivers products to retail pharmacies, hospitals, long-term care centers, clinics and institutions in Canada through a national network of distribution centers and provides logistics and distribution services for manufacturers.
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
The Canada retail business includes approximately 2,700 banner pharmacies under the IDA®, Guardian®, The Medicine Shoppe®, Remedy’sRx®, Proxim®, and Uniprix® banners. During fiscal 2025, we completed the previously announced transaction to sell our Rexall and Well.ca businesses. This divestiture is further described in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
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

Table of Contents	Item 1 Index
McKESSON CORPORATION
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
Our Medical-Surgical Solutions segment experiences competition from a wide range of national and regional medical supply and equipment distributors throughout the U.S.
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

Table of Contents	Item 1 Index
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
Human Capital
Everything we do at McKesson begins with our employees, who bring our mission and purpose to life every day. As of March 31, 2025, we had approximately 45,000 employees worldwide, which includes 2,000 part-time employees. We had approximately 36,000 employees in the U.S., 5,000 employees in Canada, and 4,000 employees in the rest of the world. We also supplement our work-force with contractors and/or consultants for certain business projects, processes, and/or operations as demand requires.
Culture and Leadership: One of McKesson’s defining characteristics is our strong culture. We take pride in fostering a sense of belonging, finding meaning in our work, and caring for each other, our customers, and all those who depend on us. Our I2CARE values (Integrity, Inclusion, Customer-First, Accountability, Respect, Excellence) and ILEAD leadership behaviors (Inspire, Leverage, Execute, Advance, Develop) are at the core of our daily actions – from how we interact with each other and our customers, to how we make decisions, both big and small. We also offer all employees the opportunity to join employee resource groups (“ERGs”), which are voluntary, employee-led, company-sponsored networks that aim to make a positive impact on our employees’ lives. Each ERG is non-exclusive and open to every employee. Our ERGs focus on helping employees make authentic connections, celebrate and learn from each other, showcase leadership skills and find ways to nurture and support belonging and empowerment.
Investment in Employees: We are committed to investing in our employees, so that they, in turn, can focus on furthering our purpose of Advancing Health Outcomes for All®. We offer employees health and wellness benefits focused on physical, mental, and social well-being, savings programs to help prepare them for retirement and flexible work arrangements, and other offerings. We also offer employees regular training, coaching, and 360-degree assessments, and financial assistance programs for higher education opportunities.
We seek to attract and retain the best talent through competitive compensation and pay for performance, while prioritizing recognition of merit and compliance with laws. Our compensation philosophy is rooted in a fair and transparent program that regularly conducts benchmarking to assess market rates for talent, based on geography and other factors.
We solicit employee feedback through annual and mid-year employee opinion surveys, which assesses our employees’ levels of engagement, commitment and overall satisfaction using industry benchmarks, and then design action plans to improve those metrics. We also seek feedback on our people leaders through our annual manager quality survey, which is an opportunity for employees to help their managers grow professionally and build valuable leadership skills that help to promote a positive and productive workplace.
Health and Safety: Our security and safety teams employ systems designed to continually monitor our facilities and work environment to help identify and prevent or mitigate risks. This includes having procedures and investing in equipment for both physical and electronic security. Our employees receive specialized training related to their role, work setting, and equipment used in their work environment.
Government Regulation
We operate in many highly regulated environments and are subject to oversight by various federal, state, and local governmental entities in the U.S. and elsewhere. We incur significant expense and make large capital expenditures and investments to enable us to comply with laws and guidance promulgated by governmental entities.
The regulatory framework affecting our business and industry is continuously evolving and influenced by conditions such as public policy developments; shifts in governmental priorities, initiatives, and focus areas, including due to changes in federal, state, and local representation; and varied interpretations of laws and agency rulemaking conventions. These conditions create uncertainties for our business, and we are unable to predict the impact of future changes to the regulatory framework, or any prolonged uncertainty, on our operations and compliance costs.

Table of Contents	Item 1 Index
McKESSON CORPORATION
See “Risk Factors” in Item 1A of Part I below for information regarding material risks associated with our compliance with governmental regulations.
Operational Licenses and Permits; Controlled Substances: We are subject to the operating and security standards of the U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Health and Human Services (“HHS”), the Centers for Medicare & Medicaid Services (“CMS”), various state boards of pharmacy, state health departments, and comparable agencies in the U.S. and other countries. Certain of our businesses may be required to register for permits and/or licenses with governmental agencies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. For example, we are required to hold valid DEA and state-level registrations and licenses, meet various security and operating standards, and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, distribution, and disposal of controlled substances. We maintain extensive controlled substance monitoring and reporting programs at considerable expense in order to help us meet those standards.
Government Contracts: Our contracts with governmental entities typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. These statutory and regulatory requirements complicate our business and increase our compliance burden. We are subject to audits, investigations, and oversight proceedings about our compliance with contractual and legal requirements.
Healthcare Program Regulation: Federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position on, and scrutiny of, practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Our relationships with pharmaceutical and medical-surgical product manufacturers, healthcare providers, and other companies and individuals, as well as our provision of products and services to governmental entities, subject our business to statutes, regulations, and government guidance that are intended to prevent fraud and abuse. Among other things, those laws: (1) prohibit persons from soliciting, offering, receiving, or paying any remuneration in order to induce the referral of an individual for, or to induce the ordering or purchasing of, items or services that are in any way paid for by Medicare, Medicaid, or other government healthcare programs; (2) prohibit physicians from referring certain “designated health services” to an entity with which they have a financial relationship, unless an exception applies; and (3) prohibit knowingly submitting, or causing to be submitted, a false or fraudulent claim for payment to the government; and (4) require certain entities to report and return an overpayment by Medicare or Medicaid within 60 days of identifying the overpayment.
Many of these healthcare fraud and abuse laws are vague or indefinite and are often subject to varied and evolving interpretations by courts, regulators, and enforcing agencies and, as such, may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations at added expense.
In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. The implementation of the Inflation Reduction Act of 2022 (“IRA”) has begun to change benefit design and how Medicare pays for drugs, which are all intended to reduce the price of drugs. Three central features of the IRA have authorized the government to negotiate drug prices for certain Parts B and D drugs over time, establish an inflation rebate program, and cap patient cost sharing under Medicare Part D.
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
McKESSON CORPORATION
Federal and state laws regulate the pharmaceutical drug supply chain in order to prevent the distribution of counterfeit, stolen, contaminated, or otherwise harmful prescription drugs in interstate commerce. At the federal level, the Drug Supply Chain Security Act (“DSCSA”), among other things, requires standardized, unit-level traceability of pharmaceutical products along the entire drug supply chain and requires all trading partners to cooperate in an electronic, interoperable prescription drug traceability system. In October 2024, the FDA extended the compliance deadlines for the DSCSA interoperable unit-level traceability requirements to May 27, 2025, for manufacturers, August 27, 2025 for distributors, and November 27, 2025 for dispensers. The FDA stated that these extensions apply to trading partners who meet certain conditions. The Company believes its businesses are eligible for the extensions. The DSCSA also sets forth national standards for the licensure of wholesale drug distributors and third-party logistic providers and other requirements applicable to these entities and the FDA has issued a proposed rule with respect to these requirements. These federal and state regulatory requirements have increased, and may further increase, our compliance burden and distribution costs.
Additionally, federal and state governments may adopt other laws intended to protect the integrity of the supply chain, and those laws could affect our distribution business. For example, the Federal Trade Commission (“FTC”) and HHS issued a request for public comment in 2024 on how the practices of pharmaceutical wholesalers and group purchasing organizations impact generic drug shortages. Various industry stakeholders responded to this request, but no further action has been taken by the FTC or HHS.
Cybersecurity, Data Security, Privacy, and AI: We are subject to many cybersecurity, privacy, and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Our efforts to comply with these laws complicate our operations and add to our costs. We are subject to significant compliance obligations under privacy laws such as the Health Insurance Portability and Accountability Act of 1996, the General Data Protection Regulation in the European Union, the Personal Information Protection and Electronic Documents Act in Canada, and an expanding list of comprehensive state privacy laws in the U.S. Some privacy laws may prohibit the transfer of personal information to certain other jurisdictions or otherwise limit our use and disclosure of data. Many of these laws also require us to provide access or other data rights (modification, deletion, portability, etc.) to consumers’ and patients’ individual personal data records within specified periods of time. Cybersecurity laws such as the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022, proposed changes to the Federal Acquisition Regulation, and SEC reporting requirements may require us to provide notifications of certain cybersecurity incidents within short timeframes. Regulations and guidance targeting critical infrastructure entities, including McKesson, continue to be a focus of regulators. We are subject to privacy and data protection compliance audits or investigations by various governmental agencies. There is also an emerging trend of governmental entities proposing and providing regulatory guidance related to AI, including generative AI. If we or our third-party providers are restricted from using AI as a result of any regulatory views, laws or other measures, it could impact our operations, increase our compliance expense and burden, and cause us to incur costs to replace or modify our use of AI.
Environmental Regulation: We are subject to various federal, state, local, and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, as well as laws governing the operation of radiation-emitting equipment at U.S. Oncology Network practices.
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
Climate Change Regulation: Governments in the U.S. and abroad have adopted or are considering new or expanded policies and laws to address climate change. Such policies and laws may necessitate reductions in greenhouse gas (“GHG”) emissions; mandate that companies implement processes and controls to monitor and disclose climate-related matters; and impose additional taxes or offset charges on specified energy sources, among other requirements. Compliance with climate-related policies and laws may be further complicated by disparate regulatory approaches in various jurisdictions. Methodologies for reporting climate-related information may change and previously reported information may be retroactively adjusted, if required. New or expanded climate-related policies and laws could impose costs on us, including capital expenditures to develop data gathering and reporting systems, third-party attestations, and additional GHG reduction measures. Until the timing and extent of climate-related policies and laws are clarified, including due to legal challenges, we cannot predict their potential effect on our capital expenditures, results of operations, or competitive position.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Antitrust Laws: Antitrust and competition laws in the U.S. and elsewhere prohibit types of conduct deemed to be anti-competitive. Antitrust enforcement in the healthcare industry remains a focus of the FTC and the U.S. Department of Justice. Some of our strategic transactions may require review by competition regulators, with inherent delays. Violations of the antitrust laws can result in sanctions and other adverse actions, including criminal and civil penalties. Private plaintiffs also may bring civil lawsuits for alleged antitrust law violations, including claims for treble damages. These laws contribute to our compliance efforts and expense, and their enforcement might materially adversely affect our operations and growth strategy.
Other Information about the Business
Customers: During fiscal 2025, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 72% of our total consolidated revenues. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 24% of our total consolidated revenues in fiscal 2025. In fiscal 2023, we extended our pharmaceutical distribution partnership with CVS to June 2027. Our ten largest customers comprised approximately 48%, and CVS was approximately 23% of our total trade accounts receivable at March 31, 2025. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our U.S. Pharmaceutical segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers and our largest supplier accounted for 11% of our total purchases in fiscal 2025. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in fiscal 2025 accounted for approximately 69% of our total purchases.
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
Research and Development: Research and development expenses were $91 million, $77 million, and $89 million for the years ended March 31, 2025, 2024, and 2023, respectively.
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
Forward-Looking Statements
This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of trends, strategy, plans, prospects, assumptions, expectations, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in Item 1A of Part I of this report under “Risk Factors” and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Available Information
We routinely post on our company website, and via our social media channels, information that may be material to investors, including details and updates to information disclosed elsewhere, which may include business developments, earnings and financial performance, sustainability matters, details regarding upcoming events, and materials for presentations to investors and financial analysts. Investors are encouraged to monitor our website www.mckesson.com. Interested parties can sign up on our website, including our Investor Relations site, to receive automated e-mail alerts, such as via RSS newsfeed, when we post certain information. Interested parties can also follow our social media feed @McKesson on X, formerly known as Twitter. The content on any website or social media channel is not incorporated by reference into this report, unless expressly noted otherwise.
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
The Company is a defendant in many litigation matters alleging claims related to the distribution of controlled substances (opioids), as described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements in this Annual Report. We are sometimes named as a defendant in similar, new cases. The plaintiffs in those cases include governmental entities (such as states, provinces, counties, and municipalities) as well as businesses, groups, and individuals. The cases allege violations of controlled substance laws and other laws, and they make common law claims such as negligence and public nuisance. Many of these cases raise novel theories of liability and can have unexpected outcomes that we believe are not justified by evidence or existing law. Legal proceedings such as these often involve significant expense, management time and distraction, and risk of loss that can be difficult to predict or quantify. It is not uncommon for claims to be resolved over many years. Outcomes include monetary damages, penalties and fines, and injunctive or other relief that requires us to change our business operations and incur significant expense. Although the Company has valid defenses and is vigorously defending itself, some proceedings have been, and others may be, resolved by negotiated outcome. For example, we are subject to consent decrees issued by state courts that govern our distribution of controlled substances. Not all proceedings, however, are resolved by settlement. Our reputation has been and may continue to be impacted by publicity regarding opioids litigation and related allegations. An adverse outcome of any such legal proceedings might have a materially adverse impact on our business operations and our financial position or results of operations.
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
As described in “Government Regulation” in Item 1 of Part I above, our industry is highly regulated, and further regulation of our distribution businesses, technology products, and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations. We incur cleanup costs under environmental laws and may incur additional costs under environmental laws. Additionally, we are subject to various routine and ad hoc inspections and requests for information by governmental agencies to determine compliance with various statutes and regulations. Any noncompliance by us with applicable laws, or the failure to maintain, renew, or obtain necessary permits and licenses, could lead to enforcement actions or litigation and might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We are subject to extensive and frequently changing laws relating to healthcare fraud, waste, and abuse.
As described in “Government Regulation” in Item 1 of Part I above, federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position on, and scrutiny of, practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Those laws may be interpreted or applied in a manner that could require us to make changes in our operations at added expense. Alleged failures to comply with those laws, including the federal Anti-Kickback Statute, expose us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties. Such failures might result in the loss of licenses or our ability to participate in Medicare, Medicaid, or other federal and state healthcare programs, or pursue government contracts. These sanctions might have a materially adverse impact on our business operations and our financial position or results of operations.

We might lose our ability to purchase, store, or distribute pharmaceuticals, including controlled substances, and medical products.
As described in “Government Regulation” in Item 1 of Part I above, we are subject to the operating, quality, regulatory, and security requirements of the DEA, the FDA, various state boards of pharmacy, state health departments, CMS, and other agencies. Noncompliance with these requirements can result in inspectional observations, warning letters, product recalls, withdrawals or other market action, fines, seizures, injunctions, and other administrative, civil, and criminal enforcement actions. Noncompliance, enforcement actions or adverse decisions by regulators, or the inability to obtain, maintain, or renew permits, licenses, or other regulatory approvals needed for the operation of our businesses might have a materially adverse impact on our reputation, our business operations and our financial position or results of operations.
Privacy, cybersecurity, data protection, and AI laws increase our compliance burden.
As described in “Government Regulation” in Item 1 of Part I above, we are subject to a variety of privacy, cybersecurity, data protection, and AI laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. We also have contractual obligations that might be breached if we fail to comply with privacy and data security laws. The use of AI solutions by our employees or third parties on which we rely could also lead to the misuse of data or public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies, applicable laws, contractual requirements, or third-party intellectual property rights. Our efforts to comply with privacy, data security, and AI laws complicate our operations and add to our costs. A significant cybersecurity and/or privacy breach or failure to comply with privacy and data security laws, by us or by external service providers, vendors, or other third parties with which we do business, might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
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
We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, burdensome new laws or other adverse legal developments, or divestiture of a business or asset for less than its carrying value. There are inherent uncertainties in management’s estimates, judgments, and assumptions used in assessing recoverability of goodwill, intangibles, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, a deterioration in the U.S. and global financial markets, an increase in interest rates, an increase in inflation, or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. We have in the past recorded, and may be required to record, a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations. See Financial Note 10, “Goodwill and Intangible Assets,” for descriptions of impairments of goodwill or intangible or other long-lived assets in recent periods.
We experience cybersecurity incidents that might significantly compromise our technology systems or might result in material data breaches.
We, our external service providers, vendors, and other third parties with which we do business, use technology and systems to perform our business operations, such as the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and workforce. Despite our physical, technical, and administrative security measures as well as third party risk management processes as discussed in “Cybersecurity” in Item 1C of Part I below, technology systems and operations of the Company and third parties, including our external service providers and vendors, with which we do business, have experienced cybersecurity incidents and are subject to future cyberattacks and cybersecurity incidents. Companies in the healthcare industry are increasingly targeted for cyberattacks. Cybersecurity incidents include unauthorized occurrences on or conducted through our or our third parties’ information systems, such as tampering, malware insertion, ransomware attacks, or other system integrity events. The risk and efficacy of cyberattacks increases from time to time due to a variety of internal and external factors, including, but not limited to, the adoption of sophisticated and rapidly evolving techniques, such as adversarial AI, and during political or military unrest. Our adoption of AI also may create new attack surfaces or methods and generally increase cybersecurity and data protection risks and costs. A cybersecurity incident might involve a material data breach or other material impact to the confidentiality, integrity, availability, and operations of our technology systems or data, which might result in harm to patients, consumers, or employees; litigation or regulatory action; disruption of our business operations; loss of customers or revenue; cash flow impacts; and increased expense. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, regulators, and the public. Any cybersecurity incident might have a materially adverse impact on our business, our operations, our reputation, and our financial position or results of operations.
We experience significant problems with information systems or networks.
We rely on sophisticated information systems and networks to perform our business operations, such as to obtain, rapidly process, analyze, and manage data that facilitate the purchase and distribution of thousands of inventory items from distribution centers. We provide remote services that involve hosting customer data and operating software on our own or third-party systems. Our customers rely on their ability to access and use these systems, and their data, as needed, and our ability to compete effectively is increasingly dependent on access to, and interpretation of, data. Data quality impacts customer ordering, order fulfillment and higher order processing. If we fail to effectively implement and maintain data governance structures across our businesses, to effectively interpret and utilize such data, or protect the integrity of such data, including systems

Table of Contents	Item 1A Index
McKESSON CORPORATION
powered by or incorporating AI and machine learning, our operations could be impacted, and we may be at a competitive disadvantage. Our networks and hosting systems are also vulnerable to interruption or damage from sources beyond our control. When those information systems or networks are disrupted, or if the timely delivery of medical care or other customer business requirements are impaired, we experience injury to patients or consumers, litigation or regulatory action, disruption of our business operations, loss of customers or revenue, cash flow impacts, and increased expense. In addition, hardware, software, and other applications and updates procured from third parties may contain defects that have, or may in the future, unexpectedly restrict access to or interfere with the proper operations of our information systems and hardware. Any such problems might have a materially adverse impact on our business, our reputation, and our financial position or results of operations.
Our technology products or services might not conform to specifications or perform as we intend.
We sell and provide services involving complex software and technology that may contain errors, especially when first introduced to market. Healthcare professionals delivering patient care tend to have heightened sensitivity to system and software errors. If our software and technology services are alleged to have contributed to faulty clinical decisions, compromised continuity of patient care, or injury to patients, we might be subject to regulatory scrutiny or, claims by users of our software or services and/or their patients. Errors or failures might damage our reputation and negatively affect future sales. A failure of a system or software to conform to specifications might constitute a breach of warranty that could result in repair costs, contract termination, refunds, or claims for damages. These risks can be heightened upon the adoption of new technologies, including AI, and may introduce new or expanded risks, such as data inaccuracy, unreliability, or bias. Any of these types of errors or failures might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
Pharmaceutical and medical products that we distribute might not conform to specifications or perform as intended.
We distribute pharmaceutical, medical, and other FDA-regulated products manufactured by third parties and by our private label businesses, including medications that may be temperature sensitive or have limited shelf lives. Our systems and procedures are designed to maintain the safety and efficacy of the products throughout the sourcing and distribution process. Issues affecting product safety or efficacy can arise from manufacturing, storing, distributing, dispensing or using products, and can result in adverse consequences such as safety alerts, seizures, bans, recalls, withdrawals or other market action, suspensions, and other regulatory actions and sanctions, civil lawsuits, increased costs, disruptions, delays, and reputational damage. Any of these types of issues or results might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
We might not realize expected benefits from business process initiatives.
From time to time, we implement restructuring, cost reduction, or other business process initiatives that result in significant charges and expenses. These initiatives might fail to achieve our desired objectives or have unintended consequences such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be unable to successfully complete or integrate acquisitions or other strategic transactions.
Our growth strategy includes consummating acquisitions or other strategic transactions that either expand or complement our business. To fund these strategic transactions, we may require financing that may not be available on acceptable terms. We may not receive governmental approvals needed to complete proposed transactions, or such approvals may be subject to delays or conditions that reduce transaction benefits. Achieving the desired outcomes of these strategic transactions involves significant risks including: diverting management’s attention from other business operations; challenges with assimilating the acquired businesses, such as integration of operations, systems, and technologies; failure or delay in realizing operating synergies; difficulty retaining key acquired company personnel; unanticipated accounting or financial systems issues with the acquired business, which might affect our internal controls over financial reporting; disputes with the sellers of acquired businesses; unanticipated compliance issues in the acquired business; unknown or unanticipated cybersecurity issues; challenges retaining customers of the acquired business; unanticipated expenses or charges to earnings, including depreciation and amortization or potential impairment charges; and risks of known and unknown assumed liabilities in the acquired business. These risks at times have adversely affected, and could in the future adversely affect, our ability to achieve the anticipated benefits of an acquisition, and might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
From time to time we are adversely impacted by delays or other difficulties with divestitures.
When we decide to sell or otherwise divest assets or a business, we may encounter difficulty in finding buyers or exit strategies on acceptable terms or in a timely manner, which could delay the achievement of our strategic objectives. After the disposition, we might experience greater dissynergies than expected, and the impact of the divestiture on our revenue or profit might be larger than we expected. We might have difficulties with pre-closing conditions such as governmental approvals, which could delay or prevent the divestiture. We might have financial exposure in a divested business, such as through minority equity ownership, financial or performance guarantees, indemnities, or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. Any of these risks could adversely affect our ability to achieve the anticipated benefits of a divestiture and might have a materially adverse impact on our business operations and our financial position or results of operations.
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
We rely on third parties to perform certain business and administrative functions for us. We might not adequately develop, implement, and monitor these outsourced service providers, and we might not realize expected cost savings or other benefits. Third-party service providers experience cybersecurity incidents and other disruptions and can fail to perform their obligations due to various causes, which might cause us to incur operational difficulties, additional compliance requirements, or increased costs related to outsourced services. For example, our ability to use outsourcing resources in certain jurisdictions might be limited by legislative action or customer contracts, with the result that the work must be performed at greater expense or we may be subject to sanctions for non-compliance. Any of these risks might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
We may be unsuccessful in achieving our strategic growth objectives.
Our business strategy as a diversified healthcare services company includes investing to build an integrated oncology and specialty care platform and expand our biopharma services business. Our ability to grow those businesses will depend on our: hiring and retaining talented individuals with necessary knowledge and skills; acquiring, developing, and implementing new technologies and capabilities, including AI; forming and expanding business relationships; and successfully competing against providers of similar services. New technologies, such as AI, may not result in the benefits we anticipate, may not enable us to maintain a competitive advantage, and may require us to expend significant resources. We have increased, and expect to continue to increase, our use of AI technology. The AI technologies we employ may become obsolete earlier than planned or we may be unsuccessful at realizing the benefits of these investments. Additionally, some of our historical competitors and a growing number of new competitive entrants have more experience than we do in enabling technologies such as data analytics, machine learning, or AI. We may not achieve our desired return on our investments through our growth strategies. If we fail to achieve acceptable sales and profitability in our strategic growth areas, it might have a materially adverse impact on our business prospects and our financial position or results of operations.
We are impacted by customer purchase reductions, contract non-renewals, payment defaults, and bankruptcies.
Some of our customers from time to time reduce the amounts they purchase from us, do not renew their purchase contracts with us, renew their purchase contracts at less favorable terms, delay or default on their payments to us, or avoid payments to us through bankruptcy proceedings. At March 31, 2025, sales to our largest customer represented approximately 24% of our total consolidated revenues and approximately 23% of our total trade receivables, and those of our ten largest customers combined accounted for approximately 72% of our consolidated revenues and approximately 48% of our trade receivables. Refer to “Other Information about the Business” in Item 1 of Part I above for additional details on our customers. One or more customer purchase reductions, contract non-renewals, renewals at less favorable terms, payment defaults, or bankruptcies might have a materially adverse impact on our business operations and our financial position or results of operations.
Our contracts with governmental entities involve future funding and compliance risks.
Our contracts with governmental entities are subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In addition, the future volume of products or services purchased by a government customer is often uncertain. Our government contracts might not be renewed or might be terminated for convenience with little prior notice. They might be modified with less favorable terms. Government contracts typically expose us to higher potential liability than do other types of contracts. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulation, Procurement Integrity Act, Buy American Act, Trade Agreements Act, and other laws and requirements. New or revised laws, requirements, and policies, or changes in the interpretation of existing laws, requirements, and policies, could adversely affect our business and competitiveness and increase our compliance costs. We are subject to government audits, investigations, and oversight proceedings. Governmental agencies routinely review and audit government contractors to determine whether they are complying with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we may be subject to various sanctions such as monetary damages, criminal and civil penalties, termination of contracts, and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We might be harmed by changes in our relationships or contracts with suppliers.
We attempt to structure our distribution agreements with manufacturers to ensure that we are appropriately and predictably compensated for the services we provide. Certain distribution agreements with manufacturers include product price inflation as a component of our consideration, and we cannot control the frequency or magnitude of price changes. Laws limiting or reducing product prices, and changes to manufacturers’ pricing policies or practices as a result of changing laws, impact our distribution agreements. We might be unable to renew distribution agreements with manufacturers in a timely and favorable manner. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might infringe intellectual property rights or our intellectual property protections might be inadequate.
We believe that our products and services do not infringe the proprietary rights of third parties, but third parties have asserted infringement claims against us and may do so in the future. If a court were to hold that we infringed other’s rights, we might be required to pay substantial damages, develop non-infringing products or services, obtain a license, stop selling or using the infringing products or services, or incur other sanctions. We rely on trade secret, patent, copyright, and trademark laws, nondisclosure obligations, and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. We might initiate costly and time-consuming litigation to protect our trade secrets, to enforce our patent, copyright, and trademark rights, and to determine the scope and validity of the proprietary rights of others. Our intellectual property protection efforts might be inadequate to protect our rights. Our competitors might develop non-infringing products or services equivalent or superior to ours. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Our use of third-party data is subject to risks and limitations that could impede the growth of our data services business.
We attempt to structure our processes to satisfy contractual and other operative data usage rights and limitations associated with customers, industry partners, and other third-party data flowing through our businesses. These rights and limitations can apply to confidential commercial data and personal data provided to us. Failure to satisfy these data usage rights and limitations can lead to legal claims such as contractual breaches or data protection and privacy law violations. If a court were to hold that our use of data is not consistent with our rights and limitations, we might be required to pay substantial damages; we might need to stop using, sharing, and/or selling certain products and services; or we might incur other financial, legal, and/or reputational consequences. In addition, we might be unable to negotiate and/or obtain at an acceptable cost the data usage rights needed to advance our data strategy growth and AI objectives. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be unable to successfully recruit and retain qualified employees.
Our ability to attract, engage, develop, and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers results in increased salaries, benefits, or other employee-related costs, or in our failure to recruit and retain employees. We may experience sudden loss of key personnel due to a variety of causes, such as illness; and although we must adequately plan for timely succession of key management roles, our succession plans might not be effective, and employees might not successfully transition into new roles. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Industry and Economic Risks
We might be adversely impacted by healthcare reform such as changes in pricing and reimbursement models.
Many of our products and services are designed to function within the structure of current healthcare financing and reimbursement systems. The healthcare industry and related government programs are changing. Some of these changes increase our risks and create uncertainties for our business.
For example, some changes in reimbursement methodologies (including government rates) for pharmaceuticals, medical treatments, and related services reduce profit margins for us and our customers and impose new legal requirements on healthcare providers. Those changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the bases for payments, shifts from fee-for-service pricing towards value-based payments and risk-sharing models, and increases in the use of managed care.

Table of Contents	Item 1A Index
McKESSON CORPORATION
In the U.S., the ACA significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. Enactment of the IRA and its implementation over the next several years is anticipated to bring meaningful changes in how Medicare pays for drugs and various benefit design changes, which are all intended to reduce the price of drugs. Three central features of the IRA authorize the government to negotiate drug prices for certain Parts B and D drugs over time, establish an inflationary rebate program, and cap patient cost sharing under Medicare Part D. The implementation of these and other features of the IRA may result in significant changes to the pharmaceutical value chain as manufacturers, pharmacy benefit managers, managed care organizations, and other industry stakeholders look to implement new transactional flows and adapt their business models. Any such changes to arrangements involving our business as a result of this legislation, such as changes to our distribution agreements with manufacturers impacted by the IRA, may materially affect our business. The extent of the effects of the IRA remains uncertain due to a number of factors, including the potential for future regulations and guidance promulgated by HHS to implement provisions of the IRA. We continue to evaluate the impact of this law on our business.
Private challenges to government healthcare policy may also have significant impacts on our business. For example, many pharmaceutical manufacturers have unilaterally restricted sales under the Public Health Service’s 340B Drug Pricing Program (the “340B program”) to contract pharmacies. The 340B program requires manufacturers to offer discounts on certain drugs purchased by “covered entities,” which include safety-net providers. The Health Resources and Services Administration (“HRSA”) has taken the position that a covered entity may dispense such discounted drugs through multiple contract pharmacies. Starting in 2020, some manufacturers began to restrict such practices. Certain manufacturers and HHS continue to litigate these issues. The U.S. Courts of Appeal for the Third and D.C. Circuits have ruled that Section 340B of the Public Health Service Act does not require manufacturers to provide discounted drugs to an unlimited number of contract pharmacies. The U.S. Court of Appeals for the Seventh Circuit also is addressing this issue but has not yet ruled. Separately, several entities have filed lawsuits against HHS and HRSA related to the proposed implementation of rebate models to effectuate 340B pricing. Any changes to our arrangements that result from the rulings in these cases might have an adverse impact on our business.
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
Although there is substantial uncertainty about the likelihood, timing, and results of these health reform efforts and challenges, their implementation or outcome might have a materially adverse impact on our business operations and our financial position or results of operations.
We are adversely impacted by competition and industry consolidation.
Our businesses face a highly competitive global environment with strong competition from international, national, regional, and local full-line, short-line, and specialty distributors, service merchandisers, self-warehousing chain drug stores, manufacturers engaged in direct distribution, third-party logistics companies, and large payer organizations. In addition, our businesses face competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers, which may from time to time decide to develop, for their own internal needs, supply management capabilities that might otherwise be provided by our businesses. We also may face competition from companies that move faster to adopt emerging technologies. Due to consolidation, a few large suppliers control a significant share of the pharmaceuticals market. This concentration reduces our ability to negotiate favorable terms with suppliers and causes us to depend on a smaller number of suppliers. Many of our customers, including healthcare organizations, have consolidated or joined group purchasing organizations and have greater power to negotiate favorable prices. Consolidation by our customers, suppliers, and competitors might reduce the number of market participants and give the remaining enterprises greater bargaining power, which might lead to erosion in our profit margin. Consolidation might increase counterparty credit risk because credit purchases increase for fewer market participants. Consolidation also might affect our ability to achieve our growth objectives through acquisitions and other strategic transactions. These competitive pressures and industry consolidation might have a materially adverse impact on our business operations and our financial position or results of operations.
From time to time we have difficulties in sourcing or selling products due to a variety of causes and are adversely impacted by disruptions or changes in product supply.
We rely on third parties for the supply of pharmaceutical and other products, and our operations are subject to our suppliers’ continued ability to supply the products that we require. From time to time, we experience difficulties and delays in

Table of Contents	Item 1A Index
McKESSON CORPORATION
sourcing and selling products due to a variety of causes that result in suppliers’ failure to satisfy production demand. Among these causes are suppliers’ challenges in complying with legal requirements (including product and production quality standards), access to raw materials, inputs, and finished goods, manufacturing shutdowns, and operational and systems difficulties. Supply disruptions also arise from other factors beyond our control, such as product rationalization; government actions or policies (including trade sanctions, tariffs and other trade restrictions, as well as the requisition, diversion, or allocation of inventory); shifts in customer or societal demand for products; labor disputes or shortages; ethical sourcing issues; supplier financial distress; natural disasters and weather-related events; civil unrest; military conflicts; and epidemics or pandemics. In these types of situations, our alternative sourcing efforts are not always fully successful. We might experience extended delays or incur higher sourcing costs or suffer harm to our customer relationships and reputation. Furthermore, changes in the healthcare industry’s or our suppliers’ pricing, selling, inventory, distribution, or supply policies or practices could significantly reduce our revenues and net income. Any of these disruptions or changes might have a materially adverse impact on our business operations and our financial position or results of operations.
We are adversely impacted as a result of our distribution of generic pharmaceuticals.
Our generic pharmaceuticals distribution business is subject to both product availability and pricing risks. We might experience disruptions in our supply of generic pharmaceuticals. We have been impacted when, due to regulatory and supply chain challenges, our supplier partners are not able to deliver products that we have committed to source from them. Input cost increases, product discontinuations, and market shortages could result in ClarusONE, our joint venture with Walmart Inc., being unsuccessful in sourcing product to meet the needs of our customers, or could negatively impact our margin. Generic drug manufacturers offer a generic version of branded pharmaceuticals and routinely challenge the validity or enforceability of branded pharmaceutical patents in order to launch the drug pre- or post-loss of exclusivity. Patent holders have asserted infringement claims against us for distributing those generic versions they believed to have infringed a patent, and the generic drug manufacturers may not fully indemnify us against such claims. These risks and outcomes, as well as changes in the nature, frequency, or magnitude of generic pharmaceutical launches, might have a materially adverse impact on our business operations and our financial position or results of operations.
We are adversely impacted by changes in the economic environments in which we operate, including from inflation, an economic slowdown, a recession, or fluctuations in foreign currency exchange rates.
Inflationary conditions result in increased costs associated with our normal business operations and decreased levels of consumer commercial spending and, to the extent we are not able to offset such cost increases from our suppliers, increase the costs which we incur to purchase inventories and services. Inflationary pressure is increased by factors such as supply chain disruptions, labor market tightness, actual or announced tariffs, government policies, interest rate changes, and foreign exchange rate changes. An economic slowdown or a recession could also reduce the prices our customers are able or willing to pay for our products and services and reduce the volume of their purchases. In addition to rising inflation, rising interest rates, the impact of banking failures or perceived failures and related contagion, consumer sentiment, political circumstances, military conflicts, and civil unrest may contribute to recessionary pressure. Our non-U.S. operations, import and export of products sold in non-U.S. dollar (USD) denominations, non-USD intercompany loans, and our substantial international net assets also expose us to foreign currency exchange rate risk. Changes in the economic environments in which we operate might have a materially adverse impact on our business operations and our financial position or results of operations.
Changes affecting capital and credit markets might impede access to credit, increase borrowing costs, and disrupt banking services for us and our customers and suppliers and might impair the financial soundness of our customers and suppliers.
Volatility and disruption in global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by financial institutions, reduced creditworthiness of our customers or suppliers, or decreased liquidity and increased costs in the commercial paper market, might adversely affect the borrowing ability and cost of borrowing for us and our customers and suppliers. Credit rating agencies regularly review our credit and rate our outstanding debt; and any downgrades in our credit ratings might limit our access to public debt markets, decrease financial institutions willingness to lend to us, lead to more restrictive debt covenants, increase our borrowing costs, and adversely affect our earnings. We generally sell our products and services under short-term unsecured credit arrangements. An adverse change in general or entity~~-~~specific economic conditions or access to capital might cause our customers to reduce their purchases from us, or delay payments, or fail to pay amounts, owed to us. Suppliers might increase their prices, reduce their output, or change their terms of sale due to limited availability of credit. Suppliers might be unable to make payments due to us for fees, returned products, or incentives. Interest rate increases or changes in capital market conditions, including as a result of macroeconomic

Table of Contents	Item 1A Index
McKESSON CORPORATION
events, might impede our or our customers’ or suppliers’ ability or cost to obtain credit. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be adversely impacted by tax legislation or challenges to our tax positions.
We are subject to the tax laws in the U.S. at the federal, state, and local government levels and to the tax laws of other jurisdictions in which we operate or sell products or services. Tax laws might change in ways that adversely affect our tax positions, effective tax rate, and cash flow. The tax laws are extremely complex and subject to varying interpretations. For example, the European Union and other countries (including countries in which we operate) have committed to enacting changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the Organization for Economic Co-operation and Development’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis which many jurisdictions have enacted or committed to enact. The impact of these new and potential regulations as well as any other changes in domestic and international tax regulations could have a material effect on our effective tax rate. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions are sometimes challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows, and our financial position or results of operations.
General Risks
Conditions and events outside of our control, such as widespread public health issues, natural disasters, and geopolitical factors adversely impact our business operations and our financial position or results of operations.
From time to time we are adversely affected by conditions and events outside of our control, including: widespread public health issues such as epidemic or pandemic infectious diseases; natural disasters and other catastrophic events such as earthquakes, floods, or severe weather; and geopolitical factors such as terrorism, military conflicts, civil unrest, political circumstances (including changes in international relations), changes or uncertainty in government policies (including with respect to U.S. or international trade), actual or announced tariffs or other trade restrictions, or changes in laws or their interpretation. These conditions and events can disrupt operations for us, our suppliers, our vendors, and our customers, as well as impair product manufacturing, supply, and transport availability and cost in unpredictable ways that depend on highly uncertain future developments. They might affect consumer confidence levels and spending or the availability of certain goods, commodities, raw materials, and other inputs. In response to these types of conditions and events, we might seek alternate sources for product supply, incur additional sourcing or distribution costs, suspend operations, implement extraordinary procedures, or suffer consequences that are unexpected and difficult to mitigate. For example, recently imposed or announced U.S. tariffs, as well as any retaliatory tariffs or other trade restrictions imposed by other countries, might require us to incur substantial additional sourcing costs, raise prices on certain products, or seek alternate supply sources. If we are unable to effectively manage or offset the impact of new tariffs or other trade restrictions, or find alternate sources of supply, we might be competitively disadvantaged or experience reduced profit margins or supply disruptions. Further, we might suffer harm to our customer relationships. Any of the foregoing risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We may be adversely affected by global climate change or by regulatory or market responses to such change.
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

Table of Contents	Item 1A Index
McKESSON CORPORATION
Evolving expectations and regulatory requirements related to governance and sustainability matters may damage our reputation and have an adverse effect on our business, financial condition, and results of operations.
Investors, regulators, employees, customers, and other stakeholders continue to focus on companies’ governance and sustainability (“G&S”) practices and policies, including those related to human capital management, climate change, environmental responsibility, and social impact. Given the varied and at times divergent views of different stakeholder groups, any action or inaction by us with respect to G&S matters may be perceived negatively by some stakeholders. Furthermore, the G&S regulatory landscape is evolving and uncertain. New or revised laws and policies, or changes in the interpretation of existing laws and policies, could increase our compliance costs and expose us to legal risks. From time to time, we make statements regarding our sustainability goals. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could impose costs on us. In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Moreover, we may determine that it is in the best interests of the Company and our stockholders to prioritize other business investments over the achievement of our sustainability goals based on various factors such as our business strategy, technological and regulatory developments, industry standards, and input or pressure from stakeholders. If our G&S practices or outcomes do not align with stakeholder expectations or evolving regulatory requirements, our reputation, stock price, ability to access capital markets, and employee recruitment and retention efforts might be negatively affected. We also could face litigation or government action. Any of the foregoing risks might have a materially adverse impact on our business, financial condition, and results of operations.
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
Our Cybersecurity Risk Management Program (“RM Program”) is aligned with the National Institute of Standards and Technology Cybersecurity Framework and other industry best practices. The RM Program is designed to identify, assess and mitigate material cybersecurity risks.

McKESSON CORPORATION
We have implemented cybersecurity controls designed to protect our systems, data and operations from cybersecurity risks. Enterprise-wide cybersecurity and privacy training continue to serve an important role in risk reduction and protection of the Company and our stakeholders. We require periodic access-based and role-based privacy and cybersecurity training, which is updated to reflect changes in the threat environment, audit findings, laws, and regulations. We also engage and educate employees through cybersecurity and privacy awareness programs and communication campaigns. Our Cybersecurity Incident Response Plan (“Response Plan”) provides a framework for responding to cybersecurity incidents. The Response Plan governs activities such as preparation, detection, coordination, eradication, recovery, and appropriate escalations to the Company’s senior management, disclosure committee, Board, and relevant Board committees. The Response Plan is routinely tested, reviewed and updated as appropriate under the leadership of our Chief Information Officer and Chief Technology Officer (“CIO/CTO”) with the assistance of the Company’s Chief Information Security Officer (“CISO”).
We also engage internal and external assessors, consultants, auditors, and other third parties, to assess our RM Program . We manage cybersecurity risks associated with third parties, including vendors, service providers, and external users of our systems. This includes conducting due diligence on the third parties we use, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems, and by using contracts to reinforce their cybersecurity obligations.
Although we believe that we maintain reasonable cybersecurity measures, we recognize that cyber threats continue to evolve, and no system is immune to risk.
Both intentional and unintentional occurrences have caused, and could cause in the future, a variety of adverse business impacts to our information systems and data. For a discussion of whether and how any risks from cybersecurity threats have affected or, if realized, are reasonably likely to materially affect the Company, see “Risk Factors” in Item 1A of Part I above for additional information on risks related to our business, including for example, risks related to privacy and data protection, cybersecurity incidents, third-party relationships, and continuity of our information systems and networks, operational technology, and technology products or services.
Governance
Our CIO/CTO leads management’s assessment and management of cybersecurity risk with the assistance of the Company’s CISO who reports to the CIO/CTO. The CIO/CTO reports to our CFO, is a member of the Executive Operating Team, and provides updates to that group about cybersecurity matters. Our CIO/CTO has more than 29 years of experience managing technology and risks, and advising on cybersecurity issues and our CISO has more than 21 years of relevant experience, is a Certified Information System Security Professional (CISSP), and a Certified Information Systems Auditor (CISA).
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

McKESSON CORPORATION
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

Name	Age	Position with Registrant and Business Experience

Brian S. Tyler	58	Chief Executive Officer and a director since April 2019; President and Chief Operating Officer from August 2018 to March 2019; Chairman of the Management Board of McKesson Europe AG from 2017 to 2018; President and Chief Operating Officer, McKesson Europe from 2016 to 2017; President of North America Distribution and Services from 2015 to 2016; and Executive Vice President, Corporate Strategy and Business Development from 2012 to 2015.

Britt J. Vitalone	56	Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014.

LeAnn B. Smith	50	Executive Vice President and Chief Human Resources Officer since December 2022. Previously, Senior Vice President, Talent Management and Development from 2021 to 2022. Chief People Leader, Global Corporate Functions for Walmart Inc. (retail) from 2018 to 2021.

Thomas L. Rodgers	54	Executive Vice President, Chief Strategy and Business Development Officer since June 2020. Previously, Senior Vice President and Managing Director of McKesson Ventures from 2014 to 2020.

Michele Lau	49	Executive Vice President and Chief Legal Officer since January 2024. Chief Legal Officer and Corporate Secretary, GoDaddy (technology services) from July 2021 to November 2023. Senior Vice President, Corporate Secretary and Associate General Counsel at McKesson from March 2018 to June 2021 and various other legal roles at McKesson from 2008 to 2018.

McKESSON CORPORATION
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information: The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”) under the trading symbol “MCK.”
Holders: At March 31, 2025, there were 3,895 holders of record of our common stock.
Dividends: In July 2024, our quarterly dividend was raised from $0.62 to $0.71 per share of common stock for dividends declared on or after such date by the Board. We declared regular cash dividends of $2.75, $2.40, and $2.09 per share for the years ended March 31, 2025, 2024, and 2023, respectively.
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
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the IRA. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit). Excise taxes do not reduce our remaining authorization for the repurchase of common stock. As of March 31, 2025 and March 31, 2024 excise taxes of $26 million and $25 million were accrued within “Other accrued liabilities” in the Company’s Consolidated Balance Sheet, for shares repurchased during the years ended March 31, 2025 and 2024, respectively. On October 30, 2024, the Company made a payment of $25 million for fiscal 2024 excise taxes previously accrued.
Refer to Financial Note 18, “Stockholders' Equity (Deficit),” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for a full discussion of the Company’s share repurchases for the years ended March 31, 2025, 2024, and 2023.

McKESSON CORPORATION
The following table provides information on our share repurchases during the fourth quarter of fiscal 2025:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
January 1, 2025 - January 31, 2025	0.2	$587.77	0.2	$7,635
February 1, 2025 - February 28, 2025	0.2	602.54	0.2	7,519
March 1, 2025 - March 31, 2025	0.1	643.72	0.1	7,469
Total	0.5		0.5
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $3 million of excise taxes incurred on share repurchases for the three months ended March 31, 2025. The remaining authorization outstanding for repurchases of common stock excludes $26 million of excise taxes incurred on share repurchases for the year ended March 31, 2025.
(3)In July 2023 and July 2024, the Board authorized the Company to repurchase up to an additional $6.0 billion and $4.0 billion shares of common stock, respectively, which have no expiration date.

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

	March 31,
	2020	2021	2022	2023	2024	2025
McKesson Corporation	$100.00	$145.67	$230.55	$269.71	$408.88	$514.93
S&P 500 Index	$100.00	$156.35	$180.81	$166.84	$216.69	$234.57
S&P 500 Health Care Index	$100.00	$134.04	$159.63	$153.73	$178.46	$179.18
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2020 and that all dividends are reinvested.
Item 6.    Reserved.

Table of Contents	MD&A Index
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
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year refer to our fiscal year.
Our Financial Review within this Annual Report generally discusses fiscal 2025 and fiscal 2024 results and year-over-year comparisons between fiscal 2025 and fiscal 2024. For a discussion of our year-over-year comparisons between fiscal 2024 and fiscal 2023, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our Annual Report on Form 10-K for the year ended March 31, 2024, previously filed with the Securities and Exchange Commission on May 8, 2024.
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
•Prescription Technology Solutions is a reportable segment that combines automation and our ability to navigate the healthcare ecosystem to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies to address patients’ medication access, affordability, and adherence challenges. RxTS offers technology services, which includes electronic prior authorization, prescription price transparency, benefit insight, dispensing support services, in addition to third-party logistics, and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S. In May 2025, we announced our intention to separate this segment into an independent company.
•International is a reportable segment that includes our operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and included Rexall Health retail pharmacies. During fiscal 2025, we completed the sale of Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”). This divestiture is further described in the “Canadian Divestiture Activities” section below. Our Norwegian operations provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies.
Business Acquisitions and Divestitures
Community Oncology Revitalization Enterprise Ventures, LLC
On August 26, 2024, we entered into a definitive agreement to acquire a 70% controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), an internal business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC, for approximately $2.49 billion cash, subject to certain customary adjustments. Following the completion of the transaction, Core Ventures will be part of the Oncology platform, and financial results will be reported within our U.S. Pharmaceutical segment. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired in late April 2025. We expect the transaction to close during the first quarter of fiscal 2026, subject to satisfaction of customary closing conditions.
PRISM Vision Holdings, LLC
On April 2, 2025, we announced the completion of our previously announced acquisition of a controlling interest in PRISM Vision Holdings, LLC (“PRISM Vision”), a leading provider of general ophthalmology and retina management services. We purchased an approximate 80% and PRISM Vision physicians retained a 20% interest. The financial results of PRISM Vision will be reported within our U.S. Pharmaceutical segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Canadian Divestiture Activities
On December 30, 2024, we completed the sale of our Canadian retail disposal group for an adjusted purchase price consisting of a cash payment of $9 million, received upon closing, and a note of $120 million, measured at fair value and accruing interest upon satisfaction of certain conditions, and payable to the Company at the end of six years. We recorded a charge of $667 million for the year ended March 31, 2025 in total operating expenses to remeasure the Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment includes a $48 million loss related to the accumulated other comprehensive loss balances associated with the disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,”, to the consolidated financial statements included in this Annual Report for more information.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the year ended March 31, 2025:
•For the year ended March 31, 2025 compared to the prior year, revenues increased by 16%, gross profit increased by 4%, total operating expenses were flat, and other income, net increased by $70 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share from continuing operations attributable to McKesson Corporation increased to $25.72 in fiscal 2025 from $22.39 in the prior year;
•During the year ended March 31, 2025, we onboarded a new strategic partner within our U.S. Pharmaceutical segment;
•During fiscal 2025, we completed the sale of our Canadian retail disposal group and total operating expenses for the year ended March 31, 2025 includes fair value remeasurement charges of $667 million;
•For the year ended March 31, 2025, we recorded restructuring charges of $298 million related to an enterprise-wide initiative to drive operational efficiencies as further described in the “Restructuring Initiatives” section of “Overview of Consolidated Results” below;
•We received $444 million for the year ended March 31, 2025 related to our share of antitrust legal settlements. This amount was recorded as a gain within “Cost of sales” in the Consolidated Statement of Operations within our U.S. Pharmaceutical segment;
•For the year ended March 31, 2025, we recognized a net discrete tax benefit of $258 million related to the sales of certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions;
•We recorded a charge of $108 million for the year ended March 31, 2025 related to our estimated liability for opioid-related claims as further described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report;
•For the year ended March 31, 2025, we recognized a net gain of $100 million related to a recapitalization event of one of our investments in equity securities which resulted in an increase to the carrying value of this investment as discussed in Financial Note 15, “Fair Value Measurements,” to the consolidated financial statements included in this Annual Report;
•On September 10, 2024, we completed a public offering of 4.25% Notes due September 15, 2029 (the “2029 Notes”) in a principal amount of $500 million. Proceeds received from this note issuance, net of discounts and offering expenses were approximately $496 million;
•During the year ended March 31, 2025, we utilized the net proceeds from the issuance of the 2029 Notes, along with cash on hand, to redeem our $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 (the “2026 Notes”) prior to maturity; and
•We returned $3.5 billion of cash to shareholders during fiscal 2025 through $3.1 billion of common stock repurchases through open market transactions and $345 million of dividend payments. In July 2024, our Board of Directors (the “Board”) approved an increase of $4.0 billion in the authorization for repurchase of the Company’s common stock and raised our quarterly dividend to $0.71 from $0.62 per share of common stock. The total remaining authorization outstanding for repurchases of the Company’s common stock at March 31, 2025 was $7.5 billion.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Trends and Uncertainties:
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. Other than as to the settlements described in Financial Note 17, “Commitments and Contingent Liabilities,”, we have not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
Rite Aid Bankruptcy Proceedings
During fiscal 2024, our customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, we recorded a provision for bad debts of $725 million for the year ended March 31, 2024, representing the uncollected trade accounts receivable from sales to Rite Aid prior to its bankruptcy petition filing.
Rite Aid's restructuring plan was approved by the court and the company successfully emerged from bankruptcy in August 2024. During the year ended March 31, 2025, we reassessed our initial estimates made in conjunction with the previously reserved prepetition balances, including cash received during the period, resulting in a reversal of $206 million recorded within “Selling, distribution, general, and administrative expenses” in our Consolidated Statements of Operations and included within our U.S. Pharmaceutical segment. During the year ended March 31, 2025, we released $237 million of allowance for doubtful accounts against trade accounts receivables, representing the write-off of uncollectible receivables related to the Rite Aid provision in the Consolidated Balance Sheet. On May 5, 2025, Rite Aid filed a second voluntary petition under Chapter 11 of the Bankruptcy Code.
We believe the reserves maintained and any adjustments recorded for Rite Aid trade accounts receivable are appropriate and consistent with our accounting policy and assessment of the information currently available. We evaluate our reserves periodically and as circumstances warrant, which may result in changes to our reserves. For additional disclosure of our policy regarding allowances for credit losses, refer to the “Critical Accounting Estimates” section included in this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Years Ended March 31,
	2025	2024	Change
Revenues	$359,051	$308,951	16%
Gross profit	13,323	12,828	4
Gross profit margin	3.71%	4.15%	(44)	bp
Total operating expenses	$(8,901)	$(8,919)	—%
Total operating expenses as a percentage of revenues	2.48%	2.89%	(41)	bp
Other income, net	$202	$132	53%
Interest expense	(265)	(252)	5
Income before income taxes	4,359	3,789	15
Income tax expense	(878)	(629)	40
Reported income tax rate	20.1%	16.6%	350	bp
Net income	3,481	3,160	10
Net income attributable to noncontrolling interests	(186)	(158)	18
Net income attributable to McKesson Corporation	$3,295	$3,002	10%

Diluted earnings per common share attributable to McKesson Corporation	$25.72	$22.39	15%

Weighted-average diluted common shares outstanding	128.1	134.1	(4)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Revenues
Revenues increased for the year ended March 31, 2025 compared to the prior year largely due to market growth in our U.S. Pharmaceutical segment, including higher volumes largely from retail national account customers and growth in specialty pharmaceuticals. Market growth includes growing drug utilization and newly launched products, partially offset by branded to generic drug conversion. This revenue growth was also favorably impacted by higher pharmaceutical distribution volumes in our International segment.
Gross Profit
Gross profit increased for the year ended March 31, 2025 compared to the prior year primarily in our U.S. Pharmaceutical segment driven by growth of specialty pharmaceuticals, growth from retail national account customers, and our share of antitrust legal settlements received in fiscal 2025, partially offset by last-in, first-out (“LIFO”) inventory charges in fiscal 2025 and higher restructuring charges.
Gross profit for the years ended March 31, 2025 and 2024 included gains of $444 million and $244 million, respectively, representing our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
Gross profit for the years ended March 31, 2025 and 2024 also included a LIFO charge of $82 million and a credit of $157 million, respectively. The LIFO charge in fiscal 2025 compared to a credit in fiscal 2024 was primarily due to higher brand inflation compared to the prior year. Refer to the “Critical Accounting Estimates” section included in this Financial Review for further information regarding the use of the LIFO method of accounting within our U.S. Pharmaceutical business.
Gross profit for the year ended March 31, 2025 was impacted by an inventory impairment charge of $58 million related to restructuring initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements in this Annual Report. We recorded this amount related to impairment of inventories within "Cost of sales" in the Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
Total Operating Expenses
A summary and description of the components of our total operating expenses for the years ended March 31, 2025 and 2024 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, provision for bad debts and related recoveries, remeasurement charges to fair value less costs to sell, and other general charges.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

	Years Ended March 31,
(Dollars in millions)	2025	2024	Change
Selling, distribution, general, and administrative expenses	$8,507	$8,657	(2)%
Claims and litigation charges, net	108	147	(27)
Restructuring, impairment, and related charges, net	286	115	149
Total operating expenses	$8,901	$8,919	—%
Percent of revenues	2.48%	2.89%	(41)	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis points
Total operating expenses and total operating expenses as a percentage of revenues decreased for the year ended March 31, 2025 compared to the prior year. Total operating expenses for the years ended March 31, 2025 and 2024 were affected by the following significant items:
Fiscal 2025
•SDG&A includes charges of $667 million to remeasure our Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment includes a $48 million loss related to the accumulated other comprehensive loss balances associated with this disposal. Of the total charges recorded during the period, $605 million are included within our International segment and $62 million are included within Corporate expenses, net;
•SDG&A includes a credit of $206 million related to the bankruptcy of Rite Aid. Refer to the Rite Aid Bankruptcy Proceedings section of “Trends and Uncertainties” for further discussion;
•Claims and litigation charges, net primarily consists of a charge of $108 million related to our estimated liability for opioid-related claims as discussed in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report; and
•Restructuring, impairment, and related charges, net of $286 million, are discussed below under “Restructuring Initiatives” as well as Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
Fiscal 2024
•SDG&A includes a provision for bad debts of $725 million related to the bankruptcy of Rite Aid in October 2023. Refer to the Rite Aid Bankruptcy Proceedings section of “Trends and Uncertainties” for more information;
•SDG&A includes a fair value adjustment gain of $78 million which reduced our contingent consideration liability related to the Rx Savings Solutions, LLC (“RxSS”) acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures” to the consolidated financial statements included in this Annual Report;
•SDG&A was impacted by lower operating expenses from the completed divestiture of our E.U. disposal group in fiscal 2023, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report;
•Claims and litigation charges, net primarily consists of a charge of $149 million related to our estimated liability for opioid-related claims as discussed in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report; and
•Restructuring, impairment, and related charges, net of $115 million are primarily related to Corporate expenses, net. Refer to the “Restructuring Initiatives” discussion below as well as Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2025 and fiscal 2024 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded in fiscal 2025 and fiscal 2024. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods. Refer to the “Critical Accounting Estimates” included in this Financial Review for further information.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $286 million and $115 million for the years ended March 31, 2025 and 2024, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Consolidated Statements of Operations.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which are intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions, and U.S. Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the year ended March 31, 2025, we recorded charges of $240 million related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments recorded within “Restructuring, impairment, and related charges, net” in the Consolidated Statements of Operations, and $58 million for the year ended March 31, 2025 related to inventory impairments recorded within “Cost of sales” in the Consolidated Statements of Operations.
During the fourth quarter of fiscal 2023, we approved a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, with the intent of simplifying our infrastructure and realizing long-term sustainable growth. These initiatives included headcount reductions and the exit or downsizing of certain facilities. We recorded charges of $45 million for the year ended March 31, 2024 related to this program. This restructuring program was substantially complete in fiscal 2024.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.
Other Income, Net
Other income, net increased for the year ended March 31, 2025 compared to fiscal 2024 primarily due to net gains of $101 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry and a favorable impact from interest income, partially offset by charges of $87 million related to the termination of the U.K. pension plan and a loss of $43 million related to one of our equity method investments.
Interest Expense
Interest expense increased in fiscal 2025 compared to the prior year primarily due to increased average balances of the Company’s loan portfolio in fiscal 2025, and a prior year gain on debt extinguishment of $9 million. These increases were partially offset by increased capitalized interest from higher capital spending, changes in our derivative portfolio in fiscal 2025, and a decline in commercial paper borrowings in fiscal 2025 compared to fiscal 2024. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, amounts and interest rates of commercial paper borrowings, as well as amounts incurred associated with financing fees.
Income Tax Expense
We recorded income tax expense of $878 million and $629 million for the years ended March 31, 2025 and 2024, respectively. Our reported income tax expense rates were 20.1% and 16.6% in 2025 and 2024, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions, including the impact of non-cash pre-tax charges related to the remeasurement of our Canadian retail disposal group to fair value less costs to sell as described in Financial Note 2, “Business Acquisitions and Divestitures,” and recognized discrete tax items.
For the year ended March 31, 2025, we recognized a net discrete tax benefit of $258 million related to the sales of certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions. For the year ended March 31, 2024, we recognized a net discrete tax benefits of $157 million related to the release of a valuation allowance based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized and $104 million related to the repatriation and sale of certain intellectual property between McKesson wholly-owned legal entities that are based in different tax jurisdictions. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for more information.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the years ended March 31, 2025 and 2024 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC. The increase in net income attributable to noncontrolling interests was primarily driven by higher volumes in our ClarusONE joint venture.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $3.3 billion and $3.0 billion for the years ended March 31, 2025 and 2024, respectively. Diluted earnings per common share attributable to McKesson Corporation was $25.72 and $22.39 for the years ended March 31, 2025 and 2024, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 128.1 million and 134.1 million for the years ended March 31, 2025 and 2024, respectively. Weighted-average diluted shares outstanding for fiscal 2025 decreased from the prior year primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Overview of Segment Results:
Segment Revenues:

	Years Ended March 31,
(Dollars in millions)	2025	2024	Change
Segment revenues
U.S. Pharmaceutical	$327,717	$278,739	18%
Prescription Technology Solutions	5,216	4,769	9
Medical-Surgical Solutions	11,386	11,313	1
International	14,721	14,130	4
Corporate	11	—	—
Total revenues	$359,051	$308,951	16%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
U.S. Pharmaceutical
U.S. Pharmaceutical revenues for the year ended March 31, 2025 increased $49.0 billion or 18% compared to the prior year. Within the segment, sales to pharmacies and healthcare providers increased $42.6 billion and sales to specialty practices and other increased $6.4 billion. Overall, these increases were primarily due to higher volumes from retail national account customers and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
RxTS revenues for the year ended March 31, 2025 increased $447 million or 9% compared to the prior year due to increased volumes from our third-party logistics and higher technology services revenues.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the year ended March 31, 2025 increased $73 million or 1% compared to the prior year. Within the segment, sales to primary care customers increased $85 million, partially offset by other sales which declined $10 million driven by lower contribution from the kitting and distribution of ancillary supplies used to administer COVID-19 vaccines, and sales to extended care customers which decreased $2 million.
International
International revenues for the year ended March 31, 2025 increased $591 million or 4% compared to the prior year which included $455 million unfavorable effects of foreign currency exchange fluctuations. Within the segment, sales in Canada increased by $950 million largely driven by higher pharmaceutical distribution volumes and sales in Norway increased by $96 million primarily driven by growth in retail pharmacy.
Corporate
Corporate reflects revenues from services derived in the U.S. related to certain technology operations. The increase compared to the prior year was immaterial.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Other Segment Expense, Segment Operating Profit (Loss), and Corporate Expenses, Net:

	Years Ended March 31,
(Dollars in millions)	2025	2024	Change
Other segment expense, net (1)
U.S. Pharmaceutical (2)	$323,715	$275,953	17%
Prescription Technology Solutions (3)	4,341	3,934	10
Medical-Surgical Solutions (4)	10,613	10,361	2
International (5)	14,934	13,811	8
Total other expense, net	$353,603	$304,059	16%

Segment operating profit (loss)
U.S. Pharmaceutical	$4,002	$2,786	44%
Prescription Technology Solutions	875	835	5
Medical-Surgical Solutions	773	952	(19)
International	(213)	319	(167)
Subtotal	5,437	4,892	11
Corporate expenses, net (6)	(813)	(851)	(4)
Interest expense	(265)	(252)	5
Income from continuing operations before income taxes	$4,359	$3,789	15%

Segment operating profit margin
U.S. Pharmaceutical	1.22%	1.00%	22	bp
Prescription Technology Solutions	16.78	17.51	(73)
Medical-Surgical Solutions	6.79	8.42	(163)
International	(1.45)	2.26	(371)
bp - basis point
(1)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for our reportable segments.
(2)Other segment expense, net for our U.S. Pharmaceutical segment includes the following:
•a credit of $206 million and a provision for bad debts of $725 million for the years ended March 31, 2025 and 2024, respectively, related to the bankruptcy of our customer Rite Aid in October 2023, as further discussed in the “Trends and Uncertainties” section above;
•cash receipts for our share of antitrust legal settlements of $444 million and $244 million for the years ended March 31, 2025 and 2024, respectively;
•a charge of $82 million and a credit of $157 million for the years ended March 31, 2025 and 2024, respectively, related to the LIFO method of accounting for inventories;
•restructuring charges of $59 million for the year ended March 31, 2025 for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report;
•charges of $57 million and $74 million for the years ended March 31, 2025 and 2024, respectively, related to our estimated liability for opioid-related claims, as discussed in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report; and
•a loss of $43 million for the year ended March 31, 2025 related to one of the Company’s equity method investments.
(3)Other segment expense, net for our RxTS segment for the year ended March 31, 2024 includes a gain of $78 million resulting from fair value adjustments of our contingent consideration liability related to the RxSS acquisition, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
(4)Other segment expense, net for our Medical-Surgical Solutions segment for the year ended March 31, 2025 includes restructuring charges of $204 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, as

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
(5)Other segment expense, net for our International segment includes a charge of $605 million for the year ended March 31, 2025 to remeasure the assets and liabilities of our Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
(6)Corporate expenses, net includes the following:
•a charge of $87 million related to the termination of the U.K. pension plan as discussed in Financial Note 13, “Pension Benefits,” to the consolidated financial statements included in this Annual Report;
•a charge of $62 million for the year ended March 31, 2025 related to the effect of accumulated other comprehensive loss components from our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report;
•a net gain of $101 million for the year ended March 31, 2025 related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 15, “Fair Value Measurements,” to the consolidated financial statements included in this Annual Report;
•charges of $51 million and $75 million for the years ended March 31, 2025 and 2024, respectively, related to our estimated liability for opioid-related claims as discussed in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report; and
•restructuring charges of $68 million and $55 million for the years ended March 31, 2025 and 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
U.S. Pharmaceutical
Operating profit increased for the year ended March 31, 2025 compared to the prior year primarily due to a prior year provision for bad debts of $725 million and a fiscal 2025 credit of $206 million related to the reassessment of our initial estimates made in conjunction with the previously reserved prepetition balances owed by Rite Aid, growth in specialty pharmaceuticals and retail national account customers, and an increase in net cash proceeds received representing our share of antitrust legal settlements. These increases were partially offset by a LIFO charge in fiscal 2025 compared to a credit in the prior year period, an increase in operating expenses to support higher volumes, a charge of $57 million related to our estimated liability for opioid-related claims, and a loss related to one of our equity method investments.
Prescription Technology Solutions
Operating profit increased for the year ended March 31, 2025 compared to the prior year primarily driven by contributions from technology services partially offset by the gain of $78 million recognized in the prior year resulting from a fair value adjustment of our contingent consideration liability related to the RxSS acquisition.
Medical-Surgical Solutions
Operating profit decreased for the year ended March 31, 2025 compared to the prior year primarily due to higher restructuring charges recorded in fiscal 2025 and a decline in the contribution from our primary care business, partially offset by lower expenses resulting from business rationalization initiatives.
International
Operating (loss) for this segment for the year ended March 31, 2025 compared to an operating profit for the prior year was largely due to remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
Corporate
Corporate expenses, net decreased for the year ended March 31, 2025 compared to the prior year primarily due to a net gain of $101 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, a favorable impact to interest income, and lower charges related to our estimated liability for opioid-related claims. These were partially offset by a fiscal 2025 charge of $87 million related to the termination of the U.K. pension plan, remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report, and higher restructuring charges recorded in fiscal 2025 compared to the prior year.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
FOREIGN OPERATIONS
Our foreign operations represented approximately 4% and 5% of our consolidated revenues in fiscal 2025 and fiscal 2024, respectively. Foreign operations are subject to certain risks, including currency fluctuations. Refer to Item 1A - Risk Factors in Part I of this Annual Report for a risk factor related to fluctuations in foreign currency exchange rates, and risks from trade and tariffs. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies, including the Canadian dollar and Euro. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates. In discussing our operating results, we may use the term “foreign currency exchange fluctuations,” which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of our operations in foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency exchange rate fluctuations. In computing the foreign currency exchange fluctuations, we translate our current year results of our operations in foreign countries recorded in local currencies into U.S. dollars by applying their respective average foreign currency exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods reported in U.S. dollars.
In fiscal 2025, we completed the sale of our Canadian retail disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information.
Additional information regarding our foreign operations is also included in Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report.
BUSINESS COMBINATIONS
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information.
FISCAL 2026 OUTLOOK
Information regarding the Company’s fiscal 2026 outlook is contained in the release of our fourth quarter fiscal 2025 financial results included as an exhibit to our Form 8-K furnished to the SEC on May 8, 2025, which is not incorporated by reference into this Annual Report. That Form 8-K should be read in conjunction with the cautionary statements in Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors, in Part I of this Annual Report.
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
Sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 72% of total consolidated revenues in fiscal 2025 and comprised approximately 48% of total trade accounts receivable at March 31, 2025. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 24% of our total consolidated revenues in fiscal 2025 and comprised approximately 23% of total trade accounts receivable at March 31, 2025. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations, and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business, and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in fiscal 2025 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.
At March 31, 2025, trade and notes receivables were $22.6 billion prior to allowances of $472 million. Our provision for bad debts was a credit of $130 million, in fiscal 2025 and a charge of $819 million, and $45 million in fiscal 2024 and fiscal 2023, respectively. At March 31, 2025 and 2024, the allowance as a percentage of trade and notes receivables was 2.1% and 4.5%, respectively. The provision for bad debts for fiscal 2024 included a charge of $725 million within our U.S. Pharmaceutical segment related to the bankruptcy of our customer Rite Aid, as discussed in the “Trends and Uncertainties” section of this financial review and the Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report. This amount represented the uncollected trade accounts receivable balance due from Rite Aid prior to its bankruptcy petition filing in October 2023. During the year ended March 31, 2025, we reassessed our initial estimates made in conjunction with the previously reserved prepetition balances, including cash received during the period, resulting in a reversal of $206 million recorded within “Selling, distribution, general, and administrative expenses” in our Consolidated Statements of Operations and included within our U.S. Pharmaceutical segment. During the year ended March 31, 2025, we released $237 million of allowance for doubtful accounts against trade accounts receivables, representing the write-off of uncollectible receivables related to the Rite Aid provision in the Consolidated Balance Sheet.
An increase or decrease of a hypothetical 0.1% in the fiscal 2025 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $23 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowances for credit losses may be found in Schedule II included in this Annual Report.
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
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
At March 31, 2025 and 2024, total inventories, net were $23.0 billion and $21.1 billion, respectively, in our Consolidated Balance Sheets. The LIFO method was used to value approximately 63% and 62% of our inventories at March 31, 2025 and 2024, respectively. If we had used the moving average method of inventory valuation, inventories would have been approximately $309 million and $227 million higher than the amounts reported at March 31, 2025 and 2024, respectively. These amounts are equivalent to our LIFO reserves. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. We recognized a LIFO charge of $82 million in fiscal 2025, a LIFO credit of $157 million in fiscal 2024, and a LIFO charge of $1 million in fiscal 2023, all within “Cost of sales” in our Consolidated Statements of Operations. The LIFO charge in fiscal 2025 compared to a LIFO credit in fiscal 2024 was primarily due to higher brand inflation in the current fiscal year. The LIFO credit in fiscal 2024 compared to a LIFO charge in fiscal 2023 was primarily due to lower brand inflation, offset by higher brand inventory levels, lower deflation from off patent launch activity, and lower generics deflation. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products.
We believe that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO cost or market. As of March 31, 2025 and 2024, inventories at LIFO did not exceed market.
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
Goodwill and Long-Lived Assets:
Goodwill
As a result of acquiring businesses, we have $10.0 billion and $10.1 billion of goodwill at March 31, 2025 and 2024, respectively, and $1.5 billion and $2.1 billion of intangible assets, net at March 31, 2025 and 2024, respectively.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
The annual impairment testing performed for fiscal 2025, fiscal 2024, and fiscal 2023 did not indicate any impairment of goodwill.
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
Restructuring Charges: We have certain restructuring reserves which require significant estimates related to the timing and amount of future employee severance and other exit-related costs to be incurred when the restructuring actions take place. We generally recognize employee severance costs when payments are probable and amounts can be reasonably estimated. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are expensed as incurred. In connection with these restructuring actions, we also assess the recoverability of long-lived assets used in the business, and as a result, we may recognize accelerated depreciation and amortization reflecting shortened useful lives of the underlying assets. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for additional information on restructuring matters.
Income Taxes: Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties, including those used to conclude on the unrecognized tax position related to opioid-related litigation and claims, and may differ from the actual amounts of tax benefit recognized. We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.
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
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Loss Contingencies: We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a material loss is reasonably possible, or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided. Legal fees are expensed as incurred when the legal services are provided.
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
In conjunction with the preparation of the consolidated financial statements included in this Annual Report, we considered matters related to ongoing controlled substances claims to which we are a party. For the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a proposed settlement with a nationwide class of acute care hospitals, and the corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. For the year ended March 31, 2025, we recorded a charge of $114 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect the Company’s portion of the settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net, and U.S. Pharmaceutical, respectively. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. At March 31, 2025, our estimated accrued liability for opioid-related claims was $6.4 billion. Because of the many uncertainties associated with the remaining opioid-related litigation matters, we are not able to reasonably estimate the upper or lower ends of the range of ultimate possible losses for all opioid-related litigation matters. We are not able to predict the outcome in these matters, and an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our results of operations, financial position, and cash flows or liquidity. Refer to Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report for additional information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility. At March 31, 2025, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Years Ended March 31,
(Dollars in millions)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$6,085	$4,314	$1,771
Investing activities	(733)	(1,072)	339
Financing activities	(3,965)	(3,342)	(623)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	6	(22)
Net change in cash, cash equivalents, and restricted cash	$1,371	$(94)	$1,465
Operating Activities
Operating activities provided cash of $6.1 billion and $4.3 billion for the years ended March 31, 2025 and 2024, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
For the year ended March 31, 2025, net cash provided by operating activities increased by $1.8 billion compared to the prior year period. This increase was primarily due to the following:
•the Company’s net income increased by $321 million and was favorably impacted by higher net non-cash items of $549 million, compared to the prior year period driven by factors discussed in more detail in the “Overview of Consolidated Results” section of this Financial Review, including an increase in cash receipts for our share of antitrust legal settlements of $200 million;
•an increase in cash of $3.7 billion related to accounts payable as a result of customary vendor payment scheduling, and higher purchases to support business growth, partially offset by timing related to the day of the week on which the period ends;
•a decrease in net cash of $981 million related to accounts receivable primarily due to growth in specialty pharmaceuticals sales and higher volumes from retail national account customers in our U.S. Pharmaceutical segment;
•a decrease in net cash of $976 million related to higher inventory purchases to support business growth; and
•a decrease in cash driven by higher income tax payments in fiscal 2025 compared to the prior year.
Investing Activities
Investing activities used cash of $733 million and $1.1 billion for the years ended March 31, 2025 and 2024, respectively. Investing activities for the year ended March 31, 2025 includes $537 million and $322 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the year ended March 31, 2025 was also impacted by the receipt of proceeds of $189 million related to investments in equity securities, as discussed in Financial Note 15, “Fair Value Measurements,” to the consolidated financial statements included in this Annual Report.
Investing activities for the year ended March 31, 2024 includes $431 million and $256 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software, as well as $272 million of net cash payments for acquisitions.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Financing Activities
Financing activities used cash of $4.0 billion and $3.3 billion for the years ended March 31, 2025 and 2024, respectively. Financing activities for the year ended March 31, 2025 includes $3.1 billion of cash paid for share repurchases and $345 million of cash paid for dividends. Financing activities also includes cash receipts and cash payments of $15.1 billion related to short-term borrowings of commercial paper in fiscal 2025. On September 10, 2024, we completed a public offering of 4.25% Notes due September 15, 2029 in a principal amount of $500 million. Proceeds received from this note issuance, net of discounts and offering expenses, were $496 million. We utilized the net proceeds from this note issuance along with cash on hand to redeem our $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the settlement date.
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
Effective January 1, 2023, our repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $26 million and $25 million were accrued for shares repurchased during the year ended March 31, 2025 and 2024, respectively. On October 30, 2024, we made a payment of $25 million for fiscal 2024 excise taxes previously accrued. As of March 31, 2025 and March 31, 2024, the amount accrued for excise taxes was $26 million, and $25 million, respectively, within “Other accrued liabilities” in our Consolidated Balance Sheets.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Information regarding the share repurchase activity over the last two fiscal years was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3) (4)
Balance, March 31, 2023			$3,613
Share repurchase authorization increase in fiscal 2024			6,000
Shares repurchased - Open market	6.9	$436.46	(2,998)
Balance, March 31, 2024			6,615
Share repurchase authorization increase in fiscal 2025			4,000
Shares repurchased - Open market	5.8	$543.05	(3,146)
Balance, March 31, 2025			$7,469
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The remaining authorization outstanding for repurchases of common stock excludes $26 million and $25 million of excise taxes incurred on share repurchases for the years ended March 31, 2025 and 2024, respectively.
(4)In July 2023 and July 2024, the Board authorized the Company to repurchase up to an additional $6.0 billion and $4.0 billion shares of common stock, respectively, both of which have no expiration date.
Selected Measures of Liquidity and Capital Resources

	March 31,
(Dollars in millions)	2025	2024
Cash, cash equivalents, and restricted cash	$5,956	$4,585
Working capital	(6,206)	(4,387)
Days sales outstanding for: (1)
Customer receivables	22	22
Inventories	24	26
Drafts and accounts payable	57	58
Debt to capital ratio (2)	125.3%	124.0%
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Our cash and cash equivalents balance as of March 31, 2025 and 2024 included approximately $2.9 billion and $1.6 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital decreased at March 31, 2025 compared to the prior year primarily due to an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, and an increase in the current portion of long-term debt. These were partially offset by an increase in receivables, net and inventories, net, driven by higher sales and timing, an increase in cash and cash equivalents, and a decrease in other accrued liabilities.
Our debt to capital ratio increased for the year ended March 31, 2025 compared to the prior year primarily due to share repurchases and dividend payments as well as repayments of long-term debt, partially offset by net income attributable to McKesson for the year and issuance of new long-term debt.
In July 2024, we raised our quarterly dividend from $0.62 to $0.71 per share of common stock for dividends declared on or after such date by the Board. Dividends were $2.75 per share in fiscal 2025 and $2.40 per share in fiscal 2024, and we paid total cash dividends of $345 million and $314 million in fiscal 2025 and fiscal 2024, respectively. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Material Cash Requirements:
The table and information below presents our significant financial obligations and commitments as of March 31, 2025:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Total debt (1)	$5,654	$1,184	$1,612	$1,736	$1,122
Operating lease obligations (2)	2,078	313	565	423	777
Other (3)	72	18	10	22	22

Off balance sheet
Interest on borrowings (4)	1,240	179	330	245	486
Purchase obligations (5)	8,823	8,804	11	7	1
Other (6)	395	111	240	9	35
Total	$18,262	$10,609	$2,768	$2,442	$2,443
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
(4)Represents interest that will become due on our fixed rate long-term debt obligations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
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
The material cash requirements table above excludes the following obligations:
At March 31, 2025, the Company had accrued liabilities of $6.4 billion related to the settlement of opioid-related litigation claims with U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs as described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. The majority of this amount relates to governmental entities opioid settlement payable in annual installments through 2038 pursuant to the schedule set forth in the agreement. As of March 31, 2025, $776 million is estimated to be paid within the next twelve months.
At March 31, 2025, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.1 billion. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for additional information on income tax matters.
At March 31, 2025, our banks and insurance companies have issued $206 million of standby letters of credit and surety bonds. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and our workers’ compensation and automotive liability programs.
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.4 billion as of March 31, 2025 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report.
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

McKESSON CORPORATION
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2025 and 2024, we had $5.7 billion and $4.6 billion, respectively, in cash and cash equivalents. At March 31, 2025 and 2024, we also had fixed-to-floating interest rate swaps with a total notional amount of $750 million and $1.3 billion, respectively. The effect of a hypothetical 50 basis points increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and fixed-to-floating interest rate swaps, would have resulted in a favorable impact of $8 million and $4 million to our earnings in fiscal 2025 and fiscal 2024, respectively.
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
In September 2024, we announced an agreement to sell our Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”). We completed the sale of the Canadian retail disposal group on December 30, 2024. In July 2021, we announced our intention to exit our businesses in Europe and completed the divestitures of our Austrian business in fiscal 2022, and the U.K. disposal group and the E.U. disposal group in fiscal 2023. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information on these divestitures. The completion of these divestitures has reduced our foreign currency exchange rate risk as it relates to the Euro and British pound sterling.
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
The Company and its subsidiaries are periodically exposed to balances denominated in currencies other than their functional currency. At March 31, 2025 and 2024, the effect of a hypothetical adverse 10% change in the foreign currency exchange rates on underlying balances not reported in the functional currencies of the Company and these subsidiaries would not have resulted in a material impact to our earnings in fiscal 2025 or fiscal 2024. Refer to Financial Note 1, “Significant Accounting Policies,” under the section “Foreign Currency Translation” for more information regarding our exposure to transactional gains and losses.

Table of Contents	Item 8 Index
McKESSON CORPORATION
Item 8.    Financial Statements and Supplementary Data.

Table of Contents	Item 8 Index
McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. This audit report appears on the following page of this Annual Report on Form 10-K.
May 8, 2025

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
McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the "Company") as of March 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Uncertain Tax Position, Opioid-Related Claims - refer to Note 1 and Note 6 to the financial statements
Critical Audit Matter Description
The Company has recorded charges and related tax benefit for opioid-related claims. In order to account for the uncertainty associated with the ultimate realization of the income tax benefit related to opioid-related claims, the Company recorded an uncertain tax position reserve. Tax benefits from uncertain tax positions are recognized when, based upon the technical tax merits, it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The net amount of income tax benefit recognized by management is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. The Company uses significant judgment in evaluating the technical tax merits of income tax benefits that qualify for recognition, including the determination of the amount that is more likely than not of being realized for U.S. federal and state income tax purposes.
We identified the Company’s uncertain tax position related to liabilities arising from opioid-related claims as a critical audit matter because of the challenges in auditing management’s estimate of the amount of income tax benefit that qualifies for recognition. Specifically, there is significant judgment associated with the assessment of the technical tax merits, including the related interpretation of applicable tax laws and regulations. Auditing the uncertain tax position related to liabilities arising from opioid-related claims required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists.

Table of Contents	Item 8 Index
McKESSON CORPORATION
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s uncertain tax position associated with liabilities arising from opioid-related claims included the following, among others:

•We tested the effectiveness of the Company’s internal control related to management’s assessment of the technical merits of its tax position and the amount of benefit more likely than not to be realized related to liabilities arising from opioid-related claims.

•With the assistance of our income tax specialists, we evaluated the facts, evidence and the Company’s related income tax analysis for the uncertain tax position reserve associated with liabilities arising from opioid-related claims.

•We held inquiries with the Company’s internal and external income tax specialists related to the uncertain tax position for liabilities arising from opioid-related claims.

•We evaluated any events after March 31, 2025, that might affect management’s accounting treatment and related applicable disclosures.

•We obtained written representations from executives and internal legal counsel of the Company.

•We obtained and reviewed terms related to the Company’s settlements of opioid-related claims and evaluated them against the deductibility criteria set forth by relevant tax laws and regulations.

•We evaluated the Company’s related disclosures for consistency with our testing and also searched for contradictory evidence by reading disclosures from peer companies, who are also party to opioid-related litigation.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 8, 2025

We have served as the Company's auditor since 1968.

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2025	2024	2023
Revenues	$359,051	$308,951	$276,711
Cost of sales	(345,728)	(296,123)	(264,353)
Gross profit	13,323	12,828	12,358
Selling, distribution, general, and administrative expenses	(8,507)	(8,657)	(7,776)
Claims and litigation charges, net	(108)	(147)	8
Restructuring, impairment, and related charges, net	(286)	(115)	(209)
Total operating expenses	(8,901)	(8,919)	(7,977)
Operating income	4,422	3,909	4,381
Other income, net	202	132	497
Interest expense	(265)	(252)	(248)
Income from continuing operations before income taxes	4,359	3,789	4,630
Income tax expense	(878)	(629)	(905)
Income from continuing operations	3,481	3,160	3,725
Loss from discontinued operations, net of tax	—	—	(3)
Net income	3,481	3,160	3,722
Net income attributable to noncontrolling interests	(186)	(158)	(162)
Net income attributable to McKesson Corporation	$3,295	$3,002	$3,560

Earnings (loss) per common share attributable to McKesson Corporation
Diluted
Continuing operations	$25.72	$22.39	$25.05
Discontinued operations	—	—	(0.02)
Total	$25.72	$22.39	$25.03
Basic
Continuing operations	$25.86	$22.54	$25.25
Discontinued operations	—	—	(0.02)
Total	$25.86	$22.54	$25.23

Weighted-average common shares outstanding
Diluted	128.1	134.1	142.2
Basic	127.4	133.2	141.1

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2025	2024	2023
Net income	$3,481	$3,160	$3,722

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(74)	(7)	674
Unrealized gains (losses) on cash flow and other hedges	(7)	39	(63)
Changes in retirement-related benefit plans	30	(8)	62
Other comprehensive income (loss), net of tax	(51)	24	673

Comprehensive income	3,430	3,184	4,395
Comprehensive income attributable to noncontrolling interests	(186)	(158)	(206)
Comprehensive income attributable to McKesson Corporation	$3,244	$3,026	$4,189

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$5,691	$4,583
Receivables, net	25,643	21,622
Inventories, net	23,001	21,139
Prepaid expenses and other	1,063	626
Total current assets	55,398	47,970
Property, plant, and equipment, net	2,502	2,316
Operating lease right-of-use assets	1,782	1,729
Goodwill	10,022	10,132
Intangible assets, net	1,464	2,110
Other non-current assets	3,972	3,186
Total assets	$75,140	$67,443

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$55,330	$47,097
Current portion of long-term debt	1,191	50
Current portion of operating lease liabilities	258	295
Other accrued liabilities	4,825	4,915
Total current liabilities	61,604	52,357
Long-term debt	4,463	5,579
Long-term deferred tax liabilities	1,029	917
Long-term operating lease liabilities	1,478	1,466
Long-term litigation liabilities	5,601	6,113
Other non-current liabilities	2,659	2,610
Commitments and contingent liabilities (Note 17)
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 279 and 278 shares issued at March 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	8,373	8,048
Retained earnings	17,921	14,978
Accumulated other comprehensive loss	(932)	(881)
Treasury shares, at cost, 154 and 148 shares at March 31, 2025 and 2024, respectively	(27,439)	(24,119)
Total McKesson Corporation stockholders’ deficit	(2,074)	(1,971)
Noncontrolling interests	380	372
Total deficit	(1,694)	(1,599)
Total liabilities and deficit	$75,140	$67,443
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2022	275	$2	$7,275	$9,030	$(1,534)	(130)	$(17,045)	$480	$(1,792)
Issuance of shares under employee plans, net of forfeitures	2	1	163	—	—	—	(160)	—	4
Share-based compensation	—	—	161	—	—	—	—	—	161
Repurchase of common stock	—	—	127	—	—	(11)	(3,792)	—	(3,665)
Net income	—	—	—	3,560	—	—	—	162	3,722
Other comprehensive income	—	—	—	—	629	—	—	44	673
Cash dividends declared, $2.09 per common share	—	—	—	(296)	—	—	—	—	(296)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Reclassification of recurring compensation to other accrued liabilities	—	—	—	—	—	—	—	(5)	(5)
Formation of SCRI Oncology, LLC	—	—	22	—	—	—	—	225	247
Derecognition of noncontrolling interests in McKesson Europe AG	—	—	—	—	—	—	—	(382)	(382)
Other	—	—	(1)	1	—	—	—	(7)	(7)
Balance, March 31, 2023	277	3	7,747	12,295	(905)	(141)	(20,997)	367	(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	116	—	—	—	(99)	—	17
Share-based compensation	—	—	182	—	—	—	—	—	182
Repurchase of common stock	—	—	—	—	—	(7)	(3,023)	—	(3,023)
Net income	—	—	—	3,002	—	—	—	158	3,160
Other comprehensive income	—	—	—	—	24	—	—	—	24
Cash dividends declared, $2.40 per common share	—	—	—	(320)	—	—	—	—	(320)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(152)	(152)
Other	—	—	3	1	—	—	—	(1)	3
Balance, March 31, 2024	278	3	8,048	14,978	(881)	(148)	(24,119)	372	(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	101	—	—	—	(148)	—	(47)
Share-based compensation	—	—	226	—	—	—	—	—	226
Repurchase of common stock	—	—	—	—	—	(6)	(3,172)	—	(3,172)
Net income	—	—	—	3,295	—	—	—	186	3,481
Other comprehensive loss	—	—	—	—	(51)	—	—	—	(51)
Cash dividends declared, $2.75 per common share	—	—	—	(352)	—	—	—	—	(352)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(178)	(178)
Other	—	—	(2)	—	—	—	—	—	(2)
Balance, March 31, 2025	279	$3	$8,373	$17,921	$(932)	(154)	$(27,439)	$380	$(1,694)
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$3,481	$3,160	$3,722
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	242	253	248
Amortization	394	382	360
Long-lived asset impairment charges	98	43	72
Deferred taxes	(110)	(603)	(20)
Charges (credits) associated with last-in, first-out inventory method	82	(157)	1
Non-cash operating lease expense	245	228	249
Loss (gain) from sales of businesses and investments	485	(17)	(211)
Provision for bad debts	(130)	819	45
Other non-cash items	424	233	253
Changes in assets and liabilities, net of acquisitions:
Receivables	(3,935)	(2,954)	(1,082)
Inventories	(2,270)	(1,294)	(1,259)
Drafts and accounts payable	8,301	4,587	3,788
Operating lease liabilities	(404)	(339)	(338)
Taxes	(136)	331	363
Litigation liabilities	(401)	(395)	(1,088)
Other	(281)	37	56
Net cash provided by operating activities	6,085	4,314	5,159

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(537)	(431)	(390)
Capitalized software expenditures	(322)	(256)	(168)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(24)	(272)	(867)
Proceeds from sales of businesses and investments, net	179	47	1,077
Other	(29)	(160)	(194)
Net cash used in investing activities	(733)	(1,072)	(542)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	15,086	19,964	8,450
Repayments of short-term borrowings	(15,086)	(19,964)	(8,450)
Proceeds from issuances of long-term debt	498	991	997
Repayments of long-term debt	(519)	(288)	(1,274)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	—	(647)	—
Common stock transactions:
Issuances	101	116	163
Share repurchases	(3,146)	(3,025)	(3,638)
Dividends paid	(345)	(314)	(292)
Other	(554)	(175)	(324)
Net cash used in financing activities	(3,965)	(3,342)	(4,368)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16)	6	25
Cash, cash equivalents, and restricted cash classified as Assets held for sale	—	—	470
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,371	(94)	744
Cash, cash equivalents, and restricted cash at beginning of year	4,585	4,679	3,935
Cash, cash equivalents, and restricted cash at end of year	5,956	4,585	4,679
Less: Restricted cash at end of year included in Prepaid expenses and other	(265)	(2)	(1)
Cash and cash equivalents at end of year	$5,691	$4,583	$4,678

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest, net	$273	$234	$224
Income taxes, net of refunds	1,124	901	562
See Financial Notes

Table of Contents	Item 8 Index
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
Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $450 million and $864 million were included in “Receivables, net” in the Consolidated Balance Sheets as of March 31, 2025 and 2024, respectively. The increase in the allowance for the year ended March 31, 2024 was primarily due to a provision for bad debts recognized of $725 million related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). In October 2023, Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and this amount represents the uncollected trade accounts receivable balance due from Rite Aid prior to its bankruptcy petition filing. During the year ended March 31, 2025, the Company reassessed its initial estimates made in conjunction with the previously reserved prepetition balances, including cash received during the period, resulting in a reversal of $206 million recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations and included within the U.S. Pharmaceutical segment. During the year ended March 31, 2025, the Company released $237 million of allowance for doubtful accounts against trade accounts receivables, representing the write-off of uncollectible receivables related to the Rite Aid provision in the Consolidated Balance Sheet.
The following table presents the components of the Company’s receivables as of March 31, 2025 and 2024:

	March 31,
(In millions)	2025	2024
Customer accounts	$22,281	$19,439
Other	3,862	3,104
Total receivables	26,143	22,543
Allowances	(500)	(921)
Receivables, net	$25,643	$21,622
Concentrations of Credit Risk and Receivables: The Company’s trade accounts receivable are subject to concentrations of credit risk with customers primarily in its U.S. Pharmaceutical segment. During fiscal 2025, sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 72% of its total consolidated revenues and approximately 48% of total trade accounts receivable at March 31, 2025. Sales to the Company’s largest customer, CVS Health Corporation (“CVS”), accounted for approximately 24% of its total consolidated revenues in fiscal 2025 and comprised approximately 23% of total trade accounts receivable at March 31, 2025. As a result, the Company’s sales and credit concentration is significant. The Company has agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. In addition, trade accounts receivables are subject to concentrations of credit risk with customers in the institutional, retail, and healthcare provider sectors, which can be affected by a downturn in the economy, changes in reimbursement policies, and other factors. This credit risk is mitigated by the size and diversity of the Company’s customer base as well as its geographic dispersion.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
At March 31, 2025 and 2024, total inventories, net were $23.0 billion and $21.1 billion, respectively, in the Company’s Consolidated Balance Sheets. The LIFO method was used to value approximately 63% and 62% of the Company’s inventories at March 31, 2025 and 2024, respectively. If the Company had used the moving average method of inventory valuation, inventories would have been approximately $309 million and $227 million higher than the amounts reported at March 31, 2025 and 2024, respectively. These amounts are equivalent to the Company’s LIFO reserves. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. The Company recognized a LIFO charge of $82 million in fiscal 2025, a LIFO credit of $157 million in fiscal 2024, and a LIFO charge of $1 million in fiscal 2023, all within “Cost of sales” in its Consolidated Statements of Operations. The LIFO charge in fiscal 2025 compared to a LIFO credit in fiscal 2024 was primarily due to higher brand inflation in the current fiscal year. The LIFO credit in fiscal 2024 compared to a LIFO charge in fiscal 2023 was primarily due to lower brand inflation, offset by higher brand inventory levels, lower deflation from off patent launch activity, and lower generics deflation. The Company’s LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products.
The Company believes that the moving average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, its LIFO inventory is valued at the lower of LIFO cost or market. As of March 31, 2025 and 2024, inventories at LIFO did not exceed market.
Shipping and Handling Costs: The Company includes costs to pack and deliver inventory to its customers in “Selling, distribution, general, and administrative expenses” in its Consolidated Statements of Operations. Shipping and handling costs of $1.1 billion, $1.1 billion, and $1.2 billion were recognized in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table presents the components of the Company’s property, plant, and equipment, net as of March 31, 2025 and 2024:

	March 31,
(In millions)	2025	2024
Land	$104	$109
Building and improvements	1,433	1,482
Machinery, equipment, and other	2,772	2,751
Construction in progress	722	441
Total property, plant, and equipment	5,031	4,783
Accumulated depreciation and amortization	(2,529)	(2,467)
Property, plant, and equipment, net	$2,502	$2,316
Total depreciation expense for property, plant, and equipment, net and amortization of the ROU assets of finance leases was $272 million, $279 million, and $272 million for the years ended March 31, 2025, 2024, and 2023, respectively.
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
Capitalized Software Held for Internal Use: The Company capitalizes costs of software held for internal use during the application development stage of a project and amortizes those costs using the straight-line method over their estimated useful lives, not to exceed 10 years. As of March 31, 2025 and 2024, capitalized software held for internal use was $681 million and $495 million, respectively, net of accumulated amortization of $657 million and $560 million, respectively, and is included in “Other non-current assets” in the Consolidated Balance Sheets. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Amortization expense for capitalized software held for internal use was $135 million, $102 million, and $101 million for the years ended March 31, 2025, 2024, and 2023, respectively. The Company performs a periodic review of its capitalized software held for internal use and removes from the balance sheet fully amortized capitalized software costs that are determined to no longer be in use. During the year ended year ended March 31, 2024, the Company removed from the balance sheet $1.0 billion of fully amortized gross capitalized software held for internal use and the corresponding accumulated amortization.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Revenues generated from the distribution of pharmaceutical and medical products represent the majority of the Company’s revenues. The Company orders product from the manufacturer, receives and carries the product at its central distribution facilities, and delivers the product directly to its customers’ warehouses, hospitals, or retail pharmacies. The distribution business primarily generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon the Company’s delivery to the customer or upon customer pick-up. The Company also earns revenues from a variety of other sources including its retail, services, and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are rendered. Revenues derived from distribution and retail business at the point of sale represent approximately 99%, 98%, and 99% of total revenues for the years ended March 31, 2025, 2024, and 2023, respectively. Revenues derived from services represent approximately 1%, 2%, and 1% of total revenues for the years ended March 31, 2025, 2024, and 2023, respectively.
Revenues are recorded gross when the Company is the principal in the transaction, has the ability to direct the use of the goods or services prior to transfer to a customer, is responsible for fulfilling the promise to its customer, has latitude in establishing prices, and controls the relationship with the customer. The Company records its revenues net of sales taxes. Revenues are measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, discounts, and rebates using historical data. Sales returns from customers were approximately $2.9 billion, $3.0 billion, and $3.1 billion for the years ended March 31, 2025, 2024, and 2023, respectively. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of March 31, 2025 and 2024. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs. The Company records deferred revenues when payments are received or due in advance of its performance. Deferred revenues are primarily from the Company’s services arrangements and are recognized as revenues over the periods when services are performed.
The Company had no material contract assets, contract liabilities, or deferred contract costs recorded in its Consolidated Balance Sheets as of March 31, 2025 and 2024. The Company generally expenses costs to obtain a contract as incurred when the amortization period is less than one year.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Its foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ equity or deficit accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in “Other comprehensive income (loss), net of tax” in the Consolidated Statements of Comprehensive Income, and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. Gains and losses from currency exchange transactions are recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations and were not material for the years ended March 31, 2025, 2024, and 2023. The Company releases cumulative translation adjustments from stockholders’ equity or deficit into earnings as a gain or loss only upon a complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. It also releases all or a pro-rata portion of the cumulative translation adjustments into earnings upon the sale of an equity method investment that is a foreign entity or has a foreign component.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded in the Consolidated Balance Sheets at fair value. The Company uses cross-currency swaps to hedge the changes in the fair value of its foreign currency notes resulting from changes in benchmark interest rates and foreign currency exchange rates. The Company also uses floating interest rate swaps to hedge the changes in the fair value of its U.S. dollar notes resulting from changes in benchmark interest rates. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The Company has used foreign currency-denominated notes and uses cross-currency swaps to hedge a portion of its net investment in its foreign subsidiaries. The Company uses cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in “Other comprehensive income (loss), net of tax” in the Consolidated Statements of Comprehensive Income, and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the Consolidated Statements of Operations when the hedged item affects earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized in earnings following the date when ineffectiveness was identified. Any cash flows received or paid as part of the termination of derivative financial instruments are classified within the Consolidated Statements of Cash Flows in accordance with the nature of the hedged item. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings. Refer to Financial Note 14, “Hedging Activities,” for additional information.
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
Loss Contingencies: The Company is subject to various claims, including, but not limited to, claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of its business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate the loss or a range of possible loss. When a material loss is reasonably possible, or probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided. The Company expenses legal fees as incurred when the legal services are provided.
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
Treasury Stock: The Company records purchases of treasury stock at cost, which is reflected as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock, including any excise tax recognized as a result of the IRA, are included in the cost of the shares acquired. Treasury stock also includes shares withheld to satisfy the tax obligations of recipients of share-based compensation. Refer to Financial Note 18, “Stockholders' Equity (Deficit)," for additional information.
Recently Adopted Accounting Pronouncements
In the fourth quarter of fiscal 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosures by requiring disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as an amount and description of other segment items. The guidance also requires interim disclosures of a reportable segment’s profit or loss and assets, disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing performance and allocating resources. The adoption of this amended guidance resulted in changes in disclosures but did not have an impact on the Company’s Consolidated Statements of Operations, Comprehensive Income (Loss), Balance Sheets, or Cash Flows.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company recorded a liability for the contingent consideration at its fair value of $92 million as of the acquisition date. The fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model, utilizing internal cash flow projections which are Level 3 inputs under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The contingent consideration liability will be remeasured to fair value at each reporting date until the liability is settled with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations. During the year ended March 31, 2024, the Company recognized fair value adjustment gains of $78 million, which reduced its contingent consideration liability, based on the estimated amount and timing of projected operational and financial information and the probability of achievement of performance milestones. As of March 31, 2025 and 2024, the current portion of the contingent consideration liability of $14 million is included within “Other accrued liabilities.” Recognition of the initial fair value of this contingent consideration was a non-cash investing activity.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Divestitures
Canada Divestiture Activities
On December 30, 2024, the Company completed the sale of its Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”) for an adjusted purchase price consisting of a cash payment of $9 million, received at closing, and a note of $120 million, measured at fair value and accruing interest upon satisfaction of certain conditions, and payable to the Company at the end of six years. Within the International segment and as part of the transaction, the Company divested net assets of $741 million, including $125 million of intercompany trade accounts payable primarily related to purchases of inventories from McKesson Canada assumed by the buyer upon divestiture. The Company determined that the disposal group did not meet the criteria for classification as discontinued operations.
During the year ended March 31, 2025, the Company recorded net charges of $667 million within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations, to remeasure the Canadian retail disposal group to fair value less costs to sell. The remeasurement adjustment for the year ended March 31, 2025 includes a $48 million loss related to the accumulated other comprehensive loss balances associated with the Canadian retail disposal group. The Company’s measurement of the fair value of the Canadian retail disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreements. Certain components of the total consideration included Level 3 fair value measurements.
European Divestiture Activities
In July 2021, the Company announced its intention to exit its businesses in Europe (“European Divestiture Activities”), as discussed in more detail below. Net gains related to these divestiture activities during the year ended March 31, 2023 were not material. The gains and charges for fiscal 2023 were recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The Company determined that the disposal groups did not meet the criteria for classification as discontinued operations.
On October 31, 2022, the Company completed its previously announced transaction to sell certain of its businesses in the E.U. located in France, Italy, Ireland, Portugal, Belgium, and Slovenia, along with its German headquarters and wound-care business, part of a shared services center in Lithuania, and its ownership stake in a joint venture in the Netherlands (“E.U. disposal group”) to the PHOENIX Group. As part of the transaction, the Company received cash proceeds of $892 million and divested net assets of $1.3 billion, including cash of $319 million, derecognized the carrying value of its noncontrolling interest held by minority shareholders of McKesson Europe of $382 million, and released $153 million of net accumulated other comprehensive loss. During the year ended March 31, 2023 the Company recorded net gains of $66 million to remeasure the E.U. disposal group to fair value less costs to sell. The Company’s measurement of the fair value of the E.U. disposal group was based on the total consideration received by the Company as outlined in the transaction agreement. Certain components of the total consideration included fair value measurements that fall within Level 3 of the fair value hierarchy.
At March 31, 2025 and 2024, the Company had no assets or liabilities related to European divestiture activities that met the criteria for classification as held for sale. Subsequent to the divestiture activities discussed above, the Company’s European operations primarily consist of its retail and distribution businesses in Norway.
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
On April 2, 2025, the Company announced the completion of its previously announced acquisition of a controlling interest in PRISM Vision Holdings, LLC (“PRISM Vision”), a leading provider of general ophthalmology and retina management services. The Company acquired an approximate 80% interest in PRISM Vision for approximately $850 million. PRISM Vision physicians retained an approximate 20% interest. The financial results of PRISM Vision will be reported within the Company’s U.S. Pharmaceutical segment.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $344 million, $115 million, and $209 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Of these charges $286 million were included in “Restructuring, impairment, and related charges, net” and $58 million was included in “Cost of sales” in the Consolidated Statement of Operations for the year ended March 31, 2025.
Restructuring Initiatives
During the second quarter of fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model, which are intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives included cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions, and U.S. Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the year ended March 31, 2025, the Company recorded charges of $298 million related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments.
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
Fiscal 2025
Restructuring, impairment, and related charges, net for the year ended March 31, 2025 consisted of the following:

	Year Ended March 31, 2025
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	International	Corporate	Total
Severance and employee-related costs, net	$(2)	$—	$137	$—	$3	$138
Exit and other-related costs (3)	3	3	53	—	49	108
Asset impairments and accelerated depreciation	58	9	14	1	16	98
Total	$59	$12	$204	$1	$68	$344
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s U.S. Pharmaceutical segment, including an inventory impairment of $58 million within "Cost of sales" in the Consolidated Statement of Operations.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the years ended March 31, 2025 and 2024:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2023 (1)	$15	$26	$3	$13	$35	$92
Restructuring, impairment, and related charges, net	17	11	11	21	55	115
Non-cash charges	(4)	—	—	(10)	(29)	(43)
Cash payments	(15)	(32)	(13)	(5)	(40)	(105)
Other (2)	5	—	—	(9)	—	(4)
Balance, March 31, 2024 (3)	18	5	1	10	21	55
Restructuring, impairment, and related charges, net	59	12	204	1	68	344
Non-cash charges	(58)	(9)	(14)	(1)	(16)	(98)
Cash payments	(8)	(4)	(99)	(2)	(51)	(164)
Other (2)	(1)	(3)	(2)	(7)	2	(11)
Balance, March 31, 2025 (4)	$10	$1	$90	$1	$24	$126
(1)    As of March 31, 2023, the total reserve balance was $92 million, of which $66 million was recorded in “Other accrued liabilities” and $26 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
(2)    Other primarily includes cumulative translation adjustments as well as adjustments to Canadian retail disposal group reserves within International in fiscal 2025, and transfers to certain other liabilities for the remainder segments.
(3)    As of March 31, 2024, the total reserve balance was $55 million, of which $24 million was recorded in “Other accrued liabilities” and $31 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
(4)    As of March 31, 2025, the total reserve balance was $126 million, of which $103 million was recorded in “Other accrued liabilities” and $23 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
Long-Lived Asset Impairments
Fiscal 2025
There were no material long-lived asset impairments recorded in fiscal 2025.
Fiscal 2024
There were no material long-lived asset impairments recorded in fiscal 2024.
Fiscal 2023
There were no material long-lived asset impairments recorded in fiscal 2023.
4.    Share-Based Compensation
The Company provides share-based compensation to its employees, officers, and non-employee directors, including restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and an employee stock purchase plan (“ESPP”) (collectively, “share-based awards”). Most of the share-based awards are granted in the first quarter of each fiscal year.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Impact on Net Income
The components of share-based compensation expense and related tax benefits were as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Restricted stock unit awards (1)	$211	$168	$149
Employee stock purchase plan	15	14	13
Share-based compensation expense	226	182	162
Tax benefit for share-based compensation expense	(85)	(72)	(87)
Share-based compensation expense, net of tax	$141	$110	$75
(1)Includes share-based compensation expense recognized for RSUs and PSUs.
Stock Plans
In April 2022, the Company’s stockholders approved the McKesson Corporation 2022 Stock Plan (the “2022 Stock Plan”), which permits the grant of awards in the form of restricted stock, RSUs, PSUs, stock options, and other share-based awards to selected employees, officers, and non-employee directors. As of March 31, 2025, 4.2 million shares remain available for future grant under the 2022 Stock Plan.
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
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2025, approximately 33,000 RSUs for the Company’s directors were vested.
Performance Stock Unit Awards
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The weighted-average assumptions used in the Monte Carlo valuations were as follows:

	Years Ended March 31,
	2025	2024	2023
Expected stock price volatility	21%	24%	34%
Expected dividend yield	0.5%	0.6%	0.6%
Risk-free interest rate	4.5%	3.9%	2.7%
Expected life (in years)	3	3	3
The following table summarizes activity for RSUs and PSUs during fiscal 2025:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2024	1.4	$307.73
Granted	0.4	559.18
Cancelled	(0.1)	419.14
Vested	(0.8)	254.53
Nonvested, March 31, 2025	0.9	$434.89
The following table provides data related to RSU and PSU award activity:

	Years Ended March 31,
(In millions)	2025	2024	2023
Total fair value of shares vested	$192	$143	$200
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$191	$205	$192
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	1	2	2
Employee Stock Purchase Plan
The Company has an ESPP under which 23.1 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares, subject to the Company’s insider trading policies and procedures. The 15% discount provided to employees on these shares is included in share-based compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted-average shares outstanding. These amounts have not been significant for all the years presented. The Company recognizes costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in fiscal 2025, fiscal 2024, and fiscal 2023. At March 31, 2025, 3.3 million shares remain available for issuance.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
5.    Other Income, Net
Other income, net consists of the following:

	Years Ended March 31,
(In millions)	2025	2024	2023
Interest income (1)	$173	$118	$107
Equity in earnings, net	9	4	5
Net gains (losses) on investments in equity securities (2)	58	(24)	106
Other, net (3)	(38)	34	279
Total	$202	$132	$497
(1)The increase in interest income for fiscal 2025 compared to fiscal 2024 is primarily due to higher investable cash in fiscal 2025. The increase in fiscal 2024 compared to fiscal 2023 is primarily due to higher interest rates on certain cash balances.
(2)Represents net realized and unrealized gains and losses as well as impairment charges on the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry. These net gains and losses primarily relate to mark-to-market adjustments for investments which are measured at fair value based on changes in the observable price of the securities and realized gains on the disposal of certain of these investments. Includes net gains of $101 million related to investments in equity securities of certain U.S. growth stage companies in the healthcare industry, partially offset by a loss of $43 million related to an equity method investment for the year ended March 31, 2025. Included a gain of $142 million for the year ended March 31, 2023 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million. Refer to Financial Note 15, “Fair Value Measurements,” for more information on these types of investments.
(3)Other, net for all periods presented includes income recognized from finance charges to customers primarily for late fees.
Other, net for the year ended March 31, 2025 includes charges of $87 million related to the termination of the U.K. pension plan. Refer to Financial Note 13, “Pension Benefits,” for more detail.
Other, net for year ended March 31, 2023 includes the following:
•a gain of $126 million related to a cash payment received for the early termination of a tax receivable agreement (“TRA”) exercised by Change Healthcare Inc. (“Change”) in October 2022. The Company was a party to a TRA entered into as part of the formation of the joint venture with Change, from which McKesson has since exited and in October 2022, Change exercised its right pursuant to the TRA to terminate the agreement; and
•a gain of $97 million recognized from the termination of certain forward-starting fixed interest rate swaps, as discussed in more detail in Financial Note 14, “Hedging Activities."
6.    Income Taxes

	Years Ended March 31,
(In millions)	2025	2024	2023
Income from continuing operations before income taxes
U.S.	$3,735	$2,597	$3,308
Foreign	624	1,192	1,322
Income from continuing operations before income taxes	$4,359	$3,789	$4,630

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Income tax expense related to continuing operations consists of the following:

	Years Ended March 31,
(In millions, except percentages)	2025	2024	2023
Current
Federal	$552	$867	$619
State	182	231	126
Foreign	254	134	180
Total current	988	1,232	925

Deferred
Federal	102	(360)	(46)
State	5	(133)	36
Foreign	(217)	(110)	(10)
Total deferred	(110)	(603)	(20)
Income tax expense	$878	$629	$905
Reported income tax rate	20.1%	16.6%	19.5%
Fluctuations in the Company’s reported income tax rates are primarily due to changes in the business mix of earnings between various taxing jurisdictions, including the impact of non-cash pre-tax charges related to the remeasurement of the Canadian retail disposal group to fair value less costs to sell as described in Financial Note 2, "Business Acquisitions and Divestitures," and recognized discrete tax items.
The reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 21.0% to income before income taxes was as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Income tax expense at federal statutory rate	$915	$796	$972
State income taxes, net of federal tax benefit	145	104	134
Tax effect of foreign operations	(25)	(16)	(85)
Foreign-derived intangible income	(83)	(67)	(60)
Unrecognized tax benefits and settlements	91	116	6
Net tax benefit on intellectual property repatriation and sales	(258)	(104)	—
Canadian disposal transaction loss	140	—	—
Valuation allowance release	—	(157)	—
Share-based compensation	(42)	(37)	(58)
Other, net	(5)	(6)	(4)
Income tax expense	$878	$629	$905

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
During the year ended March 31, 2025, the Company recognized a net discrete tax benefit of $258 million related to the sales of certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions. The transferor entities of the intellectual property were not subject to income tax on their transaction. The recipient entities of the intellectual property are entitled to amortize the fair value of the assets for tax purposes. As a result of these transactions, and in accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, net discrete tax benefits of $44 million and $214 million were recognized in the second and fourth quarters of fiscal 2025, respectively.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2025	2024
Assets
Receivable allowances	$136	$244
Opioid-related litigation and claims	680	680
Compensation and benefit-related accruals	287	277
Net operating loss and credit carryforwards	847	751
Lease obligations	423	438
Capitalized research and development cost	68	60
Intangibles	66	5
Other	170	147
Subtotal	2,677	2,602
Less: valuation allowance	(644)	(653)
Total assets	2,033	1,949
Liabilities
Inventory valuation and other assets	(2,139)	(2,092)
Fixed assets	(72)	(16)
Lease right-of-use assets	(434)	(431)
Other	(50)	(10)
Total liabilities	(2,695)	(2,549)
Net deferred tax liability	$(662)	$(600)

Long-term deferred tax asset	$367	$317
Long-term deferred tax liability	(1,029)	(917)
Net deferred tax liability	$(662)	$(600)
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions. The valuation allowances were approximately $644 million and $653 million in fiscal 2025 and fiscal 2024, respectively, and primarily relate to net operating and capital losses.
The Company has federal, state, and foreign net operating loss carryforwards of $40 million, $4.1 billion, and $1.3 billion at March 31, 2025, respectively. Federal and state net operating losses will expire at various dates from 2026 through 2045. Substantially all its foreign net operating losses have indefinite lives. In addition, the Company has foreign capital loss carryforwards of $1.3 billion with indefinite lives.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the last three fiscal years:

	Years Ended March 31,
(In millions)	2025	2024	2023
Unrecognized tax benefits at beginning of period	$1,463	$1,399	$1,523
Additions based on tax positions related to prior years	33	10	—
Reductions based on tax positions related to prior years	(43)	(2)	(26)
Additions based on tax positions related to current year	97	64	21
Reductions based on settlements	(13)	(8)	(96)
Reductions based on the lapse of the applicable statutes of limitations	(7)	(2)	(16)
Exchange rate fluctuations	2	2	(7)
Unrecognized tax benefits at end of period	$1,532	$1,463	$1,399
As of March 31, 2025, the Company had $1.5 billion in unrecognized tax benefits, of which $1.4 billion would reduce income tax expense and the effective tax rate, if recognized. The increases in unrecognized tax benefits in both fiscal 2025 and fiscal 2024 primarily relate to additions associated with recurring items.
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
The Company reports interest and penalties on income taxes as income tax expense. It recognized income tax expense of $80 million, $84 million, and $31 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, representing interest and penalties, in its Consolidated Statements of Operations. As of March 31, 2025 and 2024, the Company accrued cumulatively $302 million and $222 million, respectively, in interest and penalties on unrecognized tax benefits in its Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal 2016 through the current fiscal year.
Undistributed earnings of the Company’s foreign operations of approximately $4.0 billion were considered indefinitely reinvested on March 31, 2025. Following the enactment of the 2017 Tax Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the U.S. could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material.

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
Noncontrolling interests in the Company’s Consolidated Balance Sheets were $380 million and $372 million at March 31, 2025 and 2024, respectively. For the years ended March 31, 2025, 2024, and 2023, the Company allocated a total of $186 million, $158 million, and $162 million of net income to noncontrolling interests, respectively.
Changes in noncontrolling interests for the years ended March 31, 2025, 2024, and 2023 were as follows:

(In millions)	Noncontrolling Interests
Balance, March 31, 2022	$480
Net income attributable to noncontrolling interests	162
Other comprehensive income	44
Payments to noncontrolling interests	(150)
Reclassification of recurring compensation to other accrued liabilities	(5)
Formation of SCRI Oncology	225
Derecognition of noncontrolling interests in McKesson Europe	(382)
Other	(7)
Balance, March 31, 2023	367
Net income attributable to noncontrolling interests	158
Payments to noncontrolling interests	(152)
Other	(1)
Balance, March 31, 2024	372
Net income attributable to noncontrolling interests	186
Payments to noncontrolling interests	(178)
Balance, March 31, 2025	$380
8.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earning per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units.
Less than one million of potentially dilutive securities for fiscal 2025, fiscal 2024, and fiscal 2023 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The computations for basic and diluted earnings or loss per common share were as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2025	2024	2023
Income from continuing operations	$3,481	$3,160	$3,725
Net income attributable to noncontrolling interests	(186)	(158)	(162)
Income from continuing operations attributable to McKesson Corporation	3,295	3,002	3,563
Loss from discontinued operations, net of tax	—	—	(3)
Net income attributable to McKesson Corporation	$3,295	$3,002	$3,560

Weighted-average common shares outstanding:
Basic	127.4	133.2	141.1
Effect of dilutive securities:
Stock options	—	0.2	0.2
Restricted stock units (1)	0.7	0.7	0.9
Diluted	128.1	134.1	142.2

Earnings (loss) per common share attributable to McKesson Corporation: (2)
Diluted
Continuing operations	$25.72	$22.39	$25.05
Discontinued operations	—	—	(0.02)
Total	$25.72	$22.39	$25.03
Basic
Continuing operations	$25.86	$22.54	$25.25
Discontinued operations	—	—	(0.02)
Total	$25.86	$22.54	$25.23
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
9.    Leases
Lessee
Supplemental balance sheet information related to leases was as follows:

	March 31,
(In millions, except lease term and discount rate)	2025	2024
Operating leases
Operating lease right-of-use assets	$1,782	$1,729

Current portion of operating lease liabilities	$258	$295
Long-term operating lease liabilities	1,478	1,466
Total operating lease liabilities	$1,736	$1,761

Finance leases
Property, plant, and equipment, net	$177	$165

Current portion of long-term debt	$32	$30
Long-term debt	163	163
Total finance lease liabilities	$195	$193

Weighted-average remaining lease term (years)
Operating leases	8.0	7.0
Finance leases	6.3	7.0

Weighted-average discount rate
Operating leases	4.11%	3.62%
Finance leases	3.27%	2.98%

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The components of lease cost were as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Short-term lease cost	$8	$14	$20
Operating lease cost	418	418	384

Finance lease cost:
Amortization of right-of-use assets	30	25	24
Interest on lease liabilities	7	5	6
Total finance lease cost	37	30	30

Variable lease cost (1)	139	131	128
Sublease income	(36)	(35)	(33)
Total lease cost (2)	$566	$558	$529
(1)    These amounts include payments for maintenance, taxes, payments affected by the consumer price index, and other similar metrics and payments contingent on usage.
(2)    These amounts were primarily recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Supplemental cash flow information related to leases was as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(404)	$(339)	$(338)
Operating cash flows from finance leases	—	(1)	(1)
Financing cash flows from finance leases	(39)	(47)	(29)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$599	$391	$462
Finance leases	18	21	17
Maturities of lease liabilities as of March 31, 2025 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
Fiscal 2026	$313	$37	$350
Fiscal 2027	304	38	342
Fiscal 2028	261	35	296
Fiscal 2029	226	32	258
Fiscal 2030	197	26	223
Thereafter	777	49	826
Total lease payments (1)	2,078	217	2,295
Less imputed interest	(342)	(22)	(364)
Present value of lease liabilities	$1,736	$195	$1,931
(1)Total lease payments are not reduced by future minimum sublease income of $224 million, which is due under noncancellable subleases.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
As of March 31, 2025, the Company entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $260 million that are not reflected in the table above. These operating leases will commence in calendar year 2025 with noncancellable lease terms of three to 15 years.
Lessor
The Company leases certain owned equipment, classified as direct financing or sales-type leases, to physician practices. As of March 31, 2025 and 2024, the total lease receivable was $419 million and $365 million, respectively, with a weighted-average remaining lease term of approximately seven years. Interest income from these leases was not material for the years ended March 31, 2025, 2024, and 2023.
10.    Goodwill and Intangible Assets, Net
Goodwill
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2023	$4,050	$2,005	$2,453	$1,439	$—	$9,947
Goodwill acquired	80	19	83	13	—	195
Foreign currency translation adjustments, net	—	—	—	(3)	—	(3)
Other adjustments	(7)	—	—	—	—	(7)
Balance, March 31, 2024	4,123	2,024	2,536	1,449	—	10,132
Goodwill acquired	1	11	—	4	—	16
Disposals (1)	—	—	—	(46)	—	(46)
Foreign currency translation adjustments, net	—	—	—	(80)	—	(80)
Other adjustments	8	(8)	(29)	—	29	—
Balance, March 31, 2025	$4,132	$2,027	$2,507	$1,327	$29	$10,022
(1)Goodwill related to the Canadian retail disposal group discussed in Financial Note 2, “Business Acquisitions and Divestitures,”
Goodwill Impairment Charges
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The annual impairment testing performed for fiscal 2025, fiscal 2024, and fiscal 2023 did not indicate any impairment of goodwill.
Intangible Assets
Information regarding intangible assets were as follows:

	March 31, 2025				March 31, 2024
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Customer relationships	10	$1,475	$(650)	$825	$1,830	$(701)	$1,129
Service agreements	9	1,116	(728)	388	1,126	(676)	450
Trademarks and trade names	13	378	(278)	100	759	(395)	364
Technology	9	288	(141)	147	284	(125)	159
Other	7	31	(27)	4	34	(26)	8
Total		$3,288	$(1,824)	$1,464	$4,033	$(1,923)	$2,110
(1)During the third quarter of fiscal 2024, the Company performed a review of its intangible assets and removed from the balance sheet $1.4 billion of fully amortized gross intangible assets and the corresponding accumulated amortization associated with the assets that no longer provide an economic benefit, are no longer in use, or for which the related contract has expired.
All intangible assets were subject to amortization as of March 31, 2025 and 2024. Amortization of intangible assets of the Canadian retail disposal group previously classified as held for sale and disposed in December 2024 ceased in the second quarter of fiscal 2025. Amortization expense of intangible assets was $226 million, $249 million, and $236 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
Estimated amortization expense of the assets listed in the table above is as follows:

(In millions)	Estimated Amortization Expense
Fiscal 2026	$173
Fiscal 2027	168
Fiscal 2028	164
Fiscal 2029	162
Fiscal 2030	157
Thereafter	640

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
11.    Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2025	2024
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	500	500
5.25% Notes due February 15, 2026	—	499
1.30% Notes due August 15, 2026	499	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	399	399
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	—
5.10% Notes due July 15, 2033	597	596
6.00% Notes due March 1, 2041	217	218
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	649	646
1.63% Euro Notes due October 30, 2026	541	540
3.13% Sterling Notes due February 17, 2029	581	568

Lease and other obligations	227	220
Total debt	5,654	5,629
Less: Current portion	1,191	50
Total long-term debt	$4,463	$5,579
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2025 and 2024, $5.7 billion and $5.6 billion, respectively, of total debt was outstanding, of which $1.2 billion and $50 million, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets.
Public Offerings
On September 10, 2024, the Company completed a public offering of 4.25% Notes due September 15, 2029 in a principal amount of $500 million (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th of each year, commencing on March 15, 2025. Proceeds received from the issuance of the 2029 Notes, net of discounts and offering expenses, were $496 million. The Company utilized the net proceeds from the offering of the 2029 Notes together with cash on hand to redeem its $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 (the “2026 Notes”), which became callable on or after February 15, 2024, prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. The total loss recognized on the debt extinguishment of the 2026 Notes described above for the year ended March 31, 2025 was not material and is included within “Interest expense” in the Company’s Consolidated Statements of Operations.

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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Other Information
Scheduled principal payments of long-term debt are:

(In millions)	Payments
Fiscal 2026	$1,184
Fiscal 2027	1,228
Fiscal 2028	384
Fiscal 2029	1,011
Fiscal 2030	725
Thereafter	1,122
Total	$5,654
Revolving Credit Facilities
5-Year Facility
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”) which was subsequently amended on November 7,2024 and May 8, 2025, that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility was scheduled to mature in November 2027. On November 7, 2024, the maturity date of the 2022 Credit Facility was extended from November 2028 to November 2029. Borrowings under the 2022 Credit Facility bear interest based upon the Term Secured Overnight Financing Rate (“SOFR”) for credit extensions denominated in U.S. dollars, the Sterling Overnight Index Average Reference Rate for credit extensions denominated in British pound sterling, the Euro Interbank Offered Rate for credit extensions denominated in Euros, the Canadian Overnight Repo Rate Average for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates, as applicable, plus agreed upon margins. The 2022 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 2022 Credit Facility. If the Company does not comply with these covenants, its ability to use the 2022 Credit Facility may be suspended and repayment of any outstanding balances under the 2022 Credit Facility may be required to be repaid. The remaining terms and conditions of the 2022 Credit Facility are substantially similar to those previously in place under the 2020 Credit Facility. The Company can use funds obtained under the 2022 Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the year ended March 31, 2025 and 2024 and no amounts outstanding at March 31, 2025 or March 31, 2024. At March 31, 2025, the Company was in compliance with all covenants under the 2022 Credit Facility.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
364-Day Facility
On May 8, 2025, the Company entered into a Credit Agreement (the “364 Day Credit Facility”), that provides a syndicated $1.0 billion senior unsecured credit facility. The 364 Day Credit Facility is scheduled to mature in May 2026.
On or prior to the maturity date, the Company may, at its election and subject to certain customary conditions, convert the outstanding loans into a term loan that is repayable in May 2027.
Borrowings under the 364 Day Credit Facility bear interest based upon SOFR for credit extensions denominated in U.S. Dollars and other relevant underlying benchmarks, plus agreed margins.
The 364 Day Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 364 Day Credit Facility. If the Company does not comply with these covenants, its ability to use the 364 Day Credit Facility may be suspended and repayment of any outstanding balances under the 364 Day Credit Facility may be required to be repaid. The terms and conditions of the 364 Day Credit Facility are substantially similar to those under the 2022 Credit Facility. The Company can use funds obtained under the 364 Day Credit Facility for general corporate purposes.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $4.0 billion in outstanding commercial paper notes. During the years ended March 31, 2025, 2024, and 2023, the Company borrowed and repaid $15.1 billion, $20.0 billion, and $8.5 billion, respectively, under the program. At March 31, 2025 and 2024, there were no commercial paper notes outstanding. Following the execution of the 364 Day Facility on May 8, 2025, the Company can issue up to $5.0 billion in outstanding commercial paper notes.
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
Consolidated Variable Interest Entities
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, is considered the primary beneficiary of the VIE. The Company consolidates certain single-lessee leasing entities where it, as the lessee, has the majority risk of the leased assets due to its minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide the Company with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. Consolidated VIEs do not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Total assets and liabilities included in its Consolidated Balance Sheets for these VIEs were $610 million and $47 million, respectively, at March 31, 2025, and $601 million and $41 million, respectively, at March 31, 2024.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Investments in Unconsolidated Variable Interest Entities
The Company is involved with VIEs which it does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Its relationships include equity method investments and lending, leasing, contractual, or other relationships with the VIEs. The Company’s most significant VIE relationships are with oncology and other specialty practices. Under these practice arrangements, the Company generally owns or leases all of the real estate and equipment used by the practices and manages the practices’ administrative functions. The Company’s maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.6 billion and $1.5 billion at March 31, 2025 and 2024, respectively, which primarily represents the value of intangible assets related to service agreements, lease and loan receivables, operating ROU assets, and equity investments. This amount excludes the customer loan guarantees discussed in Financial Note 16, “Financial Guarantees and Warranties.” The Company believes there is no material loss exposure on these assets or from these relationships.
13.    Pension Benefits
The Company maintains a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Non-U.S. Defined Benefit Pension Plans
As of March 31, 2025 and 2024, the Company’s non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway and Canada. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation.
The Company divested certain pension assets and liabilities as part of the Canadian divestiture activities in fiscal 2025 and European divestiture activities in fiscal 2023 which are discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” During fiscal 2025, changes in the Company pension assets and accumulated other comprehensive loss related to the Canadian divestiture activities were not material. During fiscal 2023, the Company’s divested pension liabilities totaling $75 million, pension assets of $49 million and the Company released $17 million of losses from accumulated other comprehensive loss related to divestiture activities.
During the fourth quarter of fiscal 2025, the Company settled the frozen U.K. pension plan (“U.K. Plan”) by irrevocably transferring future financial responsibilities for the plan to a third-party insurance provider (the “buy-out”). In connection with the buy-out and settlement of the U.K. Plan, a non-cash pre-tax settlement charge of $87 million was recorded in “Other income, net” in the Company’s Consolidated Statements of Operations for the year ended March 31, 2025, consisting of $53 million of pension losses and $34 million of Foreign currency translation adjustments associated with the plan. Excess assets from the U.K. Plan of approximately $7 million are to be reverted to the Company following final wind-up activities and were recognized as a receivable upon settlement.
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end. The net periodic expense for the Company’s pension plans were as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Service cost - benefits earned during the year	$2	$2	$5
Interest cost on projected benefit obligation	7	8	7
Expected return on assets	(7)	(7)	(5)
Amortization of unrecognized actuarial loss and prior service costs	2	2	1
Curtailment/settlement loss (gain)	56	—	(1)
Net periodic pension expense	$60	$5	$7
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service period of active employees.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding the changes in benefit obligations and plan assets for the Company’s pension plans was as follows:

	Years Ended March 31,
(In millions)	2025	2024
Change in benefit obligations
Benefit obligation at beginning of period (1)	$174	$172
Service cost	2	2
Interest cost	7	8
Actuarial loss	2	—
Benefits paid	(8)	(9)
Curtailment/settlement (2)	(96)	—
Divestitures (3)	(6)	—
Foreign exchange impact and other	2	1
Benefit obligation at end of period (1)	$77	$174

Change in plan assets
Fair value of plan assets at beginning of period	$171	$174
Actual return on plan assets	—	(1)
Employer and participant contributions	4	5
Benefits paid	(8)	(9)
Settlement (2)	(96)	—
Divestitures (3)	(6)	—
Foreign exchange impact and other	1	2
Fair value of plan assets at end of period	$66	$171

Funded status at end of period	$(11)	$(3)

Amounts recognized on the balance sheet
Current assets	$7	$—
Long-term assets	2	18
Current liabilities	(1)	(1)
Long-term liabilities	(19)	(20)
Total	$(11)	$(3)
(1)The benefit obligation is the projected benefit obligation.
(2)Relates to the buy-out of the U.K. Plan described above.
(3)Relates to the Canadian divestiture activities discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
There was a $2 million actuarial loss in fiscal 2025:
•Discount rates: The weighted average discount rate slightly decreased to 4.48% as of March 31, 2025 from 4.55% as of March 31, 2024.
•Demographic and assumption changes: The rate of compensation increase increased to 3.47% as of March 31, 2025 from 3.21% as of March 31, 2024.
There was no actuarial gain in fiscal 2024:
•Discount rates: The weighted average discount rate increased slightly to 4.55% as of March 31, 2024 from 4.54% as of March 31, 2023.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
•Demographic and assumption changes: There were offsetting gains and losses in the demographic and assumption changes.
As of March 31, 2025 and 2024, The Company’s accumulated benefit obligations were $74 million and $172 million, respectively. Amounts recognized in accumulated other comprehensive loss as of March 31, 2025 and 2024, were $12 million and $58 million, respectively.
Other changes in accumulated other comprehensive loss were as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Net actuarial (gain) loss	$9	$9	$(7)
Prior service cost	2	—	1
Amortization of:
Net actuarial loss	(57)	(2)	(9)
Prior service credit	—	—	2
Foreign exchange impact and other	—	1	(5)
Total recognized in other comprehensive (income) loss	$(46)	$8	$(18)
In fiscal 2025, the Company recognized $53 million in actuarial losses for the pension plans to stockholders’ deficit as a result of the U.K. plan buy-out. In fiscal 2023, the Company recognized $17 million in net actuarial losses for pension plans to stockholders’ deficit as a result of the divestitures. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information on the Company’s divestiture activities.
Projected benefit obligations related to the Company’s unfunded plans were $19 million at March 31, 2025 and 2024. Funding obligations for its plans vary based on the laws of each jurisdiction.
Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected benefit payments for the Company’s pension plans were as follows:

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)

(In millions)	Expired Benefit Payments
Fiscal 2026	$4
Fiscal 2027	$5
Fiscal 2028	$5
Fiscal 2029	$5
Fiscal 2030	$17
Fiscal 2031 through 2035	$22
Expected contributions to be made for the Company’s pension plans are $3 million for fiscal 2026.
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	Years Ended March 31,
	2025	2024	2023
Net periodic pension expense
Discount rates	4.55%	4.54%	2.67%
Rate of increase in compensation	3.21	3.21	3.67
Expected long-term rate of return on plan assets	4.37	4.05	1.63
Benefit obligation
Discount rates	4.48%	4.55%	4.54%
Rate of increase in compensation	3.47	3.21	3.21
The Company’s defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high-quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of its plans. The Company’s defined benefit pension plan liabilities are valued using a weighted-average discount rate of 4.48%, which represents a decrease of seven basis points from its fiscal 2024 weighted-average discount rate of 4.55%.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Fair Value Measurements: The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. The following tables represent the Company’s plan assets as of March 31, 2025 and 2024, using the fair value hierarchy by asset class:

	March 31, 2025				March 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7	$7	$—	$—	$7
Equity securities:
Equity commingled funds	—	12	—	12	—	20	—	20
Fixed income securities:
Government securities	1	5	—	6	—	4	—	4
Corporate bonds	—	4	—	4	—	4	—	4
Other:
Annuity contracts	—	—	—	—	—	—	103	103
Real estate funds and other	—	3	—	3	—	3	—	3
Total	$8	$24	$—	$32	$7	$31	$103	$141

Assets held at NAV practical expedient (1):
Other				34				30
Total plan assets				$66				$171
(1)    Equity commingled funds, fixed income commingled funds, real estate funds, and other investments for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total investments.
Cash and cash equivalents - Cash and cash equivalents include money market funds and other commingled funds, which have daily net asset values derived from the underlying securities.
Equity commingled funds - Some equity investments are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets.
Fixed income securities - Fixed income securities consist of bonds and debentures. Inputs to the valuation methodology include quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the asset.
Annuity contracts - The value of the annuity contracts is reported by the Trustee and is based on a valuation of the remaining contracted cash flow of the contract. Inputs in the valuation include discounted future cash flows.
Real estate funds - The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals, and market based comparable data.
Other - At March 31, 2025 and 2024, this includes $34 million and $30 million, respectively, of plan asset value relating to obligations in Norway for the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law. The investment return credited to this account is determined annually based on the performance of long-term government bonds.
The following table presents the changes in the Level 3 plan assets measured on a recurring basis for the years ended March 31, 2025 and 2024:

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)

(In millions)	Level 3
Balance, March 31, 2023	$110
Return on assets	(7)
Balance, March 31, 2024	$103
Return on assets	(7)
Settlement	(96)
Balance, March 31, 2025	$—
Defined Contribution Plans
The Company has a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company, at the discretion of its Board of Directors (the “Board”), may also make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $128 million, $138 million, and $125 million for the years ended March 31, 2025, 2024, and 2023, respectively.
Postretirement Benefits
The Company maintains a number of postretirement benefit plans, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. It also provides postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company’s fiscal year-end. The net periodic credit or expense for the Company’s postretirement welfare benefits was not material for the years ended March 31, 2025, 2024, and 2023. The benefit obligation at March 31, 2025 and 2024 was $40 million and $42 million, respectively.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Foreign currency gains (losses) from non-derivative instruments included in other comprehensive income in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Non-derivatives designated as net investment hedges: (1)
Euro-denominated notes (2)	$—	$—	$7
(1)There was no ineffectiveness in these hedges for the year ended March 31, 2023.
(2)Includes amounts reclassified to earnings of $112 million for the year ended March 31, 2023.
Derivative Instruments
At March 31, 2025 and 2024, the notional amounts of the Company’s outstanding derivatives were as follows:

			March 31, 2025		March 31, 2024
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Dec-26 to Mar-27	C$	6,500	C$	1,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (3)	GBP	Nov-28		£450		£450
Cross-currency swaps (3)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (4)	USD	Aug-27 to Sep-29		$750		$1,250

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards (5)	GBP	Apr-25 to Jul-25		£11		£39
Interest rate swap locks (6)	USD	Aug-30 to Aug-35		$850		$—
(1)The maturity date reflected is for outstanding derivatives as of March 31, 2025.
(2)There was no ineffectiveness in these hedges for the years ended March 31, 2025, 2024, and 2023.
(3)Represents cross-currency fixed-to-fixed interest rate swaps to mitigate the foreign currency exchange fluctuations on its foreign currency-denominated notes.
(4)Represents fixed-to-floating interest rate swaps to hedge the changes in fair value caused by fluctuations in the benchmark interest rates.
(5)The Company entered into agreements with financial institutions to hedge the variability of foreign currency exchange fluctuations in future cash payments due to a third party in the United Kingdom for capital expenditures.
(6)The Company entered into agreements with financial institutions in the fourth quarter of fiscal 2025 to hedge cash flows associated with interest payments on upcoming financing activities.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In fiscal 2025, the Company expanded the net investment hedging program by entering into new cross-currency swaps and restructuring existing cross-currency swaps as described below. As of March 31, 2025, the outstanding notional amount of cross-currency swaps was C$6.5 billion.
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
In the fourth quarter of fiscal 2025, the Company entered into cross-currency swaps designated as net investment hedges with a total notional amount of C$3.0 billion. These cross-currency swaps mature in March 2027.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Cash Flow Hedges
From time to time, the Company enters into cross-currency swaps to hedge intercompany loans denominated in nonfunctional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also enters into forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings There were no gains or losses reclassified from accumulated other comprehensive loss and recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations for the years ended March 31, 2025, 2024, and 2023.
In the fourth quarter of fiscal 2025, the Company executed a series of forward-starting interest rate swap locks with notional amounts of $850 million to hedge cash flows associated with interest payments on upcoming financing activities. Refer to Financial Note 11, “Debt and Financing Activities,” for information on the Company’s debt obligations.
In April 2025, the Company executed forward-starting interest rate swap locks with a total notional amount of $550 million. These swaps, in combination with the swaps executed during the fourth quarter of fiscal 2025, will hedge cash flows associated with interest payments on upcoming financing activities.
In the third quarter of fiscal 2024, the Company entered into foreign currency forward contracts designated as cash flow hedges with a total notional amount of £45 million to hedge the variability of foreign currency exchange fluctuations in future cash payments due to a third party for capital expenditures, and certain of these contracts matured in the fourth quarter of fiscal 2024 and during fiscal 2025.
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
In fiscal 2023, the Company also terminated its $500 million notional forward-starting fixed interest rate swaps and recognized a gain of $97 million within “Other income, net” in the Consolidated Statement of Operations.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. Changes in the fair values for contracts not designated as hedges were recorded directly into earnings in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Changes in the fair values were not material for the year ended March 31, 2023. The Company did not enter into any derivative instruments not designated as hedges during fiscal 2025 and fiscal 2024.
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income in the Consolidated Statements of Comprehensive Income were as follows:

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	Years Ended March 31,
(In millions)	2025	2024	2023
Derivatives designated as net investment hedges:
Cross-currency swaps	$80	$3	$28

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$(4)	$39	$(54)
Interest rate swap locks, Foreign currency forwards and Other	(6)	—	—
Fixed interest rate swaps	—	14	(30)
(1)Includes other comprehensive income related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	March 31, 2025			March 31, 2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$54	$—	$595	$13	$1	$1,122
Cross-currency swaps (non-current)	Other non-current assets/liabilities	66	18	5,550	108	—	1,638
Interest rate swaps (non-current)	Other non-current liabilities	—	18	750	—	35	1,250
Interest Rate Swap Locks	Other non-current liabilities	—	6	850	—	—	—
Foreign currency forwards (current)	Prepaid expenses and other	1	—	14	—	—	35
Foreign currency forwards (non-current)	Other non-current liabilities	—	—	—	—	—	15
Total		$121	$42		$121	$36
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at March 31, 2025 and 2024 included investments in money market funds of $1.0 billion and $705 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $103 million and $240 million at March 31, 2025 and 2024, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Consolidated Balance Sheets. During fiscal 2025, the Company recognized impairment charges and realized gains on the exit of certain investments. During fiscal 2024, the Company recognized impairment charges and unrealized gains on certain investments. During fiscal 2023, the Company recognized impairment charges and realized gains on the exit of certain investments. The Company recognized a net gain of $101 million in fiscal 2025, a net loss of $24 million in fiscal 2024 and a net loss of $36 million in fiscal 2023. These amounts were recorded in “Other income, net” in the Consolidated Statements of Operations. Of the gain recognized in fiscal 2025, $100 million relates to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. Proceeds from the sale of a portion of this investment were $92 million. Additionally, during the fourth quarter of fiscal 2025, the Company exited one of its publicly-traded investments, receiving cash of $97 million and recognizing a gain of $44 million for the year ended March 31, 2025 offset by $44 million asset impairments recorded in the fourth quarter of fiscal 2025. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
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
At March 31, 2024, the contingent consideration liability related to the Company’s acquisition of RxSS in November 2022 was measured at fair value on a nonrecurring basis. Refer to Financial Note 2, “Business Acquisitions and Divestitures" for more information on these transactions.
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and 2024.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Other Fair Value Disclosures
At March 31, 2025 and 2024, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	March 31, 2025		March 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,654	$5,598	$5,629	$5,488
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
16.    Financial Guarantees and Warranties
Financial Guarantees
The Company has agreements with certain of its customers’ financial institutions, primarily in its International segment, under which it has guaranteed the repurchase of its customers’ inventory or its customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For the Company’s inventory repurchase agreements, among other requirements, inventories must be in a resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees generally range from three to five years and are primarily provided to facilitate financing for certain customers. The majority of the Company’s customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2025, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $390 million and $5 million, respectively, of which the Company has not accrued any amounts.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The expirations of these financial guarantees were as follows:

(In millions)	Financial Guarantees Subject to Expiration
Fiscal 2026	$111
Fiscal 2027	233
Fiscal 2028	7
Fiscal 2029	3
Fiscal 2030	6
Thereafter	35
At March 31, 2025, the Company’s banks and insurance companies have issued $206 million of standby letters of credit and surety bonds, which were issued on the Company’s behalf primarily related to its customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and its workers’ compensation and automotive liability programs.
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
Warranties
In the normal course of business, the Company provides certain warranties and indemnification protection for its products and services. For example, the Company provides warranties that the pharmaceutical and medical-surgical products it distributes are in compliance with the U.S. Food, Drug, and Cosmetic Act and other applicable laws and regulations. It has received the same warranties from its suppliers, which customarily are the manufacturers of the products. In addition, the Company has indemnity obligations to its customers for these products, which have also been provided from its suppliers, either through express agreement or by operation of law. Accrued warranty costs were not material to the Consolidated Balance Sheets as of March 31, 2025 and 2024.
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
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a governmental entities opioid settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $2.0 billion as of March 31, 2025, and additionally will pay the Settling Governmental Entities up to approximately $5.9 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.
Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $75 million as of March 31, 2025, and additionally will pay approximately $99 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $68 million as of March 31, 2025, and additionally will pay approximately $84 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $112 million as of March 31, 2025, and additionally will pay approximately $84 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
Non-Governmental Plaintiff Claims
The Company is also a defendant in hundreds of opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above. The Company and two other national distributors have reached settlements with representatives of nationwide groups of acute care hospitals and certain third-party payors. The claims of remaining U.S. non-governmental plaintiffs are not included in the charges recorded by the Company (described below).
With respect to the acute care hospitals for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a settlement with a nationwide class of acute care hospitals, of which $75 million was recorded within Corporate expenses, net, and $74 million was recorded within U.S. Pharmaceutical. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On October 30, 2024, the U.S. District Court for the District of New Mexico granted preliminary approval to the proposed settlement, pursuant to which the Company placed approximately $149 million into escrow on November 27, 2024. On March 4, 2025. the Court granted final approval to the settlement, which became effective on April 4, 2025. The escrow payment was presented as restricted cash within “Prepaid expenses and other” in the Company’s Consolidated Balance Sheet as of March 31, 2025.
With respect to the third-party payors, for the year ended March 31, 2025, the Company recorded a charge of $114 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect the Company’s portion of the settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net and U.S. Pharmaceutical, respectively. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On January 15, 2025, the U.S. District Court for the Northern District of Ohio overruled objections to the settlement and granted final approval to the settlement, pursuant to which the Company placed approximately $114 million into escrow on February 12, 2025. An insurer that objected to the settlement has appealed, and, as a result of the appeal, the settlement has not become effective.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a nationwide class of acute care hospitals, was as follows:

(In millions)	March 31, 2025	March 31, 2024
Current litigation liabilities (1)	$776	$665
Long-term litigation liabilities	5,601	6,113
Total litigation liabilities	$6,377	$6,778
(1)These amounts, recorded in “Other accrued liabilities” in the Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the year ended March 31, 2025, 2024, and 2023, the Company made payments totaling $515 million, $544 million, and $1.1 billion, respectively, associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Other Litigation and Claims
On or about April 25, 2018, a second amended qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc., and US Oncology Specialty, L.P. by Omni Healthcare, Inc. as relator, purportedly on behalf of the United States and 33 cities and states alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. United States of America ex rel. Omni Healthcare, Inc. v. McKesson Corp., et al., 1:12-cv-06440 (E.D.N.Y.). The United States and the other governmental plaintiffs declined to intervene in the suit. In February 2019, the court dismissed all of the defendants except McKesson Corporation and Oncology Therapeutics Network Corp. On or about March 2, 2020, another qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on US Oncology, Inc. by the same relator purportedly on behalf of the United States and 33 cities and states alleging the same misconduct and seeking the same relief. United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 1:19-cv-05125. The United States and the named states declined to intervene in the case. The relator filed an amended complaint on August 19, 2022. On September 8, 2023, US Oncology, Inc.’s motion to dismiss the amended complaint was granted. The dismissal was affirmed by the Court of Appeals for the Second Circuit on November 12, 2024. On March 27, 2025, the relator filed a petition seeking review by the U.S. Supreme Court.
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
Government Subpoenas and Investigations
From time to time, the Company receives subpoenas or requests for information from various governmental agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough, and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to settlements of claims against the Company. The Company responds to these requests in the ordinary course of business. The following are examples of the type of subpoenas or requests the Company receives from time to time.
In July 2024, the United States Department of Justice served a Civil Investigative Demand issued pursuant to the False Claims Act on the Company seeking documents and information related to administration of copay coupon programs associated with certain Sun Pharmaceutical Industries Inc. drugs.
In March 2025, the United States Department of Justice served a Civil Investigative Demand issued pursuant to the False Claims Act on NDCHealth Corporation, a subsidiary of the Company, seeking documents and information related to cybersecurity requirements in contracts or sub-contracts with the federal government.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
State Opioid Statutes
In April 2018, the State of New York Opioid Stewardship Act (“OSA”) imposed an aggregate $100 million annual surcharge for 2017 and 2018 on all manufacturers and distributors licensed to sell or distribute opioids in New York. In December 2021, the Company paid $26 million for the 2017 OSA surcharge assessment. On May 18, 2022, the Company filed a lawsuit in New York state trial court challenging the constitutionality of the OSA. In November 2022, the Company received a 2018 OSA surcharge assessment of approximately $42 million. On December 14, 2022, the state court ruled that the OSA is constitutional. The Appellate Division subsequently ruled that the 2017 assessment was unconstitutional, but that the 2018 assessment was proper. The Company has paid $42 million for the 2018 OSA surcharge assessment. The Company’s OSA challenge was pending before the New York Supreme Court. On March 31, 2025, The State of New York agreed to pay the Company $28 million to settle the matter, subject to the availability of appropriations. The Company has not recorded a receivable for this recovery.

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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these four sites is $25 million, net of amounts anticipated from third parties. The $25 million is expected to be paid out between April 2025 and March 2055. The Company has accrued $25 million for the estimated probable loss for these environmental matters in its Consolidated Balance Sheet as of March 31, 2025.
The Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liabilities upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. For one such site, the Company was one of multiple recipients of a New Jersey Department of Environmental Protection directive and a separate U.S. Environmental Protection Agency (“EPA”) directive concerning natural resources damages to the Passaic River associated with the Company’s Newark, New Jersey facility. In March 2016, the EPA selected a preferred remedy for this Lower Passaic River site with an estimated cost of approximately $1.4 billion. In December 2022, the Company entered into a Consent Decree with the EPA that is currently pending approval by the U.S. District Court for the District of New Jersey and would require the Company to pay $3 million, for which the Company maintained an escrow deposit as of March 31, 2025. Accordingly, the Company’s estimated probable loss at the remaining 13 sites is approximately $23 million, which has been accrued for in the Consolidated Balance Sheet as of March 31, 2025.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Antitrust Settlements
Numerous lawsuits have been filed against certain pharmaceutical manufacturers alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. These lawsuits are sometimes brought as class actions on behalf of those who purchased directly from pharmaceutical manufacturers, including the Company. The Company does not recognize such amounts until received. In certain cases the Company is also named as a plaintiff. Some of these lawsuits have settled in the past with the Company receiving proceeds, including $444 million, $244 million, and $129 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, which were included in “Cost of sales” in the Consolidated Statements of Operations.
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
In July 2024, the Company’s quarterly dividend was raised from $0.62 to $0.71 per share of common stock for dividends declared on or after such date by the Board. The Company declared regular cash dividends of $2.75, $2.40, and $2.09 per share for the years ended March 31, 2025, 2024, and 2023, respectively. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, legal requirements, and other factors.
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
Effective January 1, 2023, the Company’s repurchase of common stock, adjusted for allowable items, are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock. Excise taxes of $26 million and $25 million were accrued for shares repurchased during the year ended March 31, 2025 and 2024, respectively. On October 30, 2024, the company made a payment of $25 million for fiscal 2024 excise taxes previously accrued. As of March 31, 2025 and March 31, 2024, the amount accrued for excise taxes was $26 million and $25 million, respectively, within “Other accrued liabilities” in the Company’s Consolidated Balance Sheets.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding share repurchase activity over the last three fiscal years were as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
Balance, March 31, 2022			$3,278
Shares repurchased - February 2022 ASR (4)	0.3	$295.16	—
Shares repurchased - May 2022 ASR	3.1	$321.05	(1,000)
Share repurchase authorization increase in fiscal 2023			4,000
Shares repurchased - December 2022 ASR	2.6	$369.20	(972)
Shares repurchased - Open market (5)	4.7	$363.24	(1,693)
Balance, March 31, 2023			3,613
Share repurchase authorization increase in fiscal 2024			6,000
Shares repurchased - Open market	6.9	$436.46	(2,998)
Balance, March 31, 2024			6,615
Share repurchase authorization increase in fiscal 2025			4,000
Shares repurchased - Open market	5.8	$543.05	(3,146)
Balance, March 31, 2025			$7,469
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The remaining authorization outstanding for repurchases of common stock excludes $26 million and $25 million of excise taxes incurred on share repurchases for the years ended March 31, 2025 and 2024, respectively.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Accumulated Other Comprehensive Loss
Information regarding changes in the Company’s accumulated other comprehensive loss by component were as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(1,504)	$10	$27	$(67)	$(1,534)
Other comprehensive income (loss) before reclassifications	(329)	112	10	28	(179)
Amounts reclassified to earnings and other (4)	1,027	(136)	(73)	34	852
Other comprehensive income (loss)	698	(24)	(63)	62	673
Less: amounts attributable to noncontrolling and redeemable noncontrolling interests	41	—	—	3	44
Other comprehensive income (loss) attributable to McKesson	657	(24)	(63)	59	629
Balance, March 31, 2023	(847)	(14)	(36)	(8)	(905)
Other comprehensive income (loss) before reclassifications	(9)	2	39	(6)	26
Amounts reclassified to earnings and other	—	—	—	(2)	(2)
Other comprehensive income (loss)	(9)	2	39	(8)	24
Balance, March 31, 2024	(856)	(12)	3	(16)	(881)
Other comprehensive income (loss) before reclassifications	(214)	59	(5)	(16)	(176)
Amounts reclassified to earnings and other (5) (6)	81	—	(2)	46	125
Other comprehensive income (loss)	(133)	59	(7)	30	(51)
Balance, March 31, 2025	$(989)	$47	$(4)	$14	$(932)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts before reclassifications recorded in fiscal 2023 include gains of $7 million related to net investment hedges from Euro-denominated notes. Amounts before reclassifications recorded in fiscal 2025, fiscal 2024, and fiscal 2023 include gains of $80 million, $3 million, and $28 million, respectively, related to net investment hedges from cross-currency swaps. These amounts are net of income tax (expense) of $(21) million, $(1) million, and $(33) million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
(3)Amounts before reclassifications recorded in fiscal 2025, fiscal 2024, and fiscal 2023 include gains (losses) of $(4) million, $39 million, and $(54) million, respectively, related to cash flow and other hedges from cross-currency swaps. Amounts before reclassifications recorded in fiscal 2025 include a loss of $(6) million related to cash flow hedges from Interest rate swap locks and foreign currency forwards. Amounts before reclassifications recorded in fiscal 2024, and fiscal 2023 include gains (losses) of $14 million, and $(30) million, respectively, related to cash flow hedges from fixed interest rate swaps. These amounts are net of income tax benefit (expense) of $3 million, $(14) million, and $21 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
(4)Primarily includes adjustments for amounts related to the divestitures of the E.U. disposal group in October 2022, including the impact of amounts previously attributed to the noncontrolling interest in McKesson Europe, and the U.K. disposal group in April 2022, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” These amounts were included in the fiscal 2023 calculations of charges to remeasure the assets and liabilities of the disposal groups to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. Amounts reclassified to earnings and other includes a net income tax impact of $6 million.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(5)Includes adjustments to Foreign Currency Translation Adjustments, Net of Tax for the year ended March 31, 2025 related to the Canadian retail disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” These amounts were included in the current and prior periods calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations, and a reclassification related to the termination of the U.K. pension plan, as discussed in more detail in Financial Note 13, “Pension Benefits.”
(6)Adjustments to Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax for the year ended March 31, 2025 include reclassification of losses related to the termination of the U.K. pension plan as discussed in more detail in Financial Note 13, “Pension Benefits.”. Amounts reclassified to earnings and other includes a net income tax impact of $11 million.
19.    Related Party Balances and Transactions
In fiscal 2025, the U.S pharmaceutical sales to one of the Company’s equity method investees totaled $1.1 billion. Trade receivables related to transactions from this investee were $313 million as of March 31, 2025. In fiscal 2024, the Company’s investment in this entity was not accounted for under the equity method and, as a result, was not classified as a related party.
20.    Segments of Business
The Company reports its financial results in four operating and reportable segments: U.S. Pharmaceutical, RxTS, Medical-Surgical Solutions, and International. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments and operations. The factors for determining the segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit (loss) before interest expense and income taxes.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses operating profit (loss) before interest expense and income taxes to assess performance and allocate resources for each reportable segment during the Company’s annual long-term planning process and through quarterly operating reviews focused on each segment’s results compared to the budget and rolling forecast. The CODM is regularly provided with budgeted or forecasted expense information for the segment and also uses consolidated expense information. Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not reported in our disclosures.

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
The RxTS segment helps solve medication access, affordability, and adherence challenges for patients by working across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies. RxTS serves our biopharma and life sciences partners, delivering innovative solutions that help people get the medicine they need to live healthier lives. RxTS offers technology services, which includes electronic prior authorization, prescription price transparency, benefit insight, and dispensing support services, in addition to third-party logistics and wholesale distribution support designed to benefit stakeholders.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The International segment includes the Company’s operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada and included Rexall Health retail pharmacies. The Company’s Norwegian operations provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies. During fiscal 2025, the Company completed the previously announced transaction to sell the Canadian retail disposal group. During fiscal 2023, the Company completed the divestitures of the U.K. disposal group in April 2022, and the E.U. disposal group in October 2022. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information related to these divestitures.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Financial information relating to the Company’s reportable operating segments and reconciliations to the consolidated totals was as follows:

	Years Ended March 31,
(In millions)	2025	2024	2023
Segment revenues (1)
U.S. Pharmaceutical	$327,717	$278,739	$240,616
Prescription Technology Solutions	5,216	4,769	4,387
Medical-Surgical Solutions	11,386	11,313	11,110
International	14,721	14,130	20,598
Corporate	11	—	—
Total revenues	$359,051	$308,951	$276,711

Other segment expense, net (2)
U.S. Pharmaceutical (3)	$323,715	$275,953	$237,410
Prescription Technology Solutions (4)	4,341	3,934	3,821
Medical-Surgical Solutions (5)	10,613	10,361	9,993
International (6)	14,934	13,811	20,462
Total other expense, net	$353,603	$304,059	$271,686

Segment operating profit (loss)
U.S. Pharmaceutical	$4,002	$2,786	$3,206
Prescription Technology Solutions	875	835	566
Medical-Surgical Solutions	773	952	1,117
International	(213)	319	136
Subtotal	5,437	4,892	5,025
Corporate expenses, net (7)	(813)	(851)	(147)
Interest expense	(265)	(252)	(248)
Income from continuing operations before income taxes	$4,359	$3,789	$4,630

Segment depreciation and amortization (8)
U.S. Pharmaceutical	$231	$229	$212
Prescription Technology Solutions	86	84	77
Medical-Surgical Solutions	93	84	80
International	86	117	115
Corporate	140	121	124
Total depreciation and amortization	$636	$635	$608

Segment expenditures for long-lived assets (9)
U.S. Pharmaceutical	$241	$193	$154
Prescription Technology Solutions	11	31	35
Medical-Surgical Solutions	163	159	117
International	107	75	79
Corporate	337	229	173
Total expenditures for long-lived assets	$859	$687	$558
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
(2)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for the Company’s reportable segments.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(3)The Company’s U.S. Pharmaceutical other segment expense, net includes the following:
•a credit of $206 million and a provision for bad debts of $725 million for the years ended March 31, 2025 and 2024, respectively, related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in October 2023. The Company recognized a provision for bad debts of $725 million for the year ended March 31, 2024, which represented the uncollected trade accounts receivable from sales to Rite Aid prior to its bankruptcy petition filing. The credit in fiscal 2025 is due to the Company’s reassessment of its initial fiscal 2024 estimates of the previously reserved prepetition balance owed by Rite Aid. The amounts described above were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations. Rite Aid's restructuring plan was approved by the court and the company successfully emerged from bankruptcy in August, 2024;
•cash receipts for the Company’s share of antitrust legal settlements were $444 million, $244 million, and $129 million for the years ended March 31, 2025, 2024, and 2023, respectively. These gains were recorded within “Cost of sales” in the Company’s Consolidated Statements of Operations;
•a charge of $82 million, a credit of $157 million, and a charge of $1 million for the years ended March 31, 2025, 2024, and 2023, respectively, related to the LIFO method of accounting for inventories. These amounts were recorded within “Cost of sales” in the Company’s Consolidated Statements of Operations;
•restructuring charges of $59 million for the year ended March 31, 2025 for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•charges of $57 million and $74 million for the years ended March 31, 2025 and 2024, respectively, related to the estimated liability for opioid-related claims, as discussed in Financial Note 17, “Commitments and Contingent Liabilities;"
•a loss of $43 million for the year ended March 31, 2025 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Consolidated Statement of Operations; and
•a gain of $142 million for the year ended March 31, 2023 related to the exit of one of the Company’s investments in equity securities in July 2022 for proceeds of $179 million, which is reflected within “Other income, net” in the Company’s Consolidated Statement of Operations.
(4)The Company’s RxTS other segment expense, net includes the following:
•gains of $78 million in fiscal 2024 resulting from fair value adjustments of the Company’s contingent consideration liability related to the RxSS acquisition, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;” and
•restructuring charges of $43 million in fiscal 2023 primarily for severance and employee-related costs, as well as asset impairments and accelerated depreciation. Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net” for further information.
(5)The Company’s Medical-Surgical Solutions other segment expense, net for the year ended March 31, 2025 includes restructuring charges of $204 million for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(6)The Company’s International other segment expense, net includes the following:
•a charge of $605 million for the year ended March 31, 2025 to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;” and
•a charge of $240 million for the year ended March 31, 2023 to remeasure the assets and liabilities of the E.U. disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.”
(7)Corporate expenses, net, includes the following:
•charges of $87 million related to the termination of the U.K. pension plan;
•a charge of $62 million for the year ended March 31, 2025 related to the effect of accumulated other comprehensive loss components from the Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”
•a net gain of $101 million for the year ended March 31, 2025, and net losses of $24 million and $36 million for the years ended March 31, 2024, and 2023, respectively, related to the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 15, “Fair Value Measurements;”
•net charges of $51 million and $73 million for the years ended March 31, 2025 and 2024, respectively, and a credit of $8 million for the year ended March 31, 2023, related to the estimated liability for opioid-related claims, as discussed in Financial Note 17, “Commitments and Contingent Liabilities;”
•restructuring charges of $68 million, $55 million, and $83 million for the years ended March 31, 2025, 2024, and 2023, respectively, for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•charges of $14 million, $35 million, and $36 million for the years ended March 31, 2025, 2024, and 2023, respectively, for opioid-related costs, primarily litigation expenses;

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
•a gain of $306 million in fiscal 2023 primarily related to the effect of accumulated other comprehensive loss components from the E.U. disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”
•a gain of $126 million in fiscal 2023 related to a cash payment received for the early termination of a TRA exercised by Change in October 2022 and was recorded within “Other income, net” in the Consolidated Statement of Operations, as discussed in Financial Note 5, “Other Income, Net;” and
•a gain of $97 million in fiscal 2023 from the termination of certain forward-starting fixed interest rate swaps, as discussed in Financial Note 14, “Hedging Activities.”
(8)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(9)Long-lived assets consist of property, plant, and equipment, net and capitalized software.
Long-lived assets by geographic areas were as follows:

	March 31,
(In millions)	2025	2024
Long-lived assets (1)
United States	$2,877	$2,477
Foreign	306	334
Total long-lived assets	$3,183	$2,811
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
Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
(a) Entry into a Material Definitive Agreement

364 Day Facility

On May 8, 2025, the Company entered into a Credit Agreement among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as an administrative agent, and the other parties thereto.
Under the 364 Day Credit Facility, which is scheduled to mature in May 2026, the Company has a revolving line of credit available of up to $1.0 billion. On or prior to the maturity date of the 364 Day Credit Facility, the Company has the option, subject to certain customary conditions, to convert the outstanding revolving loans into a term loan that is repayable in May 2027. The terms and conditions of the 364 Day Credit Facility are substantially similar to those in place under the Credit Agreement, dated November 7, 2022 (as amended by that certain First Amendment to the Credit Agreement, dated as of November 7, 2024 and that certain Second Amendment to the Credit Agreement, dated as of May 8, 2025), among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent.
Borrowings under the 364 Day Credit Facility bear interest based upon the SOFR for credit extensions denominated in U.S. Dollars and other relevant underlying benchmarks plus agreed margins. In the case of an event of default under the 364 Day Credit Facility, the lenders may elect, among other things, to declare any unpaid amounts obtained under the 364 Day Credit Facility to be immediately due and payable.
Capitalized terms used but not otherwise defined herein have the meanings ascribed thereto in the 364 Day Credit Facility. A copy of the 364 Day Credit Facility is attached as Exhibit 10.24 to this report and is incorporated herein by reference.

McKESSON CORPORATION
(b) Pre-arranged Trading Plans
On February 7, 2025, Napoleon B. Rutledge Jr, our Senior Vice President and Controller, adopted a Rule 10b5-1 trading arrangement for the sale of up to 2,984 shares of the Company’s common stock. The duration of the trading arrangement is until February 12, 2026 or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Rutledge represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading “Election of Directors” under Item 1 of our Proxy Statement for the calendar year 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Annual Report (the “Proxy Statement”). Information about our executive officers is incorporated by reference from the discussion in Part I of this Annual Report under the heading “Information about our Executive Officers.” Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Experts, is incorporated by reference from the discussion in Item 1 of the Proxy Statement under the heading “The Board, Committees and Meetings,” and in Item 2 of the Proxy Statement under the heading “Audit Committee Report.”
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

McKESSON CORPORATION
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
The following table sets forth information as of March 31, 2025 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding warrants, and rights	Weighted-average exercise price of outstanding warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1.7 (2)	$—	7.4 (3)
Equity compensation plans not approved by security holders	—	$—	—
(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards since recipients are not required to pay an exercise price to receive the shares subject to these awards. All options were exercised in fiscal 2025.
(2)Represents restricted stock unit awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; (iii) the 2013 Stock Plan; and (iv) the 2022 Stock Plan. This amount also includes 0.8 million shares reserved for the potential of maximum payouts of outstanding performance stock units previously granted under the 2013 Stock Plan.
(3)Represents 3.3 million shares available for purchase under the 2000 Employee Stock Purchase Plan and 4.2 million shares available for grant under the 2022 Stock Plan.

McKESSON CORPORATION
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
Item 14.    Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2026” in the Proxy Statement is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15.    Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID: 34)	57

Consolidated Statements of Operations for the years ended March 31, 2025, 2024, and 2023	60

Consolidated Statements of Comprehensive Income for the years ended March 31, 2025, 2024, and 2023	61

Consolidated Balance Sheets as of March 31, 2025 and 2024	62

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2025, 2024, and 2023	63

Consolidated Statements of Cash Flows for the years ended March 31, 2025, 2024, and 2023	64

Financial Notes	65

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	129

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes, or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	130

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charges (Credits) to Costs and Expenses		Charges to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2025
Allowances for credit losses	$877	$(130)		$(2)	$(273)	$472
Other allowances	54	—		(4)	(2)	48
	$931	$(130)		$(6)	$(275)	$520

Year Ended March 31, 2024
Allowances for credit losses	$114	$819	(4)	$5	$(61)	$877
Other allowances	46	—		9	(1)	54
	$160	$819		$14	$(62)	$931

Year Ended March 31, 2023
Allowances for credit losses	$99	$45		$5	$(35)	$114
Other allowances	52	—		4	(10)	46
	$151	$45		$9	$(45)	$160

		Years Ended March 31,
		2025	2024	2023
(1)	Deductions:
	Written-off	$(275)	$(62)	$(37)
	Credited to other accounts and other	—	—	(8)
	Total	$(275)	$(62)	$(45)

(2)	Amounts shown as deductions from current and non-current receivables (current allowances were $500 million, $921 million, and $158 million at March 31, 2025, 2024, and 2023, respectively)	$520	$931	$160

(3)	Primarily represents reclassifications to other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Incorporation of McKesson Corporation, as amended through July 31, 2024	10-Q	1-13252	3.1	August 7, 2024
3.1.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.1.2	Certificate of Amendment of Certificate of Incorporation, dated July 31, 2024	10-Q	1-13252	3.1.2	August 7, 2024
3.2	Amended and Restated By-Laws of the Company, as amended April 26, 2023.	8-K	1-13252	3.1	April 28, 2023
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.5	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.6	Officers’ Certificate, dated as of March 10, 2014, and related Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.7	Officer’s Certificate, dated as of February 17, 2017, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.8	Officer’s Certificate, dated as of February 12, 2018, and related Form of 2026 Euro Note.	8-K	1-13252	4.1	February 13, 2018

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.9	Officer’s Certificate, dated as of February 16, 2018, and related Form of 2028 Note.	8-K	1-13252	4.1	February 21, 2018
4.10	Officer’s Certificate, dated as of November 30, 2018, and Form of 2029 Note.	8-K	1-13252	4.1	November 30, 2018
4.11	Officer’s Certificate, dated as of December 3, 2020, and related Form of 2025 Note.	8-K	1-13252	4.1	December 3, 2020
4.12	Officer’s Certificate, dated as of August 12, 2021, and related Form of 2026 Note.	8-K	1-13252	4.1	August 12, 2021
4.13	Indenture, dated as of February 15, 2023, by and between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee.	8-K	1-13252	4.1	February 15, 2023
4.14	Officer’s Certificate, dated as of June 15, 2023, and related Form of 2028 Note and Form of 2033 Note.	8-K	1-13252	4.1	June 16, 2023
4.15	Officer’s Certificate, dated as of September 10, 2024, and related Form of 2029 Note.	8-K	1-13252	4.1	September 10, 2024
4.16†	Description of the Company’s Securities.	—	—	—	—
10.1*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.2*	McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.2	October 30, 2019
10.3*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.4*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.1	October 30, 2019
10.5*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.6*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated April 26, 2022.	10-K	1-13252	10.6	May 9, 2022
10.7*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated effective January 28, 2020.	10-K	1-13252	10.8	May 22, 2020
10.8*	McKesson Corporation Management Incentive Plan, as amended and restated April 26, 2022	10-K	1-13252	10.8	May 9, 2022
10.9*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective April 26, 2022	10-K	1-13252	10.9	May 9, 2022
10.10*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.11*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.12*	McKesson Corporation 2013 Stock Plan, effective July 31, 2013.	8-K	1-13252	10.1	August 2, 2013
10.13*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-K	1-13252	10.13	May 9, 2022
10.14*	McKesson Corporation 2022 Stock Plan, effective July 22, 2022.	S-8	333-266356	10.1	July 27, 2022

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.15*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan.	10-Q	1-13252	10.2	August 3, 2022
10.16*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
10.17	Tax Matters Agreement, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC and Change Healthcare Holdings, LLC dated as of March 9, 2020.	8-K	1-13252	10.1	March 13, 2020
10.18	Distributor Settlement Agreement related to opioids claims, entered into on February 25, 2022, among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein).	8-K/A	1-6671	10.1	May 3, 2022
10.19	Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	1-13252	10.1	November 7, 2022
10.20*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective October 23, 2023.	10-Q	1-13252	10.2	November 2, 2023
10.21	Extension Notice Acknowledgement to Credit Agreement, dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	1-13252	10.1	November 7, 2023
10.22	First Amendment to Credit Agreement dated as of November 7, 2024, to the Credit Agreement dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A. as administrative agent, and other parties thereto.	10-Q	1-13252	10.1	November 7, 2024
10.23†*	Second Amendment to Credit Agreement dated as of May 8, 2025, to the Credit Agreement dated as of November 7, 2022, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A. as administrative agent, and other parties	—	—	—	—
10.24†*	Credit Agreement, dated as of May 8, 2025, among the Company, as borrower, the lenders party thereto, the letter of credit issuers party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto	—	—	—	—
10.25*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan, effective April 23, 2024.	10-K	1-13252	10.22	May 8, 2024
10.26†*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan, effective April 29, 2025.	—	—	—	—

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
19.1	Insider Trading Policy and Procedure applicable to all directors, officers, and employees.	10-K	1-13252	19.1	May 8, 2024
19.2	Designated Insider Trading Policy and Procedure applicable to all directors and officers, and certain specified employees.	10-K	1-13252	19.2	May 8, 2024
19.3	Section 16 Insider Policy and Procedure applicable to all directors and officers.	10-K	1-13252	19.3	May 8, 2024
19.4	Pre-Arranged Trading Plan Policy and Procedure applicable to all directors, officers, and employees.	10-K	1-13252	19.4	May 8, 2024
19.5	Share Repurchase and Sale Policy applicable to the Company.	10-K	1-13252	19.5	May 8, 2024
21†	List of Significant Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
97	McKesson Corporation Financial Restatement Compensation Recoupment Policy, effective October 2, 2023.	10-K	1-13252	97	May 8, 2024
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	—	—	—	—

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

McKESSON CORPORATION

May 8, 2025	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Brian S. Tyler	/s/ James H. Hinton
Brian S. Tyler Chief Executive Officer and Director (Principal Executive Officer)	James H. Hinton, Director

/s/ Britt J. Vitalone	/s/ Donald R. Knauss
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Donald R. Knauss, Director

/s/ Napoleon B. Rutledge Jr.	/s/ Bradley E. Lerman
Napoleon B. Rutledge Jr. Senior Vice President and Controller (Principal Accounting Officer)	Bradley E. Lerman, Director

/s/ Richard H. Carmona	/s/ Maria N. Martinez
Richard H. Carmona, M.D., Director	Maria N. Martinez, Director

/s/ Dominic J. Caruso	/s/ Kevin M. Ozan
Dominic J. Caruso, Director	Kevin M. Ozan, Director

/s/ W. Roy Dunbar	/s/ Kathleen Wilson-Thompson
W. Roy Dunbar, Director	Kathleen Wilson-Thompson, Director

/s/ Deborah Dunsire
Deborah Dunsire, M.D., Director

May 8, 2025