Form 10-Q
period 2025-06-30
MCKESSON CORP
filed 2025-08-06
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 124,384,393 shares of the issuer’s common stock were outstanding as of July 31, 2025.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenues	$97,827	$79,283
Cost of sales	(94,548)	(76,131)
Gross profit	3,279	3,152
Selling, distribution, general, and administrative expenses	(2,196)	(2,001)
Claims and litigation charges, net	—	(112)
Restructuring, impairment, and related charges, net	(47)	(10)
Total operating expenses	(2,243)	(2,123)
Operating income	1,036	1,029
Other income, net	64	130
Interest expense	(49)	(75)
Income before income taxes	1,051	1,084
Income tax expense	(220)	(124)
Net income	831	960
Net income attributable to noncontrolling interests	(47)	(45)
Net income attributable to McKesson Corporation	$784	$915

Earnings per common share attributable to McKesson Corporation
Diluted	$6.25	$7.00
Basic	$6.28	$7.04

Weighted-average common shares outstanding
Diluted	125.5	130.7
Basic	124.9	129.8

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Net income	$831	$960

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	21	(31)
Unrealized gain on cash flow and other hedges	14	—
Changes in retirement-related benefit plans	(1)	(1)
Other comprehensive income (loss), net of tax	34	(32)

Comprehensive income	865	928
Comprehensive income attributable to noncontrolling interests	(47)	(45)
Comprehensive income attributable to McKesson Corporation	$818	$883

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,418	$5,691
Receivables, net	28,158	25,643
Inventories, net	25,065	23,001
Prepaid expenses and other	1,160	1,063
Total current assets	56,801	55,398
Property, plant, and equipment, net	2,574	2,502
Operating lease right-of-use assets	2,168	1,782
Goodwill	11,365	10,022
Intangible assets, net	4,272	1,464
Other non-current assets	4,131	3,972
Total assets	$81,311	$75,140

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current liabilities
Drafts and accounts payable	$57,861	$55,330
Current portion of long-term debt	1,249	1,191
Current portion of operating lease liabilities	297	258
Other accrued liabilities	4,924	4,825
Total current liabilities	64,331	61,604
Long-term debt	6,528	4,463
Long-term deferred tax liabilities	987	1,029
Long-term operating lease liabilities	1,859	1,478
Long-term litigation liabilities	5,601	5,601
Other non-current liabilities	2,868	2,659
Redeemable noncontrolling interests	725	—
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 280 and 279 shares issued at June 30, 2025 and March 31, 2025, respectively	3	3
Additional paid-in capital	8,449	8,373
Retained earnings	18,616	17,921
Accumulated other comprehensive loss	(898)	(932)
Treasury shares, at cost, 155 and 154 shares at June 30, 2025 and March 31, 2025, respectively	(28,137)	(27,439)
Total McKesson Corporation stockholders’ deficit	(1,967)	(2,074)
Noncontrolling interests	379	380
Total deficit	(1,588)	(1,694)
Total liabilities, redeemable noncontrolling interests, and deficit	$81,311	$75,140
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2025	279	$3	$8,373	$17,921	$(932)	(154)	$(27,439)	$380	$(1,694)
Issuance of shares under employee plans, net of forfeitures	1	—	22	—	—	—	(106)	—	(84)
Share-based compensation	—	—	55	—	—	—	—	—	55
Repurchase of common stock	—	—	—	—	—	(1)	(592)	—	(592)
Net income	—	—	—	784	—	—	—	47	831
Other comprehensive income	—	—	—	—	34	—	—	—	34
Cash dividends declared, $0.71 per common share	—	—	—	(89)	—	—	—	—	(89)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Other	—	—	(1)	—	—	—	—	(1)	(2)
Balance, June 30, 2025	280	$3	$8,449	$18,616	$(898)	(155)	$(28,137)	$379	$(1,588)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2024	278	$3	$8,048	$14,978	$(881)	(148)	$(24,119)	$372	$(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	22	—	—	—	(134)	—	(112)
Share-based compensation	—	—	56	—	—	—	—	—	56
Repurchase of common stock	—	—	—	—	—	(1)	(528)	—	(528)
Net income	—	—	—	915	—	—	—	45	960
Other comprehensive loss	—	—	—	—	(32)	—	—	—	(32)
Cash dividends declared, $0.62 per common share	—	—	—	(83)	—	—	—	—	(83)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)
Balance, June 30, 2024	279	$3	$8,126	$15,810	$(913)	(149)	$(24,781)	$374	$(1,381)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$831	$960
Adjustments to reconcile to net cash used in operating activities:
Depreciation	62	63
Amortization	95	106
Asset impairment charges	2	3
Deferred taxes	(8)	28
Charges associated with last-in, first-out inventory method	(7)	(2)
Non-cash operating lease expense	70	57
Loss (gain) from sales of businesses and investments	17	(86)
Provision for bad debts	196	15
Other non-cash items	57	69
Changes in assets and liabilities:
Receivables	(2,089)	(2,101)
Inventories	(1,971)	(4,442)
Drafts and accounts payable	1,947	4,616
Operating lease liabilities	(89)	(96)
Taxes	134	(211)
Litigation liabilities	—	114
Other	(165)	(473)
Net cash used in operating activities	(918)	(1,380)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(111)	(106)
Capitalized software expenditures	(78)	(61)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(3,359)	—
Proceeds from sales of businesses and investments, net	4	90
Other	(20)	(10)
Net cash used in investing activities	(3,564)	(87)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	1,361
Repayments of short-term borrowings	—	(1,361)
Proceeds from issuances of long-term debt	1,990	—
Common stock transactions:
Issuances	22	22
Share repurchases	(581)	(527)
Dividends paid	(90)	(82)
Other	(165)	(222)
Net cash provided by (used in) financing activities	1,176	(809)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33	(5)
Net decrease in cash, cash equivalents, and restricted cash	(3,273)	(2,281)
Cash, cash equivalents, and restricted cash at beginning of period	5,956	4,585
Cash, cash equivalents, and restricted cash at end of period	2,683	2,304
Less: Restricted cash at end of period included in Prepaid expenses and other	(265)	(2)
Cash and cash equivalents at end of period	$2,418	$2,302
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation together with its subsidiaries (collectively, the “Company” or “McKesson,”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: U.S. Pharmaceutical, Prescription Technology Solutions (“RxTS”), Medical-Surgical Solutions, and International. Refer to Financial Note 13, “Segments of Business,” for additional information.
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
The results of operations for the three months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, previously filed with the SEC on May 9, 2025 (the “2025 Annual Report”).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Adopted Accounting Pronouncements
In the first quarter of fiscal 2026, the Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures using a prospective transition method. ASU 2023-09 improves the transparency of income tax disclosures by requiring, on an annual basis, consistent categories, and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. While this accounting standard will increase disclosures related to the Company’s income taxes within its Annual Report on Form 10-K for the year ended March 31, 2026, the standard did not have any impact on the Company’s Consolidated Financial Statement results.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.
2.    Business Acquisitions and Divestitures
Acquisitions
For all acquisitions, we allocate the purchase price to the assets acquired, and the liabilities assumed based on their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are preliminary and may be subject to additional adjustments, which may be up to one year from the respective acquisition dates.
PRISM Vision Holdings, LLC
On April 1, 2025, the Company completed its acquisition of a controlling interest in PRISM Vision Holdings, LLC (“PRISM Vision”), a leading provider of general ophthalmology and retina management services. The Company acquired an 80% controlling interest in PRISM Vision for $874 million in cash (subject to customary post-closing adjustments). The payment made upon closing was from cash on hand. PRISM Vision physicians retained a 20% ownership interest. The financial results of PRISM Vision are included within the Company’s U.S. Pharmaceutical segment as of the acquisition date. The transaction was accounted for as a business combination.
The purchase price allocation included acquired intangible finite-lived assets of $510 million and goodwill of $432 million. Goodwill attributable to the acquisition of PRISM Vision is mostly deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration
Cash consideration	$874
Redeemable noncontrolling interests	25
Contingent stock-based compensation liability	16
Estimated fair value of total consideration	$915

Identifiable assets acquired and liabilities assumed:
Current assets	$126
Intangible assets	510
Other non-current assets	106
Total assets	742
Current liabilities	172
Non-current liabilities	87
Net identifiable assets	483
Goodwill	432
Net assets acquired	$915
Community Oncology Revitalization Enterprise Ventures, LLC
On June 2, 2025, the Company completed the acquisition of a controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), a business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC (“FCS”). The Company acquired a 70% controlling interest for $2.5 billion in cash (subject to customary post-closing adjustments). The payment made upon closing was from cash on hand and the net proceeds from the May 30, 2025 public debt offerings. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the public debt offerings. FCS physicians retained a 30% interest. The 30% minority interest is classified as redeemable noncontrolling interest, with a put option exercisable every five years subject to a floor of 75% of initial fair value. Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests” for additional information.
The transaction was accounted for as a business combination, and the financial results of Core Ventures are included within the Company’s U.S. Pharmaceutical segment as of the acquisition date.
The purchase price allocation included acquired intangible finite-lived assets of $2.3 billion and goodwill of $806 million. Goodwill attributable to the acquisition of Core Ventures is deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration
Cash consideration	$2,506
Redeemable noncontrolling interests	700
Estimated fair value of total consideration	$3,206

Identifiable assets acquired and liabilities assumed:
Current assets	$529
Intangible assets	2,310
Other non-current assets	357
Total assets	3,196
Current liabilities	468
Non-current liabilities	328
Net identifiable assets	2,400
Goodwill	806
Net assets acquired	$3,206
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
During the year ended March 31, 2025, the Company recorded net charges of $667 million, to remeasure the Canadian retail disposal group to fair value less costs to sell, within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The remeasurement adjustment for the year ended March 31, 2025 included a $48 million loss related to the accumulated other comprehensive loss balances associated with the Canadian retail disposal group. The Company’s measurement of the fair value of the Canadian retail disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreements. Certain components of the total consideration included Level 3 fair value measurements.
Other
For the periods presented, the Company also completed immaterial acquisitions and divestitures within its operating segments. Financial results for the Company’s business acquisitions have been included in its condensed consolidated financial statements as of their respective acquisition dates.
On August 4, 2025, the Company entered into a definitive agreement to sell its retail and distribution businesses in Norway (“Norway disposal group”), which operate within the International segment. As a result, the Company expects to classify the assets and liabilities of the Norway disposal group as held for sale in its next quarterly financial statements. The Company is currently evaluating the financial impact of the transaction.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $47 million and $10 million for the three months ended June 30, 2025 and 2024, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statement of Operations.
Restructuring Initiatives
During the second quarter of fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and U.S. Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three months ended June 30, 2025, the Company recorded charges of $38 million related to these initiatives, which primarily includes facility exit and other related costs as well as severance and other employee-related costs.
Restructuring, impairment, and related charges, net for the three months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30, 2025
(In millions)	U.S. Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	International	Corporate (3)	Total
Severance and employee-related costs, net	$—	$—	$5	$—	$(1)	$4
Exit and other-related costs (4)	1	—	12	—	28	41
Asset impairments and accelerated depreciation	—	—	—	—	2	2
Total	$1	$—	$17	$—	$29	$47
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s U.S. Pharmaceutical segment.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(3)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Corporate segment.
(4)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the three months ended June 30, 2025:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2025 (1)	$10	$1	$90	$1	$24	$126
Restructuring, impairment, and related charges, net	1	—	17	—	29	47
Non-cash charges	—	—	—	—	(2)	(2)
Cash payments	(2)	—	(50)	—	(31)	(83)
Balance, June 30, 2025 (2)	$9	$1	$57	$1	$20	$88
(1)As of March 31, 2025, the total reserve balance was $126 million, of which $103 million was recorded within “Other accrued liabilities” and $23 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)As of June 30, 2025, the total reserve balance was $88 million, of which $68 million was recorded within “Other accrued liabilities” and $20 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Income tax expense	$220	$124
Reported income tax rate	20.9%	11.4%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings between various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended June 30, 2025, the Company recognized a net discrete tax benefit of $23 million primarily related to the tax impact of share-based compensation. During the three months ended June 30, 2024, the Company recognized a net discrete tax benefit of $125 million, primarily driven by discrete tax benefits of $58 million related to an election to change the tax status of a foreign affiliate, $37 million related to the tax impact of share-based compensation, and $36 million related to the reduction in unrecognized tax benefits due to a change in case law.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. As of June 30, 2025, the Company had $1.5 billion of unrecognized tax benefits, of which $1.4 billion would reduce income tax expense and the effective tax rate if recognized.
5.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.
During the first quarter of 2026, the Company recognized redeemable noncontrolling interests of $25 million related to the acquisition of PRISM Vision and $700 million related to its acquisition of Core Ventures. The Company utilized the Monte Carlo simulation model to determine the fair value of the redeemable noncontrolling interests for both acquisitions.
Redeemable noncontrolling interests are presented outside of stockholders’ deficit in the Company’s Condensed Consolidated Balance Sheet. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on the acquisition activity discussed above.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Noncontrolling Interests
Net income attributable to noncontrolling interests includes third-party equity interests in the Company’s consolidated entities, including ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC and SCRI Oncology, LLC.
The Company allocated $47 million and $45 million of net income to noncontrolling interests during the three months ended June 30, 2025 and 2024, respectively, which was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations.
Changes in redeemable noncontrolling interests and noncontrolling interests for the three months ended June 30, 2025 and 2024, were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2025	$380	$—
Net income attributable to noncontrolling interests	47	—
Payments to noncontrolling interests	(47)	—
Acquisition of PRISM Vision	—	25
Acquisition of Core Ventures	—	700
Other	(1)	—
Balance, June 30, 2025	$379	$725

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2024	$372	$—
Net income attributable to noncontrolling interests	45	—
Payments to noncontrolling interests	(43)	—
Other	—	—
Balance, June 30, 2024	$374	$—

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three months ended June 30, 2025 and 2024 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,
(In millions, except per share amounts)	2025	2024
Net income	$831	$960
Net income attributable to noncontrolling interests	(47)	(45)
Net income attributable to McKesson Corporation	$784	$915

Weighted-average common shares outstanding:
Basic	124.9	129.8
Effect of dilutive securities:
Stock options	—	0.1
Restricted stock units (1)	0.6	0.8
Diluted	125.5	130.7

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$6.25	$7.00
Basic	$6.28	$7.04
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Goodwill and Intangible Assets, Net
Goodwill
The Company evaluates goodwill for impairment on an annual basis in the first fiscal quarter, and more frequently if indicators for potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. The annual impairment testing performed in fiscal 2026 and fiscal 2025 did not indicate any impairment of goodwill.
Changes in the carrying amount of goodwill were as follows:

(In millions)	U.S. Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	International	Corporate	Total
Balance, March 31, 2025	$4,132	$2,027	$2,507	$1,327	$29	$10,022
Goodwill acquired	1,238	39	—	—	—	1,277
Disposals	(9)	—	—	—	—	(9)
Foreign currency translation adjustments, net	—	—	—	75	—	75
Other adjustments	29	—	—	—	(29)	—
Balance, June 30, 2025	$5,390	$2,066	$2,507	$1,402	$—	$11,365

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Intangible Assets
Information regarding intangible assets was as follows:

	June 30, 2025				March 31, 2025
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$1,487	$(675)	$812	$1,475	$(650)	$825
Service agreements	23	3,298	(752)	2,546	1,116	(728)	388
Trademarks and trade names	20	575	(282)	293	378	(278)	100
Technology	9	312	(146)	166	288	(141)	147
Other	22	487	(32)	455	31	(27)	4
Total		$6,159	$(1,887)	$4,272	$3,288	$(1,824)	$1,464
All intangible assets were subject to amortization as of June 30, 2025 and March 31, 2025. Amortization expense of intangible assets was $50 million and $63 million for the three months ended June 30, 2025 and 2024, respectively.

(In millions)	Estimated Amortization Expense
Fiscal 2026 (from July 1, 2025 to March 31, 2026)	$214
Fiscal 2027	284
Fiscal 2028	279
Fiscal 2029	278
Fiscal 2030	273
Thereafter	2,944
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for a description of the goodwill and intangible assets recognized as part of the PRISM Vision and Core Ventures acquisitions.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	June 30, 2025	March 31, 2025
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	$500	$500
1.30% Notes due August 15, 2026	499	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	400	399
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	500
4.65% Notes due May 30, 2030	650	—
4.95% Notes due May 30, 2032	650	—
5.10% Notes due July 15, 2033	597	597
5.25% Notes due May 30, 2035	698	—
6.00% Notes due March 1, 2041	217	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	707	649
1.63% Euro Notes due October 30, 2026	589	541
3.13% Sterling Notes due February 17, 2029	618	581

Lease and other obligations	208	227
Total debt	7,777	5,654
Less: Current portion	1,249	1,191
Total long-term debt	$6,528	$4,463
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At June 30, 2025 and March 31, 2025, $7.8 billion and $5.7 billion, respectively, of total debt was outstanding, of which $1.2 billion was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
Public Debt Offerings
On May 30 2025, the Company completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million (the “2030 Notes”), a public debt offering of 4.95% Notes due May 30, 2032 in a principal amount of $650 million (the “2032 Notes”) and a public debt offering of 5.25% Notes due May 30, 2035 in a principal amount of $700 million (the “2035 Notes” and, together with the 2030 and 2032 Notes, the “Notes”). Interest on the Notes is payable semi-annually on May 30th and November 30th of each year, commencing on November 30, 2025. Total proceeds received from the issuance of the Notes, net of discounts and debt offering expenses, were $2.0 billion. The Company utilized the net proceeds from the Notes together with cash on hand to fund the acquisition of Core Ventures.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
On September 10, 2024, the Company completed a public debt offering of 4.25% Notes due September 15, 2029 in a principal amount of $500 million (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th of each year, commencing on March 15, 2025. Proceeds received from the issuance of the 2029 Notes, net of discounts and debt offering expenses, were $496 million. The Company utilized the net proceeds from the debt offering of the 2029 Notes together with cash on hand to redeem its $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 (the “2026 Notes”), which became callable on or after February 15, 2024, prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. The total loss recognized on the debt extinguishment of the 2026 Notes described above for the year ended March 31, 2025 was not material and was included within “Interest expense” in the Company’s Consolidated Statements of Operations.
Each of the 2029 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes constitutes a “series,” is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing, and future unsecured and unsubordinated indebtedness that may be outstanding from time-to-time. Each series is governed by an indenture and officers’ certificate that are materially similar to those of other series of notes issued by the Company. Upon at least 10 days’ and not more than 60 days’ notice to holders of the applicable series of the notes, the Company may redeem such series of the notes for cash in whole, at any time, or in part, from time to time, at redemption prices that include accrued and unpaid interest and a make-whole premium before a specified date, and at par plus accrued and unpaid interest thereafter until maturity, each as specified in the indenture and the officers’ certificate. If there were to occur both (a) a change of control of the Company and (b) a downgrade of the applicable series of the notes below an investment grade rating by each of the Ratings Agencies (as defined in the applicable officers’ certificate) within a specified period, then the Company would be required to make an offer to purchase that series at a price equal to 101% of the then outstanding principal amount of that series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each series, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indenture also contains customary events of default provisions.
Revolving Credit Facilities
5-Year Facility
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”) which was subsequently amended on November 7, 2024 and May 8, 2025, that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility is scheduled to mature in November 2028. On November 7, 2024, the maturity date of the 2022 Credit Facility was extended from November 2028 to November 2029. Borrowings under the 2022 Credit Facility bear interest based upon the Term Secured Overnight Financing Rate (“SOFR”) for credit extensions denominated in U.S. dollars, the Sterling Overnight Index Average Reference Rate for credit extensions denominated in British pound sterling, the Euro Interbank Offered Rate for credit extensions denominated in Euros, the Canadian Overnight Repo Rate Average for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates, as applicable, plus agreed upon margins. The 2022 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 2022 Credit Facility. If the Company does not comply with these covenants, its ability to use the 2022 Credit Facility may be suspended and repayment of any outstanding balances under the 2022 Credit Facility may be required to be repaid. The Company can use funds obtained under the 2022 Credit Facility for general corporate purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
364-Day Facility
On May 8, 2025, the Company entered into a Credit Agreement (the “364-Day Credit Facility”), that provides a syndicated $1.0 billion senior unsecured credit facility. The 364-Day Credit Facility is scheduled to mature in May 2026. On or prior to the maturity date, the Company may, at its election and subject to certain customary conditions, convert the outstanding loans into a term loan that is repayable in May 2027. Borrowings under the 364-Day Credit Facility bear interest based upon SOFR for credit extensions denominated in U.S. Dollars and other relevant underlying benchmarks, plus agreed margins.
The 364-Day Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 364-Day Credit Facility. If the Company does not comply with these covenants, its ability to use the 364-Day Credit Facility may be suspended and any outstanding balances under the 364-Day Credit Facility may be required to be repaid. The terms and conditions of the 364-Day Credit Facility are substantially similar to those under the 2022 Credit Facility. The Company can use funds obtained under the 364-Day Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the three months ended June 30, 2025 and 2024 and no amounts outstanding at June 30, 2025 or March 31, 2025. There were no borrowings under the 364-Day Facility during the three months ended June 30, 2025 and no amounts outstanding at June 30, 2025. At June 30, 2025, the Company was in compliance with all covenants under the 2022 Credit Facility and the 364-Day Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company could issue up to $4.0 billion in outstanding commercial paper notes through May 7, 2025 and up to $5.0 billion following the execution of the 364-Day Facility. During the three months ended June 30, 2025, the Company had no borrowings under the program. During the three months ended June 30, 2024, the Company borrowed and repaid $1.4 billion under the program. At June 30, 2025 and March 31, 2025, there were no commercial paper notes outstanding.
9.    Hedging Activities
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
Derivative Instruments
At June 30, 2025 and March 31, 2025, the notional amounts of the Company’s outstanding derivatives were as follows:

			June 30, 2025		March 31, 2025
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Dec-26 to Mar-27	C$	6,500	C$	6,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (3)	GBP	Nov-28		£450		£450
Cross-currency swaps (3)	EUR	Aug-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (4)	USD	Aug-27 to Sep-29		$750		$750

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards (5)	GBP	Jul-25		£2		£11
Interest rate swap locks (6)	USD			$—		$850
(1)The maturity date reflected is for outstanding derivatives as of June 30, 2025.
(2)There was no ineffectiveness in these hedges for the three months ended June 30, 2025 and 2024.
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
(6)The Company entered into additional agreements with financial institutions to hedge cash flows associated with interest payments on upcoming financing activities.
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
In fiscal 2025, the Company expanded the net investment hedging program by entering into new cross-currency swaps and restructuring existing cross-currency swaps. As of June 30, 2025 and March 31, 2025, the outstanding notional amount of cross-currency swaps was C$6.5 billion.
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
Cash Flow Hedges
The Company uses cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024.
The Company executed a series of forward-starting interest rate swap locks designated as cash flow hedges in fiscal 2025 with a notional amount of $850 million, and in the first quarter of fiscal 2026 with a notional amount of $550 million, for a total of $1.4 billion, to hedge the cash flows associated with upcoming financing activities. During the first quarter of fiscal 2026, the Company completed a public debt offering of the Notes, at which point the interest rate swap locks were terminated, and the proceeds will be amortized to interest expense over the life of the Notes. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the public debt offering of the Notes.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. The Company did not enter into or have any outstanding derivative instruments not designated as hedges during the periods presented.
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,
(In millions)	2025	2024
Derivatives designated as net investment hedges:
Cross-currency swaps	$(233)	$7

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$5	$—
Interest rate swap locks, Foreign currency forwards and Other	14	—
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	June 30, 2025			March 31, 2025
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other	$113	$—	$595	$54	$—	$595
Cross-currency swaps (non-current)	Other non-current assets/liabilities	155	251	5,550	66	18	5,550
Interest rate swaps (non-current)	Other non-current liabilities	—	12	750	—	18	750
Interest Rate Swap Locks	Other non-current liabilities	—	—	—	—	6	850
Foreign currency forwards (current)	Prepaid expenses and other	—	—	3	1	—	14
Total		$268	$263		$121	$42
Refer to Financial Note 10, "Fair Value Measurements," for more information on these recurring fair value measurements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2025 and March 31, 2025 included the Company’s investments in money market funds of $242 million and $1.0 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of the Company’s interest rate swaps, cross-currency swaps, and foreign currency forward contracts were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 9, “Hedging Activities,” for fair values and other information on the Company’s derivatives.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $111 million and $103 million at June 30, 2025 and March 31, 2025, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included within “Other non-current assets” in the Condensed Consolidated Balance Sheets. The net realized and unrealized gains and losses as well as impairment charges related to these investments were not material for the three months ended June 30, 2025 and $110 million for the three months ended June 30, 2024, all of which are included within “Other income, net” in the Condensed Consolidated Statements of Operations. The net gain recognized for the three months ended June 30, 2024 primarily related to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. The Company recognized a net gain of $97 million related to this event and sold a portion of its investment for proceeds of $89 million.
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
At June 30, 2025, assets and liabilities related to the company’s acquisition of PRISM Vision and Core Ventures were measured at fair value on a nonrecurring basis. Refer to Financial Note 2, “Business Acquisitions and Divestitures.”
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2025 and March 31, 2025.
Other Fair Value Disclosures
At June 30, 2025 and March 31, 2025, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	June 30, 2025		March 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$7,777	$7,798	$5,654	$5,598
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
11.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2025, Annual Report, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $2.0 billion as of June 30, 2025, and additionally will pay the Settling Governmental Entities up to approximately $5.9 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.
Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $75 million as of June 30, 2025, and additionally will pay approximately $99 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $68 million as of June 30, 2025, and additionally will pay approximately $84 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision.
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
The City of Baltimore, Maryland, is one such subdivision. A trial of its claims against the Company and another national pharmaceutical distributor began on September 16, 2024 in the Circuit Court of Maryland for Baltimore City, Mayor and City Council of Baltimore v. Purdue Pharma LP, No. 24-C-18-000515. Baltimore claims that the defendants’ distribution of controlled substances to certain pharmacies in the City of Baltimore and Baltimore County caused a public nuisance. On November 12, 2024, the jury returned a verdict finding the Company liable and assessing approximately $192 million in compensatory damages. On June 12, 2025, the court granted remittitur of the verdict, reducing compensatory damages against the Company to $37 million. Plaintiff must decide whether to accept the reduced damages or seek a new trial on the amount of damages. The court is also considering Plaintiff’s request for additional “abatement” relief and it has indicated that it will issue a decision before the Plaintiff must decide whether to seek a new trial. If the Plaintiff chooses a new trial, then the court may revisit the proper amount of abatement relief. The Company believes it has valid bases to challenge the verdict and any abatement award, and is prepared to appeal. Because of the many bases to challenge the verdict on appeal, the Company has not adjusted its litigation reserve as a result of the court’s entry of judgment.
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $112 million as of June 30, 2025, and additionally will pay approximately $84 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Non-Governmental Plaintiff Claims
The Company has also been a defendant in hundreds of opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above. The Company and two other national distributors have reached class-action settlements with representatives of nationwide groups of acute care hospitals and certain third-party payors. The claims of remaining U.S. non-governmental plaintiffs are not included in the charges recorded by the Company (described below).
With respect to the acute care hospitals, for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a settlement with a nationwide class of acute care hospitals. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On October 30, 2024, the U.S. District Court for the District of New Mexico granted preliminary approval to the proposed settlement, pursuant to which the Company placed approximately $149 million into escrow on November 27, 2024. On March 4, 2025, the Court granted final approval to the settlement, which became effective on April 4, 2025. The escrow payment was presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025.
With respect to the third-party payors, for the year ended March 31, 2025, the Company recorded a charge of $114 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect the Company’s portion of the settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net and U.S. Pharmaceutical, respectively. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On January 15, 2025, the U.S. District Court for the Northern District of Ohio overruled objections and approved the settlement, pursuant to which the Company placed approximately $114 million into escrow on February 12, 2025. Objections to the settlement have been resolved, and the settlement is currently pending final approval by the district court. The escrow payment was presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025.
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a nationwide class of acute care hospitals, was as follows:

(In millions)	June 30, 2025	March 31, 2025
Current litigation liabilities (1)	$776	$776
Long-term litigation liabilities	5,601	5,601
Total litigation liabilities	$6,377	$6,377
(1)These amounts, recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the three months ended June 30, 2025, the Company made no payments associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.
In July 2025, the Company made payments totaling $497 million associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes.
Canadian Plaintiff Claims
The Company and its Canadian affiliate are also defendants in four opioid-related cases pending in Canada. These cases involve the claims of the provincial governments, municipal governments, a group representing indigenous people, as well as

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
one case brought by an individual. The claims of a class of provincial governments are pending in the Supreme Court of British Columbia, Docket No. S-189395, and a common-issues trial is scheduled to begin Feb. 22, 2028.
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
Other Litigation and Claims
On or about April 25, 2018, a second amended qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on McKesson Corporation, McKesson Specialty Care Distribution Corporation, McKesson Specialty Distribution LLC, McKesson Specialty Care Distribution Joint Venture, L.P., Oncology Therapeutics Network Corporation, Oncology Therapeutics Network Joint Venture, L.P., US Oncology, Inc., and US Oncology Specialty, L.P. by Omni Healthcare, Inc. as relator, purportedly on behalf of the United States and 33 cities and states alleging that from 2001 through 2010 the defendants repackaged and sold single-dose syringes of oncology medications in a manner that violated the federal False Claims Act and various state and local false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. United States of America ex rel. Omni Healthcare, Inc. v. McKesson Corp., et al., 1:12-cv-06440 (E.D.N.Y.). The United States and the other governmental plaintiffs declined to intervene in the suit. In February 2019, the court dismissed all of the defendants except McKesson Corporation and Oncology Therapeutics Network Corp. On or about March 2, 2020, another qui tam complaint filed in the U.S. District Court for the Eastern District of New York was served on US Oncology, Inc. by the same relator purportedly on behalf of the United States and 33 cities and states alleging the same misconduct and seeking the same relief. United States ex rel. Omni Healthcare, Inc. v. US Oncology, Inc., 1:19-cv-05125. The United States and the named states declined to intervene in the case. Relator filed an amended complaint on August 19, 2022. On September 8, 2023, US Oncology, Inc.’s motion to dismiss the amended complaint was granted. The dismissal was affirmed by the Court of Appeals for the Second Circuit on November 12, 2024. On March 27, 2025, the relator filed a petition seeking review by the U.S. Supreme Court, which was denied.
On May 17, 2013, the Company was served with a complaint filed in the United States District Court for the Northern District of California, captioned True Health Chiropractic Inc., et al. v. McKesson Corporation, et al., No. CV-13-02219 (HG), later amended to include McLaughlin Chiropractic Associates, Inc. as a named plaintiff. The plaintiffs alleged that McKesson and a subsidiary sent unsolicited marketing faxes in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Protection Act of 2005. The district court initially certified a class, but later de-certified it, leaving only the two named plaintiffs. The court awarded $6,500 in statutory damages and denied treble damages. The Ninth Circuit affirmed. On June 20, 2025, the U.S. Supreme Court reversed the Ninth Circuit’s decision and remanded the case for reconsideration of class certification, but did not disturb the ruling denying treble damages, which is now final. The Company believes that any remaining potential liability is not material.
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
State Opioid Statutes
In April 2018, the State of New York Opioid Stewardship Act (“OSA”) imposed an aggregate $100 million annual surcharge for 2017 and 2018 on all manufacturers and distributors licensed to sell or distribute opioids in New York. In December 2021, the Company paid $26 million for the 2017 OSA surcharge assessment. On May 18, 2022, the Company filed a lawsuit in New York state trial court challenging the constitutionality of the OSA. In November 2022, the Company received a 2018 OSA surcharge assessment of approximately $42 million. On December 14, 2022, the state court ruled that the OSA is constitutional. The Appellate Division subsequently ruled that the 2017 assessment was unconstitutional, but that the 2018

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
assessment was proper. The Company has paid $42 million for the 2018 OSA surcharge assessment. On March 31, 2025, the State of New York agreed to pay the Company $28 million to settle the matter. On May 9, 2025, the State of New York’s Fiscal Year 2026 budget was signed into law, which included appropriations for the payment. The recovery was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and the corresponding receivable was included within “Receivables, net” in the Company’s Condensed Consolidated Balance Sheet.
Antitrust Settlements
During the first fiscal quarter of 2026, the Company received proceeds of $8 million related to its share of antitrust settlements. The lawsuits were filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company was not a named party to either litigation but was a member of the representative classes of those who purchased directly from the pharmaceutical manufacturer. The Company recognized a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2026 related to the settlements.
12.    Stockholders' Deficit
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to participate equally in any dividends declared by the Company’s Board of Directors (the “Board”).
On July 29, 2025, the Company raised its quarterly dividend from $0.71 to $0.82 per share of common stock. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, legal requirements, and other factors.
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
Excise taxes of $2 million and $1 million were accrued for shares repurchased during the three months ended June 30, 2025 and 2024, respectively. On October 30, 2024, the company made a payment of $25 million for fiscal 2024 excise taxes previously accrued. As of June 30, 2025 and March 31, 2025, the amount accrued for excise taxes was $28 million and $26 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the three months ended June 30, 2025 and 2024 were as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Shares repurchased - Open market (4)	0.8	$709.84	(590)
Balance at June 30, 2025			$6,879
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $2 million of excise taxes for the three months ended June 30, 2025.
(4)Of the total dollar value, $9 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025 for share repurchases that were executed in late June 2025 and settled in early July 2025.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2024			$6,615
Shares repurchased - Open market	1.0	$548.20	(527)
Balance at June 30, 2024			$6,088
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $1 million of excise taxes for the three months ended June 30, 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended June 30, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Losses and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2025	$(989)	$47	$(4)	$14	$(932)
Other comprehensive income (loss)	193	(172)	14	(1)	34
Balance, June 30, 2025	$(796)	$(125)	$10	$13	$(898)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2025 include losses of $(233) million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $61 million.
(3)Amounts recorded for the three months ended June 30, 2025 include gains of $5 million related to cash flow and other hedges from cross-currency swaps and gains of $14 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax (expense) of $(5) million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(856)	$(12)	$3	$(16)	$(881)
Other comprehensive income (loss)	(36)	5	—	(1)	(32)
Balance, June 30, 2024	$(892)	$(7)	$3	$(17)	$(913)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2024 include gains of $7 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $2 million.
13.    Segments of Business
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses operating profit before interest expense and income taxes to assess performance and allocate resources for each reportable segment during the Company’s annual long-term planning process and through quarterly operating reviews focused on each segment’s results compared to the budget and rolling forecast. The CODM is regularly provided with budgeted or forecasted expense information for the segment and also uses consolidated expense information. Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not reported in our disclosures.
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
The Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers in the U.S. During the three months ended June 30, 2025, the Company announced its intention to separate this segment into an independent company.
The International segment includes the Company’s operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. The Company’s Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada. During fiscal 2025, the Company completed the previously announced transaction to sell the Canadian retail disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information. The Company’s Norwegian operations provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

	Three Months Ended June 30,
(In millions)	2025	2024
Segment revenues (1)
U.S. Pharmaceutical	$89,954	$71,715
Prescription Technology Solutions	1,434	1,241
Medical-Surgical Solutions	2,701	2,636
International	3,738	3,691
Total revenues	$97,827	$79,283

Other segment expense, net (2)
U.S. Pharmaceutical (3)	$89,227	$70,934
Prescription Technology Solutions	1,181	1,038
Medical-Surgical Solutions	2,480	2,448
International	3,646	3,601
Total other segment expense, net	$96,534	$78,021

Segment operating profit
U.S. Pharmaceutical	$727	$781
Prescription Technology Solutions	253	203
Medical-Surgical Solutions	221	188
International	92	90
Subtotal	1,293	1,262
Corporate expenses, net (4)	(193)	(103)
Interest expense	(49)	(75)
Income before income taxes	$1,051	$1,084

Segment depreciation and amortization (5)
U.S. Pharmaceutical	$63	$60
Prescription Technology Solutions	21	21
Medical-Surgical Solutions	22	23
International	14	30
Corporate	37	35
Total segment depreciation and amortization	$157	$169

Segment expenditures for long-lived assets (6)
U.S. Pharmaceutical	$73	$28
Prescription Technology Solutions	1	4
Medical-Surgical Solutions	25	51
International	13	25
Corporate	77	59
Total segment expenditures for long-lived assets	$189	$167
(1)Revenues from services on a disaggregated basis represent approximately 1% of the U.S. Pharmaceutical segment’s total revenues, approximately 38% of the RxTS segment’s total revenues, less than 1% of the Medical-Surgical Solutions segment’s total revenues, and less than 1% of the International segment’s total revenues. The International segment reflects foreign revenues. Revenues for the remaining three reportable segments are derived in the U.S.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(2)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s U.S. Pharmaceutical other segment expense, net includes the following:
•a provision for bad debts of $189 million for the three months ended June 30, 2025 related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). This charge was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations;
•cash receipts for the Company’s share of antitrust legal settlements of $8 million and $90 million for the three months ended June 30, 2025 and 2024, respectively. These gains were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•a credit of $7 million and $2 million related to the last-in, first-out method of accounting for inventories for the three months ended June 30, 2025 and 2024, respectively. These amounts were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•a charge of $57 million for the three months ended June 30, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 11, “Commitments and Contingent Liabilities,” and
•a loss of $43 million for the three months ended June 30, 2024 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statement of Operations.
(4)Corporate expenses, net includes the following:
•a net gain of $110 million for the three months ended June 30, 2024 related to the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 10, “Fair Value Measurements;”
•a net charge of $55 million for the three months ended June 30, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 11, “Commitments and Contingent Liabilities;” and
•restructuring charges of $29 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(5)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(6)Long-lived assets consist of property, plant, and equipment, net and capitalized software.
Long-lived assets by geographic areas were as follows:

(In millions)	June 30, 2025	March 31, 2025
Long-lived assets
United States	$2,952	$2,877
Foreign	330	306
Total long-lived assets	$3,282	$3,183

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us,” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Quarterly Report”) and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 previously filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2025 (“2025 Annual Report”).
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following summarizes our four reportable segments. Refer to Financial Note 13, “Segments of Business,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information regarding our reportable segments.
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
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers, including physician offices, surgery centers, nursing homes, hospital reference labs, and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S. During the three months ended June 30, 2025, we announced our intention to separate this segment into an independent company.
•International is a reportable segment that includes our operations in Canada and Norway, bringing together non-U.S.-based drug distribution services, specialty pharmacy, retail, and infusion care services. Our Canadian operations deliver medicines, supplies, and information technology solutions throughout Canada. During fiscal 2025, we completed the sale of Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”). Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information regarding this divestiture. Our Norwegian operations provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies.
Business Acquisitions and Divestitures
PRISM Vision Holdings, LLC
On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision Holdings, LLC (“PRISM Vision”), a leading provider of general ophthalmology and retina management services. We acquired an 80% interest in PRISM Vision for $874 million in cash and PRISM Vision physicians retained a 20% interest. As of the acquisition date, the financial results of PRISM Vision are reported within our U.S. Pharmaceutical segment.
Community Oncology Revitalization Enterprise Ventures, LLC
On June 2, 2025, we completed the acquisition of a controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), a business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC, (“FCS”). We acquired a 70% controlling interest in Core Ventures for $2.5 billion in cash and FCS physicians retained 30% interest. As of the acquisition date, Core Ventures is a part of the Oncology platform and financial results are reported within our U.S. Pharmaceutical segment.
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information regarding these acquisition transactions.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended June 30, 2025:
•For the three months ended June 30, 2025 compared to the prior year, revenues increased by 23%, gross profit increased by 4%, total operating expenses increased by 6%, and other income, net decreased by $66 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation decreased to $6.25 from $7.00 for the three months ended June 30, 2025 compared to the prior year period;
•During the three months ended June 30, 2025, we announced our intention to separate the Medical-Surgical Solutions segment into an independent company;
•On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision for $874 million in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On June 2, 2025, we completed the acquisition of a controlling interest in Core Ventures for $2.5 billion in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•For the three months ended June 30, 2025, we recorded a provision for bad debts of $189 million related to the bankruptcy of our customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). Refer to the “Trends and Uncertainties” section within this Financial Review for additional information;
•On May 8, 2025, we entered into a syndicated $1.0 billion 364-Day senior unsecured credit facility (the “364-Day Credit Facility”) which is scheduled to mature in May 2026. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information;
•On May 30, 2025, we completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million, 4.95% Notes due May 30, 2032 in a principal amount of $650 million, and 5.25% Notes due May 30, 2035 in a principal amount of $700 million, for total proceeds received, net of discounts and debt offering expenses, of $2.0 billion. The net proceeds from these notes in addition to cash on hand were utilized to fund the purchase of Core Ventures. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information;
•During the three months ended June 30, 2025, we returned $671 million of cash to shareholders through $581 million of common stock repurchases in open market transactions and $90 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2025 was $6.9 billion; and
•On July 29, 2025, our Board of Directors (the “Board”) raised our quarterly dividend to $0.82 from $0.71 per share of common stock.
Trends and Uncertainties:
Opioid-Related Litigation and Claims
As described in the discussion of opioid-related matters in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report, we are a defendant in many legal proceedings asserting claims related to the distribution of controlled substances (opioids) in federal and state courts throughout the U.S., and in Puerto Rico and Canada. Other than as to the settlements described in Financial Note 11, “Commitments and Contingent Liabilities,”, we have not concluded a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
Rite Aid Bankruptcy Proceedings
In fiscal 2024, Rite Aid filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, leading to a $725 million provision for bad debts related to uncollected trade accounts receivables. Following Rite Aid’s successful emergence from bankruptcy in August 2024, we reassessed our initial estimates resulting in a $206 million reversal of previously recorded expenses in fiscal 2025, recorded within “Selling, distribution, general, and administrative expenses” in our Condensed Consolidated Statements of Operations and included within our U.S. Pharmaceutical segment. During fiscal 2025,

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
we also released $237 million of allowance for doubtful accounts against trade accounts receivables, representing the write-off of uncollectible receivables related to the Rite Aid provision in the Condensed Consolidated Balance Sheet.
On May 5, 2025, Rite Aid filed a second voluntary petition under Chapter 11 of the Bankruptcy Code. As a result, we recorded an additional provision for bad debts of $189 million for the three months ended June 30, 2025, for the remaining trade accounts receivable balances due from Rite Aid prior to its bankruptcy filing.
We believe the reserves maintained and expenses and credits recorded to date for Rite Aid trade accounts receivable are appropriate and consistent with our accounting policy and assessment of the information currently available. We evaluate our reserves periodically and as circumstances warrant. This may result in changes to our reserves. For additional disclosure of our policy regarding allowances for credit losses, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2025 Annual Report.
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended June 30,
	2025	2024	Change
Revenues	$97,827	$79,283	23%
Gross profit	3,279	3,152	4
Gross profit margin	3.35%	3.98%	(63)	bp
Total operating expenses	$(2,243)	$(2,123)	6%
Total operating expenses as a percentage of revenues	2.29%	2.68%	(39)	bp
Other income, net	$64	$130	(51)%
Interest expense	(49)	(75)	(35)
Income before income taxes	1,051	1,084	(3)
Income tax expense	(220)	(124)	77
Reported income tax rate	20.9%	11.4%	950	bp
Net income	831	960	(13)
Net income attributable to noncontrolling interests	(47)	(45)	4
Net income attributable to McKesson Corporation	$784	$915	(14)%

Diluted earnings per common share attributable to McKesson Corporation	$6.25	$7.00	(11)%

Weighted-average diluted common shares outstanding	125.5	130.7	(4)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three months ended June 30, 2025 compared to the same prior year period largely due to market growth in our U.S. Pharmaceutical segment, including higher volumes largely from retail national account customers and growth in specialty pharmaceuticals. Market growth includes growing drug utilization and newly launched products, partially offset by branded to generic drug conversion.
Gross Profit
Gross profit increased for the three months ended June 30, 2025 compared to the same prior year period primarily in our U.S. Pharmaceutical segment driven by growth of specialty pharmaceuticals and retail national account customers, partially offset by a decrease from net cash proceeds received representing our share of antitrust legal settlements in the first quarter of fiscal 2026 compared to the same prior year period. Gross Profit was also driven by higher volumes in our Prescription Technology Solutions segment and unfavorably impacted by a decline in our International segment driven by the completed divestiture of our Canadian retail disposal group.
We recognized gains of $8 million and $90 million for the three months ended June 30, 2025 and 2024, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our U.S. Pharmaceutical segment.
Total Operating Expenses
A summary of the components of our total operating expenses for the three months ended June 30, 2025 and 2024 is as follows:
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

	Three Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Selling, distribution, general, and administrative expenses	$2,196	$2,001	10%
Claims and litigation charges, net	—	112	(100)
Restructuring, impairment, and related charges, net	47	10	370
Total operating expenses	$2,243	$2,123	6%
Percent of revenues	2.29%	2.68%	(39)	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
For the three months ended June 30, 2025, total operating expenses increased and total operating expenses as a percentage of revenues decreased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A for the three months ended June 30, 2025 includes a provision for bad debts of $189 million related to the bankruptcy of Rite Aid. Refer to the Rite Aid Bankruptcy Proceedings section of “Trends and Uncertainties” for further discussion;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•SDG&A for the three months ended June 30, 2025 was impacted by higher operating expenses related to the acquisitions completed during the first quarter of fiscal 2026, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report;
•SDG&A for the three months ended June 30, 2025 was impacted by lower operating expenses from the completed divestiture of our Canadian retail disposal group in fiscal 2025, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report;
•Claims and litigation charges, net were nil for the three months ended June 30, 2025 and primarily consists of a charge of $114 million for the three months ended June 30, 2024 related to our estimated liability for opioid-related claims as previously discussed in the Opioid-Related Litigation and Claims section of “Trends and Uncertainties;” and
•Restructuring, impairment, and related charges, net were $47 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, as discussed below under “Restructuring Initiatives.”
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2026 and fiscal 2025 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three months ended June 30, 2025 and 2024. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
For additional disclosure of our policy regarding goodwill, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2025 Annual Report.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $47 million and $10 million for the three months ended June 30, 2025 and 2024, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions, and U.S. Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three months ended June 30, 2025, we recorded charges of $38 million related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net decreased for the three months ended June 30, 2025 compared to the same prior year period primarily due to a prior year net gain of $110 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, partially offset by a prior year loss of $43 million related to one of our equity method investments, and a favorable impact from interest income.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Interest Expense
Interest expense decreased for the three months ended June 30, 2025 compared to the same prior year period primarily due to changes in our derivative portfolio in fiscal 2026 and increased capitalized interest from higher capital spending, partially offset by interest from increased average balances of the Company’s loan portfolio in fiscal 2026. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Income Tax Expense
For the three months ended June 30, 2025 and 2024, we recorded income tax expense of $220 million and $124 million, respectively. Our reported income tax rates were 20.9% and 11.4% for the three months ended June 30, 2025 and 2024, respectively. Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions and discrete tax items recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing modifications to various U.S. federal tax provisions. We are currently evaluating the potential implications of the legislation. Based on preliminary analysis, we do not expect the provisions of the OBBBA to have a material impact on our consolidated financial position, results of operations, or cash flows.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2025 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.
Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. During the three months ended June 30, 2025, we recognized redeemable noncontrolling interests of $700 million and $25 million related to our acquisitions of Core Ventures and PRISM Vision, respectively. Redeemable noncontrolling interests are presented outside of stockholders’ deficit in the Company’s Condensed Consolidated Balance Sheet. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable and noncontrolling interests during the first quarter of fiscal 2026.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $784 million and $915 million for the three months ended June 30, 2025 and 2024, respectively. Diluted earnings per common share attributable to McKesson Corporation was $6.25 and $7.00 for the three months ended June 30, 2025 and 2024, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 125.5 million and 130.7 million for the three months ended June 30, 2025 and 2024, respectively. Weighted-average diluted shares outstanding for the three months ended June 30, 2025 decreased from the same prior year period primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Segment revenues
U.S. Pharmaceutical	$89,954	$71,715	25%
Prescription Technology Solutions	1,434	1,241	16
Medical-Surgical Solutions	2,701	2,636	2
International	3,738	3,691	1
Total revenues	$97,827	$79,283	23%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
U.S. Pharmaceutical
Three Months Ended June 30, 2025 vs. 2024
U.S. Pharmaceutical revenues for the three months ended June 30, 2025 increased $18.2 billion or 25% compared to the same prior year period. Within the segment, sales to pharmacies and healthcare providers increased $16.4 billion and sales to specialty practices and other increased $1.9 billion. Overall, these increases were primarily due to higher volumes from retail national account customers and growth in specialty pharmaceuticals, partially offset by branded to generic drug conversions.
Prescription Technology Solutions
Three Months Ended June 30, 2025 vs. 2024
RxTS revenues for the three months ended June 30, 2025 increased $193 million or 16% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology services revenues.
Medical-Surgical Solutions
Three Months Ended June 30, 2025 vs. 2024
Medical-Surgical Solutions revenues for the three months ended June 30, 2025 increased $65 million or 2% compared to the same prior year period. Within the segment, sales to primary care customers increased $59 million driven by underlying business growth and other sales increased by $8 million. These increases were partially offset by sales to extended care customers which decreased by $2 million.
International
Three Months Ended June 30, 2025 vs. 2024
International revenues for the three months ended June 30, 2025 increased $47 million or 1% compared to the same prior year period. Within the segment, sales in Canada increased by $63 million largely driven by higher pharmaceutical distribution volumes and sales in Norway increased by $10 million primarily driven by growth in retail pharmacy and pharmaceutical distribution. These increases were partially offset by the completed divestiture of our Canadian retail disposal group and unfavorable effects of foreign currency exchange fluctuations of $26 million.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other Segment Expense, Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Other segment expense, net (1)
U.S. Pharmaceutical (2)	$89,227	$70,934	26%
Prescription Technology Solutions	1,181	1,038	14
Medical-Surgical Solutions	2,480	2,448	1
International	3,646	3,601	1
Total other segment expense, net	$96,534	$78,021	24%

Segment operating profit
U.S. Pharmaceutical	$727	$781	(7)%
Prescription Technology Solutions	253	203	25
Medical-Surgical Solutions	221	188	18
International	92	90	2
Subtotal	1,293	1,262	2
Corporate expenses, net (3)	(193)	(103)	87
Interest expense	(49)	(75)	(35)
Income before income taxes	$1,051	$1,084	(3)%

Segment operating profit margin
U.S. Pharmaceutical	0.81%	1.09%	(28)	bp
Prescription Technology Solutions	17.64	16.36	128
Medical-Surgical Solutions	8.18	7.13	105
International	2.46	2.44	2
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
(1)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for our reportable segments.
(2)Other segment expense, net for our U.S. Pharmaceutical segment includes the following:
•a provision for bad debts of $189 million for the three months ended June 30, 2025 related to the bankruptcy of our customer Rite Aid, as further described in the “Trends and Uncertainties” section above;
•cash receipts for our share of antitrust legal settlements of $8 million and $90 million for the three months ended June 30, 2025 and 2024, respectively;
•a charge of $57 million for the three months ended June 30, 2024 related to our estimated liability for opioid-related claims as discussed in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•a loss of $43 million for the three months ended June 30, 2024 related to one of the Company’s equity method investments.
(3)Corporate expenses, net includes the following:
•a net gain of $110 million for the three months ended June 30, 2024 related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a net charge of $55 million for the three months ended June 30, 2024 related to our estimated liability for opioid-related claims as discussed in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•restructuring charges of $29 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
U.S. Pharmaceutical
Three Months Ended June 30, 2025 vs. 2024
Operating profit for this segment decreased for the three months ended June 30, 2025 compared to the same prior year period primarily due to a provision for bad debts of $189 million related to the bankruptcy of Rite Aid, a decrease from net cash proceeds received in the first quarter of fiscal 2026 compared to the same prior year period representing our share of antitrust legal settlements, and an increase in operating expenses to support higher volumes. These decreases are partially offset by growth in specialty pharmaceuticals and retail national account customers, a prior year charge of $57 million related to our estimated liability for opioid-related claims, and a prior year loss related to one of our equity method investments.
Prescription Technology Solutions
Three Months Ended June 30, 2025 vs. 2024
Operating profit for this segment increased for the three months ended June 30, 2025 compared to the same prior year period driven by increased volumes primarily from growth in our technology services.
Medical-Surgical Solutions
Three Months Ended June 30, 2025 vs. 2024
Operating profit for this segment increased for the three months ended June 30, 2025 compared to the same prior year period primarily due to lower expenses resulting from business rationalization initiatives, partially offset by a decline in the contribution from our primary care business, and higher restructuring charges.
International
Three Months Ended June 30, 2025 vs. 2024
Operating profit for this segment remained flat for the three months ended June 30, 2025 compared to the same prior year period largely due to higher pharmaceutical distribution volumes across the segment offset by the completed divestiture of our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Corporate Expenses, Net
Three Months Ended June 30, 2025 vs. 2024
Corporate expenses, net increased for the three months ended June 30, 2025 compared to the same prior year period primarily due to prior year gains related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, higher restructuring charges compared to prior year, partially offset by lower litigation charges in the current year compared to prior year.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility and $1.0 billion 364-day credit facility. At June 30, 2025, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(918)	$(1,380)	$462
Investing activities	(3,564)	(87)	(3,477)
Financing activities	1,176	(809)	1,985
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33	(5)	38
Net change in cash, cash equivalents, and restricted cash	$(3,273)	$(2,281)	$(992)
Operating Activities
Operating activities used cash of $918 million and $1.4 billion during the three months ended June 30, 2025 and 2024, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
For the three months ended June 30, 2025, net cash used by operating activities decreased by $462 million compared to the same prior year period. This decrease was primarily due to the following:
•the Company’s net income decreased by $129 million and was favorably impacted by higher net non-cash items of $231 million, compared to the same prior year period driven by factors discussed in more detail in the “Overview of Consolidated Results” section of this Financial Review;
•a decrease in cash of $2.7 billion related to accounts payable as a result of customary vendor payment scheduling, offset by an increase in cash of $2.5 billion due to lower inventory requirements during the period; and
•an increase in cash driven by lower income tax payments in the first quarter of fiscal 2026 compared to the prior year.
Investing Activities
Investing activities used cash of $3.6 billion and $87 million during the three months ended June 30, 2025 and 2024, respectively. Investing activities for the three months ended June 30, 2025 includes $3.4 billion of net cash payments for acquisitions, including $2.5 billion and $874 million for the acquisitions of Core Ventures and PRISM Vision, respectively, as discussed in further detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report. Investing activities for the three months ended June 30, 2025 and 2024 includes $189 million and $167 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software.
Investing activities for the three months ended June 30, 2024 was also impacted by the receipt of proceeds of $89 million related to the sale of equity securities, as discussed in Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities provided cash of $1.2 billion and used cash of $809 million during the three months ended June 30, 2025 and 2024, respectively, which includes $581 million and $527 million of cash paid for share repurchases, respectively, as well as $90 million and $82 million of cash paid for dividends, respectively.
On May 30, 2025, we completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million, 4.95% Notes due May 30, 2032 in a principal amount of $650 million, and 5.25% Notes due May 30, 2035 in a principal amount of $700 million, for total proceeds received, net of discounts and debt offering expenses, of $2.0 billion. The net proceeds from these notes were utilized to fund the purchase of Core Ventures. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information.
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
Excise taxes of $2 million and $1 million were accrued for shares repurchased during the three months ended June 30, 2025 and 2024, respectively. On October 30, 2024, we made a payment of $25 million for fiscal 2024 excise taxes previously accrued. As of June 30, 2025 and March 31, 2025, the amount accrued for excise taxes was $28 million and $26 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the three months ended June 30, 2025 and 2024 were as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Shares repurchased - Open market (4)	0.8	709.84	(590)
Balance at June 30, 2025			$6,879
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $2 million of excise taxes for the three months ended June 30, 2025.
(4)Of the total dollar value, $9 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025 for share repurchases that were executed in late June 2025 and settled in early July 2025.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2024			$6,615
Shares repurchased - Open market	1.0	548.20	(527)
Balance at June 30, 2024			$6,088
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $1 million of excise taxes for the three months ended June 30, 2024.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2025	March 31, 2025
Cash, cash equivalents, and restricted cash	$2,683	$5,956
Working capital	(7,530)	(6,206)
Debt to capital ratio (1)	115.9%	125.3%
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
Our cash and cash equivalents balance as of June 30, 2025 and March 31, 2025 included approximately $2.3 billion and $2.9 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital decreased at June 30, 2025 compared to March 31, 2025 primarily due to a decrease in cash and cash equivalents, an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, an increase in current portion of long term debt, and an increase in other accrued liabilities. These were partially offset by an increase in receivables, net and inventories, net, driven by higher sales and timing.
Our debt to capital ratio decreased for the three months ended June 30, 2025 due to net income attributable to McKesson for the quarter and issuance of new long-term debt, partially offset by share repurchases and dividend payments.
On July 29, 2025, we raised our quarterly dividend from $0.71 to $0.82 per share of common stock. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Redeemable Noncontrolling Interests
At June 30, 2025, we recognized redeemable noncontrolling interests of $25 million and $700 million related to our acquisition of 80% of PRISM Vision and 70% of Core Ventures, respectively. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The 30% minority interest retained by FCS is classified as redeemable noncontrolling interest, with a put option exercisable every five years, subject to a floor of 75% of initial fair value. Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional information on redeemable noncontrolling interests.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $6.4 billion as of June 30, 2025 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of proposed acquisition or disposition transactions, financial trends, strategy, plans, assumptions, expectations, litigation outcomes, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2025 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
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
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.Legal Proceedings.
The information set forth in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, is incorporated herein by reference. Disclosure of an environmental proceeding with a governmental agency generally is included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.
Item 1A.Risk Factors.
Other than factual updates discussed in this Quarterly Report on Form 10-Q, there have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I of Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Refer to Financial Note 12, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three months ended June 30, 2025 and 2024.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended June 30, 2025:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1, 2025 – April 30, 2025	0.1	649.67	0.1	$7,464
May 1, 2025 – May 31, 2025	0.4	699.78	0.4	7,130
June 1, 2025 – June 30, 2025	0.3	717.59	0.3	6,879
Total	0.8		0.8
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $2 million of excise taxes incurred on share repurchases for the three months ended June 30, 2025. The remaining authorization outstanding for repurchases of common stock excludes $28 million of excise taxes incurred on share repurchases through June 30, 2025.

Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Pre-arranged Trading Plans
On June 8, 2025, LeAnn Smith, our Executive Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 2,506 shares of the Company’s common stock. The duration of the trading arrangement is until June 8, 2026, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Ms. Smith represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified under “Incorporated by Reference” in the table below are on file with the SEC and are incorporated by reference as exhibits hereto.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

4.1	Officer’s Certificate, dated as of May 30, 2025, and related Form of 2030 Note, Form of 2032 Note, and Form of 2035 Note.	8-K	1-13252	4.1	May 30, 2025

10.1*†	McKesson Corporation Management Incentive Plan, as amended and restated May 20, 2025.	__	__	__	__

10.2*†	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 20, 2025.	__	__	__	__

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
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

MCKESSON CORPORATION

Date:	August 6, 2025	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	August 6, 2025	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller