Form 10-Q
period 2025-09-30
MCKESSON CORP
filed 2025-11-06
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 123,426,650 shares of the issuer’s common stock were outstanding as of October 31, 2025.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$103,150	$93,651	$200,977	$172,934
Cost of sales	(99,608)	(90,403)	(194,156)	(166,534)
Gross profit	3,542	3,248	6,821	6,400
Selling, distribution, general, and administrative expenses	(2,074)	(2,503)	(4,270)	(4,504)
Claims and litigation charges, net	2	4	2	(108)
Restructuring, impairment, and related charges, net	(63)	(171)	(110)	(181)
Total operating expenses	(2,135)	(2,670)	(4,378)	(4,793)
Operating income	1,407	578	2,443	1,607
Other income, net	62	34	126	164
Interest expense	(74)	(78)	(123)	(153)
Income before income taxes	1,395	534	2,446	1,618
Income tax expense	(232)	(247)	(452)	(371)
Net income	1,163	287	1,994	1,247
Net income attributable to noncontrolling interests	(53)	(46)	(100)	(91)
Net income attributable to McKesson Corporation	$1,110	$241	$1,894	$1,156

Earnings per common share attributable to McKesson Corporation
Diluted	$8.92	$1.87	$15.16	$8.89
Basic	$8.95	$1.88	$15.22	$8.94

Weighted-average common shares outstanding
Diluted	124.4	129.3	124.9	130.0
Basic	124.0	128.7	124.5	129.3

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,163	$287	$1,994	$1,247

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(5)	34	16	3
Unrealized gain (loss) on cash flow and other hedges	(5)	(9)	9	(9)
Changes in retirement-related benefit plans	—	(2)	(1)	(3)
Other comprehensive (loss) income, net of tax	(10)	23	24	(9)

Comprehensive income	1,153	310	2,018	1,238
Comprehensive income attributable to noncontrolling interests	(53)	(46)	(100)	(91)
Comprehensive income attributable to McKesson Corporation	$1,100	$264	$1,918	$1,147

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$4,004	$5,691
Receivables, net	28,286	25,643
Inventories, net	26,134	23,001
Prepaid expenses and other	1,463	1,063
Total current assets	59,887	55,398
Property, plant, and equipment, net	2,627	2,502
Operating lease right-of-use assets	1,991	1,782
Goodwill	11,283	10,022
Intangible assets, net	4,220	1,464
Other non-current assets	4,152	3,972
Total assets	$84,160	$75,140

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current liabilities
Drafts and accounts payable	$60,938	$55,330
Current portion of long-term debt	1,747	1,191
Current portion of operating lease liabilities	278	258
Other accrued liabilities	5,068	4,825
Total current liabilities	68,031	61,604
Long-term debt	6,011	4,463
Long-term deferred tax liabilities	1,086	1,029
Long-term operating lease liabilities	1,756	1,478
Long-term litigation liabilities	5,103	5,601
Other non-current liabilities	2,751	2,659
Redeemable noncontrolling interests	777	—
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 280 and 279 shares issued at September 30, 2025 and March 31, 2025, respectively	3	3
Additional paid-in capital	8,499	8,373
Retained earnings	19,622	17,921
Accumulated other comprehensive loss	(908)	(932)
Treasury shares, at cost, 156 and 154 shares at September 30, 2025 and March 31, 2025, respectively	(28,955)	(27,439)
Total McKesson Corporation stockholders’ deficit	(1,739)	(2,074)
Noncontrolling interests	384	380
Total deficit	(1,355)	(1,694)
Total liabilities, redeemable noncontrolling interests, and deficit	$84,160	$75,140
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2025	280	$3	$8,449	$18,616	$(898)	(155)	$(28,137)	$379	$(1,588)
Issuance of shares under employee plans, net of forfeitures	—	—	28	—	—	—	(1)	—	27
Share-based compensation	—	—	68	—	—	—	—	—	68
Repurchase of common stock	—	—	—	—	—	(1)	(817)	—	(817)
Net income	—	—	—	1,110	—	—	—	48	1,158
Other comprehensive loss	—	—	—	—	(10)	—	—	—	(10)
Cash dividends declared, $0.82 per common share	—	—	—	(103)	—	—	—	—	(103)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Adjustment to redemption value of redeemable noncontrolling interests	—	—	(47)	—	—	—	—	—	(47)
Other	—	—	1	(1)	—	—	—	1	1
Balance, September 30, 2025	280	$3	$8,499	$19,622	$(908)	(156)	$(28,955)	$384	$(1,355)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2024	279	$3	$8,126	$15,810	$(913)	(149)	$(24,781)	$374	$(1,381)
Issuance of shares under employee plans, net of forfeitures	—	—	32	—	—	—	—	—	32
Share-based compensation	—	—	63	—	—	—	—	—	63
Repurchase of common stock	—	—	—	—	—	(3)	(1,529)	—	(1,529)
Net income	—	—	—	241	—	—	—	46	287
Other comprehensive income	—	—	—	—	23	—	—	—	23
Cash dividends declared, $0.71 per common share	—	—	—	(90)	—	—	—	—	(90)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Other	—	—	—	(2)	—	—	—	—	(2)
Balance, September 30, 2024	279	$3	$8,221	$15,959	$(890)	(152)	$(26,310)	$375	$(2,642)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2025	279	$3	$8,373	$17,921	$(932)	(154)	$(27,439)	$380	$(1,694)
Issuance of shares under employee plans, net of forfeitures	1	—	50	—	—	—	(107)	—	(57)
Share-based compensation	—	—	123	—	—	—	—	—	123
Repurchase of common stock	—	—	—	—	—	(2)	(1,409)	—	(1,409)
Net income	—	—	—	1,894	—	—	—	95	1,989
Other comprehensive income	—	—	—	—	24	—	—	—	24
Cash dividends declared, $1.53 per common share	—	—	—	(192)	—	—	—	—	(192)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(91)	(91)
Adjustment to redemption value of redeemable noncontrolling interests	—	—	(47)	—	—	—	—	—	(47)
Other	—	—	—	(1)	—	—	—	—	(1)
Balance, September 30, 2025	280	$3	$8,499	$19,622	$(908)	(156)	$(28,955)	$384	$(1,355)

	Six Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2024	278	$3	$8,048	$14,978	$(881)	(148)	$(24,119)	$372	$(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	54	—	—	—	(134)	—	(80)
Share-based compensation	—	—	119	—	—	—	—	—	119
Repurchase of common stock	—	—	—	—	—	(4)	(2,057)	—	(2,057)
Net income	—	—	—	1,156	—	—	—	91	1,247
Other comprehensive loss	—	—	—	—	(9)	—	—	—	(9)
Cash dividends declared, $1.33 per common share	—	—	—	(173)	—	—	—	—	(173)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Other	—	—	—	(2)	—	—	—	—	(2)
Balance, September 30, 2024	279	$3	$8,221	$15,959	$(890)	(152)	$(26,310)	$375	$(2,642)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,994	$1,247
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	124	124
Amortization	221	208
Asset impairment charges	4	76
Deferred taxes	(41)	125
Credits associated with last-in, first-out inventory method	(18)	(4)
Non-cash operating lease expense	140	113
Gain from sales of businesses and investments	(85)	(89)
Canadian businesses held for sale	—	638
Provision for bad debts	232	(169)
Other non-cash items	169	174
Changes in assets and liabilities:
Receivables	(2,296)	(3,499)
Inventories	(3,199)	(3,310)
Drafts and accounts payable	5,170	6,221
Operating lease liabilities	(152)	(196)
Taxes	121	(145)
Litigation liabilities	(657)	(386)
Other	(225)	(408)
Net cash provided by operating activities	1,502	720

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(217)	(242)
Capitalized software expenditures	(168)	(143)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(3,389)	(1)
Proceeds from sales of businesses and investments, net	133	93
Other	53	(80)
Net cash used in investing activities	(3,588)	(373)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,275	6,876
Repayments of short-term borrowings	(2,275)	(6,876)
Proceeds from issuances of long-term debt	1,990	498
Repayments of long-term debt	(2)	(501)
Common stock transactions:
Issuances	50	54
Share repurchases	(1,399)	(2,019)
Dividends paid	(179)	(162)
Other	(245)	(278)
Net cash provided by (used in) financing activities	215	(2,408)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	1
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale	—	(14)
Net decrease in cash, cash equivalents, and restricted cash	(1,847)	(2,074)
Cash, cash equivalents, and restricted cash at beginning of period	5,956	4,585
Cash, cash equivalents, and restricted cash at end of period	4,109	2,511
Less: Restricted cash at end of period included in Prepaid expenses and other	(105)	(2)
Cash and cash equivalents at end of period	$4,004	$2,509
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation together with its subsidiaries (collectively, the “Company” or “McKesson,”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. Commencing in the second quarter of fiscal 2026, the Company reports its financial results in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions (“RxTS”), and Medical-Surgical Solutions. The Company’s Norwegian operations are now included in Other. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. Refer to Financial Note 13, “Segments of Business,” for additional information.
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
The results of operations for the six months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, previously filed with the SEC on May 9, 2025 (the “2025 Annual Report”).

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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends the accounting and the disclosure of software costs, including website development costs. ASU 2026-06 is effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.
2.    Business Acquisitions and Divestitures
Acquisitions
For all acquisitions, the Company allocates the purchase price to the assets acquired, and the liabilities assumed, based on their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are preliminary and may be subject to additional adjustments, which may be up to one year after the respective acquisition dates.
PRISM Vision Holdings, LLC
On April 1, 2025, the Company completed its acquisition of a controlling interest in PRISM Vision Holdings, LLC (“PRISM Vision”), a leading provider of general ophthalmology and retina administrative services. The Company acquired an 80% controlling interest in PRISM Vision for $871 million in cash. The payment made upon closing was from cash on hand. Prior owners, including management and physicians in PRISM Vision practices, retained a 20% ownership interest, of which $25 million was classified as redeemable noncontrolling interest. The financial results of PRISM Vision are included within the Company’s Oncology & Multispecialty segment as of the acquisition date. The transaction was accounted for as a business combination.

The purchase price allocation included acquired intangible finite-lived assets of $510 million and goodwill of $429 million. Goodwill attributable to the acquisition of PRISM Vision is mostly deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration
Cash consideration	$871
Redeemable noncontrolling interests	25
Contingent stock-based compensation liability	16
Estimated fair value of total consideration	$912

Identifiable assets acquired and liabilities assumed:
Current assets	$126
Intangible assets	510
Other non-current assets	106
Total assets	742
Current liabilities	172
Non-current liabilities	87
Net identifiable assets	483
Goodwill	429
Net assets acquired	$912
Community Oncology Revitalization Enterprise Ventures, LLC
On June 2, 2025, the Company completed the acquisition of a controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), a business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC (“FCS”). The Company acquired a 70% controlling interest for $2.5 billion in cash. The payment made upon closing was from cash on hand and the net proceeds from the May 30, 2025 public debt offering. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the public debt offering. FCS physicians retained a 30% interest. The 30% minority interest is classified as redeemable noncontrolling interest, with a put option exercisable every five years subject to a floor of 75% of initial fair value. Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests” for additional information.
The transaction was accounted for as a business combination, and the financial results of Core Ventures are included within the Company’s Oncology & Multispecialty segment as of the acquisition date.
The purchase price allocation included acquired intangible finite-lived assets of $2.3 billion and goodwill of $785 million. Goodwill attributable to the acquisition of Core Ventures is deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration
Cash and other considerations	$2,481
Redeemable noncontrolling interests	700
Estimated fair value of total consideration	$3,181

Identifiable assets acquired and liabilities assumed:
Current assets	$529
Intangible assets	2,310
Other non-current assets	353
Total assets	3,192
Current liabilities	468
Non-current liabilities	328
Net identifiable assets	2,396
Goodwill	785
Net assets acquired	$3,181
Divestitures
Norway
On August 4, 2025, the Company entered into a definitive agreement to sell its retail and distribution businesses in Norway (“Norway disposal group”) and as a result, the Company classified the assets and liabilities of the Norway disposal group as held for sale. Commencing in the second quarter of fiscal 2026, the Company implemented a new segment reporting structure, and the Norway disposal group is now included within Other. Refer to Financial Note 13, “Segments of Business,” for additional information. The transaction does not qualify for discontinued operations reporting. The Company is currently evaluating the financial impact of the transaction, and the sale is anticipated to close after fiscal 2026, pursuant to the satisfaction of customary closing conditions, including receipt of regulatory approvals. As of September 30, 2025, net assets held for sale were $112 million. The assets of the Norway disposal group were reported within “Prepaid expenses and other,” while the related liabilities were included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025. The accumulated other comprehensive balances associated with the Norway disposal group were $171 million as of September 30, 2025.
Canada Divestiture Activities
On December 30, 2024, the Company completed the sale of its Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”) for an adjusted purchase price consisting of a cash payment of $9 million, received at closing, and a note of $120 million, measured at fair value and accruing interest upon satisfaction of certain conditions, and payable to the Company at the end of six years. Within the North American Pharmaceutical segment and as part of the transaction, the Company divested net assets of $741 million, including $125 million of intercompany trade accounts payable primarily related to purchases of inventories from McKesson Canada assumed by the buyer upon divestiture. The Company determined that the disposal group did not meet the criteria for classification as discontinued operations.
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
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $63 million and $234 million for the three months ended September 30, 2025 and 2024, respectively, and $110 million and $244 million for the six months ended September 30, 2025 and 2024, respectively. Of these charges $171 million and $181 million was included in “Restructuring, impairment, and related charges, net” and $63 million was included in “Cost of sales” in the Condensed Consolidated Statement of Operations, for the three and six months ended September 30, 2024, respectively.
During the second quarter of fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three and six months ended September 30, 2025, the Company recorded charges of $52 million and $90 million related to these initiatives, which primarily includes facility exit and other related costs as well as severance and other employee-related costs. For the three and six months ended September 30, 2024, the Company recorded charges of $227 million related to the initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments.
Restructuring, impairment, and related charges, net for the three months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30, 2025
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	Corporate (3)	Total
Severance and employee-related costs, net	$4	$—	$5	$—	$9
Exit and other-related costs (4)	1	—	14	37	52
Asset impairments and accelerated depreciation	1	—	—	1	2
Total	$6	$—	$19	$38	$63

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s North American Pharmaceutical segment.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(3)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Corporate activities.
(4)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

	Three Months Ended September 30, 2024
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	Corporate	Total
Severance and employee-related costs, net	$1	$—	$144	$4	$149
Exit and other-related costs (3)	(1)	—	3	10	12
Asset impairments and accelerated depreciation	63	1	—	9	73
Total	$63	$1	$147	$23	$234
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s North American Pharmaceutical segment, including an inventory impairment of $63 million within "Cost of sales" in the Condensed Consolidated Statement of Operations.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(3)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
Restructuring, impairment, and related charges, net for the six months ended September 30, 2025 and 2024 consisted of the following:

	Six Months Ended September 30, 2025
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	Corporate (3)	Total
Severance and employee-related costs, net	$4	$—	$10	$(1)	$13
Exit and other-related costs (4)	2	—	26	65	93
Asset impairments and accelerated depreciation	1	—	—	3	4
Total	$7	$—	$36	$67	$110
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s North American. Pharmaceutical segment.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(3)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Corporate activities.
(4)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Six Months Ended September 30, 2024
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions	Medical-Surgical Solutions (2)	Corporate (3)	Total
Severance and employee-related costs, net	$1	$—	$144	$3	$148
Exit and other-related costs (3)	(1)	3	6	12	20
Asset impairments and accelerated depreciation	65	2	—	9	76
Total	$65	$5	$150	$24	$244
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s North American Pharmaceutical segment, including an inventory impairment of $63 million within "Cost of sales" in the Condensed Consolidated Statement of Operations.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(3)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the six months ended September 30, 2025:

(In millions)	North American Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	Corporate	Total
Balance, March 31, 2025 (1)	$11	$1	$90	$24	$126
Restructuring, impairment, and related charges, net	7	—	36	67	110
Non-cash charges	(1)	—	—	(3)	(4)
Cash payments	(3)	(1)	(87)	(71)	(162)
Balance, September 30, 2025 (2)	$14	$—	$39	$17	$70
(1)As of March 31, 2025, the total reserve balance was $126 million, of which $103 million was recorded within “Other accrued liabilities” and $23 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)As of September 30, 2025, the total reserve balance was $70 million, of which $52 million was recorded within “Other accrued liabilities” and $18 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Income tax expense	$232	$247	$452	$371
Reported income tax rate	16.6%	46.3%	18.5%	22.9%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings among various taxing jurisdictions and discrete items recognized in the quarters.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the three months ended September 30, 2025, the Company recognized a discrete tax benefit of $119 million related to the release of a valuation allowance in a foreign jurisdiction based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2025, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that these additional deferred tax assets will be realized and reduced the valuation allowance accordingly. During the six months ended September 30, 2025, the Company also recognized a net discrete tax benefit of $23 million primarily related to the tax impact of share based compensation.
During the three months ended September 30, 2024, the Company sold certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions. The transferor entity of the intellectual property was not subject to income tax on this transaction. The recipient entity of the intellectual property is entitled to amortize the fair value of the assets for tax purposes. As a result, a discrete tax benefit of $44 million was recognized in the second quarter of fiscal 2024.
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
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. As of September 30, 2025, the Company had $1.6 billion of unrecognized tax benefits, of which $1.4 billion would reduce income tax expense and the effective tax rate if recognized.
5.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.
During the six months ended September 30, 2025, the Company initially recognized redeemable noncontrolling interests of $25 million related to its acquisition of PRISM Vision and $700 million related to its acquisition of Core Ventures. The Company utilized a Monte Carlo simulation model to determine the fair value of the redeemable noncontrolling interests for both acquisitions. As a result of the quarterly valuation process, the Company recorded an adjustment to the redemption value of the redeemable noncontrolling interests of $2 million for PRISM Vision and $45 million for Core Ventures.
The Company recorded a total attribution of net income to the redeemable noncontrolling shareholders of $5 million during the three and six months ended September 30, 2025. This amount was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statement of Operations.
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
The Company allocated $48 million and $46 million of net income to noncontrolling interests during the three months ended September 30, 2025 and 2024, respectively, and $95 million and $91 million during the six months ended September 30,

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
2025 and 2024, respectively, which was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations.
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and six months ended September 30, 2025 and 2024 were as follows:

	Fiscal Year 2026		Fiscal Year 2025
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests
Balance, March 31	$380	$—	$372
Net income attributable to noncontrolling interests	47	—	45
Payments to noncontrolling interests	(47)	—	(43)
Acquisition of PRISM Vision	—	25	—
Acquisition of Core Ventures	—	700	—
Other	(1)	—	—
Balance, June 30	$379	$725	$374
Net income attributable	48	5	46
Payments to noncontrolling interests	(44)	—	(45)
Adjustment to redemption values	—	47	—
Other	1	—	—
Balance, September 30	$384	$777	$375

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three and six months ended September 30, 2025 and 2024 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$1,163	$287	$1,994	$1,247
Net income attributable to noncontrolling interests	(53)	(46)	(100)	(91)
Net income attributable to McKesson Corporation	$1,110	$241	$1,894	$1,156

Weighted-average common shares outstanding:
Basic	124.0	128.7	124.5	129.3
Effect of dilutive securities:
Stock options	—	0.1	—	0.1
Restricted stock units (1)	0.4	0.5	0.4	0.6
Diluted	124.4	129.3	124.9	130.0

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$8.92	$1.87	$15.16	$8.89
Basic	$8.95	$1.88	$15.22	$8.94
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Goodwill and Intangible Assets, Net
Goodwill
In the second quarter of fiscal 2026, the Company implemented a new segment reporting structure which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. These reportable segments encompass all operating segments of the Company. The Company’s Norwegian operations are included in Other.
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
Changes in the carrying amount of goodwill were as follows:

(In millions)	North American Pharmaceutical	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions	Other (2)	Total
Balance, March 31, 2025	$2,737	$2,724	$2,027	$2,507	$27	$10,022
Goodwill acquired	—	1,238	39	—	—	1,277
Disposals	—	(9)	—	—	(28)	(37)
Foreign currency translation adjustments, net	44	—	—	—	1	45
Other adjustments (1)	—	(24)	—	—	—	(24)
Balance, September 30, 2025	$2,781	$3,929	$2,066	$2,507	$—	$11,283
(1)Reflects acquisition-related adjustments of $21 million for Core Ventures and $3 million for PRISM Vision.
(2)Primarily includes transfer of goodwill of $28 million to held-for-sale for the Norway disposal group.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Intangible Assets
Information regarding intangible assets was as follows:

	September 30, 2025				March 31, 2025
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$1,510	$(690)	$820	$1,475	$(650)	$825
Service agreements	23	3,262	(759)	2,503	1,116	(728)	388
Trademarks and trade names	20	570	(284)	286	378	(278)	100
Provider Networks	22	360	(8)	352	—	—	—
Technology	9	311	(150)	161	288	(141)	147
Other	22	127	(29)	98	31	(27)	4
Total		$6,140	$(1,920)	$4,220	$3,288	$(1,824)	$1,464
All intangible assets were subject to amortization as of September 30, 2025 and March 31, 2025. Amortization expense of intangible assets was $80 million and $60 million for the three months ended September 30, 2025 and 2024, respectively, and $130 million and $123 million for the six months ended September 30, 2025 and 2024, respectively.

(In millions)	Estimated Amortization Expense
Fiscal 2026 (from October 1, 2025 to March 31, 2026)	$144
Fiscal 2027	287
Fiscal 2028	283
Fiscal 2029	279
Fiscal 2030	276
Thereafter	2,951
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for a description of the goodwill and intangible assets recognized as part of the PRISM Vision and Core Ventures acquisitions.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	September 30, 2025	March 31, 2025
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	$500	$500
1.30% Notes due August 15, 2026	500	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	400	399
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	500
4.65% Notes due May 30, 2030	650	—
4.95% Notes due May 30, 2032	650	—
5.10% Notes due July 15, 2033	597	597
5.25% Notes due May 30, 2035	698	—
6.00% Notes due March 1, 2041	217	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	704	649
1.63% Euro Notes due October 30, 2026	587	541
3.13% Sterling Notes due February 17, 2029	605	581

Lease and other obligations	206	227
Total debt	7,758	5,654
Less: Current portion	1,747	1,191
Total long-term debt	$6,011	$4,463
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At September 30, 2025 and March 31, 2025, $7.8 billion and $5.7 billion, respectively, of total debt was outstanding, of which $1.7 billion and $1.2 billion, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
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
The 364-Day Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 364-Day Credit Facility. If the Company does not comply with these covenants, its ability to use the 364-Day Credit Facility may be suspended and any outstanding balances under the 364-Day Credit Facility may be required to be repaid. The terms and conditions of the 364-Day Credit Facility are substantially similar to those under the 2022 Credit Facility. The Company can use funds obtained under the 364-Day Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the six months ended September 30, 2025 and 2024 and no amounts outstanding at September 30, 2025 and March 31, 2025. There were no borrowings under the 364-Day Facility during the six months ended September 30, 2025 and no amounts outstanding at September 30, 2025. At September 30, 2025, the Company was in compliance with all covenants under the 2022 Credit Facility and the 364-Day Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company could issue up to $4.0 billion in outstanding commercial paper notes through May 7, 2025 and up to $5.0 billion following the execution of the 364-Day Facility. During the six months ended September 30, 2025, the Company borrowed and repaid $2.3 billion under the program. During the six months ended September 30, 2024, the Company borrowed and repaid $6.9 billion under the program. At September 30, 2025 and March 31, 2025, there were no commercial paper notes outstanding.
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
Foreign Currency Exchange Risk
The Company conducts its business worldwide in U.S. dollars and the functional currencies of its foreign subsidiaries, including Canadian dollars and Euro. Changes in foreign currency exchange rates could have a material adverse impact on the Company’s financial results that are reported in U.S. dollars. The Company is also exposed to foreign currency exchange rate risk related to its foreign subsidiaries, including intercompany loans denominated in non-functional currencies. The Company has certain foreign currency exchange rate risk programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans and other obligations denominated in non-functional currencies. These programs reduce but do not entirely eliminate foreign currency exchange rate risk.
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
Derivative Instruments
At September 30, 2025 and March 31, 2025, the notional amounts of the Company’s outstanding derivatives were as follows:

			September 30, 2025		March 31, 2025
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Dec-26 to Mar-27	C$	6,500	C$	6,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Nov-25 to Jul-26		€1,100		€1,100
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29		$750		$750

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards	GBP			£—		£11
Interest rate swap locks	USD			$—		$850
(1)The maturity date reflected is for outstanding derivatives as of September 30, 2025.
(2)There was no ineffectiveness in these hedges for the three and six months ended September 30, 2025 and 2024.
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
In fiscal 2025, the Company expanded the net investment hedging program by entering into cross-currency swaps and restructuring existing cross-currency swaps. As of September 30, 2025 and March 31, 2025, the outstanding notional amount of cross-currency swaps was C$6.5 billion.
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
During the second quarter of fiscal 2026, the Company settled €600 million of fair value cross-currency swaps with original maturity in August 2025. Subsequently, the Company entered into €600 million of new fair value cross-currency swaps with maturity dates in November 2025.
Cash Flow Hedges
The Company uses cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024.
The Company executed a series of forward-starting interest rate swap locks designated as cash flow hedges in fiscal 2025 with a notional amount of $850 million, and in the first quarter of fiscal 2026 with a notional amount of $550 million, for a total of $1.4 billion, to hedge the cash flows associated with upcoming financing activities. During the first quarter of fiscal 2026, the Company completed a public debt offering of the Notes, at which point the interest rate swap locks were terminated, and the proceeds are being amortized to interest expense over the life of the Notes. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the public debt offering of the Notes.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2025	2024	2025	2024
Derivatives designated as net investment hedges:
Cross-currency swaps	$98	$(20)	$(135)	$(13)

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$(5)	$(14)	$—	$(14)
Interest rate swap locks, Foreign currency forwards and Other	(2)	2	12	2
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	September 30, 2025			March 31, 2025
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other	$90	$—	$1,200	$54	$—	$595
Cross-currency swaps (non-current)	Other non-current assets/liabilities	50	154	5,049	66	18	5,550
Interest rate swaps (non-current)	Other non-current liabilities	—	9	750	—	18	750
Interest Rate Swap Locks (non-current)	Other non-current liabilities	—	—	—	—	6	850
Foreign currency forwards (current)	Prepaid expenses and other	—	—	—	1	—	14
Total		$140	$163		$121	$42
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2025 and March 31, 2025 included the Company’s investments in money market funds of $828 million and $1.0 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $119 million and $103 million at September 30, 2025 and March 31, 2025, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included within “Other non-current assets” in the Condensed Consolidated Balance Sheets. The Company recorded a net loss of $15 million and gain of $95 million for the three and six months ended September 30, 2024, respectively, which is included within “Other income, net” in the Condensed Consolidated Statements of Operations. The net gain recognized for the six months ended September 30, 2024 was primarily related to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. The Company recognized a net gain of $100 million related to this event and sold a portion of its investment for proceeds of $92 million.

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
At September 30, 2025, assets and liabilities related to the company’s acquisition of PRISM Vision and Core Ventures were measured at fair value on a nonrecurring basis. Refer to Financial Note 2, “Business Acquisitions and Divestitures.”
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2025 and March 31, 2025.
Other Fair Value Disclosures
At September 30, 2025 and March 31, 2025, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	September 30, 2025		March 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$7,758	$7,831	$5,654	$5,598
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
11.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2025, Annual Report, and Financial Note 11 to the Company’s 10-Q filing for the quarterly period ended June 30, 2025,which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $2.5 billion as of September 30, 2025, and additionally will pay the Settling Governmental Entities up to approximately $5.4 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.
Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $89 million as of September 30, 2025, and additionally will pay approximately $85 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $68 million as of September 30, 2025, and additionally will pay approximately $84 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were initially decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision, and on October 28, 2025, a panel of the U.S. Court of Appeals for the Fourth Circuit issued a decision reversing the trial court’s judgment. If the Company does not seek rehearing, or if rehearing is denied, the case will be remanded to the trial court for additional proceedings.
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
The City of Baltimore, Maryland, is one such subdivision. A trial of its claims against the Company and another national pharmaceutical distributor began on September 16, 2024 in the Circuit Court of Maryland for Baltimore City, Mayor and City Council of Baltimore v. Purdue Pharma LP, No. 24-C-18-000515. Baltimore claims that the defendants’ distribution of controlled substances to certain pharmacies in the City of Baltimore and Baltimore County caused a public nuisance. On November 12, 2024, the jury returned a verdict finding the Company liable and assessing approximately $192 million in compensatory damages. On June 12, 2025, the court granted remittitur of the verdict, reducing compensatory damages against the Company to $37 million. On August 8, 2025, the court ordered the Company to pay an additional $72 million in “monetary abatement” to fund programs related to drug abuse in Baltimore. The Company has appealed the judgments issued against it, and Baltimore has filed a cross-appeal. Because the Company believes there are valid bases to challenge the judgments on appeal, the Company has not adjusted its litigation reserve as a result of the court’s entry of judgment.
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $140 million as of September 30, 2025, and additionally will pay approximately $56 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.

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
With respect to the acute care hospitals, for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a settlement with a nationwide class of acute care hospitals. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On October 30, 2024, the U.S. District Court for the District of New Mexico granted preliminary approval to the proposed settlement, pursuant to which the Company placed approximately $149 million into escrow on November 27, 2024. On March 4, 2025, the Court granted final approval to the settlement, which became effective on April 4, 2025. During the six months ended September 30, 2025, approximately $146 million of payments have been released from escrow. The remaining escrow payments were presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025.
With respect to the third-party payors, for the year ended March 31, 2025, the Company recorded a charge of $114 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect the Company’s portion of the settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net and North American Pharmaceutical, respectively. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On January 15, 2025, the U.S. District Court for the Northern District of Ohio overruled objections and approved the settlement, pursuant to which the Company placed approximately $114 million into escrow on February 12, 2025. Objections to the settlement have been resolved, and the settlement is currently pending final approval by the district court. During the six months ended September 30, 2025, approximately $14 million of payments have been released from escrow. The remaining escrow payments were presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025.
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a nationwide class of acute care hospitals, was as follows:

(In millions)	September 30, 2025	March 31, 2025
Current litigation liabilities (1)	$617	$776
Long-term litigation liabilities	5,103	5,601
Total litigation liabilities	$5,720	$6,377
(1)These amounts, recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the six months ended September 30, 2025, the Company made payments totaling $497 million associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.
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
Antitrust Settlements
During the second fiscal quarter of 2026, the Company’s share of antitrust legal settlements were immaterial. The lawsuits were filed against a brand manufacturer alleging that the manufacturer, by itself or in concert with others, took improper actions to delay or prevent generic drugs from entering the market. The Company was not a named party to either litigation but was a member of the representative classes of those who purchased directly from the pharmaceutical manufacturer. The Company recognized a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the second quarter of fiscal 2026 related to the settlements.
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
Excise taxes of $8 million and $15 million were accrued for shares repurchased during the three months ended September 30, 2025 and 2024, respectively. Excise taxes of $10 million and $16 million were accrued for shares repurchased during the six months ended September 30, 2025 and 2024, respectively. On July 30, 2025, the Company made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of September 30, 2025 and March 31, 2025, the amount accrued for excise taxes was $10 million and $26 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the six months ended September 30, 2025 and 2024 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Q1 Shares repurchased - Open market	0.8	$709.84	(590)
Q2 Shares repurchased - Open market	1.2	$693.25	(809)
Balance at September 30, 2025			$6,070
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $10 million of excise taxes for the six months ended September 30, 2025.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2024			$6,615
Q1 Shares repurchased - Open market	1.0	$548.20	(527)
July 2024 Board Authorization			4,000
Q2 Shares repurchased - Open market (4)	2.9	$533.46	(1,528)
Balance at September 30, 2024			$8,560
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $16 million of excise taxes for the six months ended September 30, 2024.
(4)Of the total dollar value, $22 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024 for share repurchases that were executed in late September 2024 and settled in early October 2024.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended September 30, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2025	$(796)	$(125)	$10	$13	$(898)
Other comprehensive income (loss)	(77)	72	(5)	—	(10)
Balance, September 30, 2025	$(873)	$(53)	$5	$13	$(908)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2025 include gains of $98 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $(26) million.
(3)Amounts recorded for the three months ended September 30, 2025 include losses of $(7) million related to cash flow forwards and hedges from cross-currency swaps. These amounts are net of income tax benefit of $2 million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2024	$(892)	$(7)	$3	$(17)	$(913)
Other comprehensive income (loss) before reclassifications	49	(15)	(9)	(1)	24
Amounts reclassified to earnings and other	—	—	—	(1)	(1)
Other comprehensive income (loss)	49	(15)	(9)	(2)	23
Balance, September 30, 2024	$(843)	$(22)	$(6)	$(19)	$(890)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2024 include losses of $(20) million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $5 million.
(3)Amounts recorded for the three months ended September 30, 2024 include losses of $(14) million related to cash flow and other hedges from cross-currency swaps and gains of $2 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax benefit of $3 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the six months ended September 30, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2025	$(989)	$47	$(4)	$14	$(932)
Other comprehensive income (loss)	116	(100)	9	(1)	24
Balance, September 30, 2025	$(873)	$(53)	$5	$13	$(908)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the six months ended September 30, 2025 include losses of $(135) million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $35 million.
(3)Amounts recorded for the six months ended September 30, 2025 include gains of $12 million primarily from cash flow hedges from foreign currency forwards, net of income tax expense of $(3) million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(856)	$(12)	$3	$(16)	$(881)
Other comprehensive income (loss) before reclassifications	13	(10)	(9)	(2)	(8)
Amounts reclassified to earnings and other	—	—	—	(1)	(1)
Other comprehensive income (loss)	13	(10)	(9)	(3)	(9)
Balance, September 30, 2024	$(843)	$(22)	$(6)	$(19)	$(890)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the six months ended September 30, 2024 include losses of $(13) million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $3 million.
(3)Amounts recorded for the six months ended September 30, 2024 include losses of $(14) million related to cash flow and other hedges from cross-currency swaps and gains of $2 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax benefit of $3 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13.    Segments of Business
Commencing in the second quarter of fiscal 2026, the Company implemented a new segment reporting structure which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, RxTS, and Medical-Surgical Solutions. The Company’s Norwegian operations have been classified as held for sale and are now included in Other as the Norway disposal group. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. These segment changes reflect how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and assesses performance beginning in the second quarter of fiscal 2026. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
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
The North American Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar and over-the-counter pharmaceutical drugs along with other healthcare-related products to wholesale and institutional customers in the U.S. and Canada. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services. The U.S. distribution operations were previously included in the former U.S. Pharmaceutical reportable segment and the Canadian operations were previously included in the former International reportable segment.
The Oncology & Multispecialty segment includes provider solutions that encompass specialty drug distribution, group purchasing organizations, infusion services, direct to patient pharmacy capabilities, cell and gene therapy services with InspiroGene, technology solutions, practice consulting services, and vaccine distribution. In addition, the segment supports one of the largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care in the U.S. The segment also includes PRISM Vision, which drives patient outcomes in a retina and ophthalmology setting. Combined with Sarah Cannon Research Institute and our technology business, Ontada, this segment provides research, insights, technologies, and services that address and improve cancer and specialty care. This segment was previously reflected in the former U.S. Pharmaceutical reportable segment.
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
The Medical-Surgical Solutions segment provides medical-surgical supply distribution, logistics, and other services to healthcare providers, operating in ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers in the U.S. On May 8th, 2025, the Company announced its intention to separate this segment into an independent company.
The Company’s Norwegian operations, which provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies, were previously included in the International reportable segment, but are now included in Other. During the six months ended September 30, 2025, the Company entered into a definitive agreement to sell its businesses in Norway. The transaction is subject to customary closing conditions, including receipt of required regulatory approvals. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals was as follows:

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2025	2024	2025	2024
Segment revenues (1)
North American Pharmaceutical	$86,481	$80,018	$169,210	$146,366
Oncology & Multispecialty	12,044	9,157	22,702	17,938
Prescription Technology Solutions	1,376	1,265	2,810	2,506
Medical-Surgical Solutions	2,947	2,946	5,648	5,578
Other	302	265	607	546
Total revenues	$103,150	$93,651	$200,977	$172,934

Other segment expense, net (2)
North American Pharmaceutical (3)	$85,629	$79,671	$167,764	$145,317
Oncology & Multispecialty (4)	11,712	8,957	22,158	17,590
Prescription Technology Solutions	1,132	1,060	2,313	2,098
Medical-Surgical Solutions (5)	2,727	2,855	5,207	5,295
Other	274	252	566	516
Total other segment expense, net	$101,474	$92,795	$198,008	$170,816

Segment operating profit
North American Pharmaceutical	$852	$347	$1,446	$1,049
Oncology & Multispecialty	332	200	544	348
Prescription Technology Solutions	244	205	497	408
Medical-Surgical Solutions	220	91	441	283
Other	28	13	41	30
Subtotal	1,676	856	2,969	2,118
Corporate expenses, net (6)	(207)	(244)	(400)	(347)
Interest expense	(74)	(78)	(123)	(153)
Income before income taxes	$1,395	$534	$2,446	$1,618

Segment depreciation and amortization (7)
North American Pharmaceutical	$32	$43	$64	$91
Oncology & Multispecialty	71	37	113	75
Prescription Technology Solutions	20	22	41	43
Medical-Surgical Solutions	23	22	45	44
Other	1	5	4	10
Corporate	41	34	78	69
Total segment depreciation and amortization	$188	$163	$345	$332

Segment expenditures for long-lived assets (8)
North American Pharmaceutical	$74	$66	$135	$96
Oncology & Multispecialty	23	19	47	37
Prescription Technology Solutions	—	3	1	7
Medical-Surgical Solutions	32	42	57	93
Other	4	4	5	9
Corporate	63	84	140	143
Total segment expenditures for long-lived assets	$196	$218	$385	$385

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(1)Revenues from services on a disaggregated basis represent less than 1% of the North American Pharmaceutical segment’s total revenues, approximately 7% of the Oncology & Multispecialty segment’s total revenues, approximately 37% of the Prescription Technology Solutions segment’s total revenues, and less than 1% of the Medical-Surgical Solutions segment’s total revenues. The Company’s Norwegian operations are included in Other. Revenues for the four reportable segments are derived in the U.S and Canada.
(2)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s North American Pharmaceutical other segment expense, net includes the following:
•a provision for bad debts of $189 million for the six months ended September 30, 2025 and a credit of $203 million for the three and six months ended September 30, 2024 related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”). This charge was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations;
•cash receipts for the Company’s share of antitrust legal settlements were immaterial and $63 million for the three months ended September 30, 2025 and 2024, respectively, and $8 million and $153 million for the six months ended September 30, 2025 and 2024, respectively. These gains were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•a charge of $593 million for the three and six months ended September 30, 2024 to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”
•restructuring charges of $63 million and $65 million for the three and six months ended September 30, 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;” and
•a charge of $57 million for the six months ended September 30, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 11, “Commitments and Contingent Liabilities.”
(4)The Company’s Oncology & Multispecialty other segment expense, net includes the following:
•a net gain of $51 million for the three and six months ended September 30, 2025 related to the sale of an investment and market decisions, which was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statement of Operations; and
•a loss of $43 million for the six months ended September 30, 2024 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statement of Operations.
(5)The Company’s Medical-Surgical Solutions other segment expense, net for the three and six months ended September 30, 2024 includes restructuring charges of $144 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
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
•a net charge of $51 million for the six months ended September 30, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 11, “Commitments and Contingent Liabilities;” and
•restructuring charges of $38 million and $23 million for the three months ended September 30, 2025 and 2024, respectively, and charges of $67 million and $24 million for the six months ended September 30, 2025 and 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(7)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(8)Long-lived assets consist of property, plant, and equipment, net and capitalized software.
Long-lived assets by geographic areas were as follows:

(In millions)	September 30, 2025	March 31, 2025
Long-lived assets
United States	$3,096	$2,877
Foreign	261	306
Total long-lived assets	$3,357	$3,183

Table of Contents	MD&A Index
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
We implemented a new segment reporting structure commencing in the second quarter of fiscal 2026, which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions (“RxTS”), and Medical-Surgical Solutions. Our Norwegian operations are included in Other. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, as well as the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
The following summarizes our four reportable segments. Refer to Financial Note 13, “Segments of Business,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information regarding our reportable segments.
•North American Pharmaceutical is a reportable segment that provides distribution and logistics services for branded, generic, specialty, biosimilar and over-the-counter pharmaceutical drugs along with other healthcare-related products to wholesale and institutional customers in the United States (“U.S.”) and Canada. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services. The U.S. distribution operations was previously included in the former U.S. Pharmaceutical reportable segment and the Canadian operations was previously included in the former International reportable segment.
•Oncology & Multispecialty is a reportable segment that includes provider solutions that encompass specialty drug distribution, group purchasing organizations, infusion services, direct to patient pharmacy capabilities, cell and gene therapy services with InspiroGene, technology solutions, practice consulting services, and vaccine distribution. In addition, the segment supports one of the largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care in the U.S. The segment also includes PRISM Vision Holdings, LLC (“PRISM Vision”), which drives patient outcomes in a retina and ophthalmology setting. Combined with Sarah Cannon Research Institute and our technology business, Ontada, this segment provides research, insights, technologies, and services that address and improve cancer and specialty care. This segment was previously reflected in the former U.S. Pharmaceutical reportable segment.
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
•Medical-Surgical Solutions is a reportable segment that provides medical-surgical supply distribution, logistics, and other services to healthcare providers, operating in ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes and home health care agencies. This segment offers national brand medical-surgical products as well as McKesson’s own line of high-quality products through a network of distribution centers within the U.S. On May 8th, 2025, we announced our intention to separate this segment into an independent company.
Our Norwegian operations, which provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies, were previously included in the International reportable segment and are now included in Other. During the six months ended September 30, 2025, we entered into a definitive agreement to sell our businesses in Norway, and classified the assets and liabilities as held for sale (“Norway disposal group”). The transaction is subject to customary closing conditions, including receipt of required regulatory approvals. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.
Business Acquisitions and Divestitures
PRISM Vision Holdings, LLC
On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision, a leading provider of general ophthalmology and retina administrative services. We acquired an 80% interest in PRISM Vision for $871 million in cash and prior owners, including management and physicians in PRISM Vision practices, retained a 20% ownership interest. As of the acquisition date, the financial results of PRISM Vision are reported within our Oncology & Multispecialty segment.
Community Oncology Revitalization Enterprise Ventures, LLC
On June 2, 2025, we completed the acquisition of a controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), a business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC, (“FCS”). We acquired a 70% controlling interest in Core Ventures for $2.5 billion in cash and FCS physicians retained 30% interest. As of the acquisition date, Core Ventures is a part of the Oncology platform and financial results are reported within our Oncology & Multispecialty segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information regarding these acquisition transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and six months ended September 30, 2025:
•For the three months ended September 30, 2025 compared to the prior year, revenues increased by 10%, gross profit increased by 9%, total operating expenses decreased by 20%, and other income, net increased by $28 million.
•For the six months ended September 30, 2025 compared to the prior year, revenues increased by 16%, gross profit increased by 7%, total operating expenses decreased by 9%, and other income, net decreased by $38 million. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation increased to $8.92 from $1.87 for the three months ended September 30, 2025 and increased to $15.16 from $8.89 for the six months ended September 30, 2025 compared to the respective prior year periods;
•On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision for $871 million in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On June 2, 2025, we completed the acquisition of a controlling interest in Core Ventures for $2.5 billion in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•For the six months ended September 30, 2025, we recorded a provision for bad debts of $189 million related to the bankruptcy of our customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”);
•On May 8, 2025, we entered into a syndicated $1.0 billion 364-Day senior unsecured credit facility (the “364-Day Credit Facility”) which is scheduled to mature in May 2026. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information;
•On May 30, 2025, we completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million, 4.95% Notes due May 30, 2032 in a principal amount of $650 million, and 5.25% Notes due May 30, 2035 in a principal amount of $700 million, for total proceeds received, net of discounts and debt offering expenses, of $2.0 billion. The net proceeds from these notes in addition to cash on hand were utilized to fund the purchase of the interest in Core Ventures. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information;
•During the six months ended September 30, 2025, we returned $1.6 billion of cash to shareholders through $1.4 billion of common stock repurchases in open market transactions and $179 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2025 was $6.1 billion; and
•On July 29, 2025, our Board of Directors (the “Board”) raised our quarterly dividend to $0.82 from $0.71 per share of common stock.
Trends and Uncertainties:
Government Policies
As described in “Item 1. Government Regulation” and “Item 1A - Risk Factors” in Part I of our 2025 Annual Report, our industry is highly regulated and is subject to risks and uncertainty caused by the volume and speed of changes to regulatory policies. Changes in U.S. federal regulatory posture and law may result in significant changes in healthcare policy, government funding of healthcare costs, and other laws affecting our operations, but the ultimate outcomes are difficult to predict.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended September 30,				Six Months Ended September 30,
	2025	2024	Change		2025	2024	Change
Revenues	$103,150	$93,651	10%		$200,977	$172,934	16%
Gross profit	3,542	3,248	9		6,821	6,400	7
Gross profit margin	3.43%	3.47%	(4)	bp	3.39%	3.70%	(31)	bp
Total operating expenses	$(2,135)	$(2,670)	(20)%		$(4,378)	$(4,793)	(9)%
Total operating expenses as a percentage of revenues	2.07%	2.85%	(78)	bp	2.18%	2.77%	(59)	bp
Other income, net	$62	$34	82%		$126	$164	(23)%
Interest expense	(74)	(78)	(5)		(123)	(153)	(20)
Income before income taxes	1,395	534	161		2,446	1,618	51
Income tax expense	(232)	(247)	(6)		(452)	(371)	22
Reported income tax rate	16.6%	46.3%	(2,970)	bp	18.5%	22.9%	(440)	bp
Net income	1,163	287	305		1,994	1,247	60
Net income attributable to noncontrolling interests	(53)	(46)	15		(100)	(91)	10
Net income attributable to McKesson Corporation	$1,110	$241	361%		$1,894	$1,156	64%

Diluted earnings per common share attributable to McKesson Corporation	$8.92	$1.87	377%		$15.16	$8.89	71%

Weighted-average diluted common shares outstanding	124.4	129.3	(4)%		124.9	130.0	(4)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
Revenues
Revenues increased for the three and six months ended September 30, 2025 compared to the same prior year periods, primarily due to market growth in our North American Pharmaceutical segment, including higher volumes largely from retail national account customers. Market growth includes growing drug utilization and newly launched products, partially offset by branded to generic drug conversion. Revenues for the three and six months ended September 30, 2025 was also favorably impacted by growth in our Oncology & Multispecialty segment primarily due to higher specialty pharmaceutical sales.
Gross Profit
Gross profit increased for the three and six months ended September 30, 2025 compared to the same prior year periods primarily due to growth in our Oncology & Multispecialty segment, driven by the addition of providers in practice management and growth of specialty pharmaceuticals, and in our Prescription Technology Solutions segment, driven by higher volumes.
We recognized immaterial gains and $63 million for the three months ended September 30, 2025 and 2024, respectively, and $8 million and $153 million for the six months ended September 30, 2025 and 2024, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our North American Pharmaceutical segment.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Gross profit for the three and six months ended September 30, 2024 was impacted by restructuring charges of $63 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report. We recorded this amount related to impairment of inventories within "Cost of sales" in the Condensed Consolidated Statements of Operations within our North American Pharmaceutical segment.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and six months ended September 30, 2025 and 2024 is as follows:
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

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Selling, distribution, general, and administrative expenses	$2,074	$2,503	(17)%		$4,270	$4,504	(5)%
Claims and litigation charges, net	(2)	(4)	(50)		(2)	108	(102)
Restructuring, impairment, and related charges, net	63	171	(63)		110	181	(39)
Total operating expenses	$2,135	$2,670	(20)%		$4,378	$4,793	(9)%
Percent of revenues	2.07%	2.85%	(78)	bp	2.18%	2.77%	(59)	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
For the three and six months ended September 30, 2025, total operating expenses and total operating expenses as a percentage of revenues decreased compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and six months ended September 30, 2024 includes charges of $643 million to remeasure the sale of our Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”) to fair value less costs to sell. The remeasurement adjustment includes a $15 million loss related to the accumulated other comprehensive loss balances associated with this disposal. Of the total charges recorded during the period, $593 million were included within our North American Pharmaceutical segment and $50 million were included within Corporate expenses, net;
•SDG&A for the three and six months ended September 30, 2025 was impacted by lower operating expenses from the completed divestiture of our Canadian retail disposal group in fiscal 2025, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report;
•SDG&A for the six months ended September 30, 2025 includes a provision for bad debts of $189 million, and for the three and six months ended September 30, 2024 includes a credit of $203 million related to the bankruptcy of Rite Aid;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•SDG&A for the six months ended September 30, 2025 was impacted by higher operating expenses related to the acquisitions completed during the first half of fiscal 2026, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report;
•Claims and litigation charges, net primarily consists of a charge of $108 million for the six months ended September 30, 2024 related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•Restructuring, impairment, and related charges, net were $63 million and $171 million for the three months ended September 30, 2025 and 2024, respectively, and $110 million and $181 million for the six months ended September 30, 2025 and 2024, respectively, as discussed below under “Restructuring Initiatives.”
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2026 and fiscal 2025 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three and six months ended September 30, 2025 and 2024. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
For additional disclosure of our policy regarding goodwill, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2025 Annual Report.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $63 million and $171 million for the three months ended September 30, 2025 and 2024, respectively, and $110 million and $181 million for the six months ended September 30, 2025 and 2024, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. We recorded charges of $52 million and $90 million for the three and six months ended September 30, 2025, respectively, and $227 million for the three and six months ended September 30, 2024 related to these initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments and a $63 million related to inventory impairments recorded within “Cost of sales” in the Condensed Consolidated Statements of Operations.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net for the three and six months ended September 30, 2025 compared to the same prior year periods was impacted by net gains from certain investments in our equity securities and a favorable impact from interest income. Other income, net for the six months ended September 30, 2025 compared to the same prior year period was impacted by a prior year net gain of $95 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, partially offset by a prior year loss of $43 million related to one of our equity method investments.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Interest Expense
Interest expense decreased for the three and six months ended September 30, 2025 compared to the same prior year periods primarily due to changes in our derivative portfolio in fiscal 2026 and increased capitalized interest from higher capital spending, partially offset by interest from increased average balances of the Company’s loan portfolio in fiscal 2026. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Income Tax Expense
For the three months ended September 30, 2025 and 2024, we recorded income tax expense of $232 million and $247 million, respectively. For the six months ended September 30, 2025 and 2024, we recorded income tax expense of $452 million and $371 million, respectively. Our reported income tax rates were 16.6% and 46.3% for the three months ended September 30, 2025 and 2024, respectively, and 18.5% and 22.9% for the six months ended September 30, 2025 and 2024, respectively.
Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings among various taxing jurisdictions and discrete tax items recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing modifications to various U.S. federal tax provisions. We have evaluated the implications of the legislation and concluded that the provisions of the OBBBA are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended September 30, 2025 and 2024 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.
Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. During the six months ended September 30, 2025, we initially recognized redeemable noncontrolling interests of $700 million and $25 million related to our acquisitions of Core Ventures and PRISM Vision, respectively. As a result of the quarterly valuation process, we recorded an adjustment to the redemption value of the redeemable noncontrolling interests of $2 million for PRISM Vision and $45 million for Core Ventures. Redeemable noncontrolling interests are presented outside of stockholders’ deficit in the Company’s Condensed Consolidated Balance Sheet. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable and noncontrolling interests during the first half of fiscal 2026.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $1.1 billion and $241 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 billion and $1.2 billion for the six months ended September 30, 2025 and 2024, respectively. Diluted earnings per common share attributable to McKesson Corporation was $8.92 and $1.87 for the three months ended September 30, 2025 and 2024, respectively, and $15.16 and $8.89 for the six months ended September 30, 2025 and 2024, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 124.4 million and 129.3 million for the three months ended September 30, 2025 and 2024, respectively, and 124.9 million and 130.0 million for the six months ended September 30, 2025 and 2024, respectively. Weighted-average diluted shares outstanding for the three and six months ended September 30, 2025 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Segment revenues
North American Pharmaceutical	$86,481	$80,018	8%	$169,210	$146,366	16%
Oncology & Multispecialty	12,044	9,157	32	22,702	17,938	27
Prescription Technology Solutions	1,376	1,265	9	2,810	2,506	12
Medical-Surgical Solutions	2,947	2,946	—	5,648	5,578	1
Other	302	265	14	607	546	11
Total revenues	$103,150	$93,651	10%	$200,977	$172,934	16%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
North American Pharmaceutical
Three Months Ended September 30, 2025 vs. 2024
North American Pharmaceutical revenues for the three months ended September 30, 2025 increased $6.5 billion or 8% compared to the same prior year period. Within the segment, sales to U.S. pharmacies and healthcare providers increased $6.4 billion primarily due to higher volumes from retail national account customers, partially offset by branded to generic drug conversions.
Six Months Ended September 30, 2025 vs. 2024
North American Pharmaceutical revenues for the six months ended September 30, 2025 increased $22.8 billion or 16% compared to the same prior year period. Within the segment, sales to U.S. pharmacies and healthcare providers increased $22.8 billion primarily due to higher volumes from retail national account customers, partially offset by branded to generic drug conversions.
Oncology & Multispecialty
Three Months Ended September 30, 2025 vs. 2024
Oncology & Multispecialty revenues for the three months ended September 30, 2025 increased $2.9 billion or 32% compared to the same prior year period primarily driven by growth in provider solutions due to the addition of providers within practice management and higher specialty pharmaceutical sales.
Six Months Ended September 30, 2025 vs. 2024
Oncology & Multispecialty revenues for the six months ended September 30, 2025 increased $4.8 billion or 27% compared to the same prior year period primarily driven by growth in provider solutions due to the addition of providers within practice management and higher specialty pharmaceutical sales.
Prescription Technology Solutions
Three Months Ended September 30, 2025 vs. 2024
RxTS revenues for the three months ended September 30, 2025 increased $111 million or 9% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology services revenues.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2025 vs. 2024
RxTS revenues for the six months ended September 30, 2025 increased $304 million or 12% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology services revenues.
Medical-Surgical Solutions
Three Months Ended September 30, 2025 vs. 2024
Medical-Surgical Solutions revenues for the three months ended September 30, 2025 increased $1 million compared to the same prior year period. Within the segment, sales to ambulatory care customers increased $7 million driven by underlying business growth and other sales increased by $6 million. These increases were partially offset by sales to extended care customers which decreased by $12 million.
Six Months Ended September 30, 2025 vs. 2024
Medical-Surgical Solutions revenues for the six months ended September 30, 2025 increased $70 million or 1% compared to the same prior year period. Within the segment, sales to ambulatory care customers increased $66 million driven by underlying business growth and other sales increased by $18 million. These increases were partially offset by sales to extended care customers which decreased by $14 million.
Other Segment Expense, Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Other segment expense, net (1)
North American Pharmaceutical (2)	$85,629	$79,671	7%		$167,764	$145,317	15%
Oncology & Multispecialty (3)	11,712	8,957	31		22,158	17,590	26
Prescription Technology Solutions	1,132	1,060	7		2,313	2,098	10
Medical-Surgical Solutions (4)	2,727	2,855	(4)		5,207	5,295	(2)
Other	274	252	9		566	516	10
Total other segment expense, net	$101,474	$92,795	9%		$198,008	$170,816	16%

Segment operating profit
North American Pharmaceutical	$852	$347	146%		$1,446	$1,049	38%
Oncology & Multispecialty	332	200	66		544	348	56
Prescription Technology Solutions	244	205	19		497	408	22
Medical-Surgical Solutions	220	91	142		441	283	56
Other	28	13	115		41	30	37
Subtotal	1,676	856	96		2,969	2,118	40
Corporate expenses, net (5)	(207)	(244)	(15)		(400)	(347)	15
Interest expense	(74)	(78)	(5)		(123)	(153)	(20)
Income before income taxes	$1,395	$534	161%		$2,446	$1,618	51%

Segment operating profit margin
North American Pharmaceutical	0.99%	0.43%	56	bp	0.85%	0.72%	13	bp
Oncology & Multispecialty	2.76	2.18	58		2.40	1.94	46
Prescription Technology Solutions	17.73	16.21	152		17.69	16.28	141
Medical-Surgical Solutions	7.47	3.09	438		7.81	5.07	274
Other	9.27	4.91	436		6.75	5.49	126

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
(1)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for our reportable segments.
(2)Other segment expense, net for our North American Pharmaceutical segment includes the following:
•a provision for bad debts of $189 million for the six months ended September 30, 2025 and a credit of $203 million for the three and six months ended September 30, 2024 related to the bankruptcy of our customer Rite Aid;
•cash receipts for our share of antitrust legal settlements were immaterial and $63 million for the three months ended September 30, 2025 and 2024, respectively, and $8 million and $153 million for the six months ended September 30, 2025 and 2024, respectively;
•a charge of $593 million for the three and six months ended September 30, 2024 to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•restructuring charges of $63 million and $65 million for the three and six months ended September 30, 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•a charge of $57 million for the six months ended September 30, 2024 related to our estimated liability for opioid-related claims as discussed in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(3)Other segment expense, net for our Oncology & Multispecialty segment includes the following:
•a net gain of $51 million for the three and six months ended September 30, 2025 related to the sale of an investment and market decisions; and
•a loss of $43 million for the six months ended September 30, 2024 related to one of the Company’s equity method investments.
(4)Other segment expense, net for our Medical-Surgical Solutions segment for the three and six months ended September 30, 2024 includes restructuring charges of $144 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
•a net charge of $51 million for the six months ended September 30, 2024 related to our estimated liability for opioid-related claims as discussed in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•restructuring charges of $38 million and $23 million for the three months ended September 30, 2025 and 2024, respectively, and charges of $67 million and $24 million for the six months ended September 30, 2025 and 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
North American Pharmaceutical
Three Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the three months ended September 30, 2025 compared to the same prior year period largely due to prior year remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report and higher pharmaceutical distribution volumes across the segment, partially offset by a prior year credit of $203 million related to the bankruptcy of Rite Aid and a decrease from net cash proceeds received representing our share of antitrust legal settlements.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the six months ended September 30, 2025 compared to the same prior year period primarily due to prior year remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report, higher pharmaceutical distribution volumes across the segment, and a prior year charge of $57 million related to our estimated liability for opioid-related claims. These increases are partially offset by a prior year credit of $203 million and a current year provision for bad debts of $189 million related to the bankruptcy of Rite Aid, a decrease from net cash proceeds received representing our share of antitrust legal settlements, and an increase in operating expenses to support higher volumes.
Oncology & Multispecialty
Three Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the three months ended September 30, 2025 compared to the same prior year period primarily due to growth in specialty pharmaceuticals and a net gain of $51 million related to the sale of an investment and market decisions, partially offset by an increase in operating expenses to support higher volumes.
Six Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the six months ended September 30, 2025 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, a net gain of $51 million related to the sale of an investment and market decisions, and a prior year loss of $43 million related to one of our equity method investments, partially offset by an increase in operating expenses to support higher volumes.
Prescription Technology Solutions
Three Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the three months ended September 30, 2025 compared to the same prior year period driven by increased volumes primarily from growth in our technology services.
Six Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the six months ended September 30, 2025 compared to the same prior year period driven by increased volumes primarily from growth in our technology services.
Medical-Surgical Solutions
Three Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the three months ended September 30, 2025 compared to the same prior year period primarily due to lower expenses resulting from business rationalization initiatives, partially offset by a decline in the contribution from our ambulatory care and extended care businesses.
Six Months Ended September 30, 2025 vs. 2024
Operating profit for this segment increased for the six months ended September 30, 2025 compared to the same prior year period primarily due to lower expenses resulting from business rationalization initiatives, partially offset by a decline in the contribution from our ambulatory care and extended care businesses.
Corporate Expenses, Net
Three Months Ended September 30, 2025 vs. 2024
Corporate expenses, net decreased for the three months ended September 30, 2025 compared to the same prior year period primarily due to prior year remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report and a favorable impact to our equity investments and interest income, partially offset by higher restructuring charges compared to prior year.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Six Months Ended September 30, 2025
Corporate expenses, net increased for the six months ended September 30, 2025 compared to the same prior year period primarily due to prior year gains related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, higher restructuring charges compared to prior year, partially offset by lower litigation charges in the current year compared to prior year and prior year remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
New Accounting Pronouncements
New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility and $1.0 billion 364-day credit facility. At September 30, 2025, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Six Months Ended September 30,
(Dollars in millions)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$1,502	$720	$782
Investing activities	(3,588)	(373)	(3,215)
Financing activities	215	(2,408)	2,623
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	1	23
Change in cash, cash equivalents, and restricted cash classified as Assets held for sale	—	(14)	14
Net change in cash, cash equivalents, and restricted cash	$(1,847)	$(2,074)	$227
Operating Activities
Operating activities provided cash of $1.5 billion and $720 million during the six months ended September 30, 2025 and 2024, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
For the six months ended September 30, 2025, net cash used by operating activities increased by $782 million compared to the same prior year period. This increase was primarily due to the following:
•the Company’s net income increased by $747 million and was impacted by lower net non-cash items of $450 million, compared to the same prior year period driven by factors discussed in more detail in the “Overview of Consolidated Results” section of this Financial Review;
•an increase in net cash of $1.2 billion related to accounts receivable is primarily due to favorable timing of collections;
•an increase in cash from other assets and liabilities primarily related to lower contract liability payments; and
•a decrease in cash of $1.1 billion related to accounts payable as a result of customary vendor payment scheduling, partially offset by an increase in cash of $111 million due to lower inventory requirements during the period.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Investing Activities
Investing activities used cash of $3.6 billion and $373 million during the six months ended September 30, 2025 and 2024, respectively. Investing activities for the six months ended September 30, 2025 includes $3.4 billion of net cash payments for acquisitions, including $2.5 billion and $871 million for the acquisitions of the interests in Core Ventures and PRISM Vision, respectively, as discussed in further detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report. Investing activities for the six months ended September 30, 2025 and 2024 includes $385 million and $385 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the six months ended September 30, 2025 was also impacted by the receipt of proceeds of $133 million related to the sale of businesses and investments, as discussed in Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Investing activities for the six months ended September 30, 2024 was also impacted by the receipt of proceeds of $92 million related to the sale of equity securities, as discussed in Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Financing Activities
Financing activities provided cash of $215 million and used cash of $2.4 billion during the six months ended September 30, 2025 and 2024, respectively, which includes $1.4 billion and $2.0 billion of cash paid for share repurchases, respectively, as well as $179 million and $162 million of cash paid for dividends, respectively. Financing activities for the six months ended September 30, 2024 also includes cash receipts and cash payments each of $2.3 billion and $6.9 billion for the six months ended September 30, 2025 and 2024, respectively, related to short-term borrowings of commercial paper.
On May 30, 2025, we completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million, 4.95% Notes due May 30, 2032 in a principal amount of $650 million, and 5.25% Notes due May 30, 2035 in a principal amount of $700 million, for total proceeds received, net of discounts and debt offering expenses, of $2.0 billion. The net proceeds from these notes were utilized to fund the purchase of the interest in Core Ventures. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information.
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
Excise taxes of $8 million and $15 million were accrued for shares repurchased during the three months ended September 30, 2025 and 2024, respectively. Excise taxes of $10 million and $16 million were accrued for shares repurchased during the six months ended September 30, 2025 and 2024, respectively. On July 30, 2025, we made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of September 30, 2025 and March 31, 2025, the amount accrued for excise taxes was $10 million and $26 million within “Other accrued liabilities” in our Condensed Consolidated Balance Sheets, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the six months ended September 30, 2025 and 2024 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Q1 Shares repurchased - Open market	0.8	$709.84	(590)
Q2 Shares repurchased - Open market	1.2	$693.25	(809)
Balance at September 30, 2025			$6,070
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $10 million of excise taxes for the six months ended September 30, 2025.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2024			$6,615
Q1 Shares repurchased - Open market	1.0	$548.20	(527)
July 2024 Board Authorization			4,000
Q2 Shares repurchased - Open market (4)	2.9	$533.46	(1,528)
Balance at September 30, 2024			$8,560
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $16 million of excise taxes for the six months ended September 30, 2024.
(4)Of the total dollar value, $22 million was accrued within “Other accrued liabilities” in our Condensed Consolidated Balance Sheet as of September 30, 2024 for share repurchases that were executed in late September 2024 and settled in early October 2024.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2025	March 31, 2025
Cash, cash equivalents, and restricted cash	$4,109	$5,956
Working capital	(8,144)	(6,206)
Debt to capital ratio (1)	112.0%	125.3%
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
Our cash and cash equivalents balance as of September 30, 2025 and March 31, 2025 included approximately $1.6 billion and $2.9 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital decreased at September 30, 2025 compared to March 31, 2025 primarily due to an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, a decrease in cash and cash equivalents, an increase in current portion of long term debt, and an increase in other accrued liabilities. These were partially offset by an increase in inventories, net, and receivables, net, driven by higher sales and timing.
Our debt to capital ratio decreased for the six months ended September 30, 2025 due to net income attributable to McKesson for fiscal 2026 and issuance of new long-term debt, partially offset by share repurchases and dividend payments.
On July 29, 2025, we raised our quarterly dividend from $0.71 to $0.82 per share of common stock. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Redeemable Noncontrolling Interests
During the six months ended September 30, 2025, we initially recognized redeemable noncontrolling interests of $25 million and $700 million related to our acquisition of 80% of PRISM Vision and 70% of Core Ventures, respectively. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The 30% minority interest retained by FCS is classified as redeemable noncontrolling interest, with a put option exercisable every five years, subject to a floor of 75% of initial fair value. As a result of the quarterly valuation process, we recorded an adjustment to the redemption value of the redeemable noncontrolling interests of $2 million for PRISM Vision and $45 million for Core Ventures. Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
information on redeemable noncontrolling interests.
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $5.7 billion as of September 30, 2025 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Financial Note 12, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the six months ended September 30, 2025 and 2024.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended September 30, 2025:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1, 2025 – July 31, 2025	$0.3	$713.47	0.3	$6,678
August 1, 2025 – August 31, 2025	0.7	671.99	0.7	6,212
September 1, 2025 – September 30, 2025	0.2	699.56	0.2	6,070
Total	1.2		1.2
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $8 million of excise taxes incurred on share repurchases for the three months ended September 30, 2025. The remaining authorization outstanding for repurchases of common stock excludes excise taxes incurred on share repurchases through September 30, 2025.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Pre-arranged Trading Plans
On August 18, 2025, Thomas Rodgers, our Executive Vice President and Chief Strategy and Business Development Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 4,092 shares of the Company’s common stock. The duration of the trading arrangement is until August 19, 2026, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Rodgers represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On August 19, 2025, Michele Lau, our Executive Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 9,200 shares of the Company’s common stock. The duration of the trading arrangement is until August 19, 2026, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Ms. Lau represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

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

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
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

MCKESSON CORPORATION

Date:	November 5, 2025	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	November 5, 2025	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller