Form 10-Q
period 2025-12-31
MCKESSON CORP
filed 2026-02-04
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 122,487,456 shares of the issuer’s common stock were outstanding as of January 30, 2026.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$106,158	$95,294	$307,135	$268,228
Cost of sales	(102,473)	(92,010)	(296,629)	(258,544)
Gross profit	3,685	3,284	10,506	9,684
Selling, distribution, general, and administrative expenses	(2,030)	(2,028)	(6,300)	(6,532)
Claims and litigation charges, net	—	—	2	(108)
Restructuring, impairment, and related charges, net	(36)	(32)	(146)	(213)
Total operating expenses	(2,066)	(2,060)	(6,444)	(6,853)
Operating income	1,619	1,224	4,062	2,831
Other income, net	74	69	200	233
Interest expense	(63)	(67)	(186)	(220)
Income before income taxes	1,630	1,226	4,076	2,844
Income tax expense	(380)	(298)	(832)	(669)
Net income	1,250	928	3,244	2,175
Net income attributable to noncontrolling interests	(64)	(49)	(164)	(140)
Net income attributable to McKesson Corporation	$1,186	$879	$3,080	$2,035

Earnings per common share attributable to McKesson Corporation
Diluted	$9.59	$6.95	$24.73	$15.80
Basic	$9.63	$6.98	$24.83	$15.88

Weighted-average common shares outstanding
Diluted	123.7	126.6	124.5	128.8
Basic	123.2	126.0	124.0	128.2

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$1,250	$928	$3,244	$2,175

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3	(112)	19	(109)
Unrealized gain on cash flow and other hedges	3	11	12	2
Changes in retirement-related benefit plans	(1)	2	(2)	(1)
Other comprehensive income (loss), net of tax	5	(99)	29	(108)

Comprehensive income	1,255	829	3,273	2,067
Comprehensive income attributable to noncontrolling interests	(64)	(49)	(164)	(140)
Comprehensive income attributable to McKesson Corporation	$1,191	$780	$3,109	$1,927

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,959	$5,691
Receivables, net	28,213	25,643
Inventories, net	27,067	23,001
Prepaid expenses and other	1,458	1,063
Total current assets	59,697	55,398
Property, plant, and equipment, net	2,634	2,502
Operating lease right-of-use assets	2,056	1,782
Goodwill	11,324	10,022
Intangible assets, net	4,179	1,464
Other non-current assets	4,300	3,972
Total assets	$84,190	$75,140

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current liabilities
Drafts and accounts payable	$60,683	$55,330
Current portion of long-term debt	1,132	1,191
Current portion of operating lease liabilities	286	258
Other accrued liabilities	6,030	4,825
Total current liabilities	68,131	61,604
Long-term debt	5,425	4,463
Long-term deferred tax liabilities	1,108	1,029
Long-term operating lease liabilities	1,781	1,478
Long-term litigation liabilities	5,103	5,601
Other non-current liabilities	2,741	2,659
Redeemable noncontrolling interests	802	—
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 280 and 279 shares issued at December 31, 2025 and March 31, 2025, respectively	3	3
Additional paid-in capital	8,546	8,373
Retained earnings	20,710	17,921
Accumulated other comprehensive loss	(903)	(932)
Treasury shares, at cost, 157 and 154 shares at December 31, 2025 and March 31, 2025, respectively	(29,654)	(27,439)
Total McKesson Corporation stockholders’ deficit	(1,298)	(2,074)
Noncontrolling interests	397	380
Total deficit	(901)	(1,694)
Total liabilities, redeemable noncontrolling interests, and deficit	$84,190	$75,140
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2025	280	$3	$8,499	$19,622	$(908)	(156)	$(28,955)	$384	$(1,355)
Issuance of shares under employee plans, net of forfeitures	—	—	15	—	—	—	(3)	—	12
Share-based compensation	—	—	58	—	—	—	—	—	58
Repurchase of common stock	—	—	—	—	—	(1)	(696)	—	(696)
Net income	—	—	—	1,186	—	—	—	57	1,243
Other comprehensive income	—	—	—	—	5	—	—	—	5
Cash dividends declared, $0.82 per common share	—	—	—	(100)	—	—	—	—	(100)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Adjustment to redemption value of redeemable noncontrolling interests	—	—	(25)	—	—	—	—	—	(25)
Other	—	—	(1)	2	—	—	—	—	1
Balance, December 31, 2025	280	$3	$8,546	$20,710	$(903)	(157)	$(29,654)	$397	$(901)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, September 30, 2024	279	$3	$8,221	$15,959	$(890)	(152)	$(26,310)	$375	$(2,642)
Issuance of shares under employee plans, net of forfeitures	—	—	19	—	—	—	(10)	—	9
Share-based compensation	—	—	53	—	—	—	—	—	53
Repurchase of common stock	—	—	—	—	—	(1)	(821)	—	(821)
Net income	—	—	—	879	—	—	—	49	928
Other comprehensive loss	—	—	—	—	(99)	—	—	—	(99)
Cash dividends declared, $0.71 per common share	—	—	—	(90)	—	—	—	—	(90)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Other	—	—	(2)	4	—	—	—	—	2
Balance, December 31, 2024	279	$3	$8,291	$16,752	$(989)	(153)	$(27,141)	$380	$(2,704)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2025	279	$3	$8,373	$17,921	$(932)	(154)	$(27,439)	$380	$(1,694)
Issuance of shares under employee plans, net of forfeitures	1	—	65	—	—	—	(110)	—	(45)
Share-based compensation	—	—	181	—	—	—	—	—	181
Repurchase of common stock	—	—	—	—	—	(3)	(2,105)	—	(2,105)
Net income	—	—	—	3,080	—	—	—	152	3,232
Other comprehensive income	—	—	—	—	29	—	—	—	29
Cash dividends declared, $2.35 per common share	—	—	—	(292)	—	—	—	—	(292)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(135)	(135)
Adjustment to redemption value of redeemable noncontrolling interests	—	—	(72)	—	—	—	—	—	(72)
Other	—	—	(1)	1	—	—	—	—	—
Balance, December 31, 2025	280	$3	$8,546	$20,710	$(903)	(157)	$(29,654)	$397	$(901)

	Nine Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2024	278	$3	$8,048	$14,978	$(881)	(148)	$(24,119)	$372	$(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	73	—	—	—	(144)	—	(71)
Share-based compensation	—	—	172	—	—	—	—	—	172
Repurchase of common stock	—	—	—	—	—	(5)	(2,878)	—	(2,878)
Net income	—	—	—	2,035	—	—	—	140	2,175
Other comprehensive loss	—	—	—	—	(108)	—	—	—	(108)
Cash dividends declared, $2.04 per common share	—	—	—	(263)	—	—	—	—	(263)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(132)	(132)
Other	—	—	(2)	2	—	—	—	—	—
Balance, December 31, 2024	279	$3	$8,291	$16,752	$(989)	(153)	$(27,141)	$380	$(2,704)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$3,244	$2,175
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	189	182
Amortization	344	303
Asset impairment charges	10	83
Deferred taxes	8	150
Charges (credits) associated with last-in, first-out inventory method	(28)	85
Non-cash operating lease expense	184	179
Loss (gain) from sales of businesses and investments	(85)	571
Provision for bad debts	81	(144)
Other non-cash items	209	211
Changes in assets and liabilities:
Receivables	(2,130)	(4,064)
Inventories	(4,098)	(3,134)
Drafts and accounts payable	4,891	2,677
Operating lease liabilities	(202)	(305)
Taxes	184	(288)
Litigation liabilities	(669)	(386)
Other	602	42
Net cash provided by (used in) operating activities	2,734	(1,663)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(325)	(368)
Capitalized software expenditures	(235)	(213)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(3,412)	(3)
Proceeds from sales of businesses and investments, net	137	83
Other	(22)	(8)
Net cash used in investing activities	(3,857)	(509)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,275	11,395
Repayments of short-term borrowings	(2,275)	(8,970)
Proceeds from issuances of long-term debt	1,990	498
Repayments of long-term debt	(1,199)	(510)
Common stock transactions:
Issuances	65	73
Share repurchases	(2,079)	(2,846)
Dividends paid	(280)	(254)
Other	(308)	(496)
Net cash used in financing activities	(1,811)	(1,110)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	31	(21)
Net decrease in cash, cash equivalents, and restricted cash	(2,903)	(3,303)
Cash, cash equivalents, and restricted cash at beginning of period	5,956	4,585
Cash, cash equivalents, and restricted cash at end of period	3,053	1,282
Less: Restricted cash at end of period included in Prepaid expenses and other	(94)	(151)
Cash and cash equivalents at end of period	$2,959	$1,131
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation together with its subsidiaries (collectively, the “Company” or “McKesson”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. Commencing in the second quarter of fiscal 2026, the Company reports its financial results in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions (“RxTS”), and Medical-Surgical Solutions. The Company’s Norwegian operations are included in Other. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. Refer to Financial Note 13, “Segments of Business,” for additional information.
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
The results of operations for the nine months ended December 31, 2025 and 2024 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, previously filed with the SEC on May 9, 2025 (the “2025 Annual Report”).

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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends the accounting and the disclosure of software costs, including website development costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 818): Hedge Accounting Improvements. ASU 2025-09 clarifies areas of the current hedge accounting guidance and addresses new hedge accounting related to global reference-rate reform. ASU 2025-09 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.
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
PRISM Vision Holdings, LLC
On April 1, 2025, the Company completed its acquisition of a controlling interest in PRISM Vision Holdings, LLC (“PRISM Vision”), a leading provider of general ophthalmology and retina administrative services. The Company acquired an 80% controlling interest in PRISM Vision for $875 million in net cash. The payment made upon closing was from cash on hand. Prior owners, including management and physicians in PRISM Vision practices, retained a 20% ownership interest, of which $25 million was classified as redeemable noncontrolling interest. The financial results of PRISM Vision are included within the Company’s Oncology & Multispecialty segment as of the acquisition date. The transaction was accounted for as a business combination.

The purchase price allocation included acquired intangible finite-lived assets of $510 million and goodwill of $433 million. Goodwill attributable to the acquisition of PRISM Vision is mostly deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration
Cash consideration	$875
Redeemable noncontrolling interests	25
Contingent stock-based compensation liability	16
Estimated fair value of total consideration	$916

Identifiable assets acquired and liabilities assumed:
Current assets	$126
Intangible assets	510
Other non-current assets	106
Total assets	742
Current liabilities	172
Non-current liabilities	87
Net identifiable assets	483
Goodwill	433
Net assets acquired	$916
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
The purchase price allocation included acquired intangible finite-lived assets of $2.3 billion and goodwill of $775 million. Goodwill attributable to the acquisition of Core Ventures is deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date
Purchase consideration
Cash and other considerations	$2,481
Redeemable noncontrolling interests	700
Estimated fair value of total consideration	$3,181

Identifiable assets acquired and liabilities assumed:
Current assets	$529
Intangible assets	2,310
Other non-current assets	363
Total assets	3,202
Current liabilities	468
Non-current liabilities	328
Net identifiable assets	2,406
Goodwill	775
Net assets acquired	$3,181
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
On January 30, 2026, the Company completed the sale of its Norway disposal group and is currently evaluating the financial impact of the transaction. As of December 31, 2025, net assets held for sale were $104 million. The assets of the Norway disposal group were reported within “Prepaid expenses and other,” while the related liabilities were included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2025. The accumulated other comprehensive loss balances associated with the Norway disposal group were $171 million as of December 31, 2025.
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
During the year ended March 31, 2025, the Company recorded net charges of $667 million to remeasure the Canadian retail disposal group to fair value less costs to sell, within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The remeasurement adjustment for the year ended March 31, 2025 included a $48 million loss related to the accumulated other comprehensive loss balances associated with the Canadian retail disposal group. The Company’s measurement of the fair value of the Canadian retail disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreements. Certain components of the total consideration included Level 3 fair value measurements.

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
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $36 million and $32 million for the three months ended December 31, 2025 and 2024, respectively, and $146 million and $276 million for the nine months ended December 31, 2025 and 2024, respectively. Of these charges $213 million was included in “Restructuring, impairment, and related charges, net” and $63 million was included in “Cost of sales” in the Condensed Consolidated Statement of Operations, for the nine months ended December 31, 2024.
During the second quarter of fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the three and nine months ended December 31, 2025, the Company recorded charges of $26 million and $116 million related to these initiatives, which primarily includes facility exit and other related costs as well as severance and other employee-related costs. For the three and nine months ended December 31, 2024, the Company recorded charges of $18 million and $245 million, respectively related to the initiatives, which primarily included severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments.
Restructuring, impairment, and related charges, net for the three months ended December 31, 2025 and 2024 consisted of the following:

	Three Months Ended December 31, 2025
(In millions)	North American Pharmaceutical (1)	Medical-Surgical Solutions (2)	Corporate (3)	Total
Severance and employee-related costs, net	$—	$6	$—	$6
Exit and other-related costs (4)	—	2	33	35
Asset impairments and accelerated depreciation	1	(11)	5	(5)
Total	$1	$(3)	$38	$36

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

	Three Months Ended December 31, 2024
(In millions)	North American Pharmaceutical (1)	Oncology & Multispecialty (2)	Medical-Surgical Solutions (3)	Corporate	Total
Severance and employee-related costs, net	$—	$1	$(6)	$—	$(5)
Exit and other-related costs (4)	1	—	19	10	30
Asset impairments and accelerated depreciation	1	—	6	—	7
Total	$2	$1	$19	$10	$32
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s North American Pharmaceutical segment.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Oncology & Multispecialty segment.
(3)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(4)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
Restructuring, impairment, and related charges, net for the nine months ended December 31, 2025 and 2024 consisted of the following:

	Nine Months Ended December 31, 2025
(In millions)	North American Pharmaceutical (1)	Medical-Surgical Solutions (2)	Corporate (3)	Total
Severance and employee-related costs, net	$4	$16	$(1)	$19
Exit and other-related costs (4)	2	28	98	128
Asset impairments and accelerated depreciation	2	(11)	8	(1)
Total	$8	$33	$105	$146
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Nine Months Ended December 31, 2024
(In millions)	North American Pharmaceutical (1)	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions (2)	Corporate	Total
Severance and employee-related costs, net	$1	$1	$—	$138	$3	$143
Exit and other-related costs (3)	—	—	3	25	22	50
Asset impairments and accelerated depreciation	66	—	2	6	9	83
Total	$67	$1	$5	$169	$34	$276
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
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the nine months ended December 31, 2025:

(In millions)	North American Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	Corporate	Total
Balance, March 31, 2025 (1)	$11	$1	$90	$24	$126
Restructuring, impairment, and related charges, net	8	—	33	105	146
Non-cash charges	(2)	—	11	(8)	1
Cash payments	(3)	(1)	(130)	(106)	(240)
Other	—	—	2	—	2
Balance, December 31, 2025 (2)	$14	$—	$6	$15	$35
(1)As of March 31, 2025, the total reserve balance was $126 million, of which $103 million was recorded within “Other accrued liabilities” and $23 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)As of December 31, 2025, the total reserve balance was $35 million, of which $19 million was recorded within “Other accrued liabilities” and $16 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Income tax expense	$380	$298	$832	$669
Reported income tax rate	23.3%	24.3%	20.4%	23.5%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings among various taxing jurisdictions and discrete items recognized in the quarters.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the nine months ended December 31, 2025, the Company recognized a discrete tax benefit of $119 million related to the release of a valuation allowance in a foreign jurisdiction based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and determined that there is sufficient positive evidence to conclude that it is more likely than not that these additional deferred tax assets will be realized and reduced the valuation allowance accordingly.
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
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. As of December 31, 2025, the Company had $1.6 billion of unrecognized tax benefits, of which $1.5 billion would reduce income tax expense and the effective tax rate if recognized.
5.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.
During the nine months ended December 31, 2025, the Company initially recognized redeemable noncontrolling interests of $25 million related to its acquisition of PRISM Vision and $700 million related to its acquisition of Core Ventures. The Company utilized a Monte Carlo simulation model to determine the fair value of the redeemable noncontrolling interests for both acquisitions. As a result of the quarterly valuation process, the Company recorded an adjustment to the redemption value of the redeemable noncontrolling interests of $25 million for Core Ventures for the three months ended December 31, 2025, and $2 million and $70 million for PRISM Vision and Core Ventures, respectively, for the nine months ended December 31, 2025.
The Company recorded a total attribution of net income to the redeemable noncontrolling shareholders of $7 million and $12 million during the three and nine months ended December 31, 2025. All amounts were recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statement of Operations.
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
The Company allocated $57 million and $49 million of net income to noncontrolling interests during the three months ended December 31, 2025 and 2024, respectively, and $152 million and $140 million during the nine months ended December 31, 2025 and 2024, respectively, which was recorded in “Net income attributable to noncontrolling interests” in the Company’s Condensed Consolidated Statements of Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Changes in redeemable noncontrolling interests and noncontrolling interests for the three and nine months ended December 31, 2025 and 2024 were as follows:

	Fiscal Year 2026		Fiscal Year 2025
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests
Balance, March 31	$380	$—	$372
Net income attributable to noncontrolling interests	47	—	45
Payments to noncontrolling interests	(47)	—	(43)
Acquisition of PRISM Vision	—	25	—
Acquisition of Core Ventures	—	700	—
Other	(1)	—	—
Balance, June 30	$379	$725	$374
Net income attributable to noncontrolling interests	48	5	46
Payments to noncontrolling interests	(44)	—	(45)
Adjustment to redemption values	—	47	—
Other	1	—	—
Balance, September 30	$384	$777	$375
Net income attributable to noncontrolling interests	57	7	49
Payments to noncontrolling interests	(44)	(7)	(44)
Adjustment to redemption values	—	25	—
Balance, December 31	$397	$802	$380

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based restricted stock units. Less than one million of potentially dilutive securities for the three and nine months ended December 31, 2025 and 2024 were excluded from the computation of diluted earnings per common share as they were anti-dilutive.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$1,250	$928	$3,244	$2,175
Net income attributable to noncontrolling interests	(64)	(49)	(164)	(140)
Net income attributable to McKesson Corporation	$1,186	$879	$3,080	$2,035

Weighted-average common shares outstanding:
Basic	123.2	126.0	124.0	128.2
Effect of dilutive securities:
Stock options	—	—	—	0.1
Restricted stock units (1)	0.5	0.6	0.5	0.5
Diluted	123.7	126.6	124.5	128.8

Earnings per common share attributable to McKesson Corporation: (2)
Diluted
Diluted	$9.59	$6.95	$24.73	$15.80
Basic
Basic	$9.63	$6.98	$24.83	$15.88
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
Changes in the carrying amount of goodwill were as follows:

(In millions)	North American Pharmaceutical	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions	Other (2)	Total
Balance, March 31, 2025	$2,737	$2,724	$2,027	$2,507	$27	$10,022
Goodwill acquired	—	1,266	39	—	—	1,305
Disposals	—	(9)	—	—	(28)	(37)
Foreign currency translation adjustments, net	63	—	—	—	1	64
Other adjustments (1)	—	(30)	—	—	—	(30)
Balance, December 31, 2025	$2,800	$3,951	$2,066	$2,507	$—	$11,324
(1)Reflects acquisition-related goodwill adjustments, net of $30 million. Refer to Financial Note 2, “Business Acquisitions and Divestitures” for more details.
(2)Reflects transfer of goodwill of $28 million to held-for-sale for the Norway disposal group.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Intangible Assets
Information regarding intangible assets was as follows:

	December 31, 2025				March 31, 2025
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$1,512	$(713)	$799	$1,475	$(650)	$825
Service agreements	23	3,262	(794)	2,468	1,116	(728)	388
Trademarks and trade names	20	577	(289)	288	378	(278)	100
Provider Networks	21	383	(11)	372	—	—	—
Technology	9	311	(155)	156	288	(141)	147
Other	22	127	(31)	96	31	(27)	4
Total		$6,172	$(1,993)	$4,179	$3,288	$(1,824)	$1,464
All intangible assets were subject to amortization as of December 31, 2025 and March 31, 2025. Amortization expense of intangible assets was $73 million and $53 million for the three months ended December 31, 2025 and 2024, respectively, and $203 million and $176 million for the nine months ended December 31, 2025 and 2024, respectively.

(In millions)	Estimated Amortization Expense
Fiscal 2026 (from January 1, 2026 to March 31, 2026)	$73
Fiscal 2027	288
Fiscal 2028	283
Fiscal 2029	281
Fiscal 2030	277
Thereafter	2,977
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for a description of the goodwill and intangible assets recognized as part of the PRISM Vision and Core Ventures acquisitions.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	December 31, 2025	March 31, 2025
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	$—	$500
1.30% Notes due August 15, 2026	500	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	400	399
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	500
4.65% Notes due May 30, 2030	650	—
4.95% Notes due May 30, 2032	650	—
5.10% Notes due July 15, 2033	597	597
5.25% Notes due May 30, 2035	699	—
6.00% Notes due March 1, 2041	218	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	—	649
1.63% Euro Notes due October 30, 2026	587	541
3.13% Sterling Notes due February 17, 2029	606	581

Lease and other obligations	206	227
Total debt	6,557	5,654
Less: Current portion	1,132	1,191
Total long-term debt	$5,425	$4,463
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At December 31, 2025 and March 31, 2025, $6.6 billion and $5.7 billion, respectively, of total debt was outstanding, of which $1.1 billion and $1.2 billion, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
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
Each of the 2029 Notes, the 2030 Notes, the 2032 Notes, and the 2035 Notes constitutes a “series,” is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness that may be outstanding from time-to-time. Each series is governed by an indenture and officers’ certificate that are materially similar to those of other series of notes issued by the Company. Upon at least 10 days’ and not more than 60 days’ notice to holders of the applicable series of the notes, the Company may redeem such series of the notes for cash in whole, at any time, or in part, from time to time, at redemption prices that include accrued and unpaid interest and a make-whole premium before a specified date, and at par plus accrued and unpaid interest thereafter until maturity, each as specified in the indenture and the officers’ certificate. If there were to occur both (a) a change of control of the Company and (b) a downgrade of the applicable series of the notes below an investment grade rating by each of the Ratings Agencies (as defined in the applicable officers’ certificate) within a specified period, then the Company would be required to make an offer to purchase that series at a price equal to 101% of the then outstanding principal amount of that series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each series, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indenture also contains customary events of default provisions.
Retirements and Redemption
The Company’s €600 million of 1.50% Notes and $500 million of 0.90% Notes matured on November 17, 2025 and December 3, 2025, respectively. All of these notes were repaid using cash on hand.
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
The 364-Day Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 364-Day Credit Facility. If the Company does not comply with these covenants, its ability to use the 364-Day Credit Facility may be suspended and any outstanding balances under the 364-Day Credit Facility may be required to be repaid. The terms and conditions of the 364-Day Credit Facility are substantially similar to those under the 2022 Credit Facility. The Company can use funds obtained under the 364-Day Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the nine months ended December 31, 2025 and 2024 and no amounts outstanding at December 31, 2025 and March 31, 2025. There were no borrowings under the 364-Day Facility during the nine months ended December 31, 2025 and no amounts outstanding at December 31, 2025. At December 31, 2025, the Company was in compliance with all covenants under the 2022 Credit Facility and the 364-Day Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company could issue up to $4.0 billion in outstanding commercial paper notes through May 7, 2025 and up to $5.0 billion following the execution of the 364-Day Facility. During the nine months ended December 31, 2025, the Company borrowed and repaid $2.3 billion under the program. During the nine months ended December 31, 2024, the Company borrowed $11.4 billion and repaid $9.0 billion under the program. At December 31, 2025 and March 31, 2025, there were no commercial paper notes outstanding.
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
Derivative Instruments
At December 31, 2025 and March 31, 2025, the notional amounts of the Company’s outstanding derivatives were as follows:

			December 31, 2025		March 31, 2025
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Dec-26 to Mar-27	C$	6,500	C$	6,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Jul-26		€500		€1,100
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29		$750		$750

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards	GBP	—		£—		£11
Interest rate swap locks	USD	—		$—		$850
(1)The maturity date reflected is for outstanding derivatives as of December 31, 2025.
(2)There was no ineffectiveness in these hedges for the three and nine months ended December 31, 2025 and 2024.
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
In fiscal 2025, the Company expanded the net investment hedging program by entering into cross-currency swaps and restructuring existing cross-currency swaps. As of December 31, 2025 and March 31, 2025, the outstanding notional amount of cross-currency swaps was C$6.5 billion.
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
During the second quarter of fiscal 2026, the Company settled €600 million of fair value cross-currency swaps with original maturity in August 2025. Subsequently, the Company entered into €600 million of new fair value cross-currency swaps with maturity dates in November 2025. During the third quarter of fiscal 2026, the Company settled the €600 million fair value cross-currency swaps upon repayment of its 1.50% Euro Notes due November 17,2025. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the 1.50% Euro Notes due November 17, 2025 repayment.
Cash Flow Hedges
The Company uses cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024.
The Company executed a series of forward-starting interest rate swap locks designated as cash flow hedges in fiscal 2025 with a notional amount of $850 million, and in the first quarter of fiscal 2026 with a notional amount of $550 million, for a total of $1.4 billion, to hedge the cash flows associated with upcoming financing activities. During the first quarter of fiscal 2026, the Company completed a public debt offering of notes, at which point the interest rate swap locks were terminated, and the proceeds are being amortized to interest expense over the life of the Notes. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the public debt offering of the Notes.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2025	2024	2025	2024
Derivatives designated as net investment hedges:
Cross-currency swaps	$(61)	$106	$(196)	$93

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$4	$16	$4	$2
Interest rate swap locks, Foreign currency forwards and Other	—	(1)	12	1
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	December 31, 2025			March 31, 2025
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	86	112	2,935	54	—	595
Cross-currency swaps (non-current)	Other non-current assets/liabilities	55	103	2,615	66	18	5,550
Floating interest rate swaps (non-current)	Other non-current liabilities	—	8	750	—	18	750
Interest Rate Swap Locks (non-current)	Other non-current liabilities	—	—	—	—	6	850
Foreign currency forwards (current)	Prepaid expenses and other	—	—	—	1	—	14
Total		$141	$223		$121	$42
Refer to Financial Note 10, "Fair Value Measurements" for more information on these recurring fair value measurements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at December 31, 2025 and March 31, 2025 included the Company’s investments in money market funds of $590 million and $1.0 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $192 million and $103 million at December 31, 2025 and March 31, 2025, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included within “Other non-current assets” in the Condensed Consolidated Balance Sheets. The Company recorded an immaterial gain for the three and nine months ended December 31, 2025, and the three months ended December 31, 2024 and $101 million for the nine months ended December 31, 2024, respectively, all of which are included within “Other income, net” in the Condensed Consolidated Statements of Operations. The net gain recognized for the nine months ended December 31, 2024 was primarily related to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. The Company recognized a net gain of $100 million related to this event and sold a portion of its investment for proceeds of $92 million.
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
At December 31, 2025, assets and liabilities related to the company’s acquisition of PRISM Vision and Core Ventures were measured at fair value on a nonrecurring basis. Refer to Financial Note 2, “Business Acquisitions and Divestitures.”
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2025 and March 31, 2025.
Other Fair Value Disclosures
At December 31, 2025 and March 31, 2025, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	December 31, 2025		March 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$6,557	$6,641	$5,654	$5,598
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
11.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2025, Annual Report, Financial Note 11 to the Company’s 10-Q filing for the quarterly period ended June 30, 2025, and Financial Note 11 to the Company’s 10-Q filing for the quarterly period ended September 30, 2025, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Significant developments in those matters are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. Under the Settlement, the Company has paid the Settling Governmental Entities approximately $2.5 billion as of December 31, 2025, and additionally will pay the Settling Governmental Entities up to approximately $5.4 billion through 2038. A minimum of 85% of the Settlement payments must be used by state and local governmental entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.
Alabama and West Virginia did not participate in the Settlement. Under a separate settlement agreement with Alabama and its subdivisions, the Company has paid approximately $89 million as of December 31, 2025, and additionally will pay approximately $85 million through 2031. The Company previously settled with the state of West Virginia in 2018, so West Virginia and its subdivisions were not eligible to participate in the Settlement. Under a separate settlement agreement, the Company has paid certain West Virginia subdivisions approximately $68 million as of December 31, 2025. The Company also paid $15 million in January 2026 and additionally will pay approximately $69 million through 2033. That agreement does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington were initially decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision, and on October 28, 2025, a panel of the U.S. Court of Appeals for the Fourth Circuit issued a decision reversing the trial court’s judgment and remanding the case to the trial court for additional proceedings.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. Under those agreements, the Company has paid the settling Native American tribes approximately $140 million as of December 31, 2025, and additionally will pay approximately $56 million through 2027. A minimum of 85% of the total settlement payments must be used by the settling Native American tribes to remediate the opioid epidemic.
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
With respect to the acute care hospitals, for the year ended March 31, 2024, the Company recorded a charge of $149 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect its portion of a settlement with a nationwide class of acute care hospitals. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On October 30, 2024, the U.S. District Court for the District of New Mexico granted preliminary approval to the proposed settlement, pursuant to which the Company placed approximately $149 million into escrow on November 27, 2024. On March 4, 2025, the Court granted final approval to the settlement, which became effective on April 4, 2025. During the nine months ended December 31, 2025, approximately $147 million of payments have been released from escrow. The remaining escrow payments were presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2025.
With respect to the third-party payors, for the year ended March 31, 2025, the Company recorded a charge of $114 million within “Claims and litigation charges, net” in the Consolidated Statement of Operations to reflect the Company’s portion of the settlement with representatives of a nationwide group of certain third-party payors, of which $57 million was recorded within Corporate expenses, net and North American Pharmaceutical, respectively. The corresponding liability was included within “Other accrued liabilities” in the Consolidated Balance Sheet. On January 15, 2025, the U.S. District Court for the Northern District of Ohio overruled objections and approved the settlement, pursuant to which the Company placed approximately $114 million into escrow on February 12, 2025. Objections to the settlement have been resolved, and the district court granted the motion for final approval of the settlement. During the nine months ended December 31, 2025, approximately $25 million of payments have been released from escrow. The remaining escrow payments were presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2025.
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a nationwide class of acute care hospitals, was as follows:

(In millions)	December 31, 2025	March 31, 2025
Current litigation liabilities (1)	$605	$776
Long-term litigation liabilities	5,103	5,601
Total litigation liabilities	$5,708	$6,377
(1)These amounts, recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the nine months ended December 31, 2025, the Company made payments totaling $497 million associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.
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
Antitrust Settlements
During the third fiscal quarter of 2026, the Company received net proceeds of $15 million related to its share of antitrust settlements. The lawsuits were filed against drug manufacturers alleging that the manufacturers, by themselves or in concert with others, took improper anticompetitive actions with respect to the sale of their drugs. The Company was not a named party to the litigations but was a member of the representative classes of those who purchased directly from the pharmaceutical manufacturers. The Company recognized a gain in that amount within "Cost of sales" in the Condensed Consolidated Statement of Operations in the third quarter of fiscal 2026 related to the settlements.
State Opioid Statutes
In April 2018, the State of New York Opioid Stewardship Act (“OSA”) imposed an aggregate $100 million annual surcharge for 2017 and 2018 on all manufacturers and distributors licensed to sell or distribute opioids in New York. The Company paid approximately $26 million for the 2017 OSA surcharge assessment and approximately $42 million for the 2018 OSA surcharge assessment. On May 18, 2022, the Company filed a lawsuit in New York state trial court challenging the constitutionality of the OSA. On December 14, 2022, a state trial court ruled that the OSA is constitutional, but the Appellate Division subsequently ruled that while the 2018 assessment was constitutional, the 2017 assessment was not. On March 31, 2025, the State of New York agreed to pay the Company $28 million to settle the matter. On May 9, 2025, the State of New York’s Fiscal Year 2026 budget was signed into law, which included appropriations for the payment. The recovery was recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and the corresponding receivable was included within “Receivables, net” in the Company’s Condensed Consolidated Balance Sheet. The recovery was received during the third fiscal quarter of 2026.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
Excise taxes of $7 million were accrued for shares repurchased during the three months ended December 31, 2025 and 2024, respectively. Excise taxes of $17 million and $23 million were accrued for shares repurchased during the nine months ended December 31, 2025 and 2024, respectively. On July 30, 2025, the Company made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of December 31, 2025 and March 31, 2025, the amount accrued for excise taxes was $17 million and $26 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the nine months ended December 31, 2025 and 2024 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Q1 Shares repurchased - Open market	0.8	$709.84	(590)
Q2 Shares repurchased - Open market	1.2	$693.25	(809)
Q3 Shares repurchased - Open market (4)	0.8	$831.33	(689)
Balance at December 31, 2025			$5,381
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $17 million of excise taxes for the nine months ended December 31, 2025.
(4)Of the total dollar value, $9 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2025 for share repurchases that were executed in late December 2025 and settled in early January 2026.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2024			$6,615
Q1 Shares repurchased - Open market	1.0	$548.20	(527)
July 2024 Board Authorization			4,000
Q2 Shares repurchased - Open market	2.9	$533.46	(1,528)
Q3 Shares repurchased - Open market (4)	1.5	$537.48	(821)
Balance at December 31, 2024			$7,739
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $23 million of excise taxes for the nine months ended December 31, 2024.
(4)Of the total dollar value, $8 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2024 for share repurchases that were executed in late December 2024 and settled in early January 2025.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the three months ended December 31, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Losses on Net Investment Hedges, Net of Tax (2)	Unrealized Gains on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, September 30, 2025	$(873)	$(53)	$5	$13	$(908)
Other comprehensive income (loss)	48	(45)	3	(1)	5
Balance, December 31, 2025	$(825)	$(98)	$8	$12	$(903)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended December 31, 2025 include losses of $(61) million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $16 million.
(3)Amounts recorded for the three months ended December 31, 2025 include gains of $4 million related to cash flow forwards and hedges from cross-currency swaps. These amounts are net of income tax expense of $(1) million.

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
(2)Amounts recorded for the three months ended December 31, 2024 include gains of $106 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $(27) million.
(3)Amounts recorded for the three months ended December 31, 2024 include gains of $16 million related to cash flow and other hedges from cross-currency swaps and losses of $(1) million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax expense of $(4) million.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the nine months ended December 31, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2025	$(989)	$47	$(4)	$14	$(932)
Other comprehensive income (loss)	164	(145)	12	(2)	29
Balance, December 31, 2025	$(825)	$(98)	$8	$12	$(903)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the nine months ended December 31, 2025 include losses of $(196) million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $51 million.
(3)Amounts recorded for the nine months ended December 31, 2025 include gains of $16 million primarily from cash flow hedges from foreign currency forwards, net of income tax expense of $(4) million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)		Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(856)		$(12)	$3	$(16)	$(881)
Other comprehensive income (loss) before reclassifications	(226)		69	2	—	(155)
Amounts reclassified to earnings and other	48	(4)	—	—	(1)	47
Other comprehensive income (loss)	(178)		69	2	(1)	(108)
Balance, December 31, 2024	$(1,034)		$57	$5	$(17)	$(989)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Norway into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the nine months ended December 31, 2024 include gains of $93 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $(24) million.
(3)Amounts recorded for the nine months ended December 31, 2024 include gains of $2 million related to cash flow and other hedges from cross-currency swaps and gains of $1 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax expense of $(1) million.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13.    Segments of Business
Commencing in the second quarter of fiscal 2026, the Company implemented a new segment reporting structure which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, RxTS, and Medical-Surgical Solutions. The Company’s Norwegian operations have been classified as held for sale and are included in Other as the Norway disposal group. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. These segment changes reflect how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and assesses performance beginning in the second quarter of fiscal 2026. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
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
The North American Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar and over-the-counter pharmaceutical drugs along with other healthcare-related products to wholesale and institutional customers in the U.S. and Canada. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services. The U.S. distribution operations were previously included in the former U.S. Pharmaceutical reportable segment, and the Canadian operations were previously included in the former International reportable segment.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company’s Norwegian operations, which provide distribution and services to wholesale and retail customers in Norway where it owns, partners, or franchises with retail pharmacies, were previously included in the former International reportable segment, but are now included in Other. During the nine months ended December 31, 2025, the Company entered into a definitive agreement to sell its businesses in Norway, and classified the assets and liabilities as held for sale (“Norway disposal group”). On January 30, 2026, the Company completed the sale of the Norway disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.
Financial information relating to the Company’s reportable operating segments and reconciliations to the condensed consolidated totals were as follows:

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2025	2024	2025	2024
Segment revenues (1)
North American Pharmaceutical	$88,322	$81,198	$257,532	$227,564
Oncology & Multispecialty	13,010	9,493	35,712	27,431
Prescription Technology Solutions	1,500	1,371	4,310	3,877
Medical-Surgical Solutions	2,991	2,949	8,639	8,527
Other	335	283	942	829
Total revenues	$106,158	$95,294	$307,135	$268,228

Other segment expense, net (2)
North American Pharmaceutical (3)	$87,267	$80,454	$255,031	$225,771
Oncology & Multispecialty (4)	12,706	9,291	34,864	26,881
Prescription Technology Solutions	1,239	1,152	3,552	3,250
Medical-Surgical Solutions (5)	2,726	2,680	7,933	7,975
Other	304	269	870	785
Total other segment expense, net	$104,242	$93,846	$302,250	$264,662

Segment operating profit
North American Pharmaceutical	$1,055	$744	$2,501	$1,793
Oncology & Multispecialty	304	202	848	550
Prescription Technology Solutions	261	219	758	627
Medical-Surgical Solutions	265	269	706	552
Other	31	14	72	44
Subtotal	1,916	1,448	4,885	3,566
Corporate expenses, net (6)	(223)	(155)	(623)	(502)
Interest expense	(63)	(67)	(186)	(220)
Income before income taxes	$1,630	$1,226	$4,076	$2,844

Segment depreciation and amortization (7)
North American Pharmaceutical	$34	$33	$98	$124
Oncology & Multispecialty	63	37	176	112
Prescription Technology Solutions	21	22	62	65
Medical-Surgical Solutions	26	23	71	67
Other	—	4	4	14
Corporate	44	34	122	103
Total segment depreciation and amortization	$188	$153	$533	$485

Segment expenditures for long-lived assets (8)
North American Pharmaceutical	$84	$62	$219	$158
Oncology & Multispecialty	17	27	64	64
Prescription Technology Solutions	1	3	2	10
Medical-Surgical Solutions	24	36	81	129
Other	4	3	9	12
Corporate	45	65	185	208
Total segment expenditures for long-lived assets	$175	$196	$560	$581

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(1)Revenues from services on a disaggregated basis represent less than 1% of the North American Pharmaceutical segment’s total revenues, approximately 7% of the Oncology & Multispecialty segment’s total revenues, approximately 36% of the Prescription Technology Solutions segment’s total revenues, and less than 1% of the Medical-Surgical Solutions segment’s total revenues. The Company’s Norwegian operations are included in Other. Revenues for the four reportable segments are derived in the U.S and Canada.
(2)Other segment expense, net include cost of sales, total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s North American Pharmaceutical other segment expense, net includes the following:
•related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”), the Company recognized an immaterial net charge of $29 million during the nine months ended December 31, 2025, which primarily reflects the provision for bad debts partially offset by the disposition of rebate liabilities and vendors credits. This was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations;
•cash receipts for the Company’s share of antitrust legal settlements were $15 million and $31 million for the three months ended December 31, 2025 and 2024, respectively, and $23 million and $184 million for the nine months ended December 31, 2025 and 2024, respectively. These gains were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•a credit of $10 million and a charge of $89 million related to the last-in, first-out (“LIFO”) method of accounting for inventories for the three months ended December 31, 2025 and 2024, respectively, and a credit of $28 million and a charge of $85 million for the nine months ended December 31, 2025 and 2024, respectively. These amounts were recorded within “Cost of sales” in the Company’s Condensed Consolidated Statements of Operations;
•a charge of $11 million and $604 million for the three and nine months ended December 31, 2024, respectively, to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”
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
(4)The Company’s Oncology & Multispecialty other segment expense, net include the following:
•a net gain of $51 million for the nine months ended December 31, 2025 related to the sale of an investment and market decisions, which was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statement of Operations; and
•a loss of $43 million for the nine months ended December 31, 2024 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Condensed Consolidated Statement of Operations.
(5)The Company’s Medical-Surgical Solutions other segment expense, net for the three and nine months ended December 31, 2024 includes restructuring charges of $19 million and $169 million, respectively, related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(6)Corporate expenses, net include the following:
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
•a net charge of $51 million for the nine months ended December 31, 2024 related to the estimated liability for opioid-related claims, as discussed in Financial Note 11, “Commitments and Contingent Liabilities;” and
•restructuring charges of $38 million and $10 million for the three months ended December 31, 2025 and 2024, respectively, and charges of $105 million and $34 million for the nine months ended December 31, 2025 and 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(7)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(8)Long-lived assets consist of property, plant, and equipment, net and capitalized software.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
Long-lived assets by geographic areas were as follows:

(In millions)	December 31, 2025	March 31, 2025
Long-lived assets
United States	$3,126	$2,877
Foreign	254	306
Total long-lived assets	$3,380	$3,183

Table of Contents	MD&A Index
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
Our Norwegian operations, which provide distribution and services to wholesale and retail customers in Norway where we own, partner, or franchise with retail pharmacies, were previously included in the former International reportable segment, but are now included in Other. During the nine months ended December 31, 2025, we entered into a definitive agreement to sell our businesses in Norway, and classified the assets and liabilities as held for sale (“Norway disposal group”). On January 30, 2026, we completed the sale of our Norway disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information.
Business Acquisitions and Divestitures
PRISM Vision Holdings, LLC
On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision, a leading provider of general ophthalmology and retina administrative services. We acquired an 80% interest in PRISM Vision for $875 million in cash and prior owners, including management and physicians in PRISM Vision practices, retained a 20% ownership interest. As of the acquisition date, the financial results of PRISM Vision are reported within our Oncology & Multispecialty segment.
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
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and nine months ended December 31, 2025:
•For the three months ended December 31, 2025 compared to the prior year, revenues increased by 11%, gross profit increased by 12%, total operating expenses were flat, and other income, net increased by 7%.
•For the nine months ended December 31, 2025 compared to the prior year, revenues increased by 15%, gross profit increased by 8%, total operating expenses decreased by 6%, and other income, net decreased by 14%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation increased to $9.59 from $6.95 for the three months ended December 31, 2025 and increased to $24.73 from $15.80 for the nine months ended December 31, 2025 compared to the respective prior year periods;
•On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision for $875 million in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On June 2, 2025, we completed the acquisition of a controlling interest in Core Ventures for $2.5 billion in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•We recorded an immaterial net charge of $29 million for the nine months ended December 31, 2025 related to the bankruptcy of our customer, Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”) as discussed further in the “Overview of Consolidated Results” section below;
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
•On November 14, 2025, our €600 million outstanding principal amount of 1.50% Notes matured and were repaid using cash on hand;
•On December 3, 2025, our $500 million outstanding principal amount of 0.90% Notes matured and were repaid using cash on hand;
•During the nine months ended December 31, 2025, we returned $2.4 billion of cash to shareholders through $2.1 billion of common stock repurchases in open market transactions and $280 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at December 31, 2025 was $5.4 billion; and
•On July 29, 2025, our Board of Directors (the “Board”) raised our quarterly dividend to $0.82 from $0.71 per share of common stock.
Trends and Uncertainties:
Government Policies
As described in “Item 1. Government Regulation” and “Item 1A - Risk Factors” in Part I of our 2025 Annual Report, our industry is highly regulated and is subject to risks and uncertainty caused by the volume and speed of changes to regulatory policies. Changes in regulatory posture and law may result in significant changes in healthcare policy, government funding of healthcare costs, and other laws affecting our operations, but the ultimate outcomes are difficult to predict.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	2024	Change		2025	2024	Change
Revenues	$106,158	$95,294	11%		$307,135	$268,228	15%
Gross profit	3,685	3,284	12		10,506	9,684	8
Gross profit margin	3.47%	3.45%	2	bp	3.42%	3.61%	(19)	bp
Total operating expenses	$(2,066)	$(2,060)	—%		$(6,444)	$(6,853)	(6)%
Total operating expenses as a percentage of revenues	1.95%	2.16%	(21)	bp	2.10%	2.55%	(45)	bp
Other income, net	$74	$69	7%		$200	$233	(14)%
Interest expense	(63)	(67)	(6)		(186)	(220)	(15)
Income before income taxes	1,630	1,226	33		4,076	2,844	43
Income tax expense	(380)	(298)	28		(832)	(669)	24
Reported income tax rate	23.3%	24.3%	(100)	bp	20.4%	23.5%	(310)	bp
Net income	1,250	928	35		3,244	2,175	49
Net income attributable to noncontrolling interests	(64)	(49)	31		(164)	(140)	17
Net income attributable to McKesson Corporation	$1,186	$879	35%		$3,080	$2,035	51%

Diluted earnings per common share attributable to McKesson Corporation	$9.59	$6.95	38%		$24.73	$15.80	57%

Weighted-average diluted common shares outstanding	123.7	126.6	(2)%		124.5	128.8	(3)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
Revenues
Revenues increased for the three and nine months ended December 31, 2025 compared to the same prior year periods, primarily due to market growth in our North American Pharmaceutical segment, including higher volumes largely from retail national account customers. Market growth includes growing drug utilization and newly launched products, partially offset by branded to generic drug conversion. Revenues for the three and nine months ended December 31, 2025 was also favorably impacted by growth in our Oncology & Multispecialty segment primarily due to higher specialty pharmaceutical sales.
Gross Profit
Gross profit increased for the three and nine months ended December 31, 2025 compared to the same prior year periods primarily due to growth in our Oncology & Multispecialty segment, driven by the addition of providers in practice management and growth of specialty pharmaceuticals, and in our Prescription Technology Solutions segment, driven by higher volumes.
We recognized gains of $15 million and $31 million for the three months ended December 31, 2025 and 2024, respectively, and $23 million and $184 million for the nine months ended December 31, 2025 and 2024, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our North American Pharmaceutical segment.

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
A last-in, first out (“LIFO”) credit of $10 million and a charge of $89 million were recognized during the three months ended December 31, 2025 and 2024, respectively, and a credit of $28 million and a charge of $85 million were recognized during the nine months ended December 31, 2025 and 2024, respectively, primarily due to lower expected brand inflation in the current fiscal year.
Our North American Pharmaceutical business uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The business’ practice is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price related inventory losses. A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. Our quarterly LIFO adjustment is based on our estimates of the annual LIFO adjustment which is impacted by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be influenced by market and other external factors. Changes to any of the above factors could have a material impact to our annual LIFO adjustment. The actual valuation of inventory under the LIFO method is calculated at the end of the fiscal year.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and nine months ended December 31, 2025 and 2024 is as follows:
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

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Selling, distribution, general, and administrative expenses	$2,030	$2,028	—%		$6,300	$6,532	(4)%
Claims and litigation charges, net	—	—	—		(2)	108	(102)
Restructuring, impairment, and related charges, net	36	32	13		146	213	(31)
Total operating expenses	$2,066	$2,060	—%		$6,444	$6,853	(6)%
Percent of revenues	1.95%	2.16%	(21)	bp	2.10%	2.55%	(45)	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
For the three months ended December 31, 2025, total operating expenses increased and total operating expenses as a percentage of revenues decreased compared to the same prior year period. For the nine months ended December 31, 2025, total

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
operating expenses and total operating expenses as a percentage of revenues decreased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A for the nine months ended December 31, 2025 includes an immaterial net charge of $29 million which primarily reflects the provision for bad debts partially offset by the disposition of rebate liabilities and vendors credits related to the bankruptcy of Rite Aid;
•SDG&A for the nine months ended December 31, 2024 includes charges of $666 million to remeasure the sale of our Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”) to fair value less costs to sell. The remeasurement adjustment includes a $48 million loss related to the accumulated other comprehensive loss balances associated with this disposal. Of the total charges recorded during the period, $604 million were included within our North American Pharmaceutical segment and $62 million were included within Corporate expenses, net;
•SDG&A for the nine months ended December 31, 2025 was impacted by lower operating expenses from the completed divestiture of our Canadian retail disposal group in fiscal 2025, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report;
•SDG&A for the nine months ended December 31, 2025 was impacted by higher operating expenses related to the acquisitions completed during fiscal 2026, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report;
•Claims and litigation charges, net primarily consists of a charge of $108 million for the nine months ended December 31, 2024 related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•Restructuring, impairment, and related charges, net were $36 million and $32 million for the three months ended December 31, 2025 and 2024, respectively, and $146 million and $213 million for the nine months ended December 31, 2025 and 2024, respectively, as discussed below under “Restructuring Initiatives.”
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2026 and fiscal 2025 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three and nine months ended December 31, 2025 and 2024. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
For additional disclosure of our policy regarding goodwill, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2025 Annual Report.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $36 million and $32 million for the three months ended December 31, 2025 and 2024, respectively, and $146 million and $213 million for the nine months ended December 31, 2025 and 2024, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. We recorded charges of $26 million and $116 million for the three and nine months ended December 31, 2025, respectively, and $18 million and $245 million for the three and nine months ended December 31, 2024, respectively, related to these initiatives, which primarily includes severance and other employee-related costs as well as facility exit and other related costs, including long-lived asset impairments and a $63 million for the nine months ended December 31, 2024 related to inventory impairments recorded within “Cost of sales” in the Condensed Consolidated Statements of Operations.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net for the three and nine months ended December 31, 2025 compared to the same prior year periods was impacted by net gains from certain investments in equity securities and a favorable impact from interest income. Other income, net for the nine months ended December 31, 2025 compared to the same prior year period was impacted by a prior year net gain of $101 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, partially offset by a prior year loss of $43 million related to one of our equity method investments.
Interest Expense
Interest expense decreased for the three and nine months ended December 31, 2025 compared to the same prior year periods primarily due to changes in our derivative portfolio in fiscal 2026 and increased capitalized interest from higher capital spending, partially offset by interest from increased average balances of the Company’s loan portfolio in fiscal 2026. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Income Tax Expense
For the three months ended December 31, 2025 and 2024, we recorded income tax expense of $380 million and $298 million, respectively. For the nine months ended December 31, 2025 and 2024, we recorded income tax expense of $832 million and $669 million, respectively. Our income tax rates were 23.3% and 24.3% for the three months ended December 31, 2025 and 2024, respectively, and 20.4% and 23.5% for the nine months ended December 31, 2025 and 2024, respectively.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended December 31, 2025 and 2024 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. During the nine months ended December 31, 2025, we initially recognized redeemable noncontrolling interests of $700 million and $25 million related to our acquisitions of Core Ventures and PRISM Vision, respectively. We utilize a Monte Carlo simulation model to determine the fair value of the redeemable noncontrolling interests on a quarterly basis. As a result of the quarterly valuation process, we recorded an adjustment to the redemption value of the redeemable noncontrolling interests of an immaterial amount and $25 million for the three months ended December 31, 2025 for PRISM Vision and Core Ventures, respectively, and $2 million and $70 million for the nine months ended December 31, 2025 for PRISM Vision and Core Ventures, respectively. Redeemable noncontrolling interests are presented outside of stockholders’ deficit in our Condensed Consolidated Balance Sheet. Refer to the “Selected Measures of Liquidity and Capital Resources” section of this Financial Review and Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable and noncontrolling interests during the first nine months of fiscal 2026.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $1.2 billion and $879 million for the three months ended December 31, 2025 and 2024, respectively, and $3.1 billion and $2.0 billion for the nine months ended December 31, 2025 and 2024, respectively. Diluted earnings per common share attributable to McKesson Corporation was $9.59 and $6.95 for the three months ended December 31, 2025 and 2024, respectively, and $24.73 and $15.80 for the nine months ended December 31, 2025 and 2024, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 123.7 million and 126.6 million for the three months ended December 31, 2025 and 2024, respectively, and 124.5 million and 128.8 million for the nine months ended December 31, 2025 and 2024, respectively. Weighted-average diluted shares outstanding for the three and nine months ended December 31, 2025 decreased from the same prior year periods primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.
Overview of Segment Results:
Segment Revenues:

	Three Months Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Segment revenues
North American Pharmaceutical	$88,322	$81,198	9%	$257,532	$227,564	13%
Oncology & Multispecialty	13,010	9,493	37	35,712	27,431	30
Prescription Technology Solutions	1,500	1,371	9	4,310	3,877	11
Medical-Surgical Solutions	2,991	2,949	1	8,639	8,527	1
Other	335	283	18	942	829	14
Total revenues	$106,158	$95,294	11%	$307,135	$268,228	15%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
North American Pharmaceutical
Three Months Ended December 31, 2025 vs. 2024
North American Pharmaceutical revenues for the three months ended December 31, 2025 increased $7.1 billion or 9% compared to the same prior year period. Within the segment, sales to U.S. pharmacies and healthcare providers increased $7.0 billion primarily due to higher volumes from retail national account customers, partially offset by branded to generic drug conversions.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2025 vs. 2024
North American Pharmaceutical revenues for the nine months ended December 31, 2025 increased $30.0 billion or 13% compared to the same prior year period. Within the segment, sales to U.S. pharmacies and healthcare providers increased $29.8 billion primarily due to higher volumes from retail national account customers, partially offset by branded to generic drug conversions.
Oncology & Multispecialty
Three Months Ended December 31, 2025 vs. 2024
Oncology & Multispecialty revenues for the three months ended December 31, 2025 increased $3.5 billion or 37% compared to the same prior year period primarily driven by growth in provider solutions due to the addition of providers within practice management and higher specialty pharmaceutical sales.
Nine Months Ended December 31, 2025 vs. 2024
Oncology & Multispecialty revenues for the nine months ended December 31, 2025 increased $8.3 billion or 30% compared to the same prior year period primarily driven by growth in provider solutions due to the addition of providers within practice management and higher specialty pharmaceutical sales.
Prescription Technology Solutions
Three Months Ended December 31, 2025 vs. 2024
RxTS revenues for the three months ended December 31, 2025 increased $129 million or 9% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology services revenues.
Nine Months Ended December 31, 2025 vs. 2024
RxTS revenues for the nine months ended December 31, 2025 increased $433 million or 11% compared to the same prior year period due to increased volumes from our third-party logistics and higher technology services revenues.
Medical-Surgical Solutions
Three Months Ended December 31, 2025 vs. 2024
Medical-Surgical Solutions revenues for the three months ended December 31, 2025 increased $42 million or 1% compared to the same prior year period. Within the segment, sales to ambulatory care customers increased $27 million driven by underlying business growth and sales to extended care customers increased by $18 million. These increases were partially offset by other sales which decreased by $3 million.
Nine Months Ended December 31, 2025 vs. 2024
Medical-Surgical Solutions revenues for the nine months ended December 31, 2025 increased $112 million or 1% compared to the same prior year period. Within the segment, sales to ambulatory care customers increased $93 million driven by underlying business growth, other sales increased by $15 million, and sales to extended care customers increased by $4 million.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other Segment Expense, Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Other segment expense, net (1)
North American Pharmaceutical (2)	$87,267	$80,454	8%		$255,031	$225,771	13%
Oncology & Multispecialty (3)	12,706	9,291	37		34,864	26,881	30
Prescription Technology Solutions	1,239	1,152	8		3,552	3,250	9
Medical-Surgical Solutions (4)	2,726	2,680	2		7,933	7,975	(1)
Other	304	269	13		870	785	11
Total other segment expense, net	$104,242	$93,846	11%		$302,250	$264,662	14%

Segment operating profit
North American Pharmaceutical	$1,055	$744	42%		$2,501	$1,793	39%
Oncology & Multispecialty	304	202	50		848	550	54
Prescription Technology Solutions	261	219	19		758	627	21
Medical-Surgical Solutions	265	269	(1)		706	552	28
Other	31	14	121		72	44	64
Subtotal	1,916	1,448	32		4,885	3,566	37
Corporate expenses, net (5)	(223)	(155)	44		(623)	(502)	24
Interest expense	(63)	(67)	(6)		(186)	(220)	(15)
Income before income taxes	$1,630	$1,226	33%		$4,076	$2,844	43%

Segment operating profit margin
North American Pharmaceutical	1.19%	0.92%	27	bp	0.97%	0.79%	18	bp
Oncology & Multispecialty	2.34	2.13	21		2.37	2.01	36
Prescription Technology Solutions	17.40	15.97	143		17.59	16.17	142
Medical-Surgical Solutions	8.86	9.12	(26)		8.17	6.47	170
Other	9.25	4.95	430		7.64	5.31	233
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
(1)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for our reportable segments.
(2)Other segment expense, net for our North American Pharmaceutical segment includes the following:
•related to the bankruptcy of our customer Rite Aid, we recorded an immaterial net charge of $29 million during the nine months ended December 31, 2025, which primarily reflects the provision for bad debts partially offset by the disposition of rebate liabilities and vendors credits;
•cash receipts for our share of antitrust legal settlements were $15 million and $31 million for the three months ended December 31, 2025 and 2024, respectively, and $23 million and $184 million for the nine months ended December 31, 2025 and 2024, respectively;
•a credit of $10 million and a charge of $89 million related to the LIFO method of accounting for inventories for the three months ended December 31, 2025 and 2024, respectively, and a credit of $28 million and a charge of $85 million for the nine months ended December 31, 2025 and 2024, respectively;
•a charge of $604 million for the nine months ended December 31, 2024 to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•restructuring charges of $67 million for the nine months ended December 31, 2024 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•a charge of $57 million for the nine months ended December 31, 2024 related to our estimated liability for opioid-related claims as discussed in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(3)Other segment expense, net for our Oncology & Multispecialty segment includes the following:
•a net gain of $51 million for the nine months ended December 31, 2025 related to the sale of an investment and market decisions; and
•a loss of $43 million for the nine months ended December 31, 2024 related to one of the Company’s equity method investments.
(4)Other segment expense, net for our Medical-Surgical Solutions segment for the nine months ended December 31, 2024 includes restructuring charges of $169 million related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
(5)Corporate expenses, net includes the following:
•a charge of $62 million for the nine months ended December 31, 2024 related to the effect of accumulated other comprehensive loss components from our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a net gain of $101 million for the nine months ended December 31, 2024 related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a net charge of $51 million for the nine months ended December 31, 2024 related to our estimated liability for opioid-related claims as discussed in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•restructuring charges of $38 million and $10 million for the three months ended December 31, 2025 and 2024, respectively, and charges of $105 million and $34 million for the nine months ended December 31, 2025 and 2024, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
North American Pharmaceutical
Three Months Ended December 31, 2025 vs. 2024
Operating profit for this segment increased for the three months ended December 31, 2025 compared to the same prior year period largely due to the disposition of rebate liabilities and vendors credits related to the bankruptcy of Rite Aid, higher pharmaceutical distribution volumes across the segment, and a LIFO credit in the current year compared to a charge in fiscal 2025, partially offset by an increase in operating expenses to support higher volumes and a decrease from net cash proceeds received representing our share of antitrust legal settlements.
Nine Months Ended December 31, 2025 vs. 2024
Operating profit for this segment increased for the nine months ended December 31, 2025 compared to the same prior year period primarily due to prior year remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report, higher pharmaceutical distribution volumes across the segment, a LIFO credit in the current year compared to a charge in fiscal 2025, and a prior year charge of $57 million related to our estimated liability for opioid-related claims. These increases are partially offset by the impact of the bankruptcy of Rite Aid, a decrease from net cash proceeds received representing our share of antitrust legal settlements, and an increase in operating expenses to support higher volumes.
Oncology & Multispecialty
Three Months Ended December 31, 2025 vs. 2024
Operating profit for this segment increased for the three months ended December 31, 2025 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, partially offset by an increase in operating expenses to support higher volumes.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Nine Months Ended December 31, 2025 vs. 2024
Operating profit for this segment increased for the nine months ended December 31, 2025 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, a net gain of $51 million related to the sale of an investment and market decisions, and a prior year loss of $43 million related to one of our equity method investments, partially offset by an increase in operating expenses to support higher volumes.
Prescription Technology Solutions
Three Months Ended December 31, 2025 vs. 2024
Operating profit for this segment increased for the three months ended December 31, 2025 compared to the same prior year period driven by increased volumes primarily from growth in our technology services.
Nine Months Ended December 31, 2025 vs. 2024
Operating profit for this segment increased for the nine months ended December 31, 2025 compared to the same prior year period driven by increased volumes primarily from growth in our technology services.
Medical-Surgical Solutions
Three Months Ended December 31, 2025 vs. 2024
Operating profit for this segment decreased for the three months ended December 31, 2025 compared to the same prior year period primarily due to a decline in the contribution from our ambulatory care and extended care businesses, partially offset by higher restructuring charges in fiscal 2025.
Nine Months Ended December 31, 2025 vs. 2024
Operating profit for this segment increased for the nine months ended December 31, 2025 compared to the same prior year period primarily due to higher restructuring charges in fiscal 2025 and lower expenses resulting from business rationalization initiatives, partially offset by a decline in the contribution from our ambulatory care and extended care businesses.
Corporate Expenses, Net
Three Months Ended December 31, 2025 vs. 2024
Corporate expenses, net increased for the three months ended December 31, 2025 compared to the same prior year period primarily due to higher restructuring charges in fiscal 2026, partially offset by prior year remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Nine Months Ended December 31, 2025
Corporate expenses, net increased for the nine months ended December 31, 2025 compared to the same prior year period primarily due to higher restructuring charges in fiscal 2026 and prior year gains related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, partially offset by lower litigation charges in the current year compared to prior year and prior year remeasurement charges related to our Canadian retail disposal group held for sale, as discussed in Financial Note 2, “Business Acquisitions and Divestitures” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility and $1.0 billion 364-day credit facility. At December 31, 2025, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Nine Months Ended December 31,
(Dollars in millions)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$2,734	$(1,663)	$4,397
Investing activities	(3,857)	(509)	(3,348)
Financing activities	(1,811)	(1,110)	(701)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	31	(21)	52
Net change in cash, cash equivalents, and restricted cash	$(2,903)	$(3,303)	$400
Operating Activities
Operating activities provided cash of $2.7 billion and used cash of $1.7 billion during the nine months ended December 31, 2025 and 2024, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
For the nine months ended December 31, 2025, net cash provided by operating activities increased by $4.4 billion compared to the same prior year period. This increase was primarily due to the following:
•the Company’s net income increased by $1.1 billion and was impacted by lower net non-cash items of $708 million, compared to the same prior year period driven by factors discussed in more detail in the “Overview of Consolidated Results” section of this Financial Review;
•an increase in cash of $2.2 billion related to accounts payable as a result of customary vendor payment scheduling and timing related to the day of the week on which the period ends, partially offset by a decrease in cash of $1.0 billion due to higher inventory requirements during the period compared to the prior year;
•an increase in net cash of $1.9 billion related to accounts receivable is primarily due to favorable timing of collections in the current period and timing related to the day of the week on which the period ends; and
•an increase in cash from other assets and liabilities primarily related to lower contract liability payments.
Investing Activities
Investing activities used cash of $3.9 billion and $509 million during the nine months ended December 31, 2025 and 2024, respectively. Investing activities for the nine months ended December 31, 2025 includes $3.4 billion of net cash payments for acquisitions, including $2.5 billion and $875 million for the acquisitions of the interests in Core Ventures and PRISM Vision, respectively, as discussed in further detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report. Investing activities for the nine months ended December 31, 2025 and 2024 includes $560 million and $581 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the nine months ended December 31, 2025 were also impacted by the receipt of proceeds of $137 million related to the sale of businesses and investments, as discussed in Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Investing activities for the nine months ended December 31, 2024 were also impacted by the receipt of proceeds of $92 million related to the sale of equity securities, as discussed in Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
Financing Activities
Financing activities used cash of $1.8 billion and of $1.1 billion during the nine months ended December 31, 2025 and 2024, respectively, which includes $2.1 billion and $2.8 billion of cash paid for share repurchases, respectively, as well as $280 million and $254 million of cash paid for dividends, respectively. Financing activities also includes cash receipts of $2.3 billion and $11.4 billion, and cash payments of $2.3 billion and $9.0 billion for the nine months ended December 31, 2025 and 2024, respectively, related to short-term borrowings of commercial paper.
On May 30, 2025, we completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million, 4.95% Notes due May 30, 2032 in a principal amount of $650 million, and 5.25% Notes due May 30, 2035 in a principal amount of $700 million, for total proceeds received, net of discounts and debt offering expenses, of $2.0 billion. The net proceeds from these notes were utilized to fund the purchase of our interest in Core Ventures.
On November 14, 2025, our €600 million outstanding principal amount of 1.50% Notes matured and on December 3, 2025, our $500 million outstanding principal amount of 0.90% Notes matured, and were repaid using cash on hand. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information.
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
Excise taxes of $7 million were accrued for shares repurchased during the three months ended December 31, 2025 and 2024, respectively. Excise taxes of $17 million and $23 million were accrued for shares repurchased during the nine months ended December 31, 2025 and 2024, respectively. On July 30, 2025, we made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of December 31, 2025 and March 31, 2025, the amount accrued for excise taxes was $17 million and $26 million within “Other accrued liabilities” in our Condensed Consolidated Balance Sheets, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the nine months ended December 31, 2025 and 2024 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Q1 Shares repurchased - Open market	0.8	$709.84	(590)
Q2 Shares repurchased - Open market	1.2	693.25	(809)
Q3 Shares repurchased - Open market (4)	0.8	831.33	(689)
Balance at December 31, 2025			$5,381
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $17 million of excise taxes for the nine months ended December 31, 2025.
(4)Of the total dollar value, $9 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2025 for share repurchases that were executed in late December 2025 and settled in early January 2026.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2024			$6,615
Q1 Shares repurchased - Open market	1.0	$548.20	(527)
July 2024 Board Authorization			4,000
Q2 Shares repurchased - Open market	2.9	$533.46	(1,528)
Q3 Shares repurchased - Open market (4)	1.5	$537.48	$(821)
Balance at December 31, 2024			$7,739
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $23 million of excise taxes for the nine months ended December 31, 2024.
(4)Of the total dollar value, $8 million was accrued within “Other accrued liabilities” in our Condensed Consolidated Balance Sheet as of December 31, 2024 for share repurchases that were executed in late December 2024 and settled in early January 2025.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2025	March 31, 2025
Cash, cash equivalents, and restricted cash	$3,053	$5,956
Working capital	(8,434)	(6,206)
Debt to capital ratio (1)	106.4%	125.3%
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
Our cash and cash equivalents balance as of December 31, 2025 and March 31, 2025 included approximately $1.2 billion and $2.9 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital decreased at December 31, 2025 compared to March 31, 2025 primarily due to an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, a decrease in cash and cash equivalents, and an increase in other accrued liabilities. These were partially offset by an increase in inventories, net, and receivables, net, driven by higher sales and timing, and a decrease in the current portion of long term debt.
Our debt to capital ratio decreased for the nine months ended December 31, 2025 due to net income attributable to McKesson for fiscal 2026 and issuance of new long-term debt, partially offset by share repurchases and dividend payments as well as repayment of long-term debt upon maturity.
On July 29, 2025, we raised our quarterly dividend from $0.71 to $0.82 per share of common stock. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Redeemable Noncontrolling Interests
During the nine months ended December 31, 2025, we initially recognized redeemable noncontrolling interests of $25 million and $700 million related to our acquisition of 80% of PRISM Vision and 70% of Core Ventures, respectively. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The 30% minority interest retained by FCS is classified as redeemable noncontrolling interest, with a put option exercisable every five years, subject to a floor of 75% of initial fair value. We utilize a Monte Carlo simulation model to determine the fair value of the redeemable noncontrolling interests on a quarterly basis. As a result of the quarterly valuation process, we recorded an adjustment to the redemption value of the redeemable noncontrolling interests of an immaterial amount

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
and $25 million for the three months ended December 31, 2025 for PRISM Vision and Core Ventures, respectively, and $2 million and $70 million for the nine months ended December 31, 2025 for PRISM Vision and Core Ventures, respectively. Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional information on redeemable noncontrolling interests.
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $5.7 billion as of December 31, 2025 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Financial Note 12, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the nine months ended December 31, 2025 and 2024.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended December 31, 2025:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
October 1, 2025 – October 31, 2025	$0.1	$739.03	0.1	$6,050
November 1, 2025 – November 30, 2025	0.2	858.38	0.2	5,850
December 1, 2025 – December 31, 2025	0.5	813.43	0.5	5,381
Total	0.8		0.8
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $7 million of excise taxes incurred on share repurchases for the three months ended December 31, 2025. The remaining authorization outstanding for repurchases of common stock excludes excise taxes incurred on share repurchases through December 31, 2025.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Pre-arranged Trading Plans
On December 4, 2025, Britt J. Vitalone, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 9,871 shares of the Company’s common stock. The duration of the trading arrangement is until December 7, 2026, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Vitalone represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On December 15, 2025, Brian S. Tyler, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 48,657 shares of the Company’s common stock. The duration of the trading arrangement is until June 30, 2027, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Tyler represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

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

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
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

MCKESSON CORPORATION

Date:	February 4, 2026	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 4, 2026	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller