Form 10-K
period 2026-03-31
MCKESSON CORP
filed 2026-05-08
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2025, was approximately $95.3 billion.
Number of shares of common stock outstanding on April 30, 2026: 120,204,051
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its calendar year 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year refer to the Company’s fiscal year. The Company was incorporated on July 7, 1994 in the State of Delaware.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on the Company’s website (www.mckesson.com under the “Investors — Financials — SEC Filings” caption) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The content on any website referred to in this Annual Report on Form 10-K (“Annual Report”) is not incorporated by reference into this report, unless expressly noted otherwise. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is www.sec.gov.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Business Segments
Commencing in the second quarter of fiscal 2026, we implemented a new segment reporting structure which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. Our former Norwegian operations were included in Other. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation.
Our North American Pharmaceutical segment distributes branded, generic, specialty, biosimilar and over-the-counter (“OTC”) pharmaceutical drugs, and other healthcare-related products to customers in the United States (“U.S.”) and Canada. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services. The U.S. distribution operations were previously included in the former U.S. Pharmaceutical reportable segment, and the Canadian operations were previously included in the former International reportable segment.
Our Oncology & Multispecialty segment includes provider solutions that encompass specialty drug distribution, group purchasing organizations, infusion services, direct to patient pharmacy capabilities, InspiroGene™ cell and gene therapy services, technology solutions, practice consulting services, and vaccine distribution. In addition, the segment supports the U.S. Oncology Network, one of the largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care in the U.S. The segment also includes PRISM Vision Holdings, LLC (“PRISM Vision”); which drives patient outcomes in a retina and ophthalmology setting. Combined with Sarah Cannon Research Institute (“SCRI”) and our technology business, Ontada, this segment provides research, insights, technologies, and services that address and improve cancer and specialty care. This segment was previously reflected in the former U.S. Pharmaceutical reportable segment.
Our Prescription Technology Solutions segment helps solve medication access, affordability, and adherence challenges for patients by working across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies. Prescription Technology Solutions serves our biopharma and life sciences partners, delivering innovative solutions that help people get the medicine they need to live healthier lives. Prescription Technology Solutions offers technology services, which includes electronic prior authorization, prescription price transparency, benefit insight, dispensing support services, and patient enrollment, in addition to third-party logistics and wholesale distribution support designed to benefit stakeholders.
Our Medical-Surgical Solutions segment is a leading provider of medical-surgical supplies, laboratory equipment, and pharmaceutical distribution, logistics, and other services to non-acute settings in the U.S. These include healthcare providers operating in ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes, hospice and home health care agencies, government markets, and online marketplaces and retailers. This segment offers more than 270,000 national brand medical-surgical products as well as its own line of more than 4,000 high-quality products through a network of distribution centers in the U.S. During fiscal 2026, we announced our intention to separate this segment into an independent company. As a part of the separation strategy, on April 20, 2026, we announced a definitive agreement under which funds managed by affiliates of Apollo Global Management, Inc. (“Apollo Funds”) will acquire approximately 13% minority ownership interest in our Medical‑Surgical Solutions segment through an investment of approximately $1.25 billion in the segment’s convertible preferred equity. This transaction is subject to regulatory approvals and customary closing conditions.
Our former Norwegian operations, which provided distribution and services to wholesale and retail customers in Norway where we owned, partnered, or franchised with retail pharmacies, were included in Other. During fiscal 2026, we completed the sale of our businesses in Norway. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information.
North American Pharmaceutical Segment:
Our North American Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar, and OTC pharmaceutical drugs along with other healthcare-related products to customers in the U.S. and Canada. This business provides solutions and services to pharmacies, hospitals, pharmaceutical manufacturers, physicians, payors, and patients. We also source generic pharmaceutical drugs through our ClarusONE Sourcing Services LLP joint venture with Walmart Inc. (“ClarusONE”).

Table of Contents	Item 1 Index
McKESSON CORPORATION
U.S. Pharmaceutical
Our U.S. Pharmaceutical business operates and serves customers through a network of 27 distribution centers in the U.S., including two strategic redistribution centers. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability, and product availability. For example, we offer McKesson ConnectSM, an internet-based ordering system that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation, and account management functionality. We make extensive use of technology as an enabler to ensure customers have the right products at the right time in the right place.
To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology, which is an analytical approach that emphasizes setting high-quality objectives, collecting data, and analyzing results to a fine degree in order to improve processes, reduce costs, and enhance service accuracy and safety. We provide solutions to our customers including supply management technology, world-class marketing programs, managed care, and services to help them meet their business and quality goals. We continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers, as well as make investments to increase capacity and automation.
Within U.S. Pharmaceutical, we have three primary pharmaceutical distribution customer channels: (i) retail national accounts, which include national and regional retail chains, food and drug combinations, mail order pharmacies, and mass merchandisers, (ii) community pharmacy and health, and (iii) institutional healthcare providers such as hospitals, health systems, integrated delivery networks, and long-term care providers.
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
Community Pharmacy and Health: We strengthen the overall health of community pharmacies and elevate the role they play in people’s lives. We accomplish this by providing supply chain excellence, pharmacy and patient solutions, as well as supporting independent pharmacies through industry and legislative advocacy. Our pharmacy and patient solutions include:

•Health Mart® – A national network of approximately 3,900 independently-owned pharmacies and one of the industry’s most comprehensive pharmacy franchise programs. Health Mart provides solutions for franchisees to promote excellence in business operations, team development, patient health, marketing and merchandising, and protects financial health through proactive audit support.
•Health Mart Atlas® and Atlas Specialty – Comprehensive managed care services that connect the continuum of care to help community pharmacies, health systems, and physician practices save time, access competitive reimbursement rates, and improve cash flow.
•McKesson Reimbursement AdvantageSM (“MRA”) – MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services, and customer care.

Table of Contents	Item 1 Index
McKESSON CORPORATION
•McKesson Provider Pay® – An automated reconciliation and payment management solution designed to maximize third-party cash flow and pursue unpaid claims.
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
Institutional Healthcare Providers: At McKesson, we aim to achieve operational efficiency, reduce waste, and improve the financial performance of our customers so they can achieve more of their goals today and into the future. Solutions include:
•Professional and Advisory Services – Comprehensive suite of advisory and consulting services designed to support pharmacy initiatives across health systems, including patient care, business operations, ambulatory services, inpatient operations, data and digitization, pharmacy workforce management, leadership, and compliance with safety, quality, and regulatory standards. Specialized consulting areas include 340B optimization, orphan drug support, and retail pharmacy payer solutions.
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
Our U.S. Pharmaceutical business also offers solutions which enable its customers to drive greater efficiencies in their day-to-day operations, effectively managing their inventories and complying with complex government regulations. Solutions include McKesson Pharmacy Systems, MacroHelix, and Supply Logix, all of which provide innovative software technology and services that support retail pharmacies and hospitals.

McKesson Canada
Our Canadian pharmaceutical business is one of the largest pharmaceutical wholesale and retail distributors in Canada. The wholesale business delivers products to retail pharmacies, hospitals, long-term care centers, clinics, and institutions in Canada through a national network of distribution centers and provides logistics and distribution services for manufacturers.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Beyond wholesale pharmaceutical logistics and distribution, our Canadian Pharmaceutical business provides automation and technology solutions to its retail and hospital customers. We also provide specialty health services in Canada and biopharma services to pharmaceutical manufacturers, including a national network of specialized pharmacies and patient support and care programs. These services include INVIVA, which operates Canada’s first nationally accredited and one of the largest networks of private infusion clinics.
Through our Specialty Health platform, McKesson Canada provides data‑driven insights and real‑world evidence offerings, leveraging de‑identified, privacy‑compliant data to support manufacturers with commercialization, market access, and patient journey optimization. Additionally, McKesson Canada owns and operates PDCI Market Access, a leading Canadian market access and reimbursement consultancy that supports manufacturers in the launch and commercialization of new products in Canada.
Our Canadian retail business operates approximately 2,600 independent pharmacies under five nationally recognized banners: IDA®, Guardian®, Remedy’sRx®, Proxim®, and Uniprix®.
Oncology & Multispecialty:
The Oncology & Multispecialty segment provides a range of solutions to oncology and other specialty practices and offers community physician specialists (oncologists, rheumatologists, ophthalmologists, urologists, neurologists, and other specialists) an extensive set of customizable solutions and services designed to strengthen core practice operations, enhance value-based care delivery, and expand their service offering to patients. Community-based physicians supported by this business have broad flexibility and discretion to select the products and commitment levels that best meet their practice needs. Services in provider solutions include specialty drug distribution, group purchasing organizations (“GPOs”) like Onmark®, technology solutions, practice consulting services, and vaccine distribution.
This segment provides a variety of solutions, including practice operations, healthcare information technology, revenue cycle management and managed care contracting solutions, evidence-based guidelines, and quality measurements to support our practice management platforms. These include the U.S. Oncology Network, one of the nation’s largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care. The segment also includes an 80% controlling interest in PRISM Vision, a leading provider of general ophthalmology and retina management services. In addition, the segment includes a 51% controlling interest in SCRI, an oncology research business that is one of the nation’s largest research networks and specializes in enhancing clinical trial access and availability across the country.
This segment also includes Ontada®, McKesson’s oncology technology and insights business providing software to support the clinical, financial, and operational needs of our oncology practice customers. Ontada also partners with oncology providers and biopharma partners to perform real-world evidence studies, retrospective research, and to provide clinical data insights, electronic health record to electronic data capture capabilities, advisory solutions, and education opportunities.
When we use the terms specialty products or specialty services, we consider the following factors: diseases requiring complex treatment regimens such as cancer and rheumatoid arthritis, plasma and biologics products, ongoing clinical monitoring requirements, high-cost, special handling, storage, and delivery requirements and, in some cases, exclusive distribution arrangements. Our use of the term “specialty” may not be comparable to that used by other industry participants, including our competitors.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Prescription Technology Solutions Segment:
Our Prescription Technology Solutions segment works across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma to deliver medication access solutions that support patients from first prescription fill to ongoing therapy, regardless of their insurance coverage. Prescription Technology Solutions has connections with most electronic health record systems, over 50,000 pharmacies, more than 1,000,000 providers, most pharmacy benefit managers and health plans, and has supported over 650 biopharma brands representing most therapeutic areas. Through its industry connections and ability to navigate the healthcare ecosystem, Prescription Technology Solutions offers innovative solutions created to benefit healthcare stakeholders. Its comprehensive solution suites and technology services span across the entire patient journey, including medication access and affordability, prescription decision support, prescription price transparency, benefit insight and dispensing support services, patient enrollment, as well as third-party logistics and wholesale distribution support, to help increase speed to therapy, reduce prescription abandonment, and support improved health outcomes for the patient. In the past year, Prescription Technology Solutions helped patients save approximately $10 billion on brand and specialty medications, helped to prevent an estimated 12 million prescriptions from being abandoned due to affordability challenges, and helped patients access their medicine more than 135 million times.
Medical-Surgical Solutions Segment:
Our Medical-Surgical Solutions segment is a leading provider of medical-surgical supplies, laboratory equipment, and pharmaceutical distribution, logistics, biomedical maintenance, and other services to U.S. healthcare providers across the non-acute and alternate-site spectrum. Our more than 336,000 customers include physician offices, surgery centers, post-acute care facilities, hospital reference labs, and home health agencies. We partner with manufacturers and channel partners to support our key markets, including ambulatory care, extended care, government, and other online marketplaces, and retailers. We distribute medical-surgical supplies (such as gloves, needles, syringes, and wound care products), infusion pumps, laboratory equipment and supplies, and pharmaceuticals. Through a network of distribution centers in the U.S., we offer more than 270,000 products from national brand manufacturers and our own brand of more than 4,000 high-quality products. Through the right mix of products and services, we help improve efficiencies, profitability, and compliance. Our focus is to help customers improve patient and business outcomes. We develop customized plans to address the product, operational, and clinical support needs of our customers, including inventory management, reducing administrative burdens, and training and educating clinical staff. We deliver for our customers, so they can deliver and care for their patients. During fiscal 2026, we announced our intention to separate this segment into an independent company. As a part of the separation strategy, on April 20, 2026, we announced we had entered into a definitive agreement under which Apollo Funds will acquire approximately 13% minority ownership interest in our Medical‑Surgical Solutions segment through an investment of approximately $1.25 billion in the segment’s convertible preferred equity. This transaction closing is subject to regulatory approvals and customary closing conditions.
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
Competition
We operate in highly competitive markets across North America, and the healthcare industry has experienced significant consolidation in recent years. Within the pharmaceutical distribution landscape in which our North American Pharmaceutical segment operates, we face strong competition from international, national, regional, and local full-line, short-line, and specialty distributors; service merchandisers; self-warehousing chain drugstores; manufacturers engaged in direct distribution; third-party logistics companies; and large payer organizations. Our primary competitors in distribution, wholesaling, and logistics are Cencora, Inc. and Cardinal Health, Inc.

Table of Contents	Item 1 Index
McKESSON CORPORATION
In our Oncology & Multispecialty segment, we compete with other specialty distributors; GPOs; specialty pharmacies; oncology networks and platforms; ophthalmology and retina management services providers; and healthcare information technology and data and analytics companies. Certain competitors also offer combinations of distribution, GPO, and provider services capabilities, including Cencora, Inc. and Cardinal Health, Inc. In addition, our clinical research offerings compete with contract research organizations, site management organizations, academic medical centers, and health systems that support clinical trials.
Our Prescription Technology Solutions business experiences substantial competition from variety of organizations, including other biopharma services providers, software and technology service firms, consulting firms, shared services vendors, and internet-based companies offering healthcare-focused technology solutions. Competition in this space ranges widely in size, geographic reach, and the scope and depth of products and services offered.
Our Medical-Surgical Solutions segment competes with numerous national and regional distributors of medical supplies and equipment throughout the U.S.
Additionally, we compete with other service providers and healthcare manufacturers, as well as potential customers who may choose to build internal supply management capabilities rather than rely on external partners like us. We believe that our scale and the breadth of our product and service portfolio are key competitive advantages. In all areas, primary competitive factors include price, quality of service, product assortment, innovation, adoption of emerging technologies, and, in some cases, customer convenience.
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
We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in McKesson’s products or services. While in the future it may be necessary to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations, as well as our products and services, are not materially dependent on any single license or other agreement with any third party.
Human Capital
Everything we do at McKesson begins with our employees, who bring our mission and purpose to life every day. As of March 31, 2026, we had more than 43,000 employees worldwide, which includes 1,400 part-time employees. We had approximately 38,000 employees in the U.S., 5,000 employees in Canada, and 400 employees in the rest of the world. We supplement our workforce with contractors and/or consultants for certain business projects, processes, and operations.

Table of Contents	Item 1 Index
McKESSON CORPORATION
We take pride in our strong culture and fostering a sense of belonging, finding meaning in our work, and caring for each other, our customers, and all those who depend on us. We seek to attract and retain the best talent through regular training, financial assistance programs for higher education opportunities and competitive benefits, compensation and pay for performance, while prioritizing recognition of merit and compliance with laws. Our compensation philosophy is rooted in a fair and transparent program that regularly conducts benchmarking to assess market rates for talent, based on geography and other factors.
We solicit employee feedback through annual and mid-year employee opinion surveys that assess our employees’ levels of engagement, commitment and overall satisfaction using industry benchmarks, and then design action plans to improve those metrics.
We have procedures and invest in equipment for both physical and electronic safety and security. Our employees receive specialized training related to their role, work setting, and equipment used in their work environment.
Government Regulation
We operate in many highly regulated environments and are subject to oversight by various federal, state, and local governmental entities in the U.S. and elsewhere. We incur significant expense and make large capital expenditures and investments to enable us to comply with laws and guidance promulgated by governmental entities.
The regulatory framework affecting our business and industry is continually evolving and influenced by conditions such as public policy developments; shifts in governmental priorities, initiatives, and focus areas, including due to changes in federal, state, and local representation; and varied interpretations of laws and agency rulemaking conventions. These conditions create uncertainties for our business, and we are unable to predict the impact of future changes to the regulatory framework, or any prolonged uncertainty, on our operations and compliance costs.
See “Risk Factors” in Item 1A of Part I below for additional information regarding material risks associated with our compliance with governmental regulations.
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
Healthcare Program Regulation: Federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position on, and scrutiny of, practices that they believe may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Our relationships with pharmaceutical and medical-surgical product manufacturers, healthcare providers, and other companies and individuals, as well as our provision of products and services to governmental entities, subject our business to statutes, regulations, and government guidance that are intended to prevent fraud and abuse. Among other things, those laws: (1) prohibit persons from soliciting, offering, receiving, or paying any remuneration in order to induce the referral of an individual for, or to induce the ordering or purchasing of, items or services that are in any way paid for by Medicare, Medicaid, or other government healthcare programs; (2) prohibit physicians from referring certain “designated health services” to an entity with which they have a financial relationship, unless an exception applies; (3) prohibit knowingly submitting, or causing to be submitted, a false or fraudulent claim for payment to the

Table of Contents	Item 1 Index
McKESSON CORPORATION
government; and (4) require certain entities to report and return an overpayment by Medicare or Medicaid within 60 days of identifying the overpayment.
Many of these healthcare fraud and abuse laws are vague or indefinite, and are often subject to varied and evolving interpretations by courts, regulators, and enforcing agencies and, as such, may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations at added expense.
The healthcare industry continues to be impacted by reform efforts aimed at reducing costs and government spending, as well as by challenges to those efforts. In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. The ACA has faced scrutiny since its adoption, and we cannot predict the impact of any initiatives to change or repeal its provisions. Further, the ACA’s enhanced premium subsidies expired on December 31, 2025, and remain subject to ongoing Congressional review. The nonrenewal of, or any modifications to, these subsidies may reduce the availability of insurance coverage for certain patients and, in turn, impact our customers and our business. The Inflation Reduction Act of 2022 (“IRA”) made meaningful changes affecting benefit design and how Medicare pays for drugs, which are all intended to reduce the price of drugs. Three central features of the IRA have authorized the government to negotiate drug prices for certain Medicare Part B and Medicare Part D drugs over time, establish an inflation rebate program, and cap patient cost sharing under Medicare Part D. The ongoing implementation of the IRA may significantly affect the pharmaceutical value chain as manufacturers, pharmacy benefit managers, managed care organizations, and other stakeholders adapt their business models. Considerable uncertainty remains, including due to any future regulations and guidance.
The One Big Beautiful Bill (“OBBBA”), enacted in July 2025, includes provisions expected to reduce Medicaid enrollment and federal funding to state Medicaid programs, which may limit coverage or payment for products and services and impact the financial stability of our customers. Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” issued in May 2025, seeks to facilitate manufacturers’ sale of certain drugs in the U.S. at no higher than the lowest prices paid in other developed countries. It also directs HHS to enable direct-to-consumer purchasing programs for prescription drugs at most-favored-nation prices, which may bypass supply chain intermediaries. Separately, CMS adopted a rule, effective January 1, 2026, on bona fide service fees (“BFSFs”) paid by drug manufacturers, including wholesaler distribution fees. The rule requires manufacturers to obtain certifications from wholesalers and other fee recipients that the fee recipient does not pass on the fee to a client or customer. Manufacturers are required to submit these certifications to CMS as part of their quarterly average sales price reporting. This rule creates a risk that certifications, when and if given, could be challenged, and that manufacturers may seek modifications to their service agreements. CMS waived the initial Q1 2026 reporting deadline that had been set for April 30, 2026. As of the date of this report, the form and scope of the certification requirements remain subject to change. CMS may also pursue additional changes to BFSF requirements in future rulemaking cycles that may impact fee recipients, including wholesalers.

CMS also proposed two rules in December 2025 that, if finalized, would implement mandatory manufacturer rebate models for certain Medicare Part B and Medicare Part D drugs based on international pricing benchmarks. These models would be tested in select geographic areas over a multi-year trial period.
There are ongoing developments with respect to the 340B Drug Pricing Program (the “340B program”) administered by the Health Resources and Services Administration (“HRSA”). The 340B program requires manufacturers to offer discounts on certain drugs purchased by “covered entities” such as safety-net providers, and some of our customers are covered entities or contract pharmacies for covered entities. Various manufacturers have unilaterally restricted sales under the 340B program to a limited number of contract pharmacies, and these practices are the subject of ongoing litigation. Further, HRSA continues to evaluate the potential implementation of a retrospective rebate model to effectuate 340B pricing in lieu of upfront discounts. A coalition of covered entities successfully challenged HRSA’s previously proposed rebate model pilot program, which had been scheduled to take effect on January 1, 2026. HRSA announced that pilot program amid separate litigation over its refusal to approve alternative rebate models proposed by manufacturers, and this litigation continues. These developments could, for example, limit the availability of 340B pricing or discounts for our customers. It is uncertain whether other changes to the 340B program may be effected through legislation, regulation, or judicial decision, or whether manufacturers will reduce their participation in or take other approaches to the 340B program. The cumulative impact of the foregoing on our customers and our business is difficult to predict.

Additionally, some states have enacted or are considering laws imposing caps or limits on the price of certain drugs distributed by wholesalers in those states. If upheld or enacted, these laws could encourage similar measures in other jurisdictions and could, directly or indirectly, affect wholesaler distribution economics. We continue to monitor these and other state reform initiatives and their potential impact on our business.

Table of Contents	Item 1 Index
McKESSON CORPORATION

Outside the U.S., provincial governments in Canada that provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs have sought to reduce the costs of publicly funded health programs. For example, these governments have taken steps to reduce consumer prices for generic pharmaceuticals and, in some provinces, change professional allowances paid to pharmacists by generic drug manufacturers.

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
Cybersecurity, Data Security, Privacy, and AI: We are subject to many cybersecurity, privacy, and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Our efforts to comply with these laws complicate our operations and add to our costs. We are subject to significant compliance obligations under privacy laws such as the Health Insurance Portability and Accountability Act of 1996, the General Data Protection Regulation in the European Union, the Personal Information Protection and Electronic Documents Act in Canada, and an expanding list of comprehensive state privacy laws in the U.S. Some privacy laws may prohibit the transfer of personal information to certain other jurisdictions or otherwise limit our use and disclosure of data. Many of these laws also require us to provide access or other data rights (modification, deletion, portability, etc.) to consumers’ and patients’ individual personal data records within specified periods of time. Cybersecurity laws such as the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022, proposed changes to the Federal Acquisition Regulation, and SEC reporting requirements may require us to provide notifications of certain cybersecurity incidents within short timeframes. Regulations and guidance targeting critical infrastructure entities, including McKesson, continue to be a focus of regulators. We are subject to privacy and data protection compliance audits or investigations by various governmental agencies. Additionally, AI laws and guidance are rapidly expanding and changing, with potential differences or conflicts across jurisdictions. This creates uncertainty and regulatory risk, including for healthcare-related uses of AI. If we or our third-party providers are restricted from using AI as a result of any laws, regulatory views, or other measures, it could impact our operations and competitiveness, increase our compliance expense and burden (including related to any documentation, risk management, or transparency measures), and cause us to modify our use, development, or deployment of AI and incur substantial costs. We also could be subject to increased litigation and enforcement risks. The cumulative impact of these evolving requirements on our business is difficult to predict.

Environmental Regulation: We are subject to requirements in various jurisdictions concerning the environment, including laws addressing discharges into the air and water, the management and disposal of hazardous substances and wastes, and the remediation of contaminated sites, as well as laws governing the operation of radiation-emitting equipment at the U.S. Oncology Network practices.
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the U.S. Environmental Protection Agency and certain states have required and may require environmental assessments and remediation at several sites. These matters are described further in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Climate Change Regulation: Governments in the U.S. and abroad have adopted or are considering new or expanded policies and laws to address climate change. Such policies and laws may necessitate reductions in greenhouse gas (“GHG”) emissions; mandate that companies implement processes and controls to monitor and disclose climate-related matters; and impose additional taxes or offset charges on specified energy sources, among other requirements. Compliance with climate-related policies and laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related policies and laws could impose costs on us, including capital expenditures to develop or modify data gathering and reporting systems, third-party attestations, and additional GHG reduction measures. Until the timing and extent of climate-related policies and laws are clarified, including due to legal challenges, we cannot predict their potential effect on our capital expenditures, results of operations, or competitive position.
Competition and Related Laws: Antitrust and competition laws (“competition laws”) in the U.S. and elsewhere prohibit types of conduct, practices, or arrangements deemed to be anti-competitive. Enforcement of competition laws in the healthcare industry remains a focus of the FTC and the U.S. Department of Justice. Some of our strategic transactions may require review by competition regulators, with potential delays or other unfavorable outcomes. Violations of competition laws can result in sanctions and other adverse actions, including criminal and civil penalties. Private plaintiffs also may bring civil lawsuits for alleged violations of competition laws, including claims for treble damages. Additionally, laws may be proposed to restrict certain healthcare ownership structures or arrangements, such as vertical integration involving physician practice administrative or management services and pharmaceutical distribution services, where traditional antitrust standards might not be implicated. Competition and related laws contribute to our compliance efforts and expense, and the enforcement, enactment, expansion, or application of any of the foregoing types of laws might materially adversely affect our operations and growth strategy.
Other Information about the Business
Customers: During fiscal 2026, sales to our ten largest customers, including group purchasing organizations (“GPOs”) accounted for approximately 73% of our total consolidated revenues. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 24% of our total consolidated revenues in fiscal 2026. In fiscal 2023, we extended our pharmaceutical distribution partnership with CVS to June 2027. Sales to our next two largest customers accounted for 11% and 10% of total consolidated revenues in fiscal 2026. Our ten largest customers comprised approximately 43% of total trade accounts receivable at March 31, 2026. CVS was approximately 21% of our total trade accounts receivable at March 31, 2026. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. Substantially all of these revenues and accounts receivable are included in our North American Pharmaceutical segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers and our largest supplier accounted for 11% of our total purchases in fiscal 2026. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers are generally sound. The ten largest suppliers in fiscal 2026 accounted for approximately 71% of our total purchases.
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
Research and Development: Research and development expenses were $103 million, $91 million, and $77 million for the years ended March 31, 2026, 2025, and 2024, respectively.
Financial Information About Foreign and Domestic Operations: Certain financial information relating to foreign and domestic operations is discussed in Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report as well as in “Foreign Operations” in Item 7 of Part II of this Annual Report.

Table of Contents	Item 1 Index
McKESSON CORPORATION
Forward-Looking Statements
This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of trends, strategy, plans, prospects, assumptions, expectations, or intentions may also include forward-looking statements. Forward-looking statements are not representations of historical or current facts or circumstances and they involve known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in Item 1A of Part I of this report under “Risk Factors” and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
Available Information
We routinely post on our company website, and via our social media channels, information that may be material to investors, including details and updates to information disclosed elsewhere, which may include business developments, earnings and financial performance, sustainability matters, details regarding upcoming events, and materials for presentations to investors and financial analysts. Investors are encouraged to monitor our website, www.mckesson.com. Interested parties can sign up on our website, including our Investor Relations site, to receive automated e-mail alerts, such as via RSS newsfeed, when we post certain information. Interested parties can also follow our social media feed @McKesson on X. The content on any website or social media channel is not incorporated by reference into this report, unless expressly noted otherwise.
Item 1A.    Risk Factors.
The discussion below identifies certain representative risks that might cause our actual business results to materially differ from our forward looking statements. It is not practical to identify or describe all risks and uncertainties that might materially impact our business operations, reputation, financial position, or results of operations. Our business could be materially affected by risks that we have not identified or that we currently consider to be immaterial. This is not a complete discussion of all potential risks and uncertainties. The characterization of a risk as potential does not mean the risk has not occurred, is not currently occurring, or is unlikely to occur.

Table of Contents	Item 1A Index
McKESSON CORPORATION
Litigation and Regulatory Risks
We experience costly and disruptive legal disputes.
We are routinely named as a defendant in litigation or regulatory proceedings and other legal disputes, which may include asserted class action litigation, such as those described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. Regulatory proceedings involve allegations such as false claims, healthcare fraud and abuse, and violations of competition laws. Civil litigation proceedings involve commercial, employment, environmental, intellectual property, tort, and other claims. Despite valid defenses that we assert, legal disputes are often costly, time-consuming, distracting to management, and disruptive to normal business operations. The uncertainty and expense associated with unresolved legal disputes might harm our business and reputation even if the matter ultimately is favorably resolved. The outcome of legal disputes is difficult to predict, and outcomes may occur that we believe are not justified by the evidence or existing law. Outcomes include monetary damages, penalties and fines, and injunctive or other relief that requires us to change our business operations, practices, or arrangements and incur significant expense. Accordingly, legal disputes might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
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
McKESSON CORPORATION
We are subject to extensive, complex, challenging, and frequently changing healthcare, environmental, and other laws, and may experience increased costs to distribute controlled substances such as opioids.
We are subject to extensive, complex, challenging, and frequently changing healthcare, environmental, and other laws. As described in “Government Regulation” in Item 1 of Part I above, our industry is highly regulated and subject to a regulatory framework that is continually evolving. Legislative, regulatory, or industry measures related to the distribution of pharmaceuticals and controlled substances could affect our business in ways that we may not be able to predict. Further regulation of our distribution operations, technology, products, or services, or other aspects of our business, could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, place restrictions on or require modifications to our practices or arrangements, limit our strategic options, or expose us to litigation and regulatory investigations, reviews, or other proceedings. We are subject to routine and ad hoc inspections and requests for information by governmental agencies to determine compliance with various statutes and regulations. We also incur remediation costs, and may incur additional costs, under environmental laws. Any noncompliance by us with applicable laws, or any failure to maintain, renew, or obtain necessary permits and licenses, could result in enforcement actions, fines, penalties, or other sanctions. In addition, certain states have enacted, and others continue to consider, legislation that would impose taxes, assessments, or similar charges on the distribution of controlled substances, including prescription opioids. Any such taxes, assessments, or other related compliance obligations could increase our costs, require changes to our distribution practices, or lead to adverse publicity. The scope, application, and financial impact of these measures vary by jurisdiction and may be difficult to predict. Any of the foregoing risks might have a materially adverse impact on our reputation, our business operations and our financial position or results of operations.
We are subject to extensive and frequently changing laws relating to healthcare fraud, waste, and abuse.
As described in “Government Regulation” in Item 1 of Part I above, federal, state, and local governmental entities in the U.S. and elsewhere continue to strengthen their position on, and scrutiny of, practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Those laws may be interpreted or applied in a manner that could require us to make changes in our operations at added expense. Alleged failures to comply with those laws, including the federal Anti-Kickback Statute, expose us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties. Such failures might result in the loss of licenses or our ability to participate in Medicare, Medicaid, or other federal and state healthcare programs, or pursue government contracts. These sanctions might have a materially adverse impact on our reputation, our business operations and our financial position or results of operations.
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
Privacy, cybersecurity, data protection, and AI laws and guidance increase our compliance burden and expose us to risks.
As described in “Government Regulation” in Item 1 of Part I above, we are subject to a variety of privacy, cybersecurity, and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction, as well as to rapidly developing and potentially divergent AI laws and guidance. Some of our contractual obligations might be breached if we fail to comply with privacy and data security laws. The use of AI solutions by our employees or third parties on which we rely could also lead to the misuse of data or public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies and safeguards, applicable laws, contractual requirements, or third-party intellectual property rights. Our efforts to comply with privacy, data security, and AI laws and guidance complicate our operations and add to our costs. Any failure or perceived failure by us or any third-party providers to comply with these laws and guidance could subject us to regulatory enforcement activity, fines, investigations, legal proceedings (including private litigation such as class actions), liability, reputational impacts, and costs. Any of the foregoing risks might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
Anti-bribery and anti-corruption laws increase our compliance burden and expose us to risks.
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
We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, burdensome new laws or other adverse legal developments, or divestiture of a business or asset for less than its carrying value. There are inherent uncertainties in management’s estimates, judgments, and assumptions used in assessing recoverability of goodwill, intangibles, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, a deterioration in the U.S. and global financial markets, an increase in interest rates, an increase in inflation, or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. We have in the past recorded, and may be required to record, a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations. See Financial Note 10, “Goodwill and Intangible Assets,” for descriptions of impairments of goodwill or intangible or other long-lived assets in recent periods.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We experience cybersecurity incidents that might significantly compromise our technology systems or might result in material data breaches.
We, our external service providers, vendors, and other third parties with which we do business, use technology and systems to perform our business operations, such as the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and workforce. Despite our physical, technical, and administrative security measures as well as third party risk management processes as discussed in “Cybersecurity” in Item 1C of Part I below, technology systems and operations of the Company and third parties, including our external service providers and vendors, with which we do business, have experienced cybersecurity incidents and are subject to future cyberattacks and cybersecurity incidents. Companies in the healthcare industry are increasingly targeted for cyberattacks. Cybersecurity incidents include unauthorized occurrences on or conducted through our or our third parties’ information systems, such as tampering, malware insertion, ransomware attacks, or other system integrity events. The risk and efficacy of cyberattacks increases from time to time due to a variety of internal and external factors, including, but not limited to, the use by threat actors of sophisticated and rapidly evolving techniques, such as adversarial AI (which makes cyberattacks more likely and may make them more difficult to detect, contain, or mitigate), and the existence of political or military unrest. Our own adoption and use of AI also may create new attack surfaces or methods and generally increase cybersecurity and data protection risks and costs. A cybersecurity incident might involve a material data breach or other material impact to the confidentiality, integrity, availability, or operations of our technology systems or data (including the misuse, loss, disclosure, or corruption of proprietary or personal information), which might result in harm to patients, consumers, or employees; litigation or regulatory action; disruption of our business operations; loss of customers or revenue; cash flow impacts; and increased expense. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, regulators, and the public. Any cybersecurity incident might have a materially adverse impact on our business, our operations, our reputation, and our financial position or results of operations.
We experience significant problems with information systems or networks.
We rely on sophisticated information systems and networks to perform our business operations, such as to obtain, rapidly process, analyze, and manage data that facilitate the purchase and distribution of thousands of inventory items from distribution centers. We provide remote services that involve hosting customer data and operating software on our own or third-party systems. Our customers rely on their ability to access and use these systems, and their data, as needed, and our ability to compete effectively is increasingly dependent on access to, and interpretation of, data. Data quality impacts customer ordering, order fulfillment and higher order processing. If we fail to effectively implement and maintain data governance structures across our businesses, to effectively interpret and utilize such data, or protect the integrity of such data, including systems powered by or incorporating AI and machine learning, our operations could be impacted, and we may be at a competitive disadvantage. Our networks and hosting systems are also vulnerable to interruption or damage from sources beyond our control. When those information systems or networks are disrupted, or if the timely delivery of medical care or other customer business requirements are impaired, we experience injury to patients or consumers, litigation or regulatory action, disruption of our business operations, loss of customers or revenue, cash flow impacts, and increased expense. In addition, hardware, software, and other applications and updates procured from third parties may contain defects that have, or may in the future, unexpectedly restrict access to or interfere with the proper operations of our information systems and hardware. Any such problems might have a materially adverse impact on our business, our reputation, and our financial position or results of operations.
Our technology products or services might not conform to specifications or perform as we intend.
We sell and provide services involving complex software and technology that may contain errors, especially when first introduced to market. Healthcare professionals delivering patient care have heightened sensitivity to system and software errors due, among other reasons, to the critical nature of healthcare decisions. If our software and technology services are alleged to have contributed to faulty clinical decisions, compromised continuity of patient care, or injury to patients, we might be subject to regulatory scrutiny or claims by users of our software or services and/or their patients. Errors or failures might damage our reputation and negatively affect future sales. A failure of a system or software to conform to specifications might constitute a breach of warranty that could result in repair costs, contract termination, refunds, or claims for damages. The adoption and use of new technologies, including AI, may introduce new or enhanced risks, such as data inaccuracy, unreliability, or bias, as well as ethical or privacy concerns. Any of these types of errors, failures, or risks might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
The adoption and use of AI in our business operations exposes us to risks and uncertainties.
We increasingly rely on technologies powered by or incorporating AI in our internal operations and business processes. The use of AI technologies introduces risks and uncertainties. AI can generate outputs that are false, misleading, incomplete, biased, or inconsistent. AI performance may degrade over time, or earlier than we planned, due to changes in inputs, data drift, updates by vendors, adversarial manipulations, and other causes. Our investments in AI may not yield anticipated benefits, and we might expend significant resources to maintain responsible and effective AI capabilities. Reliance on third-party AI tools and solutions may expose us to risks that are outside of our control, including compliance gaps. Our AI policies and safeguards may not be sufficient to protect us against negative outcomes, such as the misuse or loss of data or the compromise of our intellectual property. Any of the foregoing risks could adversely impact our reputation, our business operations, and our financial position or results of operations.
Pharmaceutical and medical products that we distribute might not conform to specifications or perform as intended.
We distribute pharmaceutical, medical, and other FDA-regulated products manufactured by third parties and by our private label businesses, including medications that may be temperature sensitive or have limited shelf lives. Our systems and procedures are designed to maintain the safety and efficacy of the products throughout the sourcing and distribution process. Issues affecting product safety or efficacy can arise from manufacturing, storing, distributing, dispensing, or using products, and can result in adverse consequences such as safety alerts, seizures, bans, recalls, withdrawals or other market action, suspensions, and other regulatory actions and sanctions, civil lawsuits, increased costs, disruptions, delays, and reputational damage. Any of these types of issues or results might have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.
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
We might be unable to successfully complete or integrate acquisitions or other strategic transactions, and our investments in businesses may not perform as we expect.
Our growth strategy includes consummating acquisitions, investments, or other strategic transactions that either expand or complement our business. To fund these strategic transactions, we may require financing that may not be available on acceptable terms. We may not receive governmental approvals needed to complete proposed transactions, or such approvals may be subject to delays or conditions that reduce transaction benefits. Achieving the desired outcomes of these strategic transactions involves significant risks including: diverting management’s attention from other business operations or priorities; challenges with assimilating the acquired businesses, such as integration of operations, systems, and technologies; failure or delay in realizing operating synergies; difficulty retaining key acquired company personnel; unanticipated accounting or financial systems issues with the acquired business, which might affect our internal controls over financial reporting; disputes with the sellers of acquired businesses; unanticipated compliance issues in the acquired business; unknown or unanticipated cybersecurity issues, as well as heightened vulnerabilities during integration; challenges retaining customers of the acquired business; unanticipated expenses or charges to earnings, including depreciation and amortization or potential impairment charges; risks of known and unknown assumed liabilities in the acquired business; failure of an acquired business or investment to perform as projected in the near or long term; and changes in laws or their interpretation or application with respect to an acquired business or investment, such as potential restrictions on certain healthcare ownership structures or arrangements (see “Government Regulation” in Item 1 of Part I above). Certain of these factors at times have negatively affected, and any of these factors could in the future negatively affect, our ability to achieve the anticipated benefits of an acquisition, investment, or other strategic transaction. Any of the foregoing risks might have a materially adverse impact on our business operations and our financial position or results of operations.

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
Our planned separation of Medical-Surgical Solutions is contingent upon the satisfaction of certain conditions, may not be completed on the currently contemplated terms or timeline, or at all, and, if completed, may not achieve the intended financial and strategic benefits.
The Company intends to separate the Medical-Surgical Solutions segment into an independent company (“NewCo”). The separation is expected to be effected, ultimately, through a split-off or spin-off, or a combination of both (the “Exit”), intended to qualify as a tax-free transaction to the Company and its stockholders for U.S. federal income tax purposes. Completion of the planned separation will be subject to the satisfaction of various conditions, including, among others: the receipt of a favorable opinion from outside legal counsel as to the tax-free nature of the Exit; the effectiveness of a registration statement to be filed with the SEC; the receipt of other governmental approvals; the finalization of the NewCo capital structure; and the approval of our Board of Directors. The planned separation is complex in nature, and unanticipated business, market, governmental, or other developments could delay or prevent completion of the separation or cause the separation to occur on less favorable terms. We face certain risks in connection with the separation, including, among others: the diversion of management’s attention from other business operations and priorities; a determination by the Internal Revenue Service (the “IRS”) or any court that the Exit (or any aspect thereof) is taxable for U.S. federal income tax purposes; and challenges in maintaining transitional services and operational continuity between the Company and NewCo, in establishing or maintaining standalone functions and infrastructure at NewCo, or in retaining existing or attracting new business and operational relationships, including with customers, suppliers, and employees. There can be no assurance that the separation, if completed, will achieve the intended financial and strategic benefits (which are based on a number of assumptions, some or all of which may prove incorrect) or provide greater value to our stockholders than is currently reflected in our stock price, or that the dissynergies from the separation will not be greater than expected. Any of these factors could negatively affect our stock price or have a materially adverse impact on our business operations and on our financial condition or results of operations.
We might not realize the expected tax treatment from our split-off of Change Healthcare.
On March 10, 2020, the Company completed a separation of its interest in Change Healthcare LLC (“Change Healthcare JV”). The divestiture was effected through the split-off of PF2 SpinCo, Inc. (“SpinCo”), a wholly owned subsidiary of the Company that held all of the Company’s interest in the Change Healthcare JV, to certain of the Company’s stockholders through an exchange offer (the “Exchange Offer”), followed by a merger of SpinCo with and into Change Healthcare Inc. (“Change”), with Change surviving the merger (the “Merger” and, together with the Exchange Offer, the “Transactions”). The Company received an opinion from outside legal counsel to the effect that the Transactions qualified as generally tax-free transactions to the Company and its stockholders for U.S. federal income tax purposes. An opinion of legal counsel is not binding on the IRS or the courts, and the IRS or the courts may not agree with the intended tax-free treatment of the Transactions. In addition, the opinion could not be relied upon if certain assumptions, representations, and undertakings upon which the opinion was based are materially inaccurate or incomplete, or are violated in any material respect. If the intended tax-free treatment of the Transactions is not sustained, the Company and its stockholders who participated in the Transactions may be required to pay substantial U.S. federal income taxes. In connection with the Transactions, the Company, SpinCo, Change, and the Change Healthcare JV entered into the Tax Matters Agreement, which governs their respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, and local, and non-U.S. taxes, other tax matters, and related tax returns. Under the Tax Matters Agreement, Change is required to indemnify the Company if the Transactions become taxable as a result of certain actions by Change or SpinCo, or as a result of certain changes in ownership of the stock of Change after the Merger. If Change does not honor its obligations to indemnify the Company, or if the Transactions fail to qualify for the intended tax-free treatment for reasons not related to a disqualifying action by Change or SpinCo, the resulting tax to the Company could have a significant adverse effect on our financial position or results of operations.

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
Our business strategy as a diversified healthcare services company includes investing, organically and inorganically, to further build an integrated oncology and multispecialty care platform and expand our biopharma services business. Our ability to grow those businesses will depend, among other things, on our: hiring and retaining talented individuals with necessary knowledge and skills; acquiring, developing, and implementing new technologies and capabilities, including AI; establishing new offerings and pivoting or enhancing existing ones; successfully identifying, completing, and realizing the anticipated benefits of strategic transactions; forming and expanding business relationships; anticipating the needs of our customers; and successfully competing against providers of similar services. New technologies, such as AI, may not result in the benefits we anticipate, may not enable us to keep pace with our competitors and the rapidly evolving technological landscape, and may require us to expend significant resources, including to maintain our capabilities. We have increased, and expect to continue to increase, our use of AI technology, which could heighten these risks. Additionally, some of our historical competitors and a growing number of new competitive entrants have more experience than we do in enabling technologies such as data analytics, machine learning, or AI. As described in “Government Regulation” in Item 1 of Part I above, we also face certain regulatory risks in executing our growth strategy, including potential laws that place restrictions on certain healthcare ownership structures or arrangements. We may not achieve our desired return on our investments through our growth strategy, or acceptable sales and profitability in our strategic growth areas. Any of the foregoing risks might have a materially adverse impact on our business prospects and our financial position or results of operations.
We are impacted by customer purchase reductions, contract non-renewals, payment defaults, and bankruptcies.
Some of our customers from time to time reduce the amounts they purchase from us, do not renew their purchase contracts with us, renew their purchase contracts at less favorable terms, delay or default on their payments to us, or avoid payments to us through bankruptcy proceedings. At March 31, 2026, sales to our largest customer represented approximately 24% of our total consolidated revenues and approximately 21% of our total trade receivables, and those of our ten largest customers combined accounted for approximately 73% of our consolidated revenues and approximately 43% of our trade receivables. Refer to “Other Information about the Business” in Item 1 of Part I above for additional details on our customers. One or more customer purchase reductions, contract non-renewals, renewals at less favorable terms, payment defaults, or bankruptcies might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
Our contracts with governmental entities involve future funding and compliance risks.
Our contracts with governmental entities are subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In addition, the future volume of products or services purchased by a government customer is often uncertain. Our government contracts might not be renewed or might be terminated for convenience with little prior notice. They might be modified with less favorable terms. Government contracts typically expose us to higher potential liability than do other types of contracts. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulation, Procurement Integrity Act, Buy American Act, Trade Agreements Act, and other laws and requirements. New or revised laws, requirements, and policies, or changes in the interpretation of existing laws, requirements, and policies, could adversely affect our business and competitiveness and increase our compliance costs. We are subject to government audits, investigations, and oversight proceedings. Governmental agencies routinely review and audit government contractors to determine whether they are complying with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we may be subject to various sanctions such as monetary damages, criminal and civil penalties, contract delays or terminations, and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.
We might be harmed by changes in our relationships or contracts with suppliers.
We attempt to structure our distribution agreements with manufacturers to ensure that we are appropriately and predictably compensated for the services we provide. Certain distribution agreements with manufacturers include product price inflation as a component of our consideration, and we cannot control the frequency or magnitude of price changes. Laws limiting or reducing product prices, and changes to manufacturers’ pricing policies or practices as a result of changing laws, impact our distribution agreements or arrangements. We might be unable to renew or modify distribution agreements with manufacturers in a timely and favorable manner. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We might infringe intellectual property rights or our intellectual property protections might be inadequate.
We believe that our products and services do not infringe the proprietary rights of third parties, but third parties have asserted infringement claims against us and may do so in the future. If a court were to hold that we infringed other’s rights, we might be required to pay substantial damages, develop non-infringing products or services, obtain a license, stop selling or using the infringing products or services, or incur other sanctions. We rely on trade secret, patent, copyright, and trademark laws, nondisclosure obligations, and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. We might initiate costly and time-consuming litigation to protect our trade secrets, to enforce our patent, copyright, and trademark rights, and to determine the scope and validity of the proprietary rights of others. Our intellectual property protection efforts might be inadequate to protect our rights. Our competitors might develop non-infringing products or services equivalent or superior to ours. Our development and use of AI technologies may result in new or enhanced risks, including the misappropriation of proprietary and confidential inputs or infringement of third-party rights as well as uncertainties over the ownership of AI-generated outputs. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Our use of third-party data is subject to risks and limitations that could impede the growth of our data services business.
We attempt to structure our processes to satisfy contractual and other operative data usage rights and limitations associated with customers, industry partners, and other third-party data flowing through our businesses. These rights and limitations can apply to confidential commercial data and personal data provided to us. Failure to satisfy these data usage rights and limitations can lead to legal claims such as contractual breaches or data protection and privacy law violations. If a court were to hold that our use of data is not consistent with our rights and limitations, we might be required to pay substantial damages; we might need to stop using, sharing, and/or selling certain products and services; or we might incur other financial, legal, and/or reputational consequences. In addition, we might be unable to negotiate and/or obtain at an acceptable cost the data usage rights needed to advance our data strategy growth and AI-related objectives. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

Table of Contents	Item 1A Index
McKESSON CORPORATION
We might be unable to successfully recruit and retain qualified employees.
Our ability to attract, engage, develop, and retain qualified and experienced employees, including key executives and other talent, is essential for us to meet our objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers results in increased salaries, benefits, or other employee-related costs, or in our failure to recruit and retain employees. We may experience loss of key personnel, including unexpectedly. Although we must adequately plan for timely succession of key management roles, our succession plans might not be effective, and employees might not successfully transition into new roles. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Industry and Economic Risks
We might be adversely impacted by healthcare reform such as changes in pricing and reimbursement models.
Many of our products and services are designed to function within the structure of current healthcare financing and reimbursement systems. The healthcare industry and related government programs continue to change. Some of these changes increase our risks and create uncertainties for our business.
For example, certain changes in reimbursement methodologies (including government rates) for pharmaceuticals, medical treatments, and related services reduce profit margins for us and our customers and impose new legal requirements on healthcare providers. Those changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the bases for payments, shifts from fee-for-service pricing towards value-based payments and risk-sharing models, and increases in the use of managed care.
As described under “Healthcare Program Regulation” in Item 1 of Part I above, our business is subject to a broad range of recent and ongoing reform efforts, and challenges to those efforts, that could affect healthcare program access and spending, pharmaceutical pricing and reimbursement, and distribution economics. These include: the IRA; the OBBBA; Executive Order 14297; CMS rulemaking on BFSFs and proposed rebate models; 340B program litigation and developments; and state drug pricing legislation. Additionally, the pace and volume of healthcare reform initiatives and changes heighten the risks for our business.

There is substantial uncertainty about the likelihood, timing, and results of these healthcare reform efforts and challenges, and their implementation or outcome might have a materially adverse impact on our business operations and our financial position or results of operations.
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
We rely on third parties for the supply of pharmaceutical and other products, and our operations are subject to our suppliers’ continued ability to supply the products that we require. From time to time, we experience difficulties and delays in sourcing and selling products due to a variety of causes that result in suppliers’ failure to satisfy production demand. Among these causes are suppliers’ challenges in complying with legal requirements (including product and production quality standards), access to raw materials, inputs, and finished goods, manufacturing shutdowns, and operational and systems difficulties. Supply disruptions also arise from other factors beyond our control, such as product rationalization; government actions or policies (including trade sanctions, tariffs and other trade restrictions, as well as the requisition, diversion, or allocation of inventory); shifts in customer or societal demand for products; labor disputes or shortages; ethical sourcing issues; supplier financial distress; natural disasters and weather-related events; civil unrest; military conflicts; and epidemics or pandemics. In these types of situations, our alternative sourcing efforts are not always fully successful. We might experience extended delays or incur higher sourcing costs or suffer harm to our customer relationships and reputation. Furthermore, changes in the healthcare industry’s or our suppliers’ pricing, selling, inventory, distribution, or supply policies or practices could significantly reduce our revenues and net income. Any of these disruptions or changes might have a materially adverse impact on our business operations and our financial position or results of operations.
We are adversely impacted as a result of our distribution of generic pharmaceuticals.
Our generic pharmaceuticals distribution business is subject to both product availability and pricing risks. We might experience disruptions in our supply of generic pharmaceuticals. We have been impacted when, due to regulatory and supply chain challenges, our supplier partners are not able to deliver products that we have committed to source from them. Input cost increases, product discontinuations, and market shortages could result in ClarusONE being unsuccessful in sourcing product to meet the needs of our customers, or could negatively impact our margin. Generic drug manufacturers offer a generic version of branded pharmaceuticals and routinely challenge the validity or enforceability of branded pharmaceutical patents in order to launch the drug pre- or post-loss of exclusivity. Patent holders have asserted infringement claims against us for distributing those generic versions they believed to have infringed a patent, and the generic drug manufacturers may not fully indemnify us against such claims. These risks and outcomes, as well as changes in the nature, frequency, or magnitude of generic pharmaceutical launches, might have a materially adverse impact on our business operations and our financial position or results of operations.
We are adversely impacted by changes in the economic environments in which we operate, including from inflation, an economic slowdown, a recession, or fluctuations in foreign currency exchange rates.
Inflationary conditions result in increased costs associated with our normal business operations and decreased levels of consumer commercial spending and, to the extent we are not able to offset such cost increases from our suppliers, increase the costs which we incur to purchase inventories and services. Inflationary pressure is increased by factors such as supply chain disruptions, labor market tightness, actual or announced tariffs, government policies, interest rate changes, and foreign exchange rate changes. An economic slowdown or a recession could also reduce the prices our customers are able or willing to pay for our products and services and reduce the volume of their purchases. In addition to rising inflation, rising interest rates, the impact of banking failures or perceived failures and related contagion, consumer sentiment, political circumstances, military conflicts, and civil unrest may contribute to recessionary pressure. Our non-U.S. operations, import and export of products sold in currencies other than U.S. dollar (non-USD), non-USD intercompany loans, and our substantial international net assets also expose us to foreign currency exchange rate risk. Changes in the economic environments in which we operate might have a materially adverse impact on our business operations and our financial position or results of operations.
Changes affecting capital and credit markets might impede access to credit, increase borrowing costs, and disrupt banking services for us and our customers and suppliers and might impair the financial soundness of our customers and suppliers.
Volatility and disruption in global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by financial institutions, reduced creditworthiness of our customers or suppliers, or decreased liquidity and increased costs in the commercial paper market, might adversely affect the borrowing ability and cost of borrowing for us and our customers and suppliers. Credit rating agencies regularly review our credit and rate our outstanding debt; and any downgrades in our credit ratings might limit our access to public debt markets, decrease the willingness of financial institutions to lend to us, lead to more restrictive debt covenants, increase our borrowing costs, and adversely affect our earnings. We generally sell our products and services under short-term unsecured credit arrangements. An adverse change in general or entity~~-~~specific economic conditions or access to capital might cause our customers to reduce their purchases from

Table of Contents	Item 1A Index
McKESSON CORPORATION
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
We are subject to the tax laws in the U.S. at the federal, state, and local government levels and to the tax laws of other jurisdictions in which we operate or sell products or services. Tax laws might change in ways that adversely affect our tax positions, effective tax rate, and cash flow. The tax laws are extremely complex and subject to varying interpretations. For example, the European Union and other countries (including countries in which we operate) have committed to enacting changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the Organization for Economic Co-operation and Development’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis which many jurisdictions have enacted or committed to enact. Additionally, the OBBBA introduced modifications to various U.S. federal tax provisions. While we evaluated the implications of these measures and concluded that they are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows, their ultimate impact may differ from our estimates. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions are sometimes challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows, and our financial position or results of operations.
General Risks
Conditions and events outside of our control, such as widespread public health issues, natural disasters, and geopolitical factors adversely impact our business operations and our financial position or results of operations.
From time to time we are adversely affected by conditions and events outside of our control, including: widespread public health issues such as epidemic or pandemic infectious diseases; natural disasters and other catastrophic events such as earthquakes, floods, or severe weather; and geopolitical factors such as terrorism, military conflicts, civil unrest, political circumstances (including changes in international relations), changes or uncertainty in government policies (including with respect to U.S. or international trade), actual or announced tariffs or other trade restrictions, government shutdowns, or changes in laws or their interpretation. These conditions and events can disrupt operations for us, our suppliers, our vendors, and our customers, as well as impair product manufacturing, supply, and transport availability and cost in unpredictable ways that depend on highly uncertain future developments. They might affect consumer confidence levels and spending or the availability of certain goods, commodities, raw materials, and other inputs. In response to these types of conditions and events, we might seek alternate sources for product supply, incur additional sourcing or distribution costs, suspend operations, implement extraordinary procedures, or suffer consequences that are unexpected and difficult to mitigate. For example, the trade environment remains highly dynamic and uncertain, and trade policies may be interrelated with other government initiatives. Imposed or threatened tariffs or other trade restrictions might require us to incur substantial additional sourcing costs, raise prices on certain products, or seek alternate supply sources. If we are unable to effectively manage or offset the impact of tariffs or other trade restrictions, or find alternate sources of supply, we might be competitively disadvantaged or experience reduced profit margins or supply disruptions. Further, we might suffer harm to our customer relationships. Any of the foregoing risks might have a materially adverse impact on our business operations and our financial position or results of operations.
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

Table of Contents	Item 1A Index
McKESSON CORPORATION
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
Our Cybersecurity Program is aligned with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and other industry best practices. The Cybersecurity Program is designed to identify, assess and mitigate material cybersecurity risks.
We have implemented cybersecurity controls designed to protect our systems, data, and operations from cybersecurity risks. Enterprise-wide cybersecurity and privacy training continues to serve an important role in risk reduction and protection of the Company and our stakeholders. We require periodic access-based and role-based privacy and cybersecurity training, which is updated to reflect changes in the threat environment, audit findings, laws, and regulations. We also engage and educate employees through cybersecurity and privacy awareness programs and communication campaigns. In addition, as cybersecurity attacks become increasingly complex in part due to the emergence of new AI enabled technologies that allow threat actors to target particular entities and IT systems, we are taking measures to manage these risks by deploying new tools and capabilities, including AI.
Our Cybersecurity Incident Response Plan (“CIRP”) provides a framework for responding to cybersecurity incidents. The CIRP is based on the NIST CSF framework and governs activities such as preparation, detection, coordination, eradication and recovery. It also provides processes for appropriate escalations to the Company’s senior management, disclosure committee, Board, and relevant Board committees. The CIRP is routinely tested, reviewed, and updated as appropriate under the leadership of our Chief Information Officer and Chief Technology Officer (“CIO/CTO”) with the assistance of the Company’s Chief Information Security Officer (“CISO”).
We also engage internal and external assessors, consultants, auditors, and other third-parties, to assess our Cybersecurity Program’s maturity. We manage cybersecurity risks associated with third parties, including vendors, service providers, and external users of our systems. This includes conducting due diligence on the third parties we use along with using third party cybersecurity monitoring and alerting tools.
Although we believe that we maintain reasonable cybersecurity measures, we recognize that cyber threats continue to evolve, and no system is immune to risk.
As of March 31, 2026, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. For a discussion of whether and how any risks from cybersecurity threats have affected or, if realized, are reasonably likely to materially affect the Company, see “Risk Factors” in Item 1A of Part I above for additional information on risks related to our business, including for example, risks related to privacy and data protection, cybersecurity incidents, third-party relationships, and continuity of our information systems and networks, operational technology, and technology products or services.

McKESSON CORPORATION
Governance
Our CIO/CTO leads management’s assessment and management of cybersecurity risk with the assistance of the Company’s CISO who reports to the CIO/CTO. The CIO/CTO reports to our CEO, is a member of the Executive Operating Team, and provides updates to the Board about cybersecurity matters. Our CIO/CTO has more than 30 years of experience managing technology and risks, and advising on cybersecurity issues and our CISO has more than 22 years of relevant experience, is a Certified Information System Security Professional (CISSP), and a Certified Information Systems Auditor (CISA).
Cybersecurity is among the risks identified by our ERA for Board-level oversight. The Audit Committee of the Board has oversight of information technology controls related to financial reporting, while the Compliance Committee of the Board has oversight of technology-related risk, including privacy and cybersecurity. The Audit Committee and Compliance Committee meet jointly at least annually to review cybersecurity risks and programs, and they are updated as needed on cybersecurity threats, incidents, or new developments in our cybersecurity risk profile. The chairs of the Audit Committee and Compliance Committee provide updates to the Board after each committee meeting. The CIO/CTO and CISO provide regular updates to the Board, Audit Committee, or Compliance Committee about material risks from cybersecurity threats. The CIO/CTO or CISO also provides regular updates to the Board, Audit Committee, or Compliance Committee about cybersecurity trends and regulatory updates, data governance and usage, technology infrastructure, our training and compliance efforts, and implications for our business strategy. In addition to the information provided in these meetings, members of our Board have access to continuing education, which includes topics relating to cybersecurity risks.
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
Item 4.    Mine Safety Disclosures.
Not applicable.

McKESSON CORPORATION
Information about our Executive Officers
The following table sets forth information regarding the executive officers of the Company, including their principal occupations during the past five years. The Board of Directors elects executive officers annually. Our executive officers serve until their successors are duly elected and qualified, or until their earlier death, resignation, or removal.

Name	Age	Position with Registrant and Business Experience

Brian S. Tyler	59	Chief Executive Officer and a director since April 2019; President and Chief Operating Officer from August 2018 to March 2019; Chairman of the Management Board of McKesson Europe AG from 2017 to 2018; President and Chief Operating Officer, McKesson Europe from 2016 to 2017; President of North America Distribution and Services from 2015 to 2016; and Executive Vice President, Corporate Strategy and Business Development from 2012 to 2015.

Britt J. Vitalone	57	Executive Vice President and Chief Financial Officer since January 2018; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical from July 2014 to December 2017; Senior Vice President and Chief Financial Officer, U.S. Pharmaceutical and Specialty Health from October 2017 to December 2017; Senior Vice President of Corporate Finance and M&A Finance from March 2012 to June 2014.

Francisco J. Fraga	52
Executive Vice President, Chief Information Officer and Chief Technology Officer since September 2023; Senior Vice President and Chief Information Officer, U.S. Pharmaceutical from 2021 to 2023. Previously, Chief Technology and Information Officer for Campbell Soup Company, Inc. (branded food manufacturer) from 2017 to 2021.

Michele Lau	50
Executive Vice President and Chief Legal Officer since January 2024. Previously, Chief Legal Officer and Corporate Secretary for GoDaddy (technology services) from July 2021 to November 2023. Senior Vice President, Corporate Secretary and Associate General Counsel at McKesson from March 2018 to June 2021 and various other legal roles at McKesson from 2008 to 2018.

Thomas L. Rodgers	55	Executive Vice President, Chief Strategy and Business Development Officer since June 2020. Previously, Senior Vice President and Managing Director of McKesson Ventures from 2014 to 2020.

LeAnn B. Smith	51	Executive Vice President and Chief Human Resources Officer since December 2022. Previously, Senior Vice President, Talent Management and Development from 2021 to 2022. Chief People Leader, Global Corporate Functions for Walmart Inc. (retail) from 2018 to 2021.

McKESSON CORPORATION
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information: The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”) under the trading symbol “MCK.”
Holders: At March 31, 2026, there were 3,667 holders of record of our common stock.
Dividends: In July 2025, our quarterly dividend was raised from $0.71 to $0.82 per share of common stock. We declared regular cash dividends of $3.17, $2.75, and $2.40 per share for the years ended March 31, 2026, 2025, and 2024, respectively.
We anticipate that we will continue to pay quarterly cash dividends in the future. However, the declaration and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
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
Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $40 million and $26 million were accrued within “Other accrued liabilities” in our Consolidated Balance Sheets, for shares repurchased during the years ended March 31, 2026 and 2025, respectively. On October 30, 2024, we made a payment of $25 million for fiscal 2024 excise taxes previously accrued. On July 30, 2025, we made a payment of $26 million for fiscal 2025 excise taxes previously accrued.
Refer to Financial Note 18, “Stockholders' Deficit,” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for a full discussion of our share repurchases for the years ended March 31, 2026, 2025, and 2024.

McKESSON CORPORATION
The following table provides information on our share repurchases during the fourth quarter of fiscal 2026:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2026 - January 31, 2026	0.2	$826.61	0.2	$5,192
February 1, 2026 - February 28, 2026	0.1	920.95	0.1	5,104
March 1, 2026 - March 31, 2026 (4)	2.2	940.94	2.2	2,719
Total	2.5		2.5
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $23 million of excise taxes incurred on share repurchases for the three months ended March 31, 2026. The remaining authorization outstanding for repurchases of common stock excludes $40 million of excise taxes incurred on share repurchases for the year ended March 31, 2026.
(3)In July 2024, the Board authorized the Company to repurchase up to an additional $4.0 billion shares of common stock which have no expiration date. On April 29, 2026, the Board of Directors approved the Company to repurchase up to an additional $5.0 billion shares of common stock to a total authorization of $7.7 billion as of April 2026.
(4)In March 2026, the Company entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of the Company’s common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in the first quarter of Fiscal 2027.

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

	March 31,
	2021	2022	2023	2024	2025	2026
McKesson Corporation	$100.00	$158.27	$185.15	$280.69	$353.49	$456.33
S&P 500 Index	$100.00	$115.65	$106.71	$138.59	$150.03	$176.74
S&P 500 Health Care Index	$100.00	$119.10	$114.69	$133.15	$133.68	$136.77
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2021 and that all dividends are reinvested.
Item 6.    Reserved.

Table of Contents	MD&A Index
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
Our Financial Review within this Annual Report generally discusses fiscal 2026 and fiscal 2025 results and year-over-year comparisons between fiscal 2026 and fiscal 2025. For a discussion of our year-over-year comparisons between fiscal 2025 and fiscal 2024, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our Annual Report on Form 10-K for the year ended March 31, 2025, previously filed with the Securities and Exchange Commission on May 9, 2025.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Medical-Surgical Solutions. Our former Norwegian operations were included in Other. All prior segment information has been recast to reflect our new segment structure and current period presentation. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, as well as the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
The following summarizes our four reportable segments. Refer to Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report for further information regarding our reportable segments.
•North American Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar, and over-the-counter pharmaceutical drugs along with other healthcare-related products to customers in the United States (“U.S.”) and Canada. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services. The U.S. distribution operations were previously included in the former U.S. Pharmaceutical reportable segment and the Canadian operations were previously included in the former International reportable segment.
•Oncology & Multispecialty segment includes provider solutions that encompass specialty drug distribution, group purchasing organizations, infusion services, direct to patient pharmacy capabilities, cell and gene therapy services with InspiroGene, technology solutions, practice consulting services, and vaccine distribution. In addition, the segment supports the U.S. Oncology Network, one of the largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care in the U.S., and includes PRISM Vision Holdings, LLC (“PRISM Vision”), which drives patient outcomes in a retina and ophthalmology setting. Combined with Sarah Cannon Research Institute and our technology business, Ontada, this segment provides research, insights, technologies, and services that address and improve cancer and specialty care. This segment was previously reflected in the former U.S. Pharmaceutical reportable segment.
•Prescription Technology Solutions segment combines automation and our ability to navigate the healthcare ecosystem to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies to address patients’ medication access, affordability, and adherence challenges. Prescription Technology Solutions offers technology services, which includes electronic prior authorization, prescription price transparency, benefit insight, dispensing support services, and patient enrollment, in addition to third-party logistics, and wholesale distribution support across various therapeutic categories and temperature ranges to biopharma customers throughout the product lifecycle.
•Medical-Surgical Solutions segment provides medical-surgical, laboratory, and pharmaceutical distribution, logistics, and other services to U.S. healthcare providers operating in the non-acute settings. These include ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes, hospice and home health care agencies, government facilities, and online marketplaces and retailers. This segment offers national brand medical-surgical products as well as our own line of more than 4,000 high-quality products through a network of distribution centers within the U.S. During fiscal 2026, we announced our intention to separate this segment into an independent company. As a part of the separation strategy, on April 20, 2026, we announced a definitive agreement under which funds managed by affiliates of Apollo Global Management, Inc. (“Apollo Funds”) will acquire approximately 13% minority ownership interest in our Medical‑Surgical Solutions segment through an investment of approximately $1.25 billion in the segment’s convertible preferred equity. The transaction is subject to regulatory approvals and customary closing conditions.
Our former Norwegian operations, which provided distribution and services to wholesale and retail customers in Norway where we owned, partnered, or franchised with retail pharmacies, were included in Other. During fiscal 2026, we completed the transaction to sell our businesses in Norway (“Norway disposal group”). This divestiture is further described in the “Business Acquisitions and Divestitures” section below.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Business Acquisitions and Divestitures
Norwegian Divestiture Activities
On January 30, 2026, we completed the sale of our Norway disposal group for an adjusted purchase price of $821 million. We recorded a net gain of $480 million for the year ended March 31, 2026 in total operating expenses. The gain includes a $164 million loss related to the accumulated other comprehensive loss balances associated with the disposal group.
PRISM Vision Holdings, LLC
On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision, a leading provider of general ophthalmology and retina administrative services. We acquired an 80% interest in PRISM Vision for $875 million in cash, and prior owners, including management and physicians in PRISM Vision practices, retained a 20% ownership interest. As of the acquisition date, the financial results of PRISM Vision are reported within our Oncology & Multispecialty segment.
Community Oncology Revitalization Enterprise Ventures, LLC
On June 2, 2025, we completed the acquisition of a controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), a business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC, (“FCS”). We acquired a 70% controlling interest in Core Ventures for $2.5 billion in cash and FCS physicians retained a 30% ownership interest. As of the acquisition date, Core Ventures is a part of the Oncology platform and financial results are reported within our Oncology & Multispecialty segment.
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information regarding these transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the year ended March 31, 2026:
•For the year ended March 31, 2026 compared to the prior year, revenues increased by 12%, gross profit increased by 9%, total operating expenses decreased by 6%, and other income, net increased by 17%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation increased to $38.38 in fiscal 2026 from $25.72 in the prior year;
•For the year ended March 31, 2026, we recorded restructuring charges of $170 million related to an enterprise-wide initiative to drive operational efficiencies as further described in the “Restructuring Initiatives” section of “Overview of Consolidated Results” below;
•On April 1, 2025, we completed the acquisition of a controlling interest in PRISM Vision for $875 million in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•On May 8, 2025, we entered into a syndicated $1.0 billion 364-Day senior unsecured credit facility (the “364-Day Credit Facility”) that was scheduled to mature in May 2026 but was terminated on April 24, 2026 and replaced with the 2026 5-Year Facility described in the “Recent Developments” section below. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for additional information;
•On May 30, 2025, we completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million, 4.95% Notes due May 30, 2032 in a principal amount of $650 million, and 5.25% Notes due May 30, 2035 in a principal amount of $700 million, for total proceeds received, net of discounts and debt offering expenses, of 2.0 billion. The net proceeds from these notes in addition to cash on hand were utilized to fund the purchase of our interest in Core Ventures. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for additional information;
•On June 2, 2025, we completed the acquisition of a controlling interest in Core Ventures for $2.5 billion in cash, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•On November 14, 2025, our €600 million outstanding principal amount of 1.50% Notes matured and were repaid using cash on hand;
•On December 3, 2025, our $500 million outstanding principal amount of 0.90% Notes matured and were repaid using cash on hand;
•On January 30, 2026, we completed the sale of our Norway disposal group, as discussed in further detail in the “Business Acquisitions and Divestitures” section above;
•During fiscal 2026, we returned $5.1 billion of cash to shareholders through $4.8 billion of common stock repurchases and $381 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at March 31, 2026 was $2.7 billion; and
•On July 29, 2025, our Board of Directors (the “Board”) raised our quarterly dividend to $0.82 from $0.71 per share of common stock.
Recent Developments:
The following highlights events that impacted our business subsequent to March 31, 2026:
•On April 1, 2026, certain of our subsidiaries within the Medical-Surgical Solutions segment entered into a syndicated credit agreement for: a $750 million principal senior secured term loan due in 2031 and a $250 million principal senior secured term loan due in 2028, for total proceeds received, net of discounts and debt offering expenses, of $993 million; and a $1.0 billion senior secured revolving credit facility scheduled to mature in April 2031. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for additional information;
•During fiscal 2026, we announced our intention to separate our Medical-Surgical Solutions segment into an independent company. As a part of the separation strategy, on April 20, 2026, we announced a definitive agreement under which Apollo Funds will acquire approximately 13% minority ownership interest in our Medical‑Surgical Solutions segment through an investment of approximately $1.25 billion in the segment’s convertible preferred equity. This transaction is subject to regulatory approvals and customary closing conditions;
•On April 24, 2026, we terminated our 2022 revolving credit facility and our 364-Day credit facility and entered into a new Credit Agreement (the “2026 Credit Facility”) that provides a syndicated $5.0 billion senior unsecured credit facility with a $4.5 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2026 Credit Facility is scheduled to mature in April 2031. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for additional information; and
•On April 29, 2026, the Board approved the Company to repurchase up to an additional $5.0 billion shares of common stock to a total authorization of $7.7 billion as of April 2026.
Trends and Uncertainties:
Government Policies
As described in “Item 1. Government Regulation” and “Item 1A - Risk Factors” in Part I of this Annual Report, our industry is highly regulated and is subject to risks and uncertainty caused by the volume and speed of changes to regulatory policies. Changes in regulatory posture and law may result in significant changes in healthcare policy, government funding of healthcare costs, and other laws affecting our operations, but the ultimate outcomes are difficult to predict.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(In millions, except per share data)	Years Ended March 31,
	2026	2025	Change
Revenues	$403,430	$359,051	12%
Gross profit	14,550	13,323	9
Gross profit margin	3.61%	3.71%	(10)	bp
Total operating expenses	$(8,338)	$(8,901)	(6)%
Total operating expenses as a percentage of revenues	2.07%	2.48%	(41)	bp
Other income, net	$236	$202	17%
Interest expense	(247)	(265)	(7)
Income before income taxes	6,201	4,359	42
Income tax expense	(1,102)	(878)	26
Reported income tax rate	17.8%	20.1%	(230)	bp
Net income	5,099	3,481	46
Net income attributable to noncontrolling interests	(337)	(186)	81
Net income attributable to McKesson Corporation	$4,762	$3,295	45%

Diluted earnings per common share attributable to McKesson Corporation	$38.38	$25.72	49%

Weighted-average diluted common shares outstanding	124.1	128.1	(3)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
Revenues
Revenues increased for the year ended March 31, 2026 compared to the prior year largely due to market growth in our North American Pharmaceutical segment, including higher volumes primarily from retail national account customers. Market growth includes growing drug utilization and newly launched products, partially offset by branded to generic drug conversion and branded pharmaceutical price decreases. Revenue growth was also favorably impacted by growth in our Oncology & Multispecialty segment primarily due to higher specialty pharmaceutical sales.
Gross Profit
Gross profit increased for the year ended March 31, 2026 compared to the prior year primarily due to growth in our Oncology & Multispecialty segment, driven by the addition of providers in practice management and growth of specialty pharmaceuticals, and in our Prescription Technology Solutions segment driven by higher volumes.
Gross profit for the years ended March 31, 2026 and 2025 included gains of $23 million and $444 million, respectively, representing our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Consolidated Statements of Operations within our North American Pharmaceutical segment.
Gross profit for the years ended March 31, 2026 and 2025 also included a last-in, first-out (“LIFO”) credit of $210 million and charge of $82 million, respectively. The LIFO credit in fiscal 2026 was primarily due to brand deflation compared to the prior year charge which was primarily due to brand inflation. Refer to the “Critical Accounting Estimates” section included in this Financial Review for further information regarding the use of the LIFO method of accounting within our North American Pharmaceutical business.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Gross profit for the year ended March 31, 2025 was impacted by an inventory impairment charge of $58 million related to restructuring initiatives to drive operational efficiencies and increase cost optimization efforts as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements in this Annual Report. We recorded this amount within "Cost of sales" in the Consolidated Statements of Operations within our North American Pharmaceutical segment.
Total Operating Expenses
A summary and description of the components of our total operating expenses for the years ended March 31, 2026 and 2025 is as follows:
•Selling, distribution, general, and administrative expenses (“SDG&A”): consists of personnel costs, transportation costs, depreciation and amortization, lease costs, professional fee expenses, administrative expenses, provision for bad debts and related recoveries, gains and losses on the sale of certain businesses, remeasurement charges to fair value less costs to sell, and other general charges.
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

	Years Ended March 31,
(Dollars in millions)	2026	2025	Change
Selling, distribution, general, and administrative expenses	$8,096	$8,507	(5)%
Claims and litigation charges, net	(3)	108	(103)
Restructuring, impairment, and related charges, net	245	286	(14)
Total operating expenses	$8,338	$8,901	(6)%
Percent of revenues	2.07%	2.48%	(41)	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
Total operating expenses and total operating expenses as a percentage of revenues decreased for the year ended March 31, 2026 compared to the prior year. Total operating expenses for the years ended March 31, 2026 and 2025 were affected by the following significant items:
Fiscal 2026
•SDG&A includes a net gain of $480 million related to the sale of our Norway disposal group. The net gain includes a $164 million loss related to the accumulated other comprehensive loss balances associated with this disposal. Of the total net gain recorded during the period, a gain of $503 million is included within Other and a net charge of $23 million is included within Corporate expenses, net;
•SDG&A includes net charges of $77 million related to our planned separation of the Medical‑Surgical Solutions segment;
•SDG&A was impacted by lower operating expenses from the completed divestiture of our Canadian retail disposal group in fiscal 2025, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report;
•SDG&A was impacted by higher operating expenses related to the acquisitions completed during fiscal 2026, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report; and

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
•Restructuring, impairment, and related charges, net of $245 million, are discussed below under “Restructuring Initiatives” as well as Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
Fiscal 2025
•SDG&A includes charges of $667 million to remeasure the sale of our Rexall and Well.ca businesses in Canada (“Canadian retail disposal group”) to fair value less costs to sell. The remeasurement adjustment includes a $48 million loss related to the accumulated other comprehensive loss balances associated with this disposal. Of the total charges recorded during the period, $605 million were included within our North American Pharmaceutical segment and $62 million were included within Corporate expenses, net;
•SDG&A includes a credit of $206 million related to the bankruptcy of our customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”);
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
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2026 and fiscal 2025 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded in fiscal 2026 and fiscal 2025. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods. Refer to “Critical Accounting Estimates” included in this financial review for further information.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $245 million and $286 million for the years ended March 31, 2026 and 2025, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Consolidated Statements of Operations.
During the fourth quarter of fiscal 2026, we approved an initiative within our Prescription Technology Solutions segment to increase operational efficiencies and cost optimization efforts, with the intent of aligning with our long-term strategy. This initiative includes headcount reductions, the exit or downsizing of certain facilities, and other costs. We anticipate total charges between $200 million and $250 million, consisting primarily of employee severance and other employee-related costs, and facility and other exit-related costs, including long-lived asset impairments. We recorded immaterial charges in fourth quarter of fiscal 2026 associated with this initiative. This program is anticipated to be substantially complete by the end of fiscal 2029.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which were intended to improve business continuity, compliance, operating efficiency, and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the year ended March 31, 2026, we recorded charges of $170 million related to the initiatives, which primarily includes facility, exit and other related costs as well as severance and other employee-related costs recorded within “Restructuring, impairment, and related charges, net” in the Consolidated Statement of Operations. For the year ended March 31, 2025, we recorded charges of $240 million related to the initiatives, which primarily included severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments recorded within “Restructuring, impairment, and related charges, net” in the Consolidated Statement of Operations, and $58 million for the year

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
ended March 31, 2025 related to inventory impairments recorded within “Cost of sales” in the Consolidated Statements of Operations.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report for more information.
Other Income, Net
Other income, net increased for the year ended March 31, 2026 compared to the prior year primarily due to prior year charges of $87 million related to the termination of the U.K. pension plan, a prior year loss of $43 million related to one of our equity method investments, and a favorable year-over-year impact from interest income, partially offset by a prior year net gain of $101 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry.
Interest Expense
Interest expense decreased for the year ended March 31, 2026 compared to the prior year primarily due to changes in our derivative portfolio in fiscal 2026 and increased capitalized interest from higher capital spending, partially offset by interest from increased average balances of the Company’s loan portfolio in fiscal 2026. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, amounts and interest rates of commercial paper borrowings, as well as amounts incurred associated with financing fees. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information.
Income Tax Expense
We recorded income tax expense of $1.1 billion and $878 million for the years ended March 31, 2026 and 2025, respectively. Our income tax rates were 17.8% and 20.1% in 2026 and 2025, respectively.
Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings between various taxing jurisdictions and recognized discrete tax items. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the years ended March 31, 2026 and 2025 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.
Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests, and are presented outside of stockholders’ deficit in our Consolidated Balance Sheet. During the year ended March 31, 2026, we initially recognized redeemable noncontrolling interests of $700 million and $25 million related to our acquisitions of Core Ventures and PRISM Vision, respectively. On a quarterly basis, we determine the fair value and redemption value of the redeemable noncontrolling interests. As a result of this valuation process, we recorded fair value adjustments to redeemable noncontrolling interests within additional paid-in capital. We also recorded an adjustment to redemption value of the redeemable noncontrolling interests for the year ended March 31, 2026, which was recorded within “Net income attributable to noncontrolling interests”. Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the consolidated financial statements included in this Annual Report for additional information on changes to our redeemable and noncontrolling interests during fiscal 2026.

The increase in net income attributable to noncontrolling interests was primarily driven by contributions from the Core Ventures and PRISM Vision acquisitions and higher volumes in our ClarusONE joint venture. Net income attributable to noncontrolling interest was also impacted by the $122 million charge to remeasure the redeemable noncontrolling interest balance for Core Ventures to redemption value.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $4.8 billion and $3.3 billion for the years ended March 31, 2026 and 2025, respectively. Diluted earnings per common share attributable to McKesson Corporation was $38.38 and $25.72 for the years ended March 31, 2026 and 2025, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 124.1 million and 128.1 million for the years ended March 31, 2026 and 2025, respectively. Weighted-average diluted shares outstanding for fiscal 2026 decreased from the prior year primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Overview of Segment Results:
Segment Revenues:

	Years Ended March 31,
(Dollars in millions)	2026	2025	Change
Segment revenues
North American Pharmaceutical	$336,652	$304,507	11%
Oncology & Multispecialty	48,423	36,862	31
Prescription Technology Solutions	5,805	5,216	11
Medical-Surgical Solutions	11,507	11,380	1
Other	1,043	1,086	(4)
Total revenues	$403,430	$359,051	12%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
North American Pharmaceutical
North American Pharmaceutical revenues for the year ended March 31, 2026 increased $32.1 billion or 11% compared to the prior year. Within the segment, sales to U.S. pharmacies and healthcare providers increased $31.6 billion primarily due to higher volumes from retail national account customers, partially offset by branded to generic drug conversions and branded pharmaceutical price decreases.
Oncology & Multispecialty
Oncology & Multispecialty revenues for the year ended March 31, 2026 increased $11.6 billion or 31% compared to the prior year primarily driven by growth in provider solutions due to the addition of providers within practice management and higher specialty pharmaceutical sales.
Prescription Technology Solutions
Prescription Technology Solutions revenues for the year ended March 31, 2026 increased $589 million or 11% compared to the prior year due to increased volumes from our third-party logistics and higher technology services revenues.
Medical-Surgical Solutions
Medical-Surgical Solutions revenues for the year ended March 31, 2026 increased $127 million or 1% compared to the prior year. Within the segment, sales to ambulatory care customers increased $60 million driven by underlying business growth, sales to extended care customers increased by $53 million, and other sales increased by $14 million.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Other Segment Expense, Segment Operating Profit, and Corporate Expenses, Net:

	Years Ended March 31,
(Dollars in millions)	2026	2025	Change
Other segment expense, net (1)
North American Pharmaceutical (2)	$332,994	$301,562	10%
Oncology & Multispecialty (3)	47,274	36,095	31
Prescription Technology Solutions	4,761	4,341	10
Medical-Surgical Solutions (4)	10,569	10,601	—
Other (5)	453	1,032	(56)
Total other expense, net	$396,051	$353,631	12%

Segment operating profit
North American Pharmaceutical	$3,658	$2,945	24%
Oncology & Multispecialty	1,149	767	50
Prescription Technology Solutions	1,044	875	19
Medical-Surgical Solutions	938	779	20
Other	590	54	993
Subtotal	7,379	5,420	36
Corporate expenses, net (6)	(931)	(796)	17
Interest expense	(247)	(265)	(7)
Income from continuing operations before income taxes	$6,201	$4,359	42%

Segment operating profit margin
North American Pharmaceutical	1.09%	0.97%	12	bp
Oncology & Multispecialty	2.37	2.08	29
Prescription Technology Solutions	17.98	16.78	120
Medical-Surgical Solutions	8.15	6.85	130
Other	56.57	4.97	5,160
bp - basis point
(1)Other segment expense, net includes cost of sales, total operating expenses, and other income, net, for our reportable segments.
(2)Other segment expense, net for our North American Pharmaceutical segment includes the following:
•a credit of $210 million and a charge of $82 million for the years ended March 31, 2026 and 2025, respectively, related to the LIFO method of accounting for inventories;
•cash receipts for our share of antitrust legal settlements of $23 million and $444 million for the years ended March 31, 2026 and 2025, respectively;
•a charge of $605 million for the year ended March 31, 2025 to remeasure the assets and liabilities of our Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report;
•a credit of $206 million for the year ended March 31, 2025 to reassess the previously reserved prepetition balance related to the bankruptcy of our customer Rite Aid;
•restructuring charges of $59 million for the year ended March 31, 2025 for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report; and
•a charge of $57 million for the year ended March 31, 2025 related to our estimated liability for opioid-related claims as discussed in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(3)Other segment expense, net for our Oncology & Multispecialty segment includes the following:
•charges of $96 million for the year ended March 31, 2026 related to the acquisition and integration of PRISM Vision and Core Ventures;
•a net gain of $51 million for the year ended March 31, 2026 related to the sale of an investment and market decisions; and
•a loss of $43 million for the year ended March 31, 2025 related to one of our equity method investments.
(4)Other segment expense, net for our Medical-Surgical Solutions segment includes the following:
•charges of $25 million for the year ended March 31, 2026 related to our planned separation of the Medical‑Surgical Solutions segment; and
•restructuring charges of $43 million and $204 million for the years ended March 31, 2026 and 2025, respectively, related to a broad set of initiatives to drive operational efficiencies and increase cost optimization efforts, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
(5)Other segment expense, net for Other for the year ended March 31, 2026 includes a net gain of $503 million related to the sale of our Norway disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
(6)Corporate expenses, net includes the following:
•charges of $52 million for the year ended March 31, 2026 related to our planned separation of the Medical‑Surgical Solutions segment;
•a net charge of $23 million for the year ended March 31, 2026 related to the sale of our Norway disposal group as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report;
•a charge of $87 million for the year ended March 31, 2025 related to the termination of the U.K. pension plan as discussed in Financial Note 13, “Pension Benefits,” to the consolidated financial statements included in this Annual Report;
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
•charges of $51 million for the year ended March 31, 2025 related to our estimated liability for opioid-related claims as discussed in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report; and
•restructuring charges of $158 million and $68 million for the years ended March 31, 2026 and 2025, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the consolidated financial statements included in this Annual Report.
North American Pharmaceutical
Operating profit for this segment increased for the year ended March 31, 2026 compared to the prior year largely due to prior year remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report, higher pharmaceutical distribution volumes across the segment, a LIFO credit of $210 million in fiscal 2026 compared to a charge in the prior year period, and a prior year charge of $57 million related to our estimated liability for opioid-related claims. These increases were partially offset by a decrease in net cash proceeds received for our share of antitrust legal settlements, the prior year impact of the bankruptcy of Rite Aid, and an increase in operating expenses to support higher volumes.
Oncology & Multispecialty
Operating profit for this segment increased for the year ended March 31, 2026 compared to the prior year primarily due to growth in specialty pharmaceuticals, including contributions from FY26 business acquisitions, a net gain of $51 million related to the sale of an investment and market decisions, and a prior year loss of $43 million related to one of our equity method investments, partially offset by an increase in operating expenses to support higher volumes.
Prescription Technology Solutions
Operating profit increased for the year ended March 31, 2026 compared to the prior year primarily driven by higher demand for access solutions.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Medical-Surgical Solutions
Operating profit increased for the year ended March 31, 2026 compared to the prior year primarily due to lower restructuring charges in fiscal 2026 compared to the prior year period and lower expenses resulting from business rationalization initiatives, partially offset by $25 million charges related to our planned separation of this segment and a decline in the contribution from our ambulatory care business.
Corporate
Corporate expenses, net increased for the year ended March 31, 2026 compared to the prior year primarily driven by higher restructuring charges in fiscal 2026, prior year gains of $101 million related to our investments in equity securities of certain U.S. growth stage companies in the healthcare industry, a charge of $52 million related to our planned separation of the Medical‑Surgical Solutions segment, and charges related to the sale of our Norway disposal group as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report. These increases were partially offset by a prior year charge of $87 million related to the termination of the U.K. pension plan, lower litigation charges in the current year compared to prior year, and prior year remeasurement charges related to our Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.
FOREIGN OPERATIONS
Our foreign operations represented approximately 4% of our consolidated revenues in each of fiscal 2026 and fiscal 2025, respectively. Foreign operations are subject to certain risks, including currency fluctuations. Refer to Item 1A - Risk Factors in Part I of this Annual Report for a risk factor related to fluctuations in foreign currency exchange rates, and risks from trade and tariffs. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. We conduct our business worldwide in local currencies, including the Canadian dollar. As a result, the comparability of our results reported in U.S. dollars can be affected by changes in foreign currency exchange rates. In discussing our operating results, we may use the term “foreign currency exchange fluctuations,” which refers to the effect of changes in foreign currency exchange rates used to convert the local currency results of our operations in foreign countries where the functional currency is not the U.S. dollar. We present this information to provide a framework for assessing how our business performed excluding the effect of foreign currency exchange rate fluctuations. In computing the foreign currency exchange fluctuations, we translate our current year results of our operations in foreign countries recorded in local currencies into U.S. dollars by applying their respective average foreign currency exchange rates of the corresponding prior year periods, and we subsequently compare those results to the previously reported results of the comparable prior year periods reported in U.S. dollars.
We completed the sale of our Norway disposal group and our Canadian retail disposal group in fiscal 2026 and 2025, respectively. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information.
Additional information regarding our foreign operations is also included in Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report.
BUSINESS COMBINATIONS
Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for additional information.
FISCAL 2027 OUTLOOK
Information regarding the Company’s fiscal 2027 outlook is contained in the release of our fourth quarter fiscal 2026 financial results included as an exhibit to our Form 8-K furnished to the SEC on May 7, 2026, which is not incorporated by reference into this Annual Report. That Form 8-K should be read in conjunction with the cautionary statements in Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors, in Part I of this Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
We consider historical credit losses, the current economic environment, customer credit ratings, collections on past due amounts, legal disputes, and bankruptcies, as well as reasonable and supportable forecasts to develop our allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance.
Sales to our ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 73% of total consolidated revenues in fiscal 2026 and comprised approximately 43% of total trade accounts receivable at March 31, 2026. Sales to our largest customer, CVS Health Corporation (“CVS”), accounted for approximately 24% of our total consolidated revenues in fiscal 2026 and comprised approximately 21% of total trade accounts receivable at March 31, 2026. Sales to our next two largest customers accounted for 11% and 10% of total consolidated revenues in fiscal 2026. As a result, our sales and credit concentration is significant. We also have agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or GPO could have a material adverse impact on our financial position, results of operations, and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business, and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in fiscal 2026 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.
At March 31, 2026, trade and notes receivables were $24.5 billion prior to allowances of $204 million. Our provision for bad debts was a charge of $100 million, in fiscal 2026, a credit of $130 million in fiscal 2025, and a charge of $819 million in fiscal 2024, respectively. At March 31, 2026 and 2025, our allowance as a percentage of trade and notes receivables was 0.8% and 2.1%. The provision for bad debts for fiscal 2024 included a charge of $725 million within our North American Pharmaceutical segment related to the bankruptcy of our customer Rite Aid, as discussed in the Financial Note 20, “Segments of Business,” to the consolidated financial statements included in this Annual Report. This amount represented the uncollected trade accounts receivable balance due from Rite Aid prior to its bankruptcy petition filing in October 2023. During the year ended March 31, 2025, we reassessed our initial estimates made in conjunction with the previously reserved prepetition balances, including cash received during the period, resulting in a reversal of $206 million recorded within “Selling, distribution, general, and administrative expenses” in our Consolidated Statements of Operations and included within our North American Pharmaceutical segment. During the years ended March 31, 2026 and 2025, we released $483 million and $237 million, respectively, of uncollectible receivables related to the Rite Aid provision in the Consolidated Balance Sheets.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
An increase or decrease of a hypothetical 0.1% in the fiscal 2026 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $25 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst-case scenarios. Additional information concerning our allowances for credit losses may be found in Schedule II included in this Annual Report.
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
We believe the moving-average inventory costing method reasonably approximates current replacement cost (“Market”). Accordingly, LIFO inventories are carried at the lower of LIFO cost or Market. At March 31, 2026 and 2025, inventories, net, totaled $24.2 billion and $23.0 billion, respectively, with approximately 59% and 63% valued using LIFO. At March 31, 2026 and 2025, our LIFO reserves were $99 million and $309 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products.
A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. We recognized a LIFO credit of $210 million in fiscal 2026, a LIFO charge of $82 million in fiscal 2025, and a LIFO credit of $157 million in fiscal 2024, all within “Cost of sales” in our Consolidated Statements of Operations. The LIFO credit in fiscal 2026 compared to a LIFO charge in fiscal 2025 was primarily due to significant brand deflation in the current fiscal year, compared to the prior fiscal year brand inflation. The LIFO charge in fiscal 2025 compared to a LIFO credit in fiscal 2024 was primarily due to higher brand inflation in fiscal 2025. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products.
Business Combinations: We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, including contingent consideration, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related costs are expensed as incurred.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Certain business combinations involve the potential for future payments of consideration that is contingent upon the achievement of performance milestones or other agreed-upon events. The liability for the contingent consideration is measured at its fair value as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected operational and financial information, the probability of achievement of performance milestones or other agreed-upon events, and the risk-adjusted discount rate used to calculate the present value of the probability-weighted projected financial information. Contingent liabilities are remeasured to fair value at each reporting date until the liability is resolved with changes in fair value being recognized within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations included in this Annual Report. Changes in any of the inputs may result in a significant adjustment to the fair value.
Goodwill and Long-Lived Assets:
Goodwill
As a result of acquiring businesses, we have $11.3 billion and $10.0 billion of goodwill at March 31, 2026 and 2025, respectively, and $4.1 billion and $1.5 billion of intangible assets, net at March 31, 2026 and 2025, respectively.
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
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment testing date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rates, or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. Under the market approach, significant estimates and assumptions also include the selection of appropriate guideline public companies and the determination of appropriate valuation multiples to apply to the reporting unit. Under the income approach, significant estimates and assumptions also include the determination of discount rates. The discount rates represent the weighted-average cost of capital measuring the reporting unit’s cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company’s target capital structure. Included in the estimate of the weighted-average cost of capital is the assumption of an unsystematic risk premium to address incremental uncertainty related to the reporting unit’s future cash flow projections.
The annual impairment testing performed for fiscal 2026, fiscal 2025, and fiscal 2024 did not indicate any impairment of goodwill.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Refer to Financial Note 10, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements included in this Annual Report for additional information.
Long-Lived Assets
Currently, all of our identifiable intangible and other long-lived assets are amortized or depreciated based on the pattern of their economic consumption or a straight-line basis over their estimated useful lives, ranging from three to 26 years. We review intangible and other long-lived assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability of intangible and other long-lived assets is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value. Assumptions and estimates about future values and the remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
In conjunction with the preparation of the consolidated financial statements included in this Annual Report, we considered matters related to ongoing controlled substances claims to which we are a party. At March 31, 2026, our estimated accrued liability for opioid-related claims was $5.7 billion. We are not able to reasonably estimate the upper or lower ends of the range of ultimate possible losses for all opioid-related litigation matters. We are not able to predict the outcome in these matters, and an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our results of operations, financial position, and cash flows or liquidity. Refer to Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report for additional information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. At March 31, 2026, we remained adequately capitalized, including access to liquidity from our $4.0 billion revolving credit facility and $1.0 billion 364-day credit facility, and were in compliance with all debt covenants and believe we have the ability to continue to meet our debt covenants in the future. In April 2026, our revolving credit facility and 364-day credit facility were terminated and a new $5.0 billion revolving credit facility was executed, with a maturity date in April 2031. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for additional information.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Years Ended March 31,
(Dollars in millions)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$6,155	$6,085	$70
Investing activities	(3,432)	(733)	(2,699)
Financing activities	(4,631)	(3,965)	(666)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	(16)	36
Net change in cash, cash equivalents, and restricted cash	$(1,888)	$1,371	$(3,259)
Operating Activities
Operating activities provided cash of $6.2 billion and $6.1 billion for the years ended March 31, 2026 and 2025, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
For the year ended March 31, 2026, net cash provided by operating activities increased by $70 million compared to the prior year period. This increase was primarily due to the following:
•the Company’s net income increased by $1.6 billion and was impacted by lower net non-cash items of $836 million, compared to the prior year period driven by factors discussed in more detail in the “Overview of Consolidated Results” section of this Financial Review;
•an increase in net cash of $1.9 billion related to accounts receivable primarily due to favorable timing of collections in the current period and the impact from branded pharmaceutical price decreases;
•a decrease in net cash of $4.0 billion related to accounts payable as a result of customary vendor payment scheduling, timing related to the day of the week on which the period ends, and the impact from branded pharmaceutical price decreases, partially offset by an increase in net cash of $1.2 billion due to higher inventory requirements during the period compared to the prior year; and
•an increase in net cash from other assets and liabilities primarily related to lower contract liability and customer rebate payments.
Investing Activities
Investing activities used cash of $3.4 billion and $733 million for the years ended March 31, 2026 and 2025, respectively. Investing activities for the March 31, 2026 included $3.4 billion of net cash payments for acquisitions, including $2.5 billion and $875 million for the acquisitions of the interests in Core Ventures and PRISM Vision, respectively, as discussed in further detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Investing activities for the year ended March 31, 2026 were also impacted by the receipt of proceeds from sales of businesses and investments of $830 million, including cash proceeds, net of cash divested, of $693 million from the completed divestiture of our Norway disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report. Investing activities for the year ended March 31, 2026 included $436 million and $309 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software.
Investing activities for the year ended March 31, 2025 included $537 million and $322 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software. Investing activities for the year ended March 31, 2025 were also impacted by the receipt of proceeds of $189 million related to investments in equity securities, as discussed in Financial Note 15, “Fair Value Measurements,” to the consolidated financial statements included in this Annual Report.
Financing Activities
Financing activities used cash of $4.6 billion and $4.0 billion for the years ended March 31, 2026 and 2025, respectively. Financing activities for the year ended March 31, 2026 included $4.8 billion of cash paid for share repurchases and $381 million of cash paid for dividends. Financing activities also included cash receipts and cash payments of $9.2 billion related to short-term borrowings of commercial paper in fiscal 2026.
On May 30, 2025, we completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million, 4.95% Notes due May 30, 2032 in a principal amount of $650 million, and 5.25% Notes due May 30, 2035 in a principal amount of $700 million, for total proceeds received, net of discounts and debt offering expenses, of $2.0 billion. The net proceeds from these notes in addition to cash on hand were utilized to fund the purchase of our interest in Core Ventures.
On November 14, 2025, our €600 million outstanding principal amount of 1.50% Notes matured and on December 3, 2025, our $500 million outstanding principal amount of 0.90% Notes matured, and were repaid using cash on hand.
Financing activities for the year ended March 31, 2025 included $3.1 billion of cash paid for share repurchases and $345 million of cash paid for dividends. Financing activities also included cash receipts and cash payments of $15.1 billion related to short-term borrowings of commercial paper in fiscal 2025. On September 10, 2024, we completed a public offering of 4.25% Notes due September 15, 2029 in a principal amount of $500 million. Proceeds received from this note issuance, net of discounts and offering expenses, were $496 million. We utilized the net proceeds from this note issuance along with cash on hand to redeem our $500 million outstanding principal amount of 5.25% Notes due February 15, 2026 prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the settlement date.
Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for additional information.
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Excise taxes incurred on our share repurchases are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce our remaining authorization for the repurchase of common stock. Excise taxes of $40 million and $26 million were accrued for shares repurchased during the years ended March 31, 2026 and 2025, respectively. On October 30, 2024, we made a payment of $25 million for fiscal 2024 excise taxes previously accrued. On July 30, 2025, we made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of March 31, 2026 and March 31, 2025, the amount accrued for excise taxes was $40 million, and $26 million, respectively, within “Other accrued liabilities” in our Consolidated Balance Sheets.
Information regarding the share repurchase activity over the last two fiscal years was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3) (4)
Balance, March 31, 2024			$6,615
Share repurchase authorization increase in fiscal 2025			4,000
Shares repurchased - Open market	5.8	$543.05	(3,146)
Balance, March 31, 2025			7,469
Shares repurchased - Open market	3.3	$753.61	(2,500)
Shares repurchased - March 2026 ASR (5)	2.0	$940.91	(2,250)
Balance, March 31, 2026			$2,719
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The remaining authorization outstanding for repurchases of common stock excludes $40 million and $26 million of excise taxes incurred on share repurchases for the years ended March 31, 2026 and 2025, respectively.
(4)In July 2024, the Board authorized the Company to repurchase with no expiration date up to an additional $4.0 billion shares of common stock. On April 29, 2026, the Board of Directors approved the Company to repurchase up to an additional $5.0 billion shares of common stock to a total authorization of $7.7 billion of April 2026.
(5)In March 2026, the Company entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of the Company’s common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in the first quarter of Fiscal 2027.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Selected Measures of Liquidity and Capital Resources

	March 31,
(Dollars in millions)	2026	2025
Cash, cash equivalents, and restricted cash	$4,068	$5,956
Working capital	(9,807)	(6,206)
Days outstanding for: (1)
Customer receivables	22	22
Inventories	24	24
Drafts and accounts payable	59	57
Debt to capital ratio (2)	128.0%	125.3%
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
Our cash and cash equivalents balance as of March 31, 2026 and 2025 included approximately $1.8 billion and $2.9 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital decreased at March 31, 2026 compared to the prior year primarily due to an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing, a decrease in cash and cash equivalents, an increase in other accrued liabilities, and an increase in the current portion of long term debt. These were partially offset by an increase in receivables, net, and inventories, net, driven by higher sales and timing.
Our debt to capital ratio increased for the year ended March 31, 2026 compared to the prior year primarily due to share repurchases and dividend payments as well as repayments of long-term debt, partially offset by net income attributable to McKesson for fiscal 2026 and issuance of new long-term debt.
On July 29, 2025, we raised our quarterly dividend from $0.71 to $0.82 per share of common stock. Dividends were $3.17 per share in fiscal 2026 and $2.75 per share in fiscal 2025, and we paid total cash dividends of $381 million and $345 million in fiscal 2026 and fiscal 2025, respectively. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Material Cash Requirements:
The table and information below presents our significant financial obligations and commitments as of March 31, 2026:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Total debt (1)	$6,526	$1,267	$1,420	$1,399	$2,440
Operating lease obligations (2)	2,477	364	667	530	916
Other (3)	65	8	14	13	30

Off balance sheet
Interest on borrowings (4)	1,550	256	444	297	553
Purchase obligations (5)	10,252	9,729	297	226	—
Other (6)	458	136	272	9	41
Total	$21,328	$11,760	$3,114	$2,474	$3,980
(1)Represents maturities of the Company’s long-term obligations, including finance lease obligations. Refer to Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report for more information, including certain debt financing transactions which occurred subsequent to March 31, 2026 but are not included in the table above.
(2)Represents undiscounted minimum operating lease obligations under non-cancelable operating leases having an initial remaining term over one year and is not adjusted for imputed interest. Refer to Financial Note 9, “Leases,” to the consolidated financial statements included in this Annual Report for more information.
(3)Represents estimated benefit payments for our unfunded benefit plans and minimum funding requirements for our pension plans.
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
The material cash requirements table above excludes the following obligations:
At March 31, 2026, the Company had accrued liabilities of $5.7 billion related to the settlement of opioid-related litigation claims with U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs as described in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in this Annual Report. The majority of this amount relates to opioid settlements payable to governmental entities in annual installments through 2038 pursuant to the schedule set forth in the agreements. As of March 31, 2026, $601 million is estimated to be paid within the next twelve months.
At March 31, 2026, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.2 billion. The ultimate amount and timing of any related future cash settlements cannot be predicted with reasonable certainty. Refer to Financial Note 6, “Income Taxes,” to the consolidated financial statements included in this Annual Report for additional information on income tax matters.
At March 31, 2026, our banks and insurance companies have issued $288 million of standby letters of credit and surety bonds. These were issued on our behalf and are mostly related to our customer contracts and to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, pension obligations in Europe, and our workers’ compensation and automotive liability programs.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $5.7 billion as of March 31, 2026 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 11, “Debt and Financing Activities,” to the consolidated financial statements included in this Annual Report.
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

McKESSON CORPORATION
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2026 and 2025, we had $4.0 billion and $5.7 billion, respectively, in cash and cash equivalents. At March 31, 2026 and 2025, we also had fixed-to-floating interest rate swaps with a total notional amount of $750 million, respectively. The effect of a hypothetical 50 basis point increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and fixed-to-floating interest rate swaps, would have resulted in a favorable impact of $17 million and $8 million to our earnings in fiscal 2026 and fiscal 2025, respectively.
Foreign currency exchange rate risk: We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, primarily the Canadian dollar. We are also exposed to foreign currency exchange rate risk, primarily from the Canadian dollar, the Euro, and British pound sterling, related to certain foreign subsidiaries, our foreign currency-denominated notes, and intercompany loans denominated in non-functional currencies. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars.
In August 2025, we entered into a definitive agreement to sell our Norway disposal group and we completed the sale on January 30, 2026. In September 2024, we announced an agreement to sell our Canadian retail disposal group and we completed the sale on December 30, 2024. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Annual Report for more information on these divestitures. The completion of these divestitures has reduced our foreign currency exchange rate risk as it relates to the Euro and Canadian dollar.
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
The Company and its subsidiaries are periodically exposed to balances denominated in currencies other than their functional currency. At March 31, 2026 and 2025, the effect of a hypothetical adverse 10% change in the foreign currency exchange rates on underlying balances not reported in the functional currencies of the Company and these subsidiaries would not have resulted in a material impact to our earnings in fiscal 2026 or fiscal 2025. Refer to Financial Note 1, “Significant Accounting Policies,” under the section “Foreign Currency Translation” for more information regarding our exposure to transactional gains and losses.

Table of Contents	Item 8 Index
McKESSON CORPORATION
Item 8.    Financial Statements and Supplementary Data.

Table of Contents	Item 8 Index
McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2026.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. This audit report appears on the following page of this Annual Report on Form 10-K.
May 7, 2026

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
McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of McKesson Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the "Company") as of March 31, 2026 and March 31, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and March 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

•We evaluated any events after March 31, 2026, that might affect management’s accounting treatment and related applicable disclosures.

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
May 7, 2026

We have served as the Company's auditor since 1968.

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2026	2025	2024
Revenues	$403,430	$359,051	$308,951
Cost of sales	(388,880)	(345,728)	(296,123)
Gross profit	14,550	13,323	12,828
Selling, distribution, general, and administrative expenses	(8,096)	(8,507)	(8,657)
Claims and litigation charges, net	3	(108)	(147)
Restructuring, impairment, and related charges, net	(245)	(286)	(115)
Total operating expenses	(8,338)	(8,901)	(8,919)
Operating income	6,212	4,422	3,909
Other income, net	236	202	132
Interest expense	(247)	(265)	(252)
Income before income taxes	6,201	4,359	3,789
Income tax expense	(1,102)	(878)	(629)
Net income	5,099	3,481	3,160
Net income attributable to noncontrolling interests	(337)	(186)	(158)
Net income attributable to McKesson Corporation	$4,762	$3,295	$3,002

Earnings (loss) per common share attributable to McKesson Corporation
Diluted	$38.38	$25.72	$22.39
Basic	$38.55	$25.86	$22.54

Weighted-average common shares outstanding
Diluted	124.1	128.1	134.1
Basic	123.6	127.4	133.2

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2026	2025	2024
Net income	$5,099	$3,481	$3,160

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	176	(74)	(7)
Unrealized gains (losses) on cash flow and other hedges	9	(7)	39
Changes in retirement-related benefit plans	2	30	(8)
Other comprehensive income (loss), net of tax	187	(51)	24

Comprehensive income	5,286	3,430	3,184
Comprehensive income attributable to noncontrolling interests	(337)	(186)	(158)
Comprehensive income attributable to McKesson Corporation	$4,949	$3,244	$3,026

See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$3,975	$5,691
Receivables, net	27,985	25,643
Inventories, net	24,207	23,001
Prepaid expenses and other	1,043	1,063
Total current assets	57,210	55,398
Property, plant, and equipment, net	2,668	2,502
Operating lease right-of-use assets	2,058	1,782
Goodwill	11,316	10,022
Intangible assets, net	4,079	1,464
Other non-current assets	4,992	3,972
Total assets	$82,323	$75,140

LIABILITIES AND DEFICIT
Current liabilities
Drafts and accounts payable	$59,973	$55,330
Current portion of long-term debt	1,267	1,191
Current portion of operating lease liabilities	287	258
Other accrued liabilities	5,490	4,825
Total current liabilities	67,017	61,604
Long-term debt	5,259	4,463
Long-term deferred tax liabilities	1,330	1,029
Long-term operating lease liabilities	1,801	1,478
Long-term litigation liabilities	5,091	5,601
Other non-current liabilities	2,659	2,659
Commitments and contingent liabilities (Note 17)
Redeemable noncontrolling interests	943	—
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 280 and 279 shares issued at March 31, 2026 and 2025, respectively	3	3
Additional paid-in capital	8,284	8,373
Retained earnings	22,291	17,921
Accumulated other comprehensive loss	(745)	(932)
Treasury shares, at cost, 160 and 154 shares at March 31, 2026 and 2025, respectively	(32,005)	(27,439)
Total McKesson Corporation stockholders’ deficit	(2,172)	(2,074)
Noncontrolling interests	395	380
Total deficit	(1,777)	(1,694)
Total liabilities, redeemable noncontrolling interests, and deficit	$82,323	$75,140
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2023	277	$3	$7,747	$12,295	$(905)	(141)	$(20,997)	$367	$(1,490)
Issuance of shares under employee plans, net of forfeitures	1	—	116	—	—	—	(99)	—	17
Share-based compensation	—	—	182	—	—	—	—	—	182
Repurchase of common stock	—	—	—	—	—	(7)	(3,023)	—	(3,023)
Net income	—	—	—	3,002	—	—	—	158	3,160
Other comprehensive income	—	—	—	—	24	—	—	—	24
Cash dividends declared, $2.40 per common share	—	—	—	(320)	—	—	—	—	(320)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(152)	(152)
Other	—	—	3	1	—	—	—	(1)	3
Balance, March 31, 2024	278	3	8,048	14,978	(881)	(148)	(24,119)	372	(1,599)
Issuance of shares under employee plans, net of forfeitures	1	—	101	—	—	—	(148)	—	(47)
Share-based compensation	—	—	226	—	—	—	—	—	226
Repurchase of common stock	—	—	—	—	—	(6)	(3,172)	—	(3,172)
Net income	—	—	—	3,295	—	—	—	186	3,481
Other comprehensive loss	—	—	—	—	(51)	—	—	—	(51)
Cash dividends declared, $2.75 per common share	—	—	—	(352)	—	—	—	—	(352)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(178)	(178)
Other	—	—	(2)	—	—	—	—	—	(2)
Balance, March 31, 2025	279	3	8,373	17,921	(932)	(154)	(27,439)	380	(1,694)
Issuance of shares under employee plans, net of forfeitures	1	—	89	—	—	—	(114)	—	(25)
Share-based compensation	—	—	247	—	—	—	—	—	247
Repurchase of common stock	—	—	(338)	—	—	(6)	(4,452)	—	(4,790)
Net income	—	—	—	4,762	—	—	—	197	4,959
Other comprehensive income	—	—	—	—	187	—	—	—	187
Cash dividends declared, $3.17 per common share	—	—	—	(393)	—	—	—	—	(393)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(182)	(182)
Adjustment to fair value of redeemable noncontrolling interests	—	—	(87)	—	—	—	—	—	(87)
Other	—	—	—	1	—	—	—	—	1
Balance, March 31, 2026	280	$3	$8,284	$22,291	$(745)	(160)	$(32,005)	$395	$(1,777)
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2026	2025	2024
OPERATING ACTIVITIES
Net income	$5,099	$3,481	$3,160
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	256	242	253
Amortization	473	394	382
Long-lived asset impairment charges	55	98	43
Deferred taxes	230	(110)	(603)
Charges (credits) associated with last-in, first-out inventory method	(210)	82	(157)
Non-cash operating lease expense	261	245	228
Loss (gain) from sales of businesses and investments	(573)	485	(17)
Provision for bad debts	100	(130)	819
Other non-cash items	302	424	233
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,999)	(3,935)	(2,954)
Inventories	(1,082)	(2,270)	(1,294)
Drafts and accounts payable	4,317	8,301	4,587
Operating lease liabilities	(270)	(404)	(339)
Taxes	(339)	(136)	331
Litigation liabilities	(684)	(401)	(395)
Other	219	(281)	37
Net cash provided by operating activities	6,155	6,085	4,314

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(436)	(537)	(431)
Capitalized software expenditures	(309)	(322)	(256)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(3,416)	(24)	(272)
Proceeds from sales of businesses and investments, net	830	179	47
Other	(101)	(29)	(160)
Net cash used in investing activities	(3,432)	(733)	(1,072)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	9,247	15,086	19,964
Repayments of short-term borrowings	(9,247)	(15,086)	(19,964)
Proceeds from issuances of long-term debt	1,990	498	991
Repayments of long-term debt	(1,207)	(519)	(288)
Purchase of U.S. government obligations for the satisfaction and discharge of long-term debt	—	—	(647)
Common stock transactions:
Issuances	89	101	116
Share repurchases	(4,750)	(3,146)	(3,025)
Dividends paid	(381)	(345)	(314)
Other	(372)	(554)	(175)
Net cash used in financing activities	(4,631)	(3,965)	(3,342)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20	(16)	6
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,888)	1,371	(94)
Cash, cash equivalents, and restricted cash at beginning of year	5,956	4,585	4,679
Cash, cash equivalents, and restricted cash at end of year	4,068	5,956	4,585
Less: Restricted cash at end of year included in Prepaid expenses and other	(93)	(265)	(2)
Cash and cash equivalents at end of year	$3,975	$5,691	$4,583

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest, net	$212	$273	$234
Income taxes, net of refunds	1,211	1,124	901
See Financial Notes

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation together with its subsidiaries (collectively, the “Company” or “McKesson”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. Commencing with the second quarter of fiscal 2026, the Company reports its financial results in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. The Company’s former Norwegian operations were included in Other. All prior segment information has been recast to reflect the Company’s current segment structure and presentation. Refer to Financial Note 20, “Segments of Business,” for additional information.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Trade accounts receivable represent the majority of the Company's financial assets, for which an allowance for credit losses of $194 million and $450 million were included in “Receivables, net” in the Consolidated Balance Sheets as of March 31, 2026 and 2025, respectively. During the year ended March 31, 2025, the Company reassessed its estimates related to prepetition balances associated with the Rite Aid Corporation bankruptcy which resulted in a reversal of $206 million recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations and included within the North American Pharmaceutical segment. During the years ended March 31, 2026 and 2025, the Company released $483 million and $237 million, respectively, of uncollectible receivables related to the Rite Aid Corporation provision in the Consolidated Balance Sheets.
The following table presents the components of the Company’s receivables as of March 31, 2026 and 2025:

	March 31,
(In millions)	2026	2025
Customer accounts	$24,247	$22,281
Other	3,997	3,862
Total receivables	28,244	26,143
Allowances	(259)	(500)
Receivables, net	$27,985	$25,643
Concentrations of Credit Risk and Receivables: The Company’s trade accounts receivable are subject to concentrations of credit risk with customers, primarily in its North American Pharmaceutical segment. During fiscal 2026, sales to the Company’s ten largest customers, including group purchasing organizations (“GPOs”), accounted for approximately 73% of its total consolidated revenues and approximately 43% of total trade accounts receivable at March 31, 2026. Sales to the Company’s largest customer, CVS Health Corporation (“CVS”), accounted for approximately 24% of its total consolidated revenues in fiscal 2026 and comprised approximately 21% of total trade accounts receivable at March 31, 2026. Sales to the Company’s next two largest customers accounted for 11% and 10% of total consolidated revenues in fiscal 2026. As a result, the Company’s sales and credit concentration is significant. The Company has agreements with GPOs, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies, and other healthcare providers, as well as with government entities and agencies. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. A material default in payment, a material reduction in purchases from GPOs or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. In addition, trade accounts receivables are subject to concentrations of credit risk with customers in the institutional, retail, and healthcare provider sectors, which can be affected by a downturn in the economy, changes in reimbursement policies, and other factors. This credit risk is mitigated by the size and diversity of the Company’s customer base as well as its geographic dispersion.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company believes the moving‑average inventory costing method reasonably approximates current replacement cost (“Market”). Accordingly, LIFO inventories are carried at the lower of LIFO cost or Market. At March 31, 2026 and 2025, inventories, net, totaled $24.2 billion and $23.0 billion, respectively, with approximately 59% and 63% valued using LIFO. At March 31, 2026 and 2025, LIFO reserves were $99 million and $309 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products.
A LIFO charge is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. The Company recognized a LIFO credit of $210 million in fiscal 2026, a LIFO charge of $82 million in fiscal 2025, and a LIFO credit of $157 million in fiscal 2024, all within “Cost of sales” in its Consolidated Statements of Operations. The LIFO credit in fiscal 2026 compared to a LIFO charge in fiscal 2025 was primarily due to significant brand deflation in the current fiscal year, compared to the prior fiscal year brand inflation. The LIFO charge in fiscal 2025 compared to a LIFO credit in fiscal 2024 was primarily due to higher brand inflation in fiscal 2025.
Shipping and Handling Costs: The Company includes costs to pack and deliver inventory to its customers in “Selling, distribution, general, and administrative expenses” in its Consolidated Statements of Operations. Shipping and handling costs of $1.2 billion, $1.1 billion, and $1.1 billion were recognized in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
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
The following table presents the components of the Company’s property, plant, and equipment, net as of March 31, 2026 and 2025:

	March 31,
(In millions)	2026	2025
Land	$102	$104
Building and improvements	1,451	1,433
Machinery, equipment, and other	3,151	2,772
Construction in progress	578	722
Total property, plant, and equipment	5,282	5,031
Accumulated depreciation and amortization	(2,614)	(2,529)
Property, plant, and equipment, net	$2,668	$2,502
Total depreciation expense for property, plant, and equipment, net and amortization of the ROU assets of finance leases was $287 million, $272 million, and $279 million for the years ended March 31, 2026, 2025, and 2024, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Leases: The Company leases facilities and equipment primarily under operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required, and escalations in rent payments over the term of the lease. As a practical expedient, the Company does not separate lease components from non-lease components, such as common area maintenance, utilities, and repairs and maintenance. Remaining terms for facility leases generally range from one to 15 years, while remaining terms for equipment leases generally range from one to 5 years. Most real property leases contain renewal options (typically for five-year increments). Generally, the renewal option periods are not included within the lease term as the Company is not reasonably certain to exercise that right at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Finance leases are amortized over the respective useful lives of the right-of-use (“ROU”) asset or over the term of the lease, whichever is shorter. Operating ROU assets and operating lease liabilities are recognized at the lease commencement date. ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease liabilities are recognized based on the present value of the future lease payments over the lease term, discounted at the Company’s incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company’s leases. The Company estimates the discount rate as its incremental borrowing rate based on qualitative factors including Company specific credit rating, lease term, general economics, and the interest rate environment. Operating lease liabilities are recorded in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” and the corresponding lease assets are recorded in “Operating lease right-of-use assets” in the Company’s Consolidated Balance Sheets. Finance lease assets are included in “Property, plant, and equipment, net” and finance lease liabilities are included in “Current portion of long-term debt” and “Long-term debt” in the Company’s Consolidated Balance Sheets. As a practical expedient, short-term leases with an initial term of 12 months or less are excluded from the Consolidated Balance Sheets and charges from these leases are expensed as incurred.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Intangible Assets: Currently all of the Company’s identifiable intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from three to 26 years. The Company reviews intangible assets for impairment at an asset group level whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its estimated fair value. The Company also performs a periodic review of its intangible assets and removes from the balance sheet fully amortized intangible assets that no longer provide an economic benefit, are no longer in use, or for which the related contract has expired.
Capitalized Software Held for Internal Use: The Company capitalizes costs of software held for internal use during the application development stage of a project and amortizes those costs using the straight-line method over their estimated useful lives, not to exceed 10 years. As of March 31, 2026 and 2025, capitalized software held for internal use was $764 million and $681 million, respectively, net of accumulated amortization of $750 million and $657 million, respectively, and is included in “Other non-current assets” in the Consolidated Balance Sheets. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Amortization expense for capitalized software held for internal use was $164 million, $135 million, and $102 million for the years ended March 31, 2026, 2025, and 2024, respectively.
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
Revenues generated from the distribution of pharmaceutical and medical products represent the majority of the Company’s revenues. The Company orders product from the manufacturer, receives and carries the product at its central distribution facilities, and delivers the product directly to its customers’ warehouses, hospitals, or retail pharmacies. The distribution business primarily generates revenue from a contract related to a confirmed purchase order with a customer in a distribution arrangement. Revenue is recognized when control of goods is transferred to the customer which occurs upon the Company’s delivery to the customer or upon customer pick-up. The Company also earns revenues from a variety of other sources including its retail, services, and technology businesses. Retail revenues are recognized at the point of sale. Service revenues, including technology service revenues, are recognized when services are rendered. Revenues derived from distribution and retail business at the point of sale represent approximately 98%, 99%, and 98% of total revenues for the years ended March 31, 2026, 2025, and 2024, respectively. Revenues derived from services represent approximately 2%, 1%, and 2% of total revenues for the years ended March 31, 2026, 2025, and 2024, respectively.
Revenues are recorded gross when the Company is the principal in the transaction, has the ability to direct the use of the goods or services prior to transfer to a customer, is responsible for fulfilling the promise to its customer, has latitude in establishing prices, and controls the relationship with the customer. The Company records its revenues net of sales taxes. Revenues are measured based on the amount of consideration that the Company expects to receive, reduced by estimates for return allowances, discounts, and rebates using historical data. Sales returns from customers were approximately $2.5 billion, $2.9 billion, and $3.0 billion for the years ended March 31, 2026, 2025, and 2024, respectively. Assets for the right to recover products from customers and the associated refund liabilities for return allowances were not material as of March 31, 2026 and 2025. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs. The Company records deferred revenues when payments are received or due in advance of its performance. Deferred revenues are primarily from the Company’s services arrangements and are recognized as revenues over the periods when services are performed.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company had $366 million and $354 million of contract liabilities recorded in its Consolidated Balance Sheets as of March 31, 2026 and 2025. The Company generally expenses costs to obtain a contract as incurred when the amortization period is less than one year.
Supplier Incentives: Fees for services and other incentives received from suppliers, relating to the purchase or distribution of inventory, are considered product discounts and are generally reported as a reduction to cost of sales.
Supplier Reserves: The Company establishes reserves against amounts due from suppliers relating to various fees for services and price and rebate incentives, including deductions taken against payments otherwise due to it. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs, and any other pertinent information available. The Company evaluates the amounts due from suppliers on a continual basis and adjusts the reserve estimates when appropriate based on changes in facts and circumstances. Adjustments to supplier reserves are generally included in cost of sales unless consideration from the vendor is in exchange for distinct goods or services or for pass-through rebate purchases. The ultimate outcome of any outstanding claims could be different than the Company’s estimate. The supplier reserves primarily pertain to the Company’s North American Pharmaceutical segment.
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
Foreign Currency Translation: The reporting currency of the Company and its subsidiaries is the U.S. dollar. Its foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the corresponding period and stockholders’ equity or deficit accounts are primarily translated at historical exchange rates. Foreign currency translation adjustments are included in “Other comprehensive income (loss), net of tax” in the Consolidated Statements of Comprehensive Income, and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. Gains and losses from currency exchange transactions are recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations and were not material for the years ended March 31, 2026, 2025, and 2024. The Company releases cumulative translation adjustments from stockholders’ equity or deficit into earnings as a gain or loss only upon a complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. It also releases all or a pro-rata portion of the cumulative translation adjustments into earnings upon the sale of an equity method investment that is a foreign entity or has a foreign component.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency exchange and interest rate exposures and are recorded in the Consolidated Balance Sheets at fair value. The Company uses cross-currency swaps to hedge the changes in the fair value of its foreign currency notes resulting from changes in benchmark interest rates and foreign currency exchange rates. The Company also uses floating interest rate swaps to hedge the changes in the fair value of its U.S. dollar notes resulting from changes in benchmark interest rates. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The Company uses cross-currency swaps to hedge a portion of its net investment in its foreign subsidiaries and foreign currency-denominated notes. The Company uses cash flow hedges primarily to reduce the effects of foreign currency exchange rate risk related to intercompany loans denominated in non-functional currencies. The Company uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. If the financial instrument is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are included in “Other comprehensive income (loss), net of tax” in the Consolidated Statements of Comprehensive Income, and the cumulative effect is included in the stockholders’ deficit section of the Consolidated Balance Sheets. The cumulative changes in fair value are reclassified to the same line as the hedged item in the Consolidated Statements of Operations when the hedged item affects earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis, and ineffective portions of changes in the fair value of cash flow hedges and net investment hedges are recognized in earnings following the date when ineffectiveness was identified. Any cash flows received or paid as part of the termination of derivative financial instruments are classified within the Consolidated Statements of Cash Flows in accordance with the nature of the hedged item. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings. Refer to Financial Note 14, “Hedging Activities,” for additional information.
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
Redeemable noncontrolling interests are presented outside of McKesson Corporation stockholders’ deficit on the Company’s Consolidated Balance Sheet. An adjustment is then made to reflect the carrying value of non-controlling interests at the higher of the initial carrying amount, adjusted for cumulative earnings allocations, or redemption value at each reporting date. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on fiscal 2026 acquisition activity which included Redeemable noncontrolling interests.
Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for additional information.

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
Loss Contingencies: The Company is subject to various claims, including, but not limited to, claims with customers and vendors, pending and potential legal actions for damages, investigations relating to laws and regulations, and other matters arising out of the normal conduct of its business. When a loss from one of those matters is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. However, the likelihood of a loss with respect to any particular matter is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate the loss or a range of possible loss. When a material loss is reasonably possible, or is probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided. The Company expenses legal fees when they are incurred.
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
Restructuring Charges: Restructuring charges are incurred for programs in which the Company changes its operations, the scope of a business undertaken by its business units, or the manner in which that business is conducted, as well as long-lived asset impairments. Such charges may include employee severance, retention bonuses, facility closure or consolidation costs, lease or contract termination costs, asset impairments, accelerated depreciation and amortization, and other related expenses. The restructuring programs may be implemented due to the sale or discontinuation of a product line, reorganization or management structure changes, headcount rationalization, realignment of operations or products, integration of acquired businesses, and/or company-wide cost saving initiatives. The amount and/or frequency of these restructuring charges are not part of the Company’s underlying business, which include normal levels of reinvestment in the business. Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Costs related to contracts without future benefit or contract termination are recognized at fair value at the earlier of the contract termination or the cease-use dates. Other exit-related costs are expensed as incurred. Restructuring charges may also include credit adjustments due to subsequent changes in estimates. Refer to Financial Note 3, “Restructuring Impairment and Related Charges, Net,” for additional information.
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
Treasury Stock: The Company records purchases of treasury stock at cost, which is reflected as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock, including any excise tax recognized as a result of the Inflation Reduction Act of 2022, are included in the cost of the shares acquired. Treasury stock also includes shares withheld to satisfy the tax obligations of recipients of share-based compensation. Refer to Financial Note 18, “Stockholders' Deficit,” for additional information.
Recently Adopted Accounting Pronouncements
In fiscal 2026, the Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures using a prospective transition method. ASU 2023-09 improves the transparency of income tax disclosures by requiring, on an annual basis, consistent categories, and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. As a result, the Company has provided enhanced disclosures required by ASU 2023‑09. The adoption of this standard did not have any impact on the Company’s Consolidated Financial Statements. Refer to Financial Note 6, “Income Taxes,” for additional information.
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
2.    Business Acquisitions and Divestitures
Acquisitions
For all acquisitions, the Company allocates the purchase price to the assets acquired, and the liabilities assumed, based on their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are preliminary and may be subject to additional adjustments, which may be made up to one year after the respective acquisition dates.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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

The purchase price allocation included acquired intangible finite-lived assets of $510 million and goodwill of $437 million. Goodwill attributable to the acquisition of PRISM Vision is mostly deductible for tax purposes.
The following table summarizes the preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date (As adjusted )
Purchase consideration
Cash consideration	$875
Redeemable noncontrolling interests	25
Contingent stock-based compensation liability	16
Estimated fair value of total consideration	$916

Identifiable assets acquired and liabilities assumed:
Current assets	$126
Intangible assets	510
Other non-current assets	106
Total assets	742
Current liabilities	176
Non-current liabilities	87
Net identifiable assets	479
Goodwill	437
Net assets acquired	$916
Community Oncology Revitalization Enterprise Ventures, LLC
On June 2, 2025, the Company completed the acquisition of a controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), a business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC (“FCS”). The Company acquired a 70% controlling interest for $2.5 billion in cash. The payment made upon closing was from cash on hand and the net proceeds from the May 30, 2025 public debt offering. Refer to Financial Note 11, “Debt and Financing Activities,” for additional information on the public debt offering. FCS physicians retained a 30% interest. The 30% minority interest is classified as redeemable noncontrolling interest, with a put option exercisable every five years. Refer to Financial Note 7, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for additional information.
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

(In millions)	Amounts Recognized as of Acquisition Date (As adjusted)
Purchase consideration
Cash and other considerations	$2,481
Redeemable noncontrolling interests	700
Estimated fair value of total consideration	$3,181

Identifiable assets acquired and liabilities assumed:
Current assets	$529
Intangible assets	2,310
Other non-current assets	359
Total assets	3,198
Current liabilities	464
Non-current liabilities	328
Net identifiable assets	2,406
Goodwill	775
Net assets acquired	$3,181
Divestitures
Norway
On January 30, 2026, the Company completed the sale of its retail and distribution businesses in Norway (“Norway disposal group”) for an adjusted purchase price of $821 million. The Company’s former Norwegian operations were included in Other. As part of the transaction, the Company divested net assets of $140 million. The Company determined that the Norway disposal group did not meet the criteria for classification as discontinued operations.
During the year ended March 31, 2026, the Company recorded a net gain of $480 million within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The net gain for the year ended March 31, 2026 includes a loss of $164 million related to the accumulated other comprehensive loss balances associated with the Norway disposal group.
Canada
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
During the year ended March 31, 2025, the Company recorded net charges of $667 million to remeasure the Canadian retail disposal group to fair value less costs to sell within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The remeasurement adjustment for the year ended March 31, 2025 included a $48 million loss related to the accumulated other comprehensive loss balances associated with the Canadian retail disposal group. The Company’s measurement of the fair value of the Canadian retail disposal group was based on the total consideration expected to be received by the Company as outlined in the transaction agreements. Certain components of the total consideration included Level 3 fair value measurements.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Other
For the periods presented, the Company also completed immaterial acquisitions and divestitures within its operating segments. These transactions included acquisition of 100% of the shares of New Rite Aid LLC on December 30, 2025, related to the bankruptcy of the Company’s customer, Rite Aid Corporation. Assets owned by New Rite Aid LLC, including a central fill facility in New Jersey, will be integrated into the North American Pharmaceutical segment. Financial results for the Company’s business acquisitions have been included in its consolidated financial statements as of their respective acquisition dates. Purchase prices for business acquisitions have been allocated based on estimated fair values at the respective acquisition dates.
3.    Restructuring, Impairment, and Related Charges, Net
The Company recorded restructuring, impairment, and related charges, net of $245 million, $344 million, and $115 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Of these charges $286 million were included in “Restructuring, impairment, and related charges, net” and $58 million was included in “Cost of sales” in the Consolidated Statement of Operations for the year ended March 31, 2025.
Restructuring Initiatives
During the fourth quarter of fiscal 2026, the Company approved an initiative within its Prescription Technology Solutions segment to increase operational efficiencies and cost optimization efforts, with the intent of aligning with the Company’s long-term strategy. These initiatives include headcount reductions, the exit or downsizing of certain facilities, and other costs. The Company anticipates total charges between $200 million and $250 million, consisting primarily of employee severance and other employee-related costs, and facility and other exit-related costs, including long-lived asset impairments. The Company recorded immaterial charges associated with this initiative in the fourth quarter of fiscal 2026, primarily related to asset impairments, as well as employee severance and other employee-related costs. This program is anticipated to be substantially complete by the end of fiscal 2029.
During the second quarter of fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs, as well as facility, exit and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. For the year ended March 31, 2026, the Company recorded charges of $170 million related to the initiatives, which primarily includes facility, exit and other related costs as well as severance and other employee-related costs. For the year ended March 31, 2025, the Company recorded charges of $298 million related to the initiatives, which primarily included severance and other employee-related costs as well as facility, exit and other related costs, including long-lived asset impairments.
Fiscal 2026
Restructuring, impairment, and related charges, net for the year ended March 31, 2026 consisted of the following:

	Year Ended March 31, 2026
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions (2)	Medical-Surgical Solutions (3)	Corporate & Other (4)	Total
Severance and employee-related costs, net	$9	$3	$14	$(1)	$25
Exit and other-related costs (5)	3	—	37	151	191
Asset impairments and accelerated depreciation	12	17	(8)	8	29
Total	$24	$20	$43	$158	$245
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s North American Pharmaceutical segment.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Prescription Technology Solutions segment.
(3)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(4)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Corporate and other activities.
(5)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
Fiscal 2025
Restructuring, impairment, and related charges, net for the year ended March 31, 2025 consisted of the following:

	Year Ended March 31, 2025
(In millions)	North American Pharmaceutical (1)	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions (2)	Corporate & Other (3)	Total
Severance and employee-related costs, net	$(3)	$1	$—	$137	$3	$138
Exit and other-related costs (4)	3	—	3	53	49	108
Asset impairments and accelerated depreciation	59	—	9	14	16	98
Total	$59	$1	$12	$204	$68	$344
(1)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s North American Pharmaceutical segment, including an inventory impairment charge of $58 million within "Cost of sales" in the Consolidated Statement of Operations.
(2)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Medical-Surgical Solutions segment.
(3)Includes costs related to operational efficiencies and cost optimization efforts described above to support the Company’s Corporate and other activities.
(4)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

Fiscal 2024
Restructuring, impairment, and related charges, net for the year ended March 31, 2024 consisted of the following:

	Year Ended March 31, 2024
(In millions)	North American Pharmaceutical (1)	Oncology & Multispecialty(1)	Prescription Technology Solutions	Medical-Surgical Solutions	Corporate & Other (1)(2)	Total
Severance and employee-related costs, net	$7	$5	$—	$(1)	$(1)	$10
Exit and other-related costs (3)	3	1	11	12	35	62
Asset impairments and accelerated depreciation	10	3	—	—	30	43
Total	$20	$9	$11	$11	$64	$115
(1)Includes costs related to operational efficiencies and cost optimization efforts to support the Company’s North American Pharmaceutical, Oncology & Multispecialty, Corporate and other activities.
(2)Corporate & other includes costs for business transformation and optimization efforts related to the Company’s technology organization and costs related to the Company’s divested European operations.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(3)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the years ended March 31, 2026 and 2025:

(In millions)	North American Pharmaceutical	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions	Corporate & Other	Total
Balance, March 31, 2024 (1)	$23	$3	$5	$1	$23	$55
Restructuring, impairment, and related charges, net	59	1	12	204	68	344
Non-cash charges	(58)	(1)	(9)	(14)	(16)	(98)
Cash payments	(8)	(2)	(4)	(99)	(51)	(164)
Other (2)	(5)	(1)	(3)	(2)	—	(11)
Balance, March 31, 2025 (3)	11	—	1	90	24	126
Restructuring, impairment, and related charges, net	24	—	20	43	158	245
Non-cash charges	(12)	—	(17)	8	(8)	(29)
Cash payments	(4)	—	(1)	(133)	(161)	(299)
Other (2)	(1)	—	—	2	—	1
Balance, March 31, 2026 (4)	$18	$—	$3	$10	$13	$44
(1)    As of March 31, 2024, the total reserve balance was $55 million, of which $24 million was recorded in “Other accrued liabilities” and $31 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
(2)    Other primarily includes cumulative translation adjustments as well as adjustments to Canadian retail disposal group reserves within North American Pharmaceutical segment in fiscal 2025, and transfers to certain other liabilities for the remaining segments.
(3)    As of March 31, 2025, the total reserve balance was $126 million, of which $103 million was recorded in “Other accrued liabilities” and $23 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
(4)    As of March 31, 2026, the total reserve balance was $44 million, of which $30 million was recorded in “Other accrued liabilities” and $14 million was recorded in “Other non-current liabilities” in the Company’s Consolidated Balance Sheet.
Long-Lived Asset Impairments
There were no material long-lived asset impairments recorded for any of the years presented.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Impact on Net Income
The components of share-based compensation expense and related tax benefits were as follows:

	Years Ended March 31,
(In millions)	2026	2025	2024
Restricted stock unit awards (1)	$231	$211	$168
Employee stock purchase plan	16	15	14
Share-based compensation expense	247	226	182
Tax benefit for share-based compensation expense	(72)	(85)	(72)
Share-based compensation expense, net of tax	$175	$141	$110
(1)Includes share-based compensation expense recognized for RSUs and PSUs.
Stock Plans
In April 2022, the Company’s stockholders approved the McKesson Corporation 2022 Stock Plan (the “2022 Stock Plan”), which permits the grant of awards in the form of restricted stock, RSUs, PSUs, stock options, and other share-based awards to selected employees, officers, and non-employee directors. As of March 31, 2026, 4.0 million shares remain available for future grant under the 2022 Stock Plan.
Restricted Stock Unit Awards
RSUs entitle the holder to receive a specified number of shares of the Company’s common stock, which vest over a period of generally three to four years as determined by the Compensation Committee at the time of grant. The fair value of the award is determined based on the price of the Company’s common stock on the grant date and the related share-based compensation expense is recognized over the vesting period on a straight-line basis.
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may elect to receive the underlying shares immediately or defer receipt of the shares if they meet director stock ownership guidelines. The shares will be automatically deferred for those directors who do not meet the director stock ownership guidelines. At March 31, 2026, approximately 33,000 RSUs for the Company’s directors were vested.
Performance Stock Unit Awards
PSUs are conditional upon the attainment of market and performance objectives over a specified period. The number of vested PSUs is assessed at the end of a three-year performance period upon attainment of meeting certain earnings per share targets, average return on invested capital, and for certain participants, total shareholder return (“TSR”) relative to a peer group of companies. The Company uses the Monte Carlo simulation model to measure the fair value of the total shareholder return portion of the PSUs. Starting in fiscal 2026, PSU awards are based on cumulative three‑year earnings per share and average return on invested capital targets and, for certain participants, include a TSR modifier. For awards with a TSR modifier, the Company uses a Monte Carlo simulation model to measure grant‑date fair value. For awards without a TSR modifier, the PSUs are measured at the grant-date market price. PSUs have a requisite service period of generally three years. Expense is attributed to the requisite service period on a straight-line basis based on the fair value of the PSUs, adjusted for the performance modifier at the end of each reporting period.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The weighted-average assumptions used in the Monte Carlo valuations were as follows:

	Years Ended March 31,
	2026	2025	2024
Expected stock price volatility	23%	21%	24%
Expected dividend yield	0.4%	0.5%	0.6%
Risk-free interest rate	3.9%	4.5%	3.9%
Expected life (in years)	3	3	3
The following table summarizes activity for RSUs and PSUs during fiscal 2026:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2025	0.9	$434.89
Granted	0.3	728.77
Cancelled	0.0	527.76
Vested	(0.4)	394.72
Nonvested, March 31, 2026	0.8	$556.43
The following table provides data related to RSU and PSU award activity:

	Years Ended March 31,
(In millions)	2026	2025	2024
Total fair value of shares vested	$179	$192	$143
Total compensation cost, net of estimated forfeitures, related to nonvested restricted stock unit awards not yet recognized, pre-tax	$187	$191	$205
Weighted-average period in years over which restricted stock unit award cost is expected to be recognized	1	1	2
Employee Stock Purchase Plan
The Company has an ESPP under which 23.1 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares, subject to the Company’s insider trading policies and procedures. The 15% discount provided to employees on these shares is included in share-based compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted-average shares outstanding. These amounts have not been significant for all years presented. The Company recognizes costs for employer matching contributions as ESPP expense over the relevant purchase period. Shares issued under the ESPP were not material in fiscal 2026, fiscal 2025, and fiscal 2024. At March 31, 2026, 3.1 million shares remain available for issuance.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
5.    Other Income, Net
Other income, net consists of the following:

	Years Ended March 31,
(In millions)	2026	2025	2024
Interest income (1)	$179	$173	$118
Equity in earnings, net	7	9	4
Net gains (losses) on investments in equity securities (2)	6	58	(24)
Other, net (3)	44	(38)	34
Total	$236	$202	$132
(1)The increase in interest income for fiscal 2026 compared to fiscal 2025 is primarily due to higher average intra‑period cash balances in fiscal 2026, driven by higher cash flows. The increase in fiscal 2025 compared to fiscal 2024 is primarily due to higher investable cash in fiscal 2025.
(2)Represents net realized and unrealized gains and losses as well as impairment charges on the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry. These net gains and losses primarily relate to mark-to-market adjustments for investments which are measured at fair value based on changes in the observable price of the securities and realized gains on the disposal of certain of these investments. For the year ended March 31, 2025, included net gains of $101 million related to investments in equity securities of certain U.S. growth stage companies in the healthcare industry, partially offset by a loss of $43 million related to an equity method investment. Refer to Financial Note 15, “Fair Value Measurements,” for more information on these types of investments.
(3)Other, net for all periods presented includes income recognized from finance charges to customers primarily for late fees. Other, net for the year ended March 31, 2025 includes charges of $87 million related to the termination of the U.K. pension plan. Refer to Financial Note 13, “Pension Benefits,” for more detail.
6.    Income Taxes

	Years Ended March 31,
(In millions)	2026	2025	2024
Income from continuing operations before income taxes
U.S.	$4,300	$3,735	$2,597
Foreign	1,901	624	1,192
Income from continuing operations before income taxes	$6,201	$4,359	$3,789

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Income tax expense related to continuing operations consists of the following:

	Years Ended March 31,
(In millions, except percentages)	2026	2025	2024
Current
Federal	$437	$552	$867
State	217	182	231
Foreign	218	254	134
Total current	872	988	1,232

Deferred
Federal	248	102	(360)
State	57	5	(133)
Foreign	(75)	(217)	(110)
Total deferred	230	(110)	(603)
Income tax expense	$1,102	$878	$629
Reported income tax rate	17.8%	20.1%	16.6%
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
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures using a prospective transition method in the current fiscal year. The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended March 31, 2026, in accordance with ASU 2023-09.

	Year Ended March 31, 2026
(In millions, except percentages)	Amount	Percent
U.S. federal statutory tax rate	$1,302	21.0%
State and local income taxes, net of federal income tax effect (1)	213	3.4
Foreign tax effects
Luxembourg
Valuation allowance release	(119)	(1.9)
Other	2	0.0
Germany
Divestiture of investment	(99)	(1.6)
Other foreign jurisdictions	(26)	(0.4)
Effect of cross-border tax laws (2)	(30)	(0.5)
Tax credits (2)	(27)	(0.4)
Nontaxable or nondeductible items	(21)	(0.3)
Changes in unrecognized tax benefits (2)	65	1.0
Other adjustments
Liquidation of investment	(158)	(2.5)
Effective tax rate	$1,102	17.8%

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(1)State income taxes in California, Illinois, New Jersey, Oregon and Pennsylvania represented the majority (greater than 50%) of the tax effect within this category.
(2)Reconciling items are presented on a gross basis, except for cross-border tax effects, tax credits and changes in unrecognized tax benefits (“UTBs”).
Income tax expense related to continuing operations for the years ended March 31, 2025 and 2024, prior to the adoption of ASU 2023-09, is reconciled from the U.S. federal statutory income tax rate to the Company’s effective income tax rate as follows:

	Years Ended March 31,
(In millions)	2025	2024
Income tax expense at federal statutory rate	$915	$796
State income taxes, net of federal tax benefit	145	104
Tax effect of foreign operations	(25)	(16)
Foreign-derived intangible income	(83)	(67)
Unrecognized tax benefits and settlements	91	116
Net tax benefit on intellectual property repatriation and sales	(258)	(104)
Canadian disposal transaction loss	140	—
Valuation allowance release	—	(157)
Share-based compensation	(42)	(37)
Other, net	(5)	(6)
Income tax expense	$878	$629
On January 30, 2026, the Company completed the previously announced sale of its retail and distribution businesses in Norway as part of its exit from European activities, as described in Financial Note 2, “Business Acquisitions and Divestitures.” The transaction did not result in a material income tax liability for either the Norwegian subsidiary or its German parent entity. Consequently, the Company’s effective income tax rate for fiscal 2026 was favorably impacted by this transaction.
During the year ended March 31, 2026, the Company recognized a U.S. federal tax benefit of $158 million related to the impact of the liquidation of its investment in a wholly-owned affiliate.
During the year ended March 31, 2026, the Company also recognized a tax benefit of $119 million related to the release of a valuation allowance in a foreign jurisdiction based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. In evaluating the realizability of deferred tax assets, the Company considers all available evidence, both positive and negative, as of each reporting date. As of March 31, 2026, the Company concluded that sufficient positive evidence existed to support the realization of these deferred tax assets and reduced the valuation allowance accordingly.
During the year ended March 31, 2025, the Company recognized a tax benefit of $258 million related to the sale of certain intellectual property between McKesson wholly-owned legal entities based in foreign tax jurisdictions. The transferor entities of the intellectual property were not subject to income tax on their transaction. The recipient entities of the intellectual property are entitled to amortize the fair value of the assets for tax purposes. As a result of these transactions, and in accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, net discrete tax benefits of $44 million and $214 million were recognized in the second and fourth quarters of fiscal 2025, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
During the year ended March 31, 2024, the Company recognized a tax benefit of $157 million related to the release of a valuation allowance based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing modifications to various U.S. federal tax provisions. The Company has evaluated the implications of the legislation and concluded that the provisions of the OBBBA are not expected to have a material impact on its Consolidated Financial Statements.
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2026	2025
Assets
Receivable allowances	$69	$136
Opioid-related litigation and claims	623	680
Compensation and benefit-related accruals	333	287
Loss and credit carryforwards	996	847
Lease obligations	429	423
Other	194	236
Subtotal	2,644	2,609
Less: valuation allowance	(769)	(644)
Total assets	1,875	1,965
Liabilities
Inventory valuation and other assets	(2,008)	(2,139)
Fixed assets	(303)	(4)
Lease right-of-use assets	(432)	(434)
Other	(30)	(50)
Total liabilities	(2,773)	(2,627)
Net deferred tax liability	$(898)	$(662)

Long-term deferred tax asset	$432	$367
Long-term deferred tax liability	(1,330)	(1,029)
Net deferred tax liability	$(898)	$(662)
The Company assesses the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized. As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions. The valuation allowances were approximately $769 million and $644 million in fiscal 2026 and fiscal 2025, respectively, and primarily relate to net operating and capital losses.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company has federal, state, and foreign net operating loss carryforwards of $53 million, $4.0 billion, and $1.2 billion at March 31, 2026, respectively. Federal and state net operating losses will expire at various dates from 2027 through 2046. Substantially all its foreign net operating losses have indefinite lives. In addition, the Company has federal, state and foreign capital loss carryforwards of $801 million, $1.4 billion and $1.2 billion at March 31, 2026, respectively, with various expiration dates beginning in 2031.
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023‑09 for the year ended March 31, 2026 was as follows:

Year Ended March 31,
(In millions)	2026
U.S. Federal	$839
U.S. States	131
Foreign
Canada	114
United Kingdom	103
Others	24
Total cash taxes paid, net of refunds	$1,211
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the last three fiscal years:

	Years Ended March 31,
(In millions)	2026	2025	2024
Unrecognized tax benefits at beginning of period	$1,532	$1,463	$1,399
Additions based on tax positions related to prior years	30	33	10
Reductions based on tax positions related to prior years	(5)	(43)	(2)
Additions based on tax positions related to current year	36	97	64
Reductions based on settlements	—	(13)	(8)
Reductions based on the lapse of the applicable statutes of limitations	(20)	(7)	(2)
Exchange rate fluctuations	1	2	2
Unrecognized tax benefits at end of period	$1,574	$1,532	$1,463
As of March 31, 2026, the Company had $1.6 billion in unrecognized tax benefits, of which $1.5 billion would reduce income tax expense and the effective tax rate, if recognized. The increase in unrecognized tax benefits in both fiscal 2026 and fiscal 2025 primarily relate to additions associated with recurring items.
During the fourth quarter of fiscal 2023, the Internal Revenue Service (“IRS”) communicated proposed adjustments to taxable income reported in the Company’s fiscal 2018 and fiscal 2019 U.S. Federal Corporate Income Tax returns. The adjustments would increase the Company’s federal income tax liability, excluding any applicable interest, in the range of $600 million to $700 million. The Company disagrees with the proposed adjustments and intends to pursue resolution through the administrative process with the IRS Independent Office of Appeals and, if necessary, through judicial remedies. During the first quarter of fiscal 2024, the Company filed a formal protest with the IRS. Although the final resolution of these matters is uncertain, the Company believes in the merits of its tax positions and believes that it has adequately reserved for any adjustments to the provision of income taxes that may ultimately result. However, if the IRS prevails in these matters, the assessed tax and interest could have a material adverse effect on the Company’s financial position, results of operations, and cash flows in future periods.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company reports interest and penalties on income taxes as income tax expense. It recognized income tax expense of $74 million, $80 million, and $84 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively, representing interest and penalties, in its Consolidated Statements of Operations. As of March 31, 2026 and 2025, the Company accrued cumulatively $376 million and $302 million, respectively, in interest and penalties on unrecognized tax benefits in its Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. The Company is generally subject to audit by taxing authorities in various U.S. states and in foreign jurisdictions for fiscal 2016 through the current fiscal year.
Undistributed earnings of the Company’s foreign operations of approximately $3.7 billion were considered indefinitely reinvested on March 31, 2026. Following the enactment of the 2017 Tax Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the U.S. could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material.
7.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.
During the year ended March 31, 2026, the Company initially recognized redeemable noncontrolling interests of $25 million related to its acquisition of PRISM Vision and $700 million related to its acquisition of Core Ventures. The Company utilized a Monte Carlo simulation model for its periodic valuation of the redeemable noncontrolling interests for both acquisitions. As a result, the Company recorded a fair value adjustment of $87 million, which was recorded as a decrease in the Company’s additional paid-in capital, for the year ended March 31, 2026.
The Company also recognized a redemption value adjustment to the Core Ventures redeemable noncontrolling interest of $122 million, which was recorded to “Net income attributable to noncontrolling interests” in the Company’s Consolidated Statement of Operations for the year ended March 31, 2026.
Redeemable noncontrolling interests are presented outside of stockholders’ deficit in the Company’s Consolidated Balance Sheet. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on the acquisition activity discussed above.
Noncontrolling Interests
Noncontrolling interests represent third-party equity interests in the Company’s consolidated entities primarily related to ClarusONE, Vantage, and SCRI Oncology. Noncontrolling interests in the Company’s Consolidated Balance Sheets were $395 million and $380 million at March 31, 2026 and 2025, respectively. For the years ended March 31, 2026, 2025, and 2024, the Company allocated a total of $197 million, $186 million, and $158 million of net income to noncontrolling interests, respectively.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Changes in noncontrolling interests for the years ended March 31, 2026, 2025, and 2024 were as follows:

	Fiscal 2026		Fiscal 2025	Fiscal 2024
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Noncontrolling Interests
Beginning balance	$380	$—	$372	$367
Net income attributable to noncontrolling interests	197	18	186	158
Adjustment to redemption value in net income attributable to noncontrolling interests	—	122	—	—
Payments to noncontrolling interests	(182)	(7)	(178)	(152)
Acquisition of PRISM Vision at fair value	—	25	—	—
Acquisition of Core Ventures at fair value	—	700	—	—
Adjustment to fair value	—	87	—	—
Other	—	(2)	—	(1)
Ending balance	$395	$943	$380	$372
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
The computations for basic and diluted earnings or loss per common share were as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2026	2025	2024
Numerator
Income from continuing operations	$5,099	$3,481	$3,160
Net income attributable to noncontrolling interests	(215)	(186)	(158)
Adjustment to redemption value in net income attributable to noncontrolling interests	(122)	—	—
Net income attributable to McKesson Corporation	$4,762	$3,295	$3,002

Denominator
Weighted-average common shares outstanding:
Basic	123.6	127.4	133.2
Effect of dilutive securities:
Stock options	—	—	0.2
Restricted stock units (1)	0.5	0.7	0.7
Diluted	124.1	128.1	134.1

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$38.38	$25.72	$22.39
Basic	$38.55	$25.86	$22.54

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.
9.    Leases
Lessee
Supplemental balance sheet information related to leases was as follows:

	March 31,
(In millions, except lease term and discount rate)	2026	2025
Operating leases
Operating lease right-of-use assets	$2,058	$1,782

Current portion of operating lease liabilities	$287	$258
Long-term operating lease liabilities	1,801	1,478
Total operating lease liabilities	$2,088	$1,736

Finance leases
Property, plant, and equipment, net	$137	$177

Current portion of long-term debt	$37	$32
Long-term debt	152	163
Total finance lease liabilities	$189	$195

Weighted-average remaining lease term (years)
Operating leases	8.0	8.0
Finance leases	5.5	6.3

Weighted-average discount rate
Operating leases	4.17%	4.11%
Finance leases	3.45%	3.27%
The components of lease cost were as follows:

	Years Ended March 31,
(In millions)	2026	2025	2024
Short-term lease cost	$8	$8	$14
Operating lease cost	433	418	418

Finance lease cost:
Amortization of right-of-use assets	31	30	25
Interest on lease liabilities	7	7	5
Total finance lease cost	38	37	30

Variable lease cost (1)	147	139	131
Sublease income	(44)	(36)	(35)
Total lease cost (2)	$582	$566	$558

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(1)    These amounts include payments for maintenance, taxes, payments affected by the consumer price index, and other similar metrics and payments contingent on usage.
(2)    These amounts were primarily recorded in “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations.
Supplemental cash flow information related to leases was as follows:

	Years Ended March 31,
(In millions)	2026		2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(270)		$(404)	$(339)
Operating cash flows from finance leases	—		—	(1)
Financing cash flows from finance leases	(36)		(39)	(47)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$699	(1)	$599	$391
Finance leases	34		18	21
(1)Increase in fiscal 2026 due to addition of leases from the Core Ventures and PRISM Vision acquisitions, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.”
Maturities of lease liabilities as of March 31, 2026 were as follows:

(In millions)	Operating Leases	Finance Leases	Total
Fiscal 2027	$364	$41	$405
Fiscal 2028	352	42	394
Fiscal 2029	315	39	354
Fiscal 2030	286	30	316
Fiscal 2031	244	24	268
Thereafter	916	32	948
Total lease payments (1)	2,477	208	2,685
Less imputed interest	(389)	(19)	(408)
Present value of lease liabilities	$2,088	$189	$2,277
(1)Total lease payments are not reduced by future minimum sublease income of $219 million, which is due under noncancellable subleases.
As of March 31, 2026, the Company entered into additional leases primarily for facilities that have not yet commenced with future lease payments of $46 million that are not reflected in the table above. These operating leases will commence in calendar year 2026 with noncancellable lease terms of three to 10 years.
Lessor
The Company leases certain owned equipment, classified as direct financing or sales-type leases, to physician practices. As of March 31, 2026 and 2025, the total lease receivable was $503 million and $419 million, respectively, with a weighted-average remaining lease term of approximately eight years. Interest income from these leases was not material for the years ended March 31, 2026, 2025, and 2024.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
10.    Goodwill and Intangible Assets, Net
Goodwill
In the second quarter of fiscal 2026, the Company implemented a new segment reporting structure which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. These reportable segments encompass all operating segments of the Company. The Company’s former Norwegian operations are included in Other.
Changes in the carrying amount of goodwill were as follows:

(In millions)	North American Pharmaceutical	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions	Other	Total
Balance, March 31, 2024	$2,857	$2,775	$2,024	$2,453	$23	$10,132
Goodwill acquired	1	—	11	—	4	16
Disposals (1)	(46)	—	—	—	—	(46)
Foreign currency translation adjustments, net	(80)	—	—	—	—	(80)
Other adjustments	5	(51)	(8)	54	—	—
Balance, March 31, 2025	2,737	2,724	2,027	2,507	27	10,022
Goodwill acquired (2)	—	1,266	39	—	—	1,305
Disposals (3)	—	(9)	—	—	(28)	(37)
Foreign currency translation adjustments, net	44	—	—	—	1	45
Other adjustments (4)	—	(18)	(1)	—	—	(19)
Balance, March 31, 2026	$2,781	$3,963	$2,065	$2,507	$—	$11,316
(1)Goodwill related to the Canadian retail disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more details.
(2)Primarily reflects goodwill of $432 million for the PRISM Vision acquisition and $806 million for the Core Ventures acquisition. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more details.
(3)Other reflects $28 million of goodwill related to the Norway disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more details.
(4)Primarily reflects acquisition-related goodwill adjustments. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more details.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The fair value of the reporting units is determined using a combination of an income approach based on a DCF model and a market approach based on appropriate valuation multiples observed for the reporting unit’s guideline public companies. Fair value estimates result from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions that have been deemed reasonable by management as of the measurement date. Any material changes in key assumptions, including additional government reimbursement reductions, deterioration in the financial markets, an increase in interest rates, or an increase in the cost of equity financing by market participants within the industry, or other unanticipated events and circumstances, may affect such estimates. The discount rates are the weighted-average cost of capital measuring the reporting unit’s cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company’s target capital. The unsystematic risk premium is an input factor used in calculating the discount rate that specifically addresses uncertainty related to the reporting unit’s future cash flow projections. Fair value assessments of the reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs developed using company-specific information.
The annual impairment testing performed for fiscal 2026, fiscal 2025, and fiscal 2024 did not indicate any impairment of goodwill.
Intangible Assets
Information regarding intangible assets were as follows:

	March 31, 2026				March 31, 2025
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$1,477	$(717)	$760	$1,475	$(650)	$825
Service agreements	23	3,249	(833)	2,416	1,116	(728)	388
Trademarks and trade names	20	576	(293)	283	378	(278)	100
Provider networks	21	383	(15)	368	—	—	—
Technology	9	317	(160)	157	288	(141)	147
Other	22	127	(32)	95	31	(27)	4
Total		$6,129	$(2,050)	$4,079	$3,288	$(1,824)	$1,464
All intangible assets were subject to amortization as of March 31, 2026 and 2025. Amortization of intangible assets of the Canadian retail disposal group previously classified as held for sale and disposed in December 2024 ceased in the second quarter of fiscal 2025. Amortization expense of intangible assets was $276 million, $226 million, and $249 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
Estimated amortization expense of the assets listed in the table above is as follows:

(In millions)	Estimated Amortization Expense
Fiscal 2027	$282
Fiscal 2028	278
Fiscal 2029	276
Fiscal 2030	272
Fiscal 2031	264
Thereafter	2,707

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
11.    Debt and Financing Activities
Long-term debt consisted of the following:

	March 31,
(In millions)	2026	2025
U.S. Dollar notes (1) (2)
0.90% Notes due December 3, 2025	$—	$500
1.30% Notes due August 15, 2026	500	499
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	400	399
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	500
4.65% Notes due May 30, 2030	650	—
4.95% Notes due May 30, 2032	650	—
5.10% Notes due July 15, 2033	597	597
5.25% Notes due May 30, 2035	699	—
6.00% Notes due March 1, 2041	218	217
4.88% Notes due March 15, 2044	255	255
Foreign currency notes (1) (3)
1.50% Euro Notes due November 17, 2025	—	649
1.63% Euro Notes due October 30, 2026	578	541
3.13% Sterling Notes due February 17, 2029	595	581

Lease and other obligations	195	227
Total debt	6,526	5,654
Less: Current portion	1,267	1,191
Total long-term debt	$5,259	$4,463
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At March 31, 2026 and 2025, $6.5 billion and $5.7 billion, respectively, of total debt was outstanding, of which $1.3 billion and $1.2 billion, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets.
Public Debt Offerings
On May 30, 2025, the Company completed a public debt offering of 4.65% Notes due May 30, 2030 in a principal amount of $650 million (the “2030 Notes”), a public debt offering of 4.95% Notes due May 30, 2032 in a principal amount of $650 million (the “2032 Notes”) and a public debt offering of 5.25% Notes due May 30, 2035 in a principal amount of $700 million (the “2035 Notes” and, together with the 2030 and 2032 Notes, the “Notes”). Interest on the Notes is payable semi-annually on May 30th and November 30th of each year, commencing on November 30, 2025. Total proceeds received from the issuance of the Notes, net of discounts and debt offering expenses, were $2.0 billion. The Company utilized the net proceeds from the Notes together with cash on hand to fund the acquisition of Core Ventures.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Each of the 2029 Notes, the 2030 Notes, the 2032 Notes and the 2035 Notes, constitutes a “series,” is an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness that may be outstanding from time-to-time. Each series is governed by an indenture and officers’ certificate that are materially similar to those of other series of notes issued by the Company. Upon at least 10 days’ and not more than 60 days’ notice to holders of the applicable series of the notes, the Company may redeem such series of the notes for cash in whole, at any time, or in part, from time to time, at redemption prices that include accrued and unpaid interest and a make-whole premium before a specified date, and at par plus accrued and unpaid interest thereafter until maturity, each as specified in the indenture and the officers’ certificate. If there were to occur both (a) a change of control of the Company and (b) a downgrade of the applicable series of the notes below an investment grade rating by each of the Ratings Agencies (as defined in the applicable officers’ certificate) within a specified period, then the Company would be required to make an offer to purchase that series at a price equal to 101% of the then outstanding principal amount of that series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each series, subject to the exceptions and in compliance with the conditions as applicable, specify that the Company may not consolidate, merge or sell all or substantially all of its assets, incur liens, or enter into sale-leaseback transactions exceeding specific terms, without the lenders’ consent. The indenture also contains customary events of default provisions.
Retirements and Redemption
The Company’s €600 million of 1.50% Notes and $500 million of 0.90% Notes matured on November 17, 2025 and December 3, 2025, respectively. These notes were repaid using cash on hand.
Other Information
Scheduled principal payments of long-term debt are:

(In millions)	Payments
Fiscal 2027	$1,267
Fiscal 2028	390
Fiscal 2029	1,030
Fiscal 2030	723
Fiscal 2031	676
Thereafter	2,440
Total	$6,526

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Revolving Credit Facilities
5-Year Facility
On November 7, 2022, the Company entered into a Credit Agreement (the “2022 Credit Facility”) which was subsequently amended on November 7, 2024 and May 8, 2025, that provides a syndicated $4.0 billion senior unsecured credit facility with a $3.6 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2022 Credit Facility was scheduled to mature in November 2029, but was terminated in April 2026 and replaced with the 2026 5-Year Facility described below. Borrowings under the 2022 Credit Facility bear interest based upon the Term Secured Overnight Financing Rate (“SOFR”) for credit extensions denominated in U.S. dollars, the Sterling Overnight Index Average Reference Rate for credit extensions denominated in British pound sterling, the Euro Interbank Offered Rate for credit extensions denominated in Euros, the Canadian Overnight Repo Rate Average for credit extensions denominated in Canadian dollars, a prime rate, or alternative overnight rates, as applicable, plus agreed upon margins. The 2022 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 2022 Credit Facility. If the Company does not comply with these covenants, its ability to use the 2022 Credit Facility may be suspended and repayment of any outstanding balances under the 2022 Credit Facility may be required to be repaid. The remaining terms and conditions of the 2022 Credit Facility are substantially similar to those previously in place under the 2020 Credit Facility. The Company can use funds obtained under the 2022 Credit Facility for general corporate purposes. There were no borrowings under the 2022 Credit Facility during the year ended March 31, 2026 and 2025 and no amounts outstanding at March 31, 2026 or March 31, 2025.
364-Day Credit Facility
On May 8, 2025, the Company entered into a Credit Agreement (the “364-Day Credit Facility”), that provides a syndicated $1.0 billion senior unsecured credit facility. The 364-Day Credit Facility was scheduled to mature in May 2026, but was terminated in April 2026 and replaced with the 2026 5-Year Facility described below. On or prior to the maturity date, the Company may, at its election and subject to certain customary conditions, convert the outstanding loans into a term loan that is repayable in May 2027. Borrowings under the 364-Day Credit Facility bear interest based upon SOFR for credit extensions denominated in U.S. Dollars and other relevant underlying benchmarks, plus agreed margins.
The 364-Day Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, as defined in the 364-Day Credit Facility. If the Company does not comply with these covenants, its ability to use the 364-Day Credit Facility may be suspended and any outstanding balances under the 364-Day Credit Facility may be required to be repaid. The terms and conditions of the 364-Day Credit Facility are substantially similar to those under the 2022 Credit Facility. The Company can use funds obtained under the 364-Day Credit Facility for general corporate purposes. There were no borrowings under the 364-Day Credit Facility during the year ended March 31, 2026 and no amounts outstanding at March 31, 2026.
At March 31, 2026, the Company was in compliance with all covenants under the 2022 Credit Facility and the 364-Day Credit Facility
2026 Credit Facility
On April 24, 2026, the Company terminated the 2022 Credit Facility and 364-Day Credit Facility and entered into a new Credit Agreement (the “2026 Credit Facility”) that provides a syndicated $5.0 billion senior unsecured credit facility with a $4.5 billion aggregate sublimit of availability in Canadian dollars, British pound sterling, and Euro. The 2026 Credit Facility is scheduled to mature in April 2031. Borrowings under the 2026 Credit Facility will bear interest, at the Company’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the greatest of (1) the “prime rate” as quoted by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Term SOFR rate plus 1.00%, (b) a SOFR rate determined by reference to the secured overnight financing rate published by the CME Group Benchmark Administration Limited for the interest period relevant to such borrowing or (c) a rate determined by the relevant rate administrator for loans denominated in Euro, Sterling or Canadian dollars. The margin for the 2026 Credit Facility will be based on a ratings-based pricing grid ranging from 0% to 0.25%, in the case of base rate loans, 0.625% to 1.25%, in the case of SOFR rate loans and 0.625% to 1.25%, in the case of loans denominated in Euro, Sterling or Canadian dollars. The 2026 Credit Facility contains various customary investment grade covenants, including a financial covenant which obligates the Company to maintain a maximum Total Debt to Consolidated EBITDA ratio, each as defined in the 2026 Credit Facility, excluding any indebtedness of the Medical-Surgical Solutions segment and the portion of Consolidated EBITDA attributable to that segment. If the Company

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
does not comply with these covenants, its ability to use the 2026 Credit Facility may be suspended and repayment of any outstanding balances under the 2026 Credit Facility may be required to be repaid. The remaining terms and conditions of the 2026 Credit Facility are substantially similar to those previously in place under the 2022 Credit Facility. The Company can use funds obtained under the 2026 Credit Facility for general corporate purposes.
Medical-Surgical Solutions Term Loan and Revolving Facility

On April 1, 2026, a subsidiary of the Company, McKesson Medical-Surgical Top Holdings, Inc. (“MMS Borrower”) and certain of its subsidiaries, entered into a credit agreement (the “MMS Credit Agreement”) for (i) a $750 million senior secured term “A” loan facility due 2031 (the “Term Loan A-1 Facility”), (ii) a $250 million senior secured term “A” loan facility due 2028 (the “Term Loan A-2 Facility” and, together with the Term Loan A-1 Facility, the “Term Loan A Facilities”) and (iii) a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan A Facilities, the “Senior Secured Credit Facilities”). The Revolving Credit Facility matures on April 1, 2031. MMS Borrower and certain other subsidiaries of MMS Borrower also entered into security, guaranty and other related agreements in connection with the MMS Credit Agreement.

Borrowings under the Term Loan A Facilities bear interest at a rate selected by MMS Borrower equal to either (i) the Adjusted Term SOFR Rate (as defined in the MMS Credit Agreement), plus an applicable margin equal to 1.250% per annum or (ii) the Base Rate (as defined in the MMS Credit Agreement), plus an applicable margin equal to 0.250% per annum. MMS Borrower selected an initial interest rate equal to the Adjusted Term SOFR Rate plus the applicable margin of 1.250% per annum. Borrowings under the Revolving Credit Facility will bear interest at a rate selected by MMS Borrower at a rate initially equal to either (x) the Term Benchmark Rate (as defined in the MMS Credit Agreement), plus an applicable margin equal to 1.250% per annum or (y) the Base Rate, plus an applicable margin equal to 0.250% per annum, in each case until financial statements for the fiscal quarter ending June 30, 2026 have been delivered, and thereafter at rates varying from 1.625% to 1.250% plus the Term Benchmark Rate or 0.625% to 0.250% plus the Base Rate, based on achievement of certain Total Net Leverage Ratios (as defined in the MMS Credit Agreement) and certain public corporate credit ratings. In addition, MMS Borrower is required to pay a commitment fee at rates varying from 0.225% to 0.175%.

All of MMS Borrower’s obligations under the MMS Credit Agreement are secured, subject to certain exceptions and Excluded Assets (as defined in the Credit Agreement), by a security interest in substantially all tangible and intangible assets of MMS Borrower and certain material U.S. subsidiaries of MMS Borrower (such entities, collectively, the “Guarantors”).

The MMS Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to MMS Borrower and the Guarantors, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The MMS Credit Agreement also includes financial maintenance covenants requiring MMS Borrower to maintain a maximum Total Net Leverage Ratio and a minimum Interest Coverage Ratio, in each case, tested on a quarterly basis, and customary events of default. MMS Borrower can use funds obtained under the MMS Credit Agreement to, among other things, pay indebtedness due from MMS Borrower or its subsidiaries to the Company, and other general corporate purposes. Total proceeds received from the issuance of the Term Loan A Facilities, net of discounts and debt offering expenses, were $993 million. The net proceeds from the Term Loan A Facilities were used by MMS Borrower for a payment of principal on an intercompany loan with the Company.

Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company can issue up to $5.0 billion in outstanding commercial paper notes. During the years ended March 31, 2026, 2025, and 2024, the Company borrowed and repaid $9.2 billion, $15.1 billion, and $20.0 billion, respectively, under the program. At March 31, 2026 and 2025, there were no commercial paper notes outstanding.

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
Consolidated Variable Interest Entities
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, is considered the primary beneficiary of the VIE. The Company consolidates certain single-lessee leasing entities where it, as the lessee, has the majority risk of the leased assets due to its minimum lease payment obligations to these leasing entities. As a result of absorbing this risk, the leases provide the Company with the power to direct the operations of the leased properties and the obligation to absorb losses or the right to receive benefits of the entity. The Company also consolidates certain VIEs resulting from the acquisition of PRISM Vision in fiscal 2026. Consolidated VIEs do not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Total assets and liabilities included in its Consolidated Balance Sheets for these VIEs were $818 million and $287 million, respectively, at March 31, 2026, and $610 million and $47 million, respectively, at March 31, 2025.

Investments in Unconsolidated Variable Interest Entities
The Company is involved with VIEs which it does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Its relationships include equity method investments and lending, leasing, contractual, or other relationships with the VIEs. The Company’s most significant VIE relationships are with oncology and other specialty practices. Under these practice arrangements, the Company generally owns or leases all of the real estate and equipment used by the practices and manages the practices’ administrative functions. The Company’s maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $4.0 billion and $1.6 billion at March 31, 2026 and 2025, respectively, which primarily represents the value of intangible assets related to service agreements, lease and loan receivables, operating ROU assets, and equity investments. The fiscal 2026 increase is primarily due to the inclusion of assets related to unconsolidated VIEs of Core Ventures. This amount excludes the customer loan guarantees discussed in Financial Note 16, “Financial Guarantees and Warranties.” The Company believes there is no material loss exposure on these assets or from these relationships.
13.    Pension Benefits
The Company maintains a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Non-U.S. Defined Benefit Pension Plans
As of March 31, 2026 and 2025, the Company’s non-U.S. defined benefit pension plans cover eligible employees located predominantly in Norway and Canada. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation.
The Company divested certain pension assets and liabilities as part of the Norway disposal group and the Canadian retail disposal group activities in fiscal 2026 and 2025. Refer to Financial Note 2, “Business Acquisitions and Divestitures.” for additional details on these divestitures. During fiscal 2026 and 2025, changes in the Company pension assets and accumulated other comprehensive loss related to the Norwegian and Canadian divestiture activities were not material.
During the fourth quarter of fiscal 2025, the Company settled the frozen U.K. pension plan (“U.K. Plan”) by irrevocably transferring future financial responsibilities for the plan to a third-party insurance provider (the “buy-out”). In connection with the buy-out and settlement of the U.K. Plan, a non-cash pre-tax settlement charge of $87 million was recorded in “Other income (expense), net” in the Company’s Consolidated Statement of Operations for the year ended March 31, 2025, which consisted of $53 million of pension losses and $34 million of Foreign currency translation adjustments associated with the plan.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The net periodic expense for the Company’s pension plans were $3 million, $60 million and $5 million for the years ended March 31, 2026, 2025, and 2024, respectively. The benefit obligation as of March 31, 2026 and 2025 was $40 million and $77 million, respectively. The fair value of plan assets was $25 million and $66 million and the funded status was $(15) million and $(11) million as of March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, the Company’s accumulated benefit obligations were $39 million and $74 million, respectively.
Defined Contribution Plans
The Company has a contributory retirement savings plan (“RSP”) for U.S. eligible employees. Eligible employees may contribute to the RSP up to 75% of their eligible compensation on a pre-tax or post-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company, at the discretion of its Board of Directors (the “Board”), may also make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. The Company also contributed to non-U.S. plans that are available in certain countries. Contribution expenses for the RSP and non-U.S. plans were $141 million, $128 million, and $138 million for the years ended March 31, 2026, 2025, and 2024, respectively.
Postretirement Benefits
The Company maintains a number of postretirement benefit plans, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. It also provides postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company’s fiscal year-end. The net periodic credit or expense for the Company’s postretirement welfare benefits was not material for the years ended March 31, 2026, 2025, and 2024. The benefit obligation at March 31, 2026 and 2025 was $42 million and $40 million, respectively.
14.    Hedging Activities
In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. At times, the Company limits these risks through the use of derivatives as described below. In accordance with the Company’s policy, derivatives are only used for hedging purposes. The Company does not use derivatives for trading or speculative purposes. The Company uses various counterparties for its derivative contracts to minimize the exposure to credit risk, but does not anticipate non-performance by these parties.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Derivative Instruments
At March 31, 2026 and 2025, the notional amounts of the Company’s outstanding derivatives were as follows:

			March 31, 2026		March 31, 2025
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Dec-26 to Mar-27	C$	6,500	C$	6,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Jul-26		€500		€1,100
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29		$750		$750

Derivatives designated as cash flow hedges: (2)
Foreign currency forwards	GBP	—		£—		£11
Interest rate swap locks	USD	—		$—		$850
(1)The maturity date reflected is for outstanding derivatives as of March 31, 2026.
(2)There was no ineffectiveness in these hedges for the years ended March 31, 2026, 2025, and 2024.
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
In fiscal 2025, the Company expanded the net investment hedging program by entering into cross-currency swaps and restructuring existing cross-currency swaps. As of March 31, 2026 and 2025, the outstanding notional amount of cross- currency swaps was C$6.5 billion.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
During fiscal 2023, the Company entered into floating interest rate swaps designated as fair value hedges to hedge the changes in fair value caused by fluctuations in the benchmark interest rate. In fiscal 2025, $500 million of the $1.3 billion floating interest rate swaps with original maturity dates in February 2026 and callable at any time after February 2024 were terminated. Refer to Financial Note 11, “Debt and Financing Activities,” for additional information on the Company’s debt obligations. The changes in the fair value of these derivatives are recorded in “Interest expense” in the Consolidated Statements of Operations.
During the second quarter of fiscal 2026, the Company settled €600 million of fair value cross-currency swaps with original maturity in August 2025, and subsequently entered into €600 million of fair value cross-currency swaps with maturity dates in November 2025. During the third quarter of fiscal 2026, the Company settled the €600 million fair value cross-currency swaps upon repayment of its 1.50% Euro Notes due November 17, 2025. Refer to Financial Note 11, “Debt and Financing Activities,” for additional information on the 1.50% Euro Notes repayment.
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
In January 2026, the Company entered into foreign currency forward contracts designated as cash flow hedges with a total notional amount of $791 million to hedge the variability of foreign currency exchange fluctuations related to the sale of the Norway disposal group. These foreign currency forwards were settled in January 2026, and a loss of $30 million was reclassified from accumulated other comprehensive loss and included as a component of the gain recognized on the Norway divestiture as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures.” The net gain was reflected within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations for the year ended March 31, 2026. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations for the years ended March 31, 2025, and 2024.
The Company executed a series of forward-starting interest rate swap locks designated as cash flow hedges in fiscal 2025 with a notional amount of $850 million, and in the first quarter of fiscal 2026 with a notional amount of $550 million, for a total of $1.4 billion, to hedge the cash flows associated with certain financing activities. During the first quarter of fiscal 2026, the Company completed a public debt offering of notes, at which point the interest rate swap locks were terminated, and the gains are being amortized to interest expense over the life of the Notes. Refer to Financial Note 11, “Debt and Financing Activities,” for information on the Company’s debt obligations.
In fiscal 2024, the Company entered into foreign currency forward contracts designated as cash flow hedges with a total notional amount of £45 million to hedge the variability of foreign currency exchange fluctuations in future cash payments due to a third party for capital expenditures. Certain of these foreign currency forwards matured in fiscal 2024 and fiscal 2025, and the remainder were settled in full in fiscal 2026.
Derivatives Not Designated as Hedges
Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change in fair value included in earnings. Changes in the fair values for contracts not designated as hedges are recorded directly into earnings within “Selling, distribution, general, and administrative expenses” in the Consolidated Statements of Operations. The Company did not enter into or have any outstanding derivative instruments not designated as hedges during fiscal 2026 and fiscal 2025.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended March 31,
(In millions)	2026	2025	2024
Derivatives designated as net investment hedges:
Cross-currency swaps	$(142)	$80	$3

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$—	$(4)	$39
Interest rate swap locks, Foreign currency forwards and Other	12	(6)	—
Fixed interest rate swaps	—	—	14
(1)Includes other comprehensive income related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	March 31, 2026			March 31, 2025
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$76	$160	$5,008	$54	$—	$595
Cross-currency swaps (non-current)	Other non-current assets/liabilities	40	—	542	66	18	5,550
Interest rate swaps (non-current)	Other non-current liabilities	—	12	750	—	18	750
Interest Rate Swap Locks	Other non-current liabilities	—	—	—	—	6	850
Foreign currency forwards (current)	Prepaid expenses and other	—	—	—	1	—	14
Total		$116	$172		$121	$42
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at March 31, 2026 and 2025 included investments in money market funds of $843 million and $1.0 billion, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $227 million and $103 million at March 31, 2026 and 2025, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included in “Other non-current assets” in the Consolidated Balance Sheets. During fiscal 2026, 2025, 2024, the Company recognized impairment charges, unrealized gains, and realized gains on the exit of certain investments. The Company recognized an immaterial gain in fiscal 2026, a net gain of $101 million in fiscal 2025, and a net loss of $24 million in fiscal 2024. These amounts were recorded in “Other income, net” in the Consolidated Statements of Operations. Of the gain recognized in fiscal 2025, $100 million relates to a recapitalization event of one of the Company’s investments in equity securities which resulted in an increase to the carrying value of this investment. Proceeds from the sale of a portion of this investment were $92 million. Additionally, during the fourth quarter of fiscal 2025, the Company exited one of its publicly-traded investments, receiving cash of $97 million and recognizing a gain of $44 million for the year ended March 31, 2025. These were partially offset by $44 million asset impairments recorded in the fourth quarter of fiscal 2025. The carrying value of publicly traded investments was determined using quoted prices for identical investments in active markets and are considered to be Level 1 inputs.
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2026 and 2025.
Other Fair Value Disclosures
At March 31, 2026 and 2025, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	March 31, 2026		March 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$6,526	$6,549	$5,654	$5,598
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
16.    Financial Guarantees and Warranties
Financial Guarantees
The Company has agreements with certain of its customers’ financial institutions, primarily in its North American Pharmaceutical segment, under which it has guaranteed the repurchase of its customers’ inventory or its customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For the Company’s inventory repurchase agreements, among other requirements, inventories must be in a resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and generally range from one to two years. Customers’ debt guarantees generally range from three to five years and are primarily provided to facilitate financing for certain customers. The majority of the Company’s customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2026, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $451 million and $7 million, respectively, of which the Company has not accrued any amounts.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The expirations of these financial guarantees were as follows:

(In millions)	Financial Guarantees Subject to Expiration
Fiscal 2027	$136
Fiscal 2028	269
Fiscal 2029	3
Fiscal 2030	5
Fiscal 2031	4
Thereafter	41
At March 31, 2026, the Company’s banks and insurance companies have issued $288 million of standby letters of credit and surety bonds, which were issued on the Company’s behalf primarily related to its customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and its workers’ compensation and automotive liability programs.
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
Warranties
In the normal course of business, the Company provides certain warranties and indemnification protection for its products and services. For example, the Company provides warranties that the pharmaceutical and medical-surgical products it distributes are in compliance with the U.S. Food, Drug, and Cosmetic Act and other applicable laws and regulations. It has received the same warranties from its suppliers, which customarily are the manufacturers of the products. In addition, the Company has indemnity obligations to its customers for these products, which have also been provided from its suppliers, either through express agreement or by operation of law. Accrued warranty costs were not material to the Consolidated Balance Sheets as of March 31, 2026 and 2025.
17.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below. The Company is vigorously defending itself against those claims and in those proceedings. Those matters, including commitments related to them and significant developments are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Unless otherwise stated, the Company is unable to reasonably estimate the loss or a range of possible loss for the matters described below. Often, the Company is unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a matter because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the matter. Many of the matters described are at preliminary stages, raise novel theories of liability, or seek an indeterminate amount of damages. It is not uncommon for claims to remain unresolved over many years. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and whether it can make a reasonable estimate of the loss or range of loss. When the Company determines that a loss from a matter is probable and reasonably estimable, it records a liability for an estimated amount. The Company also provides disclosure when it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability. Amounts included within “Claims and litigation charges, net” in the Consolidated Statements of Operations consist of estimated loss contingencies related to opioid-related litigation matters, as well as any applicable income items or credit adjustments due to subsequent changes in estimates.
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
State and Local Government Claims
The Company and two other national pharmaceutical distributors (collectively “Distributors”) entered into a settlement agreement (the “Settlement”) and consent judgment with 48 states and their participating subdivisions, as well as the District of Columbia and all eligible territories (the “Settling Governmental Entities”). Approximately 2,300 cases have been dismissed. The Distributors did not admit liability or wrongdoing and do not waive any defenses pursuant to the Settlement. A minimum of 85% of the $7.9 billion Settlement payments, to be paid by 2038, must be used by the Settling Governmental Entities to remediate the opioid epidemic, while the remainder relates to plaintiffs’ attorneys’ fees and costs and will be paid out through 2030. Pursuant to the Settlement, the Distributors are in the process of establishing a clearinghouse to consolidate their controlled-substance distribution data, which will be available to the settling U.S. states to use as part of their anti-diversion efforts.
The Company has also entered into separate settlement agreements with: (i) Alabama and its subdivisions for approximately $174 million through 2031, and (ii) certain West Virginia subdivisions for approximately $152 million through 2033. The Company previously settled with the state of West Virginia and has satisfied that settlement. The agreement with West Virginia subdivisions does not include school districts or the claims of Cabell County and the City of Huntington. After a trial, the claims of Cabell County and the City of Huntington, were initially decided in the Company’s favor on July 4, 2022. Those subdivisions appealed that decision and on October 28, 2025, a panel of the U.S. Court of Appeals for the Fourth Circuit issued a decision reversing the trial court’s judgment and remanding the case to the trial court for additional proceedings.
Some state and local governmental subdivisions did not participate in the Settlement, including certain municipal governments, government hospitals, school districts, and government-affiliated third-party payors. The Company contends that those subdivisions’ claims are foreclosed by the Settlement or other dispositive defenses, but the subdivisions contend that their claims are not foreclosed. An accrual for the remaining governmental subdivision claims is reflected in the total estimated liability for opioid-related claims in a manner consistent with how Settlement amounts were allocated to Settling Governmental Entities.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The City of Baltimore, Maryland, is one such subdivision. A trial of its claims against the Company and another national pharmaceutical distributor began on September 16, 2024 in the Circuit Court of Maryland for Baltimore City, Mayor and City Council of Baltimore v. Purdue Pharma LP, No. 24-C-18-000515. On September 4, 2025, the trial court entered judgment against McKesson, awarding $37 million in compensatory damages and an additional $72 million in “monetary abatement” to fund programs related to drug abuse in Baltimore. On April 24, 2026, the Supreme Court of Maryland issued an order vacating the judgment against the Company and remanding the case to the Circuit Court of Maryland for Baltimore City for further proceedings. The Company has not adjusted its existing accrual as a result of the trial court’s entry of judgment or its subsequent vacatur by the Supreme Court of Maryland.
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
Native American Tribe Claims
The Company also entered into settlement agreements for opioid-related claims of federally recognized Native American tribes. A minimum of 85% of the $196 million total settlement payments through 2027 must be used by the settling Native American tribes to remediate the opioid epidemic.
Non-Governmental Plaintiff Claims
The Company has also been a defendant in hundreds of opioid-related cases brought in the U.S. by private plaintiffs, such as hospitals, health and welfare funds, third-party payors, and individuals. These claims, and those of private entities generally, are not included in the settlement agreements described above. The Company and two other national distributors reached class-action settlements with representatives of nationwide groups of acute care hospitals and certain third-party payors. The claims of remaining U.S. non-governmental plaintiffs are not included in the charges recorded by the Company (described below).
With respect to the acute care hospitals, the Company reached a settlement of $149 million with a nationwide class, which the Company paid into escrow on November 27, 2024.
With respect to the third-party payors, the Company reached a settlement of $114 million with a nationwide class, which the Company paid into escrow on February 12, 2025. The remaining escrow payments were presented as restricted cash within “Prepaid expenses and other” in the Company’s Consolidated Balance Sheet as of March 31, 2026.
Estimated Liabilities of Opioid-related Settlements
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a nationwide class of acute care hospitals, was as follows:

(In millions)	March 31, 2026	March 31, 2025
Current litigation liabilities (1)	$601	$776
Long-term litigation liabilities	5,091	5,601
Total litigation liabilities	$5,692	$6,377
(1)These amounts, recorded in “Other accrued liabilities” in the Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the years ended March 31, 2026, 2025, and 2024, the Company made payments totaling $512 million, $515 million, and $544 million, respectively, associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Canadian Plaintiff Claims
The Company and its Canadian affiliate are also defendants in four opioid-related cases pending in Canada. These cases involve the claims of the provincial governments, municipal governments, a group representing indigenous people, as well as one case brought by an individual. The claims of a class of provincial governments are pending in the Supreme Court of British Columbia, Docket No. S-189395, and a common-issues trial is scheduled to begin February 22, 2028.
Defense of Opioids Claims
The Company believes it has valid legal defenses in all opioid-related matters, including claims not covered by settlement agreements, and it intends to mount a vigorous defense in such matters. Other than the accruals described above, the Company has not determined that a loss is probable in any of the matters; nor is any possible loss or range of loss reasonably estimable. An adverse judgment or negotiated resolution in any of these matters could have a material adverse impact on the Company’s financial position, cash flows or liquidity, or results of operations.
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

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these four sites is $28 million, net of amounts anticipated from third parties. This amount is expected to be paid out between April 2026 and March 2056. The Company has accrued $28 million for the estimated probable loss for these environmental matters in its Consolidated Balance Sheet as of March 31, 2026.
The Company has been designated as a Potentially Responsible Party (“PRP”) under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 12 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liabilities upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs.
For one such site, the Company was one of multiple recipients of a New Jersey Department of Environmental Protection directive and a separate U.S. Environmental Protection Agency (“EPA”) directive concerning natural resources damages to the Passaic River associated with the Company’s Newark, New Jersey facility. In March 2016, the EPA selected a preferred remedy for this Lower Passaic River site with an estimated cost of approximately $1.4 billion. In December 2022, the Company entered into a Consent Decree with the EPA that is currently pending approval by the U.S. District Court for the District of New Jersey and would require the Company to pay $3 million, for which the Company maintained an escrow deposit as of March 31, 2026. Accordingly, the Company’s estimated probable loss at the remaining 11 sites is approximately $27 million, which has been accrued for in the Consolidated Balance Sheet as of March 31, 2026.
Value Added Tax Assessments
The Company operates in various countries outside the U.S. which collect value added taxes (“VAT”). The determination of the manner in which a VAT applies to the Company’s foreign operations is subject to varying interpretations arising from the complex nature of the tax laws. The Company has received assessments for VAT which are in various stages of appeal. The Company disagrees with these assessments and believes that it has a strong legal argument to defend its tax positions. Certain VAT assessments relate to years covered by an indemnification agreement. Due to the complex nature of the tax laws, it is not possible to estimate the outcome of these matters. However, based on currently available information, the Company believes the ultimate outcome of these matters will not have a material adverse effect on its financial position, cash flows, or results of operations.
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
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In July 2025, the Company’s quarterly dividend was raised from $0.71 to $0.82 per share of common stock. The Company declared regular cash dividends of $3.17, $2.75, and $2.40 per share for the years ended March 31, 2026, 2025, and 2024, respectively. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the declaration and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, legal requirements, and other factors.
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
Excise taxes incurred on share repurchases of an entity’s own common stock are direct and incremental costs to purchase treasury stock, and accordingly are included in the total cost basis of the common stock acquired and reflected as a reduction of stockholders’ equity within “Treasury shares” in the Company’s Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Deficit. Excise taxes do not reduce the Company’s remaining authorization for the repurchase of common stock. Excise taxes of $40 million and $26 million were accrued for shares repurchased during the years ended March 31, 2026 and 2025, respectively. On October 30, 2024, the Company made a payment of $25 million for fiscal 2024 excise taxes previously accrued. On July 30, 2025, the Company made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of March 31, 2026 and March 31, 2025, the amount accrued for excise taxes was $40 million and $26 million, respectively, within “Other accrued liabilities” in the Company’s Consolidated Balance Sheets.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Information regarding share repurchase activity over the last three fiscal years were as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3) (5)
Balance, March 31, 2023			$3,613
Share repurchase authorization increase in fiscal 2024			6,000
Shares repurchased - Open market	6.9	$436.46	(2,998)
Balance, March 31, 2024			6,615
Share repurchase authorization increase in fiscal 2025			4,000
Shares repurchased - Open market	5.8	$543.05	(3,146)
Balance, March 31, 2025			7,469
Shares repurchased - Open market	3.3	$753.61	(2,500)
Shares repurchased - March 2026 ASR (4)	2.0	$940.91	(2,250)
Balance, March 31, 2026			$2,719
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The remaining authorization outstanding for repurchases of common stock excludes $40 million, $26 million and $25 million of excise taxes incurred on share repurchases for the years ended March 31, 2026, 2025, and 2024 respectively.
(4)In March 2026, the Company entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of the Company’s common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in the first quarter of fiscal 2027.
(5)On April 29, 2026, the Board of Directors approved the Company to repurchase up to an additional $5.0 billion shares of common stock to a total authorization of $7.7 billion as of April 2026.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Accumulated Other Comprehensive Loss
Information regarding changes in the Company’s accumulated other comprehensive loss by component were as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2023	$(847)	$(14)	$(36)	$(8)	$(905)
Other comprehensive income (loss) before reclassifications	(9)	2	39	(6)	26
Amounts reclassified to earnings and other	—	—	—	(2)	(2)
Other comprehensive income (loss)	(9)	2	39	(8)	24
Balance, March 31, 2024	(856)	(12)	3	(16)	(881)
Other comprehensive income (loss) before reclassifications	(214)	59	(5)	(16)	(176)
Amounts reclassified to earnings and other (4) (5)	81	—	(2)	46	125
Other comprehensive income (loss)	(133)	59	(7)	30	(51)
Balance, March 31, 2025	(989)	47	(4)	14	(932)
Other comprehensive income (loss) before reclassifications	122	(105)	(21)	(3)	(7)
Amounts reclassified to earnings and other (6)	159	—	30	5	194
Other comprehensive income (loss)	281	(105)	9	2	187
Balance, March 31, 2026	$(708)	$(58)	$5	$16	$(745)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada and Europe into the Company’s reporting currency, U.S. dollars.
(2)Amounts before reclassifications recorded in fiscal 2026, fiscal 2025, and fiscal 2024 include gains (losses) of $(142) million, $80 million, and $3 million, respectively, related to net investment hedges from cross-currency swaps. These amounts are net of income tax benefit (expense) of $37 million, $(21) million, and $(1) million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
(3)Amounts before reclassifications recorded in fiscal 2026, fiscal 2025, and fiscal 2024 include gains (losses) of $(21) million for cash flow and other hedges related to foreign currency forwards, and $(4) million, and $39 million, respectively, related to cash flow and other hedges from cross-currency swaps. Amounts before reclassifications recorded in fiscal 2025 include (losses) of $(6) million related to cash flow hedges from interest rate swap locks and foreign currency forwards. Amounts before reclassifications recorded in fiscal 2024 include gains of $14 million, respectively, related to cash flow hedges from fixed interest rate swaps. These amounts are net of income tax benefit (expense) of $(3) million, $3 million, and $(14) million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
(4)Includes adjustments to Foreign Currency Translation Adjustments, Net of Tax for the year ended March 31, 2025 related to the Canadian retail disposal group, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” These amounts were included in the current and prior periods calculation of charges to remeasure the assets and liabilities held for sale to fair value less costs to sell recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operation.
(5)Adjustments to Unrealized Gains (Losses) and Other Components of Benefit Plans, Net of Tax for the year ended March 31, 2025 include reclassification of losses related to the termination of the U.K. pension plan as discussed in Financial Note 13, “Pension Benefits.” Amounts reclassified to earnings and other includes a net income tax impact of $11 million.
(6)Includes adjustments related to the Norway disposal group, net of tax for the year ended March 31, 2026, as discussed in more detail in Financial Note 2, “Business Acquisitions and Divestitures,” These amounts were included in the current and prior periods calculation of net gain on sale recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
19.    Related Party Balances and Transactions
In fiscal 2026 and 2025, the North American Pharmaceutical segment’s sales to one of the Company’s equity method investees totaled $1.6 billion and $1.1 billion, respectively. Trade receivables related to transactions from this investee were $443 million and $313 million as of March 31, 2026 and March 31, 2025, respectively.
20.    Segments of Business
Commencing in the second quarter of fiscal 2026, the Company implemented a new segment reporting structure which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. The Company’s former Norwegian operations are included in Other. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. These segment changes reflect how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and assesses performance beginning in the second quarter of fiscal 2026. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its operating segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
The CODM uses operating profit before interest expense and income taxes to assess performance and allocate resources for each reportable segment during the Company’s annual long-term planning process and through quarterly operating reviews focused on each segment’s results compared to the budget and rolling forecast. The CODM is regularly provided with budgeted or forecasted expense information for the segment and also uses consolidated expense information. Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not reported in the Company’s disclosures.

The North American Pharmaceutical segment provides distribution and logistics services for branded, generic, specialty, biosimilar and over-the-counter pharmaceutical drugs along with other healthcare-related products to customers in the U.S. and Canada. In addition, the segment sells financial, operational, and clinical solutions to pharmacies (retail, hospital, alternate sites) and provides consulting, outsourcing, technological, and other services. The U.S. distribution operations were previously included in the former U.S. Pharmaceutical reportable segment, and the Canadian operations were previously included in the former International reportable segment.
The Oncology & Multispecialty segment includes provider solutions that encompass specialty drug distribution, group purchasing organizations, infusion services, direct to patient pharmacy capabilities, cell and gene therapy services with InspiroGene, technology solutions, practice consulting services, and vaccine distribution. In addition, the segment supports the U.S Oncology Network, one of the largest networks of physician-led, integrated, community-based oncology practices dedicated to advancing high-quality, evidence-based cancer care in the U.S. The segment also includes PRISM Vision, which drives patient outcomes in a retina and ophthalmology setting. Combined with Sarah Cannon Research Institute and the technology business, Ontada, this segment provides research, insights, technologies, and services that address and improve cancer and specialty care. This segment was previously reflected in the former U.S. Pharmaceutical reportable segment.
The Prescription Technology Solutions segment helps solve medication access, affordability, and adherence challenges for patients by working across healthcare to connect patients, pharmacies, providers, pharmacy benefit managers, health plans, and biopharma companies. Prescription Technology Solutions serves the Company’s biopharma and life sciences partners, delivering innovative solutions that help people get the medicine they need to live healthier lives. This segment offers technology services, which includes electronic prior authorization, prescription price transparency, benefit insight, dispensing support services, and patient enrollment, in addition to third-party logistics and wholesale distribution support designed to benefit stakeholders.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The Medical-Surgical Solutions segment is a leading provider of medical-surgical supplies, laboratory equipment and pharmaceutical distribution, logistics, and other services to non-acute settings in the U.S. These include healthcare providers operating in ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes, hospice and home health care agencies, government facilities and online marketplaces and retailers. This segment offers national brand medical-surgical products as well as its own line of more than 4,000 high-quality products through a network of distribution centers in the U.S. During fiscal 2026, the Company announced its intention to separate this segment into an independent company. As a part of the separation strategy, on April 20, 2026, the Company announced it had entered into a definitive agreement under which funds managed by affiliates of Apollo Global Management, Inc. (“Apollo Funds”) will acquire approximately 13% minority ownership interest in the Medical‑Surgical Solutions segment through an investment of approximately $1.25 billion in the segment’s convertible preferred equity. This transaction is subject to regulatory approvals and customary closing conditions.
The Company’s former Norwegian operations, which provided distribution and services to wholesale and retail customers in Norway where it owned, partnered, or franchised with retail pharmacies, were included in Other. During fiscal 2026, the Company completed the previously announced transaction to sell its Norway disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Financial information relating to the Company’s reportable operating segments and reconciliations to the consolidated totals was as follows:

	Years Ended March 31,
(In millions)	2026	2025	2024
Segment revenues (1)
North American Pharmaceutical	$336,652	$304,507	$261,368
Oncology & Multispecialty	48,423	36,862	30,490
Prescription Technology Solutions	5,805	5,216	4,769
Medical-Surgical Solutions	11,507	11,380	11,309
Other	1,043	1,086	1,015
Total revenues	$403,430	$359,051	$308,951

Other segment expense, net (2)
North American Pharmaceutical (3)	$332,994	$301,562	$259,030
Oncology & Multispecialty (4)	47,274	36,095	29,783
Prescription Technology Solutions (5)	4,761	4,341	3,934
Medical-Surgical Solutions (6)	10,569	10,601	10,354
Other (7)	453	1,032	958
Total other expense, net	$396,051	$353,631	$304,059

Segment operating profit
North American Pharmaceutical	$3,658	$2,945	$2,338
Oncology & Multispecialty	1,149	767	707
Prescription Technology Solutions	1,044	875	835
Medical-Surgical Solutions	938	779	955
Other	590	54	57
Subtotal	7,379	5,420	4,892
Corporate expenses, net (8)	(931)	(796)	(851)
Interest expense	(247)	(265)	(252)
Income before income taxes	$6,201	$4,359	$3,789

Segment depreciation and amortization (9)
North American Pharmaceutical	$134	$155	$197
Oncology & Multispecialty	240	148	137
Prescription Technology Solutions	82	86	84
Medical-Surgical Solutions	96	91	82
Other	4	18	14
Corporate	173	138	121
Total segment depreciation and amortization	$729	$636	$635

Segment expenditures for long-lived assets (10)
North American Pharmaceutical	$334	$243	$159
Oncology & Multispecialty	78	88	96
Prescription Technology Solutions	4	11	31
Medical-Surgical Solutions	94	163	159
Other	10	17	13
Corporate	225	337	229
Total segment expenditures for long-lived assets	$745	$859	$687

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(1)Revenues from services on a disaggregated basis represent less than 1% of the North American Pharmaceutical segment’s total revenues, approximately 7% of the Oncology & Multispecialty segment’s total revenues, approximately 43% of the Prescription Technology Solutions segment’s total revenues, and less than 1% of the Medical-Surgical Solutions segment’s total revenues. The Company’s former Norwegian operations are included in Other. Revenues for the four reportable segments are derived in the U.S and Canada.
(2)Other segment expense, net include cost of sales, total operating expenses, and other income, net, for the Company’s reportable segments.
(3)The Company’s North American Pharmaceutical other segment expense, net includes the following:
•a credit of $210 million, a charge of $82 million, and a credit of $157 million for the years ended March 31, 2026, 2025, and 2024, respectively, related to the LIFO method of accounting for inventories. These amounts were recorded within “Cost of sales” in the Company’s Consolidated Statements of Operations;
•cash receipts for the Company’s share of antitrust legal settlements were $23 million, $444 million, and $244 million for the years ended March 31, 2026, 2025, and 2024, respectively. These gains were recorded within “Cost of sales” in the Company’s Consolidated Statements of Operations;
•a charge of $605 million for the year ended March 31, 2025 to remeasure the assets and liabilities of the Canadian retail disposal group to fair value less costs to sell, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”
•related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”), the Company recognized a credit of $206 million for the year ended March 31, 2025 to reassess the previously reserved prepetition balance and a charge of $725 million for the year ended March 31, 2024 which primarily reflects the initial provision for bad debts. These were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations;
•restructuring charges of $59 million for the year ended March 31, 2025 for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;” and
•charges of $57 million and $74 million for the years ended March 31, 2025 and 2024, respectively, related to the estimated liability for opioid-related claims, as discussed in Financial Note 17, “Commitments and Contingent Liabilities."
(4)The Company’s Oncology & Multispecialty other segment expense, net includes the following:
•charges of $96 million for the year ended March 31, 2026 related to the acquisition and integration of PRISM Vision and Core Ventures, which were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statement of Operations;
•a net gain of $51 million for the year ended March 31, 2026 related to the sale of an investment and market decisions, which was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statement of Operations; and
•a loss of $43 million for the year ended March 31, 2025 related to one of the Company’s equity method investments, which was recorded within “Other income, net” in the Company’s Consolidated Statement of Operations.
(5)The Company’s Prescription Technology Solutions other segment expense, net includes gains of $78 million in fiscal 2024 resulting from fair value adjustments of the Company’s contingent consideration liability related to the RxSS acquisition, which were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statement of Operations.
(6)The Company’s Medical-Surgical Solutions other segment expense, net includes the following:
•charges of $25 million for the year ended March 31, 2026 related to the Company’s planned separation of its Medical‑Surgical Solutions segment, which were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statement of Operations; and
•restructuring charges of $43 million and $204 million for the years ended March 31, 2026 and 2025, respectively, for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(7)The Company’s other segment expense, net for Other for the year ended March 31, 2026 includes a net gain of $503 million related to the sale of the Norway disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures.”
(8)Corporate expenses, net, includes the following:
•charges of $52 million for the year ended March 31, 2026 related to the Company’s planned separation of its Medical‑Surgical Solutions business, which were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statement of Operations;
•a net charge of $23 million for the year ended March 31, 2026 related to the sale of our Norway disposal group as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”
•a charge of $87 million for the year ended March 31, 2025 related to the termination of the U.K. pension plan as discussed in Financial Note 13, “Pension Benefits;”
•a charge of $62 million for the year ended March 31, 2025 related to the effect of accumulated other comprehensive loss components from the Canadian retail disposal group, as discussed in Financial Note 2, “Business Acquisitions and Divestitures;”

Table of Contents	Item 8 Index
McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
•a net gain of $101 million and a net loss of $24 million for the years ended March 31, 2025 and 2024, respectively, related to the Company’s investments in equity securities of certain U.S. growth stage companies in the healthcare industry, as discussed in Financial Note 15, “Fair Value Measurements;”
•net charges of $51 million and $73 million for the years ended March 31, 2025 and 2024, respectively, related to the estimated liability for opioid-related claims, as discussed in Financial Note 17, “Commitments and Contingent Liabilities;”
•restructuring charges of $158 million, $68 million, and $64 million for the years ended March 31, 2026, 2025, and 2024, respectively, for restructuring initiatives, as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;” and
•charges of $11 million, $14 million, and $35 million for the years ended March 31, 2026, 2025, and 2024, respectively, for opioid-related costs, primarily litigation expenses, which were recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Consolidated Statements of Operations.
(9)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(10)Long-lived assets consist of property, plant, and equipment, net and capitalized software.
Long-lived assets by geographic areas were as follows:

	March 31,
(In millions)	2026	2025
Long-lived assets
United States	$3,177	$2,877
Foreign	255	306
Total long-lived assets	$3,432	$3,183

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
Changes in Internal Controls
There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Pre-arranged Trading Plans
On March 2, 2026, Napoleon B. Rutledge Jr, our Senior Vice President and Controller, adopted a Rule 10b5-1 trading arrangement for the sale of up to 912 shares of the Company’s common stock. The duration of the trading arrangement is until March 4, 2027 or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Mr. Rutledge represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Information about our directors is incorporated by reference from the discussion under the heading “Election of Directors” under Item 1 of our Proxy Statement for the calendar year 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Annual Report (the “Proxy Statement”). Information about our executive officers is incorporated by reference from the discussion in Part I of this Annual Report under the heading “Information about our Executive Officers.” Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Experts, is incorporated by reference from the discussion in Item 1 of the Proxy Statement under the heading “The Board, Committees and Meetings,” and in Item 2 of the Proxy Statement under the heading “Audit Committee Report.”

McKESSON CORPORATION
Information about the Code of Conduct applicable to all employees, officers, and directors can be found on our website, www.mckesson.com, under the caption “About — Corporate Governance.” Our Corporate Governance Guidelines and current charters for the Audit Committee, Compensation and Talent Committee, Governance and Sustainability Committee, as well as the Compliance Committee and Finance Committee, can be found on the same website, under the same caption.
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
The following table sets forth information as of March 31, 2026 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding warrants, and rights	Weighted-average exercise price of outstanding warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	0.8 (2)	$—	7.1 (3)
Equity compensation plans not approved by security holders	—	$—	—
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
(3)Represents 3.1 million shares available for purchase under the 2000 Employee Stock Purchase Plan and 4.0 million shares available for grant under the 2022 Stock Plan.
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
Item 14.    Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2027” in the Proxy Statement is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15.    Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID: 34)	60

Consolidated Statements of Operations for the years ended March 31, 2026, 2025, and 2024	63

Consolidated Statements of Comprehensive Income for the years ended March 31, 2026, 2025, and 2024	64

Consolidated Balance Sheets as of March 31, 2026 and 2025	65

Consolidated Statements of Stockholders’ Deficit for the years ended March 31, 2026, 2025, and 2024	66

Consolidated Statements of Cash Flows for the years ended March 31, 2026, 2025, and 2024	67

Financial Notes	68

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	123

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

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Year	Charges (Credits) to Costs and Expenses		Charges to Other Accounts (3)	Deductions From Allowance Accounts (1)		Balance at End of Year (2)
Year Ended March 31, 2026
Allowances for credit losses	$472	$100		$(38)	$(330)	(5)	$204
Other allowances	48	—		16	1		65
	$520	$100		$(22)	$(329)		$269

Year Ended March 31, 2025
Allowances for credit losses	$877	$(130)		$(2)	$(273)	(5)	$472
Other allowances	54	—		(4)	(2)		48
	$931	$(130)		$(6)	$(275)		$520

Year Ended March 31, 2024
Allowances for credit losses	$114	$819	(4)	$5	$(61)		$877
Other allowances	46	—		9	(1)		54
	$160	$819		$14	$(62)		$931

		Years Ended March 31,
		2026	2025	2024
(1)	Deductions:
	Written-off	$(329)	$(275)	$(62)
	Credited to other accounts and other	—	—	—
	Total	$(329)	$(275)	$(62)

(2)	Amounts shown as deductions from current and non-current receivables (current allowances were $259 million, $500 million, and $921 million at March 31, 2026, 2025, and 2024, respectively)	$269	$520	$931

(3)	Primarily represents reclassifications to other balance sheet accounts.

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

(5)	Includes the release of $483 million and $237 million of uncollectible receivables related to the Rite Aid provision for the years ended March 31, 2026 and 2025, respectively.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Incorporation of McKesson Corporation, as amended through July 31, 2024	10-Q	1-13252	3.1	August 7, 2024
3.1.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.1.2	Certificate of Amendment of Certificate of Incorporation, dated July 31, 2024	10-Q	1-13252	3.1.2	August 7, 2024
3.2	Amended and Restated By-Laws of the Company, as amended April 26, 2023.	8-K	1-13252	3.1	April 28, 2023
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.5	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.6	Officers’ Certificate, dated as of March 10, 2014, and related Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
4.7	Officer’s Certificate, dated as of February 17, 2017, and related Form of 2021 Euro Note, Form of 2025 Euro Note, and Form of 2029 Sterling Note.	8-K	1-13252	4.1	February 17, 2017
4.8	Officer’s Certificate, dated as of February 12, 2018, and related Form of 2026 Euro Note.	8-K	1-13252	4.1	February 13, 2018

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.9	Officer’s Certificate, dated as of February 16, 2018, and related Form of 2028 Note.	8-K	1-13252	4.1	February 21, 2018
4.10	Officer’s Certificate, dated as of November 30, 2018, and Form of 2029 Note.	8-K	1-13252	4.1	November 30, 2018
4.11	Officer’s Certificate, dated as of December 3, 2020, and related Form of 2025 Note.	8-K	1-13252	4.1	December 3, 2020
4.12	Officer’s Certificate, dated as of August 12, 2021, and related Form of 2026 Note.	8-K	1-13252	4.1	August 12, 2021
4.13	Indenture, dated as of February 15, 2023, by and between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee.	8-K	1-13252	4.1	February 15, 2023
4.14	Officer’s Certificate, dated as of June 15, 2023, and related Form of 2028 Note and Form of 2033 Note.	8-K	1-13252	4.1	June 16, 2023
4.15	Officer’s Certificate, dated as of September 10, 2024, and related Form of 2029 Note.	8-K	1-13252	4.1	September 10, 2024
4.16	Officer’s Certificate, dated as of May 30th, 2025, and related Form of 2030 Note, Form of 2032 Note and Form of 2035 Note.	8-K	1-13252	4.1	May 30, 2025
4.17†	Description of the Company’s Securities.	—	—	—	—
10.1*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.2*	McKesson Corporation Supplemental Retirement Savings Plan, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.2	October 30, 2019
10.3*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.4*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated effective July 30, 2019.	10-Q	1-13252	10.1	October 30, 2019
10.5*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.6*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated April 26, 2022.	10-K	1-13252	10.6	May 9, 2022
10.7*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated effective January 28, 2020.	10-K	1-13252	10.8	May 22, 2020
10.8*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.9*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.10*	McKesson Corporation 2013 Stock Plan, effective July 31, 2013.	8-K	1-13252	10.1	August 2, 2013
10.11*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	10-K	1-13252	10.13	May 9, 2022
10.12*	McKesson Corporation 2022 Stock Plan, effective July 22, 2022.	S-8	333-266356	10.1	July 27, 2022
10.13*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan.	10-Q	1-13252	10.2	August 3, 2022
10.14*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.15*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan, effective April 23, 2024.	10-K	1-13252	10.22	May 8, 2024
10.16*	Forms of Statement of Terms and Conditions and Grant Notices Applicable to Awards Pursuant to the McKesson Corporation 2022 Stock Plan, effective April 29, 2025.	10-K	1-13252	10.26	May 9, 2025
10.17*	McKesson Corporation Management Incentive Plan, as amended and restated May 20, 2025.	10-Q	1-13252	10.1	August 6, 2025
10.18*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Management Incentive Plan, effective May 20, 2025.	10-Q	1-13252	10.2	August 6, 2025
10.19	Tax Matters Agreement, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC and Change Healthcare Holdings, LLC dated as of March 9, 2020.	8-K	1-13252	10.1	March 13, 2020
10.20	Distributor Settlement Agreement related to opioids claims, entered into on February 25, 2022, among the Settling States, the Settling Distributors, and the Participating Subdivisions (as defined therein).	8-K/A	1-6671	10.1	May 3, 2022
10.21*	Advisor Agreement dated March 5, 2026, between Britt J. Vitalone and McKesson Corporation*	8-K	1-13252	10.1	March 5, 2026
10.22	Credit Agreement, dated as of April 1, 2026, among McKesson Medical-Surgical Top Holdings Inc., as borrower, the lenders, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto.	8-K	1-13252	10.1	April 6, 2026
10.23	Credit Agreement, dated as of April 24, 2026, among the Company, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto	8-K	1-13252	10.1	April 28, 2026
19.1	Insider Trading Policy and Procedure applicable to all directors, officers, and employees.	10-K	1-13252	19.1	May 8, 2024
19.2	Designated Insider Trading Policy and Procedure applicable to all directors and officers, and certain specified employees.	10-K	1-13252	19.2	May 8, 2024
19.3	Section 16 Insider Policy and Procedure applicable to all directors and officers.	10-K	1-13252	19.3	May 8, 2024
19.4	Pre-Arranged Trading Plan Policy and Procedure applicable to all directors, officers, and employees.	10-K	1-13252	19.4	May 8, 2024
19.5	Share Repurchase and Sale Policy applicable to the Company.	10-K	1-13252	19.5	May 8, 2024
21†	List of Significant Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
97	McKesson Corporation Financial Restatement Compensation Recoupment Policy, effective October 25, 2023.	10-K	1-13252	97	May 8, 2024

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Deficit, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	—	—	—	—

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

McKESSON CORPORATION

May 7, 2026	/s/ Britt J. Vitalone
Britt J. Vitalone
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Brian S. Tyler	/s/ Julie L. Gerberding, M.D., M.P.H.
Brian S. Tyler Chief Executive Officer and Director (Principal Executive Officer)	Julie L. Gerberding, M.D., M.P.H., Director

/s/ Britt J. Vitalone	/s/ James H. Hinton
Britt J. Vitalone Executive Vice President and Chief Financial Officer (Principal Financial Officer)	James H. Hinton, Director

/s/ Napoleon B. Rutledge Jr.	/s/ Donald R. Knauss
Napoleon B. Rutledge Jr. Senior Vice President and Controller (Principal Accounting Officer)	Donald R. Knauss, Director

/s/ Dominic J. Caruso	/s/ Bradley E. Lerman
Dominic J. Caruso, Director	Bradley E. Lerman, Director

/s/ Lynne M. Doughtie	/s/ Maria N. Martinez
Lynne M. Doughtie, Director	Maria N. Martinez, Director

/s/ W. Roy Dunbar	/s/ Kevin M. Ozan
W. Roy Dunbar, Director	Kevin M. Ozan, Director

/s/ Deborah Dunsire, M.D.	/s/ Kathleen Wilson-Thompson
Deborah Dunsire, M.D., Director	Kathleen Wilson-Thompson, Director

May 7, 2026