Form 10-Q
period 2026-06-30
MCKESSON CORP
filed 2026-08-05
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 116,590,363 shares of the issuer’s common stock were outstanding as of July 31, 2026.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenues	$105,380	$97,827
Cost of sales	(101,695)	(94,548)
Gross profit	3,685	3,279
Selling, distribution, general, and administrative expenses	(2,264)	(2,196)
Claims and litigation charges, net	34	—
Restructuring, impairment, and related charges, net	(136)	(47)
Total operating expenses	(2,366)	(2,243)
Operating income	1,319	1,036
Other income, net	66	64
Interest expense	(77)	(49)
Income before income taxes	1,308	1,051
Income tax expense	(276)	(220)
Net income	1,032	831
Net income attributable to noncontrolling interests	(418)	(47)
Net income attributable to McKesson Corporation	$614	$784

Earnings per common share attributable to McKesson Corporation
Diluted	$5.15	$6.25
Basic	$5.17	$6.28

Weighted-average common shares outstanding
Diluted	119.2	125.5
Basic	118.7	124.9

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net income	$1,032	$831

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(9)	21
Unrealized gains on cash flow and other hedges	5	14
Changes in retirement-related benefit plans	—	(1)
Other comprehensive income (loss), net of tax	(4)	34

Comprehensive income	1,028	865
Comprehensive income attributable to noncontrolling interests	(418)	(47)
Comprehensive income attributable to McKesson Corporation	$610	$818

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2026	March 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$5,164	$3,975
Receivables, net	30,316	27,985
Inventories, net	26,259	24,207
Prepaid expenses and other	1,098	1,043
Total current assets	62,837	57,210
Property, plant, and equipment, net	2,684	2,668
Operating lease right-of-use assets	1,941	2,058
Goodwill	11,278	11,316
Intangible assets, net	4,013	4,079
Other non-current assets	5,577	4,992
Total assets	$88,330	$82,323

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current liabilities
Drafts and accounts payable	$63,731	$59,973
Current portion of long-term debt	1,297	1,267
Current portion of operating lease liabilities	292	287
Other accrued liabilities	5,036	5,490
Total current liabilities	70,356	67,017
Long-term debt	8,432	5,259
Long-term deferred tax liabilities	1,363	1,330
Long-term operating lease liabilities	1,680	1,801
Long-term litigation liabilities	5,058	5,091
Other non-current liabilities	2,742	2,659
Redeemable noncontrolling interests	2,563	943
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 280 shares issued at June 30, 2026 and March 31, 2026	3	3
Additional paid-in capital	8,588	8,284
Retained earnings	22,808	22,291
Accumulated other comprehensive loss	(749)	(745)
Treasury shares, at cost, 164 and 160 shares at June 30, 2026 and March 31, 2026, respectively	(34,890)	(32,005)
Total McKesson Corporation stockholders’ deficit	(4,240)	(2,172)
Noncontrolling interests	376	395
Total deficit	(3,864)	(1,777)
Total liabilities, redeemable noncontrolling interests, and deficit	$88,330	$82,323
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2026	280	$3	$8,284	$22,291	$(745)	(160)	$(32,005)	$395	$(1,777)
Issuance of shares under employee plans, net of forfeitures	—	—	23	—	—	—	(102)	—	(79)
Share-based compensation	—	—	67	—	—	—	—	—	67
Repurchase of common stock	—	—	214	—	—	(4)	(2,783)	—	(2,569)
Net income	—	—	—	614	—	—	—	35	649
Other comprehensive loss	—	—	—	—	(4)	—	—	—	(4)
Cash dividends declared, $0.82 per common share	—	—	—	(96)	—	—	—	—	(96)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(52)	(52)
Adjustment to fair value of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	—	(1)
Other	—	—	1	(1)	—	—	—	(2)	(2)
Balance, June 30, 2026	280	$3	$8,588	$22,808	$(749)	(164)	$(34,890)	$376	$(3,864)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2025	279	$3	$8,373	$17,921	$(932)	(154)	$(27,439)	$380	$(1,694)
Issuance of shares under employee plans, net of forfeitures	1	—	22	—	—	—	(106)	—	(84)
Share-based compensation	—	—	55	—	—	—	—	—	55
Repurchase of common stock	—	—	—	—	—	(1)	(592)	—	(592)
Net income	—	—	—	784	—	—	—	47	831
Other comprehensive income	—	—	—	—	34	—	—	—	34
Cash dividends declared, $0.71 per common share	—	—	—	(89)	—	—	—	—	(89)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Other	—	—	(1)	—	—	—	—	(1)	(2)
Balance, June 30, 2025	280	$3	$8,449	$18,616	$(898)	(155)	$(28,137)	$379	$(1,588)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$1,032	$831
Adjustments to reconcile to net cash used in operating activities:
Depreciation	69	62
Amortization	126	95
Asset impairment charges	47	2
Deferred taxes	19	(8)
Credits associated with last-in, first-out inventory method	(2)	(7)
Non-cash operating lease expense	66	70
Loss (gain) from sales of businesses and investments	(6)	17
Provision for bad debts	45	196
Other non-cash items	76	57
Changes in assets and liabilities:
Receivables	(2,374)	(2,089)
Inventories	(2,074)	(1,971)
Drafts and accounts payable	3,773	1,947
Operating lease liabilities	(65)	(89)
Taxes	(538)	134
Litigation liabilities	(34)	—
Other	(380)	(165)
Net cash used in operating activities	(220)	(918)

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(112)	(111)
Capitalized software expenditures	(40)	(78)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(23)	(3,359)
Proceeds from sales of businesses and investments, net	9	4
Other	(48)	(20)
Net cash used in investing activities	(214)	(3,564)

FINANCING ACTIVITIES
Proceeds from issuances of long-term debt	3,215	1,990
Repayments of long-term debt	(1)	—
Common stock transactions:
Issuances	23	22
Share repurchases	(2,530)	(581)
Dividends paid	(102)	(90)
Sale of noncontrolling interest in Medical-Surgical Solutions, net	1,238	—
Other	(211)	(165)
Net cash provided by financing activities	1,632	1,176
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	33
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,188	(3,273)
Cash, cash equivalents, and restricted cash at beginning of period	4,068	5,956
Cash, cash equivalents, and restricted cash at end of period	5,256	2,683
Less: Restricted cash at end of period included in Prepaid expenses and other	(92)	(265)
Cash and cash equivalents at end of period	$5,164	$2,418
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
The results of operations for the three months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, previously filed with the SEC on May 8, 2026 (the “2026 Annual Report”).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends the accounting and the disclosure of software costs, including website development costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 818): Hedge Accounting Improvements. ASU 2025-09 clarifies areas of the current hedge accounting guidance and addresses new hedge accounting related to global reference-rate reform. ASU 2025-09 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its disclosures.
2.    Business Acquisitions and Divestitures
Acquisitions
For all acquisitions, the Company allocates the purchase price to the assets acquired and the liabilities assumed, based on their fair values as of the acquisition date. Except as noted below, the fair values of the assets acquired and liabilities assumed are preliminary and may be subject to additional adjustments, which may be up to one year after the respective acquisition dates.
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
The purchase price allocation included acquired intangible finite-lived assets of $510 million and goodwill of $437 million. Goodwill attributable to the acquisition of PRISM Vision is expected to be mostly deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the final purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

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
Community Oncology Revitalization Enterprise Ventures, LLC
On June 2, 2025, the Company completed the acquisition of a controlling interest in Community Oncology Revitalization Enterprise Ventures, LLC (“Core Ventures”), a business and administrative services organization established by Florida Cancer Specialists & Research Institute, LLC (“FCS”). The Company acquired a 70% controlling interest for $2.5 billion in cash. The payment made upon closing was from cash on hand and the net proceeds from the May 30, 2025 public debt offering. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the public debt offering. FCS physicians retained a 30% interest. The 30% minority interest is classified as redeemable noncontrolling interest, with a put option exercisable every five years. Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for additional information.
The transaction was accounted for as a business combination, and the financial results of Core Ventures are included within the Company’s Oncology & Multispecialty segment as of the acquisition date.
The purchase price allocation included acquired intangible finite-lived assets of $2.3 billion and goodwill of $752 million. Goodwill attributable to the acquisition of Core Ventures is expected to be deductible for tax purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The following table summarizes the final purchase price allocation to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.

(In millions)	Amounts Recognized as of Acquisition Date (As adjusted )
Purchase consideration
Cash and other considerations	$2,481
Redeemable noncontrolling interests	700
Estimated fair value of total consideration	$3,181

Identifiable assets acquired and liabilities assumed:
Current assets	$529
Intangible assets	2,310
Other non-current assets	328
Total assets	3,167
Current liabilities	473
Non-current liabilities	265
Net identifiable assets	2,429
Goodwill	752
Net assets acquired	$3,181
Divestitures
Medical-Surgical Solutions
On June 1, 2026, the Company completed a transaction under which funds managed by affiliates of Apollo Global Management, Inc. (“Apollo Funds”) acquired an approximately 13% minority ownership interest in the Company’s Medical‑Surgical Solutions business through an investment of approximately $1.25 billion in the business’s convertible preferred equity. The approximately 13% minority interest is classified as a redeemable noncontrolling interest. Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” for additional information.
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
During the year ended March 31, 2026, the Company recorded a net gain of $480 million within “Selling, distribution, general, and administrative expenses” in its Consolidated Statements of Operations, which included a loss of $164 million related to the accumulated other comprehensive loss balances associated with the Norway disposal group.
Other
For the periods presented, the Company also completed immaterial acquisitions and divestitures within its reportable segments. Financial results for the Company’s business acquisitions have been included in its condensed consolidated financial statements as of their respective acquisition dates.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3.    Restructuring, Impairment, and Related Charges, Net
FY 2027 restructuring initiatives
During the first quarter of fiscal 2027, the Company approved multi-year initiatives within Corporate to further optimize its operating model and align certain enterprise support functions with the Company's long-term strategic priorities. These initiatives include organizational changes, process enhancements, and the implementation of automation solutions designed to improve efficiency and productivity. The Company anticipates total charges of approximately $230 million to $310 million, consisting primarily of severance and employee-related costs and exit-related costs. The Company recorded immaterial charges associated with these initiatives during the first quarter of fiscal 2027. These programs are expected to be substantially complete by the end of fiscal 2028.
FY 2026 restructuring initiatives
During the fourth quarter of fiscal 2026, the Company approved an initiative within its Prescription Technology Solutions segment to increase operational efficiencies and cost optimization efforts, with the intent of aligning with the Company’s long-term strategy. The initiative includes headcount reductions, the exit or downsizing of certain facilities, and other costs. The Company anticipates total charges between $200 million and $250 million, consisting primarily of employee severance and other employee-related costs, and facility and other exit-related costs, including long-lived asset impairments. The Company recorded $20 million of charges associated with this initiative in the fourth quarter of fiscal 2026, primarily related to asset impairments, as well as employee severance and other employee-related costs. This program is anticipated to be substantially complete by the end of fiscal 2029. For the three months ended June 30, 2026, the Company recorded charges of $61 million, which includes asset impairments, severance and other employee-related costs.
FY 2025 restructuring initiatives
During fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. Of this amount, $468 million of charges were recorded as of March 31, 2026. These programs are anticipated to be substantially complete in fiscal 2028. For the three months ended June 30, 2026 and 2025, the Company recorded charges of $45 million and $38 million related to these initiatives, which includes facility exit and other related costs, as well as severance and other employee-related costs.
The Company recorded total restructuring, impairment, and related charges, net of $136 million and $47 million for the three months ended June 30, 2026 and 2025, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statement of Operations.
Restructuring, impairment, and related charges, net for the three months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30, 2026
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions (1)	Medical-Surgical Solutions (1)	Corporate (1)	Total
Severance and employee-related costs, net	$—	$11	$14	$7	$32
Exit and other-related costs (2)	1	10	9	37	57
Asset impairments and accelerated depreciation	1	40	—	6	47
Total	$2	$61	$23	$50	$136

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
(1)Includes costs related to operational efficiencies and cost optimization efforts to support the Company’s North American Pharmaceutical segment, Prescription Technology Solutions segment, Medical-Surgical Solutions segment, and Corporate activities.
(2)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.

	Three Months Ended June 30, 2025
(In millions)	North American Pharmaceutical (1)	Medical-Surgical Solutions (1)	Corporate (1)	Total
Severance and employee-related costs, net	$—	$5	$(1)	$4
Exit and other-related costs (2)	1	12	28	41
Asset impairments and accelerated depreciation	—	—	2	2
Total	$1	$17	$29	$47
(1)Includes costs related to operational efficiencies and cost optimization efforts to support the Company’s North American Pharmaceutical segment, Medical-Surgical Solutions segment, and Corporate activities.
(2)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the three months ended June 30, 2026:

(In millions)	North American Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	Corporate	Total
Balance, March 31, 2026 (1)	$18	$3	$10	$13	$44
Restructuring, impairment, and related charges, net	2	61	23	50	136
Non-cash charges	(1)	(40)	—	(6)	(47)
Cash payments	(3)	—	(16)	(40)	(59)
Balance, June 30, 2026 (2)	$16	$24	$17	$17	$74
(1)As of March 31, 2026, the total reserve balance was $44 million, of which $30 million was recorded within “Other accrued liabilities” and $14 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)As of June 30, 2026, the total reserve balance was $74 million, of which $51 million was recorded within “Other accrued liabilities” and $23 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Income tax expense	$276	$220
Reported income tax rate	21.1%	20.9%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings among various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended June 30, 2026 and 2025, the Company recognized a net discrete tax benefit of $33 million and $23 million, respectively, primarily related to the tax impact of share-based compensation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. As of June 30, 2026, the Company had $1.6 billion of unrecognized tax benefits, of which $1.5 billion would reduce income tax expense and the effective tax rate if recognized.
5.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.
On June 1, 2026, the Company completed a transaction under which funds managed by affiliates of Apollo Funds acquired an approximately 13% minority ownership interest in the Company’s Medical‑Surgical Solutions business through an investment of approximately $1.25 billion in the business’s convertible preferred equity. The 13% minority interest is classified as a redeemable noncontrolling interest.
During the three months ended June 30, 2025, the Company recognized redeemable noncontrolling interests of $25 million related to its acquisition of PRISM Vision and $700 million related to its acquisition of Core Ventures. The Company utilized a Monte Carlo simulation model for its periodic valuation of the redeemable noncontrolling interests for both acquisitions.
Redeemable noncontrolling interests are presented outside of stockholders’ deficit in the Company’s Condensed Consolidated Balance Sheet. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for additional information on the activity discussed above.
Noncontrolling Interests
Net income attributable to noncontrolling interests primarily includes third-party equity interests in the Company’s consolidated entities, including ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The components of the changes in noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2026 and 2025 were as follows:

	Fiscal 2027		Fiscal 2026
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Beginning balance	$395	$943	$380	$—
Net income attributable to noncontrolling interests (1)	35	9	47	—
Adjustment to fair value (2)	—	1	—	—
Adjustment to redemption value in net income attributable to noncontrolling interests (3)	—	374	—	—
Sale of noncontrolling interest in Medical-Surgical Solutions, net	—	1,238	—	—
Payments to noncontrolling interests	(52)	—	(47)	—
Acquisition of PRISM Vision	—	—	—	25
Acquisition of Core Ventures	—	—	—	700
Other	(2)	(2)	(1)	—
Ending balance	$376	$2,563	$379	$725
(1)Includes allocation of net income attributable to noncontrolling interests and redeemable noncontrolling interests during each respective period.
(2)Includes a redeemable noncontrolling interests fair value adjustment for Core Ventures for the three months ended June 30, 2026.
(3)Includes redemption value adjustments of $293 million and $81 million related to the Medical-Surgical Solutions business and Core Ventures, respectively, for the three months ended June 30, 2026.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings per common share is similar to that of basic earnings per common share, except that the former reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities include outstanding restricted stock units and performance-based restricted stock units.
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,
(In millions, except per share amounts)	2026	2025
Numerator
Income from continuing operations	$1,032	$831
Net income attributable to noncontrolling interests	(44)	(47)
Adjustment to redemption value in net income attributable to noncontrolling interests	(374)	—
Net income attributable to McKesson Corporation	$614	$784

Denominator
Weighted-average common shares outstanding:
Basic	118.7	124.9
Effect of dilutive securities:
Restricted stock units (1)	0.5	0.6
Diluted	119.2	125.5

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$5.15	$6.25
Basic	$5.17	$6.28
(1)Includes dilutive effect from restricted stock units and performance-based restricted stock units.
(2)Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7.    Goodwill and Intangible Assets, Net
Goodwill
The Company evaluates goodwill for impairment on an annual basis in the first fiscal quarter, and more frequently if indicators for potential impairment exist. Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. The annual impairment testing performed in fiscal 2027 and fiscal 2026 did not indicate any impairment of goodwill.
Changes in the carrying amount of goodwill were as follows:

(In millions)	North American Pharmaceutical	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions	Total
Balance, March 31, 2026	$2,781	$3,963	$2,065	$2,507	$11,316
Goodwill acquired	—	13	—	—	13
Disposals	—	(2)	—	—	(2)
Foreign currency translation adjustments, net	(26)	—	—	—	(26)
Other adjustments (1)	—	(23)	—	—	(23)
Balance, June 30, 2026	$2,755	$3,951	$2,065	$2,507	$11,278
(1)Reflects acquisition-related goodwill adjustments.
Intangible Assets
Information regarding intangible assets was as follows:

	June 30, 2026				March 31, 2026
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$1,475	$(738)	$737	$1,477	$(717)	$760
Service agreements	23	3,181	(803)	2,378	3,249	(833)	2,416
Trademarks and trade names	19	574	(295)	279	576	(293)	283
Provider Networks	21	393	(20)	373	383	(15)	368
Technology	8	317	(165)	152	317	(160)	157
Other	21	127	(33)	94	127	(32)	95
Total		$6,067	$(2,054)	$4,013	$6,129	$(2,050)	$4,079
All intangible assets were subject to amortization as of June 30, 2026 and March 31, 2026. Amortization expense of intangible assets was $74 million and $50 million for the three months ended June 30, 2026 and 2025, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Estimated amortization expense of the assets listed in the table above is as follows:

(In millions)	Estimated Amortization Expense
Fiscal 2027 (from July 1, 2026 to March 31, 2027)	$213
Fiscal 2028	279
Fiscal 2029	275
Fiscal 2030	272
Fiscal 2031	264
Thereafter	2,710

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	June 30, 2026	March 31, 2026
U.S. Dollar notes (1) (2)
1.30% Notes due August 15, 2026	500	500
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	400	400
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	500
4.65% Notes due May 30, 2030	650	650
4.95% Notes due May 30, 2032	650	650
5.10% Notes due July 15, 2033	597	597
5.25% Notes due May 30, 2035	699	699
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
U.S. Dollar Medical-Surgical Solutions term loans (3)
4.94% Term Loan A-2 due April 1, 2028	250	—
4.94% Term Loan A-1 due April 1, 2031	750	—
5.88% Term Loan B due June 9, 2032	2,239	—
Foreign currency notes (1) (4)
1.63% Euro Notes due October 30, 2026	571	578
3.13% Sterling Notes due February 17, 2029	597	595

Lease and other obligations	164	195
Total debt	9,729	6,526
Less: Current portion	1,297	1,267
Total long-term debt	$8,432	$5,259
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these U.S. dollar Medical-Surgical Solutions term loans is payable quarterly.
(4)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At June 30, 2026 and March 31, 2026, $9.7 billion and $6.5 billion, respectively, of total debt was outstanding, of which $1.3 billion was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
Medical-Surgical Solutions Facilities

Term Loan A and Revolving Facility
On April 1, 2026, McKesson Medical-Surgical Top Holdings, Inc. ("MMS Borrower") and certain of its subsidiaries entered into a credit agreement (the “MMS Credit Agreement”) providing for (i) a $750 million senior secured term loan A facility due 2031 (the “Term Loan A-1 Facility”), (ii) a $250 million senior secured term loan A facility due 2028 (the “Term

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Loan A-2 Facility” and, together with the Term Loan A-1 Facility, the Term Loan A Facilities”) and (iii) a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”).
Borrowings under the Term Loan A Facilities bear interest at Adjusted Term SOFR (as defined in the Amended MMS Credit Agreement) plus a margin ranging from 1.25% to 1.625%, determined based on the Company's leverage ratio and public credit ratings. As of June 30, 2026 borrowings under the Term Loan A Facilities was subject to interest at Adjusted Term SOFR plus 1.25%. Borrowings under the Revolving Credit Facility bear interest at either a benchmark rate or base rate plus applicable margins, which initially are 1.25% and 0.25%, respectively, and thereafter vary based on leverage ratios and public credit ratings. The Revolving Credit Facility also requires payment of a commitment fee ranging from 0.175% to 0.225%.
Total proceeds received from the issuance of the Term Loan A Facilities, net of discounts and debt offering expenses, were $993 million. The net proceeds from the Term Loan A Facilities were used by MMS Borrower for a payment of principal on an intercompany loan with the Company. MMS Borrower had no borrowings under the Revolving Credit Facility during the period ended June 30, 2026.
Medical-Surgical Solutions Term Loan B
On June 9, 2026, MMS Borrower and certain of its subsidiaries amended the MMS Credit Agreement (as so amended, the Amended MMS Credit Agreement) to establish a $2.25 billion senior secured term loan B facility due 2032 (the “Term Loan B Facility”). The amendment did not otherwise materially modify the terms of the existing credit agreement.
Borrowings under the Term Loan B Facility bear interest, at the borrower's option, at either Adjusted Term SOFR plus 2.25% or the Base Rate (as defined in the Amended MMS Credit Agreement) plus 1.25%. MMS Borrower initially elected an interest rate equal to Adjusted Term SOFR plus 2.25%.
Total proceeds received from the issuance of the Term Loan B Facility, net of discounts and debt offering expenses, were $2.2 billion. The net proceeds from the Term Loan B Facility were used by MMS Borrower for a payment of principal on an intercompany loan with the Company.
At June 30, 2026, MMS Borrower was in compliance with all debt covenants under the Amended MMS Credit Agreement.
The obligations under the Amended MMS Credit Agreement are secured by substantially all tangible and intangible assets of the MMS Borrower and certain of its material U.S. subsidiaries that guarantee the facilities, subject to customary exceptions. The agreement contains customary representations, warranties, and affirmative and negative covenants, including restrictions on indebtedness, liens, investments, fundamental changes, asset dispositions, and dividends and other distributions. Neither McKesson Corporation nor any of its subsidiaries outside of the MMS Borrower group guarantees or otherwise has any obligation with respect to the Amended MMS Credit Agreement.
Revolving Credit Facilities
5-Year Facility
In November 2022, the Company entered a $4.0 billion syndicated senior unsecured revolving credit facility (the “2022 Credit Facility”) maturing in November 2029, which was terminated in April 2026 and replaced with the 2026 5-Year Credit Facility described below.

364-Day Facility
On May 8, 2025, the Company entered a $1.0 billion senior unsecured 364-day revolving credit facility maturing in May 2026, which was terminated in April 2026 and replaced with the 2026 5-Year Facility described below.

2026 Credit Facility
On April 24, 2026, the Company replaced its prior revolving credit facilities with a new $5.0 billion senior unsecured revolving credit facility (the “2026 Credit Facility”), maturing in April 2031. The facility contains customary investment-grade covenants, including a maximum Total Debt-to-Consolidated EBITDA ratio, and is available for general corporate purposes.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Borrowings bear interest at variable rates based on SOFR or other applicable benchmark rates plus an applicable margin. The remaining terms are substantially consistent with the Company's prior revolving credit facility.
There were no borrowings under any of the facilities during the period ended June 30, 2026, and no amounts were outstanding at June 30, 2026 and March 31, 2026. At June 30, 2026, the Company was in compliance with all covenants under the 2026 Credit Facility.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company could issue up to $5.0 billion in outstanding commercial paper notes. During the three months ended June 30, 2026 and 2025, the Company had no borrowings under the program. At June 30, 2026 and March 31, 2026, there were no commercial paper notes outstanding.
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
Derivative Instruments
At June 30, 2026 and March 31, 2026, the notional amounts of the Company’s outstanding derivatives were as follows:

			June 30, 2026		March 31, 2026
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Dec-26 to Mar-27	C$	6,500	C$	6,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Jul-26		€500		€500
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29		$750		$750
(1)The maturity date reflected is for outstanding derivatives as of June 30, 2026.
(2)There was no ineffectiveness in these hedges for the three months ended June 30, 2026 and 2025.
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
During July of 2026, the Company terminated C$6.5 billion of cross-currency swaps designated as net investment hedges with original maturity dates of December 2026 to March 2027. Further, the Company entered into cross-currency swaps designated as net investment hedges with a total notional amount of C$7.5 billion to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps will mature in July 2027 through July 2030.
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
The Company’s €500M cross-currency fixed-to-fixed interest rate swaps matured in July 2026, and the Company executed new cross-currency swaps with similar terms and a maturity date of October 2026, to continue to mitigate the currency exchange fluctuations on its foreign currency-denominated notes.
Cash Flow Hedges
The Company uses cross-currency swaps to hedge intercompany loans denominated in non-functional currencies to reduce the income statement effects arising from fluctuations in foreign currency exchange rates. The Company also uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025.
The Company executed a series of forward-starting interest rate swap locks designated as cash flow hedges in the first quarter of fiscal 2026 with a notional amount of $550 million, to hedge the cash flows associated with certain financing activities. During the first quarter of fiscal 2026, the Company completed a public debt offering of notes, at which point the interest rate swap locks were terminated, and the proceeds are being amortized to interest expense over the life of the Notes. Refer to Financial Note 8, “Debt and Financing Activities,” for additional information on the public debt offering of the Notes.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,
(In millions)	2026	2025
Derivatives designated as net investment hedges:
Cross-currency swaps	$81	$(233)

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$7	$5
Interest rate swap locks, Foreign currency forwards and Other	—	14
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	June 30, 2026			March 31, 2026
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	70	79	$5,008	76	160	$5,008
Cross-currency swaps (non-current)	Other non-current assets/liabilities	49	—	542	40	—	542
Interest Rate Swaps (non-current)	Other non-current liabilities	—	16	750	—	12	750
Total		$119	$95		$116	$172
Refer to Financial Note 10, “Fair Value Measurements,” for more information on these recurring fair value measurements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at June 30, 2026 and March 31, 2026 included the Company’s investments in money market funds of $1.3 billion and $843 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
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
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $243 million and $227 million at June 30, 2026 and March 31, 2026, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included within “Other non-current assets” in the Condensed Consolidated Balance Sheets. The net realized and unrealized gains and losses were immaterial for the three months ended June 30, 2026 and 2025.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges, including long-lived assets associated with the Company’s restructuring initiatives as discussed in more detail in Financial Note 3, “Restructuring, Impairment, and Related Charges Net.”
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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2026 and March 31, 2026.
Other Fair Value Disclosures
At June 30, 2026 and March 31, 2026, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	June 30, 2026		March 31, 2026
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$9,729	$9,803	$6,526	$6,549
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
11.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2026, Annual Report, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Those matters, including commitments related to them and significant developments are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
The City of Baltimore, Maryland, is one such subdivision. A trial of its claims against the Company and another national pharmaceutical distributor began on September 16, 2024 in the Circuit Court of Maryland for Baltimore City, Mayor and City Council of Baltimore v. Purdue Pharma LP, No. 24-C-18-000515. On September 4, 2025, the trial court entered judgment against McKesson, awarding $37 million in compensatory damages and an additional $72 million in “monetary abatement” to fund programs related to drug abuse in Baltimore. On April 24, 2026, the Supreme Court of Maryland issued an order vacating the judgment against the Company and remanding the case to the Circuit Court of Maryland for Baltimore City for further proceedings. The City of Baltimore has dismissed its claim with prejudice, and the Company has reduced its overall opioid accrual by $32 million to reflect this outcome.
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
With respect to the acute care hospitals, the Company reached a settlement of $149 million with a nationwide class, which the Company paid into escrow on November 27, 2024. With respect to the third-party payors, the Company reached a settlement of $114 million with a nationwide class, which the Company paid into escrow on February 12, 2025. The remaining escrow payments were presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a nationwide class of acute care hospitals, was as follows:

(In millions)	June 30, 2026	March 31, 2026
Current litigation liabilities (1)	$602	$601
Long-term litigation liabilities	5,058	5,091
Total litigation liabilities	$5,660	$5,692
(1)These amounts, recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.
During the three months ended June 30, 2026, the Company made no payments associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.
In July 2026, the Company made payments totaling $496 million associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes.
Canadian Plaintiff Claims
The Company and its Canadian affiliate are also defendants in four opioid-related cases pending in Canada. These cases involve the claims of the provincial governments, municipal governments, a group representing indigenous people, as well as one case brought by an individual. The claims of a class of provincial governments are pending in the Supreme Court of British Columbia, Docket No. S-189395, and a common-issues trial is scheduled to begin on February 22, 2028.
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
Other Litigation and Claims
In July 2015, The Great Atlantic & Pacific Tea Company (“A&P”), a former customer of the Company, filed for reorganization in bankruptcy under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. In re The Great Atlantic & Pacific Tea Company, Inc., et al., Case No. 15-23007. A suit filed in 2017 against the Company in this bankruptcy case seeks to recover alleged preferential transfers. The Official Committee of Unsecured Creditors on behalf of the bankruptcy estate of The Great Atlantic & Pacific Tea Company, Inc., et al. v. McKesson Corporation d/b/a McKesson Drug Co., Adv. Proc. No. 17-08264. On June 17, 2026, the court ruled that a portion of the transfers were preferential in an amount not material to the Company’s overall financial results.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Antitrust Settlements
During the first fiscal quarter of 2027, the Company received immaterial net proceeds related to its share of antitrust settlements. The lawsuits were filed against drug manufacturers alleging that the manufacturers, by themselves or in concert with others, took improper anticompetitive actions with respect to the sale of their drugs. The Company was not a named party to the litigation but was a member of the representative classes of those who purchased directly from the pharmaceutical manufacturers. The Company recognized a gain within "Cost of sales" in the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2027 related to the settlements.
12.    Stockholders' Deficit
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to participate equally in any dividends declared by the Company’s Board of Directors (the “Board”).
On July 21, 2026, the Company raised its quarterly dividend from $0.82 to $0.94 per share of common stock. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, legal requirements, and other factors.
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
Excise taxes of $25 million and $2 million were accrued for shares repurchased during the three months ended June 30, 2026 and 2025, respectively. On July 30, 2025, the Company made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of June 30, 2026 and March 31, 2026, the amount accrued for excise taxes was $65 million and $40 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the three months ended June 30, 2026 and 2025 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2026			$2,719
April 2026 Board Authorization (4)			5,000
Share Repurchase March 2026 ASR (5)	0.7	$820.04	—
Share Repurchase May 2026 ASR (6)	2.5	$754.68	(2,250)
Q1 Shares repurchased - Open market (7)	0.4	$762.40	(294)
Balance at June 30, 2026			$5,175
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $25 million of excise taxes for the three months ended June 30, 2026.
(4)On April 29, 2026, the Board of Directors approved the Company to repurchase up to an additional $5.0 billion shares of common stock.
(5)In March 2026, the Company entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 2.7 million shares at an average price per share of $820.04. The Company received 2.0 million shares as the initial share settlement during the fourth quarter of fiscal 2026 and, in May 2026, the Company received an additional 0.7 million shares upon the completion of this ASR program.
(6)In May 2026, the Company entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of the Company’s common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement, and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in the second quarter of fiscal 2027.
(7)Of the total dollar value, $13 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026 for share repurchases that were executed in late June 2026 and settled in early July 2026.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Q1 Shares repurchased - Open market (4)	0.8	$709.84	(590)
Balance at June 30, 2025			$6,879
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss for the three months ended June 30, 2026 and 2025 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2026	$(708)	$(58)	$5	$16	$(745)
Other comprehensive income (loss)	(69)	60	5	—	(4)
Balance, June 30, 2026	$(777)	$2	$10	$16	$(749)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended June 30, 2026 include gains of $81 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $(21) million.
(3)Amounts recorded for the three months ended June 30, 2026 include gains of $7 million related to hedges from cross-currency swaps, which are net of income tax expense of $(2) million.

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
(3)Amounts recorded for the three months ended June 30, 2025 include gains of $5 million related to cash flow and other hedges from cross-currency swaps and gains of $14 million related to cash flow hedges from foreign currency forwards. These amounts are net of income tax expense of $(5) million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13.    Segments of Business
Commencing in the second quarter of fiscal 2026, the Company implemented a new segment reporting structure which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. The Company’s former Norwegian operations were included in Other. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. These segment changes reflect how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and assesses performance. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its reportable segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
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
The Medical-Surgical Solutions segment is a leading provider of medical-surgical supplies, laboratory equipment and pharmaceutical distribution, logistics, and other services to non-acute settings in the U.S. These include healthcare providers operating in ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes, hospice and home health care agencies, government facilities and online marketplaces and retailers. This segment offers national brand medical-surgical products as well as its own line of more than 4,000 high-quality products through a network of distribution centers in the U.S. During fiscal 2026, the Company announced its intention to separate this segment into an independent company. As a part of the separation strategy, on June 1, 2026, the Company completed a transaction under which funds managed by affiliates of Apollo Funds acquired an approximately 13% minority ownership interest in the Company’s Medical‑Surgical Solutions business through an investment of approximately $1.25 billion in the business’s convertible preferred equity. The Company recognized a redeemable noncontrolling interest associated with the divested portion of the Medical‑Surgical Solutions segment. McKesson retains operating control and majority ownership of Medical-Surgical Solutions and continues to consolidate this segment into its consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company’s former Norwegian operations, which provided distribution and services to wholesale and retail customers in Norway where it owned, partnered, or franchised with retail pharmacies, were included in Other. During fiscal 2026, the Company completed the sale of the Norway disposal group. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” for more information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable segments and reconciliations to the consolidated totals was as follows:

	Three Months Ended June 30,
(In millions)	2026	2025
Segment revenues (1)
North American Pharmaceutical	$86,773	$82,729
Oncology & Multispecialty	14,222	10,658
Prescription Technology Solutions	1,566	1,434
Medical-Surgical Solutions	2,819	2,701
Other	—	305
Total revenues	$105,380	$97,827

Other segment expense, net (2)
North American Pharmaceutical (3)	$85,870	$82,135
Oncology & Multispecialty	13,897	10,446
Prescription Technology Solutions (4)	1,340	1,181
Medical-Surgical Solutions (5)	2,697	2,480
Other	—	292
Total other segment expense, net	$103,804	$96,534

Segment operating profit
North American Pharmaceutical	$903	$594
Oncology & Multispecialty	325	212
Prescription Technology Solutions	226	253
Medical-Surgical Solutions	122	221
Other	—	13
Subtotal	1,576	1,293
Corporate expenses, net (6)	(191)	(193)
Interest expense	(77)	(49)
Income before income taxes	$1,308	$1,051

Segment depreciation and amortization (7)
North American Pharmaceutical	$39	$32
Oncology & Multispecialty	66	42
Prescription Technology Solutions	19	21
Medical-Surgical Solutions	26	22
Other	—	3
Corporate	45	37
Total segment depreciation and amortization	$195	$157

Segment expenditures for long-lived assets (8)
North American Pharmaceutical	$64	$61
Oncology & Multispecialty	18	24
Prescription Technology Solutions	—	1
Medical-Surgical Solutions	27	25
Other	—	1
Corporate	43	77
Total segment expenditures for long-lived assets	$152	$189

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(1)Revenues from services on a disaggregated basis represent less than 1% of the North American Pharmaceutical segment’s total revenues, approximately 7% of the Oncology & Multispecialty segment’s total revenues, approximately 39% of the Prescription Technology Solutions segment’s total revenues, and less than 1% of the Medical-Surgical Solutions segment’s total revenues. The Company’s Norwegian operations were included in Other.
(2)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s North American Pharmaceutical other segment expense, net includes the following:
•related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”), the Company recorded a provision for bad debts of $189 million during the three months ended June 30, 2025. This was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.
(4)The Company’s Prescription Technology Solutions other segment expense, net includes the following:
•restructuring charges of $61 million for the three months ended June 30, 2026 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(5)The Company’s Medical-Surgical Solutions other segment expense, net includes the following:
•charges of $45 million for the three months ended June 30, 2026 related to the planned separation of the Medical-Surgical Solutions business.
(6)Corporate expenses, net include the following:
•restructuring charges of $50 million and $29 million for the three months ended June 30, 2026 and 2025, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•a credit of $34 million for the three months ended June 30, 2026 related to the estimated liability for opioid related claims, as discussed in Financial Note 11, “Commitments and Contingent Liabilities;” and
•charges of $23 million for the three months ended June 30, 2026 related to the planned separation of the Medical-Surgical Solutions business.
(7)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(8)Long-lived assets consist of property, plant, and equipment, net and capitalized software.
Long-lived assets by geographic areas were as follows:

(In millions)	June 30, 2026	March 31, 2026
Long-lived assets
United States	$3,185	$3,177
Foreign	244	255
Total long-lived assets	$3,429	$3,432

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the “Financial Review,” is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation together with its subsidiaries (collectively, the “Company,” “McKesson,” “we,” “our,” or “us,” and other similar pronouns). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Quarterly Report”) and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 previously filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2026 (“2026 Annual Report”).
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
We implemented a new segment reporting structure commencing in the second quarter of fiscal 2026, which resulted in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. Our former Norwegian operations were included in Other. All prior segment information has been recast to reflect our new segment structure and current period presentation. Our organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, as well as the results of certain investments. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of individual business activities. We evaluate the performance of our reportable segments on a number of measures, including revenues and operating profit before interest expense and income taxes.

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
•Medical-Surgical Solutions segment provides medical-surgical, laboratory, and pharmaceutical distribution, logistics, and other services to U.S. healthcare providers operating in the non-acute settings. These include ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes, hospice and home health care agencies, government facilities, and online marketplaces and retailers. This segment offers national brand medical-surgical products as well as our own line of more than 4,000 high-quality products through a network of distribution centers within the U.S. During fiscal 2026, we announced our intention to separate this segment into an independent company. As a part of the separation strategy, on June 1, 2026, we completed a transaction under which funds managed by affiliates of Apollo Global Management, Inc. (“Apollo Funds”) acquired an approximately 13% minority ownership interest in our Medical‑Surgical Solutions segment through an investment of approximately $1.25 billion in the segment’s convertible preferred equity. We recognized a redeemable noncontrolling interest associated with the divested portion of the Medical‑Surgical Solutions segment. We retain operating control and majority ownership of Medical-Surgical Solutions and continue to consolidate this segment into our consolidated financial statements.

Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three months ended June 30, 2026, as well as other material developments:
•For the three months ended June 30, 2026 compared to the prior year, revenues increased by 8%, gross profit increased by 12%, total operating expenses increased by 5%, and other income, net increased by 3%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation decreased to $5.15 from $6.25 for the three months ended June 30, 2026 compared to the respective prior year period;
•In the first quarter of 2027, certain of our subsidiaries within the Medical-Surgical Solutions segment entered into, and then amended, a syndicated credit agreement for: a $750 million principal senior secured term loan due in 2031, a $250 million principal senior secured term loan due in 2028; a $2.25 billion senior secured term loan due 2032, for total proceeds received, net of discounts and debt offering expenses, of $3.2 billion; and a $1.0 billion senior secured revolving credit facility scheduled to mature in April 2031. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•On April 24, 2026, we terminated our 2022 revolving credit facility and our 364-Day credit facility and entered into a new Credit Agreement (the “2026 Credit Facility”) that provides a syndicated $5.0 billion senior unsecured credit facility. The 2026 Credit Facility matures in 2031. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report for additional information;
•As a part of our intention to separate our Medical-Surgical Solutions business into an independent company, on June 1, 2026, Apollo Funds invested approximately $1.25 billion for convertible preferred equity of Medical-Surgical Solutions business to acquire an approximately 13% interest in the business;
•On April 29, 2026, our Board of Directors (the “Board”) approved the Company to repurchase up to an additional $5.0 billion shares of common stock;
•During the three months ended June 30, 2026, we returned $2.6 billion of cash to shareholders through $2.5 billion of common stock repurchases and $102 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at June 30, 2026 was $5.2 billion; and
•On July 21, 2026, the Board raised our quarterly dividend from $0.82 to $0.94 per share of common stock.
Trends and Uncertainties:
Government Policies
As described in “Item 1. Government Regulation” and “Item 1A - Risk Factors” in Part I of our 2026 Annual Report, our industry is highly regulated and is subject to risks and uncertainty caused by the volume and speed of changes to regulatory policies. Changes in regulatory posture and law may result in significant changes in healthcare policy, government funding of healthcare costs, and other laws affecting our operations, but the ultimate outcomes are difficult to predict.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended June 30,
	2026	2025	Change
Revenues	$105,380	$97,827	8%
Gross profit	3,685	3,279	12
Gross profit margin	3.50%	3.35%	15	bp
Total operating expenses	$(2,366)	$(2,243)	5%
Total operating expenses as a percentage of revenues	2.25%	2.29%	(4)	bp
Other income, net	$66	$64	3%
Interest expense	(77)	(49)	57
Income before income taxes	1,308	1,051	24
Income tax expense	(276)	(220)	25
Reported income tax rate	21.1%	20.9%	20	bp
Net income	1,032	831	24
Net income attributable to noncontrolling interests	(418)	(47)	789
Net income attributable to McKesson Corporation	$614	$784	(22)%

Diluted earnings per common share attributable to McKesson Corporation	$5.15	$6.25	(18)%

Weighted-average diluted common shares outstanding	119.2	125.5	(5)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
Revenues
Revenues increased for the three months ended June 30, 2026 compared to the same prior year period, primarily due to market growth in our North American Pharmaceutical segment, including higher volumes from institutional healthcare providers and retail national account customers. Market growth includes growing drug utilization and newly launched products, partially offset by branded pharmaceutical price decreases and branded to generic drug conversion. Revenue growth was also favorably impacted by growth in our Oncology & Multispecialty segment primarily due to higher specialty pharmaceutical sales.
Gross Profit
Gross profit increased for the three months ended June 30, 2026 compared to the same prior year period primarily due to growth in our North American Pharmaceutical segment, including higher volumes from retail national account customers and institutional healthcare providers, and growth in our Oncology & Multispecialty segment, driven by growth of specialty pharmaceuticals and the addition of providers in practice management.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Total Operating Expenses
A summary of the components of our total operating expenses for the three months ended June 30, 2026 and 2025 is as follows:
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

	Three Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Selling, distribution, general, and administrative expenses	$2,264	$2,196	3%
Claims and litigation charges, net	(34)	—	—
Restructuring, impairment, and related charges, net	136	47	189
Total operating expenses	$2,366	$2,243	5%
Percent of revenues	2.25%	2.29%	(4) bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
For the three months ended June 30, 2026, total operating expenses increased and total operating expenses as a percentage of revenues decreased compared to the same prior year period. Total operating expenses were impacted by the following significant items:
•SDG&A for the three months ended June 30, 2026 increased due to increased operating expenses to support higher volumes and includes net charges of $68 million related to our planned separation of the Medical-Surgical Solutions business;
•SDG&A for the three months ended June 30, 2025 includes a provision for bad debts of $189 million related to the bankruptcy of our customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”).
•Claims and litigation charges, net primarily consists of a credit of $34 million for the three months ended June 30, 2026 related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•Restructuring, impairment, and related charges, net were $136 million and $47 million for the three months ended June 30, 2026 and 2025, respectively, as discussed below under “Restructuring Initiatives”;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2027 and fiscal 2026 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three months ended June 30, 2026 and 2025. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions, limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
For additional disclosure of our policy regarding goodwill, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2026 Annual Report.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $136 million and $47 million for the three months ended June 30, 2026 and 2025, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
During the first quarter of fiscal 2027, we approved multi-year initiatives within Corporate to further optimize its operating model and align certain enterprise support functions with our long-term strategic priorities. These initiatives include organizational changes, process enhancements, and the implementation of automation solutions designed to improve efficiency and productivity. We anticipate total charges of approximately $230 million to $310 million, consisting primarily of severance and employee-related costs and exit-related costs. We recorded immaterial charges associated with these initiatives during the first quarter of fiscal 2027. These programs are expected to be substantially complete by the end of fiscal 2028.
During the fourth quarter of fiscal 2026, we approved an initiative within our Prescription Technology Solutions segment to increase operational efficiencies and cost optimization efforts, with the intent of aligning with our long-term strategy. This initiative includes headcount reductions, the exit or downsizing of certain facilities, and other costs. We anticipate total charges between $200 million and $250 million, consisting primarily of employee severance and other employee-related costs, and facility and other exit-related costs, including long-lived asset impairments. We recorded charges of $61 million in the first quarter of fiscal 2027 associated with this initiative, which primarily includes asset impairments as well as severance and other employee-related costs. This program is anticipated to be substantially complete by the end of fiscal 2029.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. These programs are anticipated to be substantially complete in fiscal 2028. We recorded charges of $45 million and $38 million for the three months ended June 30, 2026 and 2025, respectively, related to these initiatives, which primarily includes facility exit and other related costs as well as severance and other employee-related costs.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net was flat for the three months ended June 30, 2026 compared to the same prior year period.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Interest Expense
Interest expense increased for the three months ended June 30, 2026 compared to the same prior year period due to interest from increased average balances of the Company’s loan portfolio in fiscal 2027, primarily driven by the MMS Credit Agreement. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Income Tax Expense
For the three months ended June 30, 2026 and 2025, we recorded income tax expense of $276 million and $220 million, respectively. Our income tax rates were 21.1% and 20.9% for the three months ended June 30, 2026 and 2025, respectively. Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings among various taxing jurisdictions and discrete tax items recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2026 and 2025 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.
Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests, primarily related to our acquisitions of Core Ventures and PRISM Vision and sale of an approximately 13% noncontrolling interest in our Medical-Surgical Solutions business. On a quarterly basis, we determine the redemption value of the redeemable noncontrolling interests, which resulted in an adjustment to redemption value for the redeemable noncontrolling interests for the three months ended June 30, 2026 recorded within “Net income attributable to noncontrolling interests”.
Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable noncontrolling interests and noncontrolling interests during the first three months of fiscal 2027.
The increase in net income attributable to noncontrolling interests was primarily driven by higher volumes in our ClarusONE joint venture and contributions from Core Ventures. Net income attributable to noncontrolling interest was also impacted by charges of $293 million for Medical-Surgical Solutions and $81 million for Core Ventures to remeasure the respective redeemable noncontrolling interests to redemption value.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $614 million and $784 million for the three months ended June 30, 2026 and 2025, respectively. Diluted earnings per common share attributable to McKesson Corporation was $5.15 and $6.25 for the three months ended June 30, 2026 and 2025, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 119.2 million and 125.5 million for the three months ended June 30, 2026 and 2025, respectively. Weighted-average diluted shares outstanding for the three months ended June 30, 2026 decreased from the same prior year period primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases Plans” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Segment revenues
North American Pharmaceutical	$86,773	$82,729	5%
Oncology & Multispecialty	14,222	10,658	33
Prescription Technology Solutions	1,566	1,434	9
Medical-Surgical Solutions	2,819	2,701	4
Other	—	305	(100)
Total revenues	$105,380	$97,827	8%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
North American Pharmaceutical
Three Months Ended June 30, 2026 vs. 2025
North American Pharmaceutical revenues for the three months ended June 30, 2026 increased $4.0 billion or 5% compared to the same prior year period. Within the segment, sales in the U.S. increased $3.7 billion primarily due to higher volumes from institutional and retail national account customers partially offset by branded pharmaceutical price decreases and branded to generic drug conversions.
Oncology & Multispecialty
Three Months Ended June 30, 2026 vs. 2025
Oncology & Multispecialty revenues for the three months ended June 30, 2026 increased $3.6 billion or 33% compared to the same prior year period primarily driven by higher specialty pharmaceutical sales in provider solutions.
Prescription Technology Solutions
Three Months Ended June 30, 2026 vs. 2025
Prescription Technology Solutions revenues for the three months ended June 30, 2026 increased $132 million or 9% compared to the same prior year period primarily due to increased volumes from third-party logistics.
Medical-Surgical Solutions
Three Months Ended June 30, 2026 vs. 2025
Medical-Surgical Solutions revenues for the three months ended June 30, 2026 increased $118 million or 4% compared to the same prior year period. Within the segment, sales to extended care customers increased $79 million and sales to ambulatory care customers increased $35 million driven by underlying business growth.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Other Segment Expense, Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Other segment expense, net (1)
North American Pharmaceutical (2)	$85,870	$82,135	5%
Oncology & Multispecialty	13,897	10,446	33
Prescription Technology Solutions (3)	1,340	1,181	13
Medical-Surgical Solutions (4)	2,697	2,480	9
Other	—	292	(100)
Total other segment expense, net	$103,804	$96,534	8%

Segment operating profit
North American Pharmaceutical	$903	$594	52%
Oncology & Multispecialty	325	212	53
Prescription Technology Solutions	226	253	(11)
Medical-Surgical Solutions	122	221	(45)
Other	—	13	(100)
Subtotal	1,576	1,293	22
Corporate expenses, net (5)	(191)	(193)	(1)
Interest expense	(77)	(49)	57
Income before income taxes	$1,308	$1,051	24%

Segment operating profit margin
North American Pharmaceutical	1.04%	0.72%	32	bp
Oncology & Multispecialty	2.29	1.99	30
Prescription Technology Solutions	14.43	17.64	(321)
Medical-Surgical Solutions	4.33	8.18	(385)
Other	—	4.26	(426)
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
(1)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for our reportable segments.
(2)Other segment expense, net for our North American Pharmaceutical segment includes the following:
•related to the bankruptcy of our customer Rite Aid, we recorded a provision for bad debts of $189 million during the three months ended June 30, 2025;
(3)Other segment expense, net for our Prescription Technology Solutions segment includes the following:
•charges of $61 million for the three months ended June 30, 2026 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
(4)Other segment expense, net for our Medical-Surgical Solutions segment includes the following:
•net charges of $45 million for the three months ended June 30, 2026 related to our planned separation of the Medical-Surgical Solutions business;
(5)Corporate expenses, net includes the following:
•charges of $50 million and $29 million for the three months ended June 30, 2026 and 2025 for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•a credit of $34 million for the three months ended June 30, 2026 related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements; and
•net charges of $23 million for the three months ended June 30, 2026 related to our planned separation of the Medical-Surgical Solutions business.
North American Pharmaceutical
Three Months Ended June 30, 2026 vs. 2025
Operating profit for this segment increased for the three months ended June 30, 2026 compared to the same prior year period largely due to higher pharmaceutical distribution volumes across the segment and the absence of the prior year impact from the Rite Aid bankruptcy, partially offset by higher operating expenses to support volume growth.
Oncology & Multispecialty
Three Months Ended June 30, 2026 vs. 2025
Operating profit for this segment increased for the three months ended June 30, 2026 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, including contributions from business acquisitions completed in the prior year, partially offset by an increase in operating expenses to support higher volumes.
Prescription Technology Solutions
Three Months Ended June 30, 2026 vs. 2025
Operating profit for this segment decreased for the three months ended June 30, 2026 compared to the same prior year period driven by higher restructuring charges and an increase in operating expenses to support higher volumes, partially offset by increased demand for Access Solutions.
Medical-Surgical Solutions
Three Months Ended June 30, 2026 vs. 2025
Operating profit for this segment decreased for the three months ended June 30, 2026 compared to the same prior year period primarily due to $45 million of charges related to our planned separation of the Medical-Surgical Solutions business, a decline in the contribution from our ambulatory care business, and an increase in operating expenses to support higher volumes.
Corporate Expenses, Net
Three Months Ended June 30, 2026 vs. 2025
Corporate expenses, net decreased for the three months ended June 30, 2026 compared to the same prior year period primarily due to a $34 million credit related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” offset by $23 million of charges related to our planned separation of the Medical-Surgical Solutions Segment, and higher restructuring charges.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $5 billion revolving credit facility. At June 30, 2026, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(220)	$(918)	$698
Investing activities	(214)	(3,564)	3,350
Financing activities	1,632	1,176	456
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	33	(43)
Net change in cash, cash equivalents, and restricted cash	$1,188	$(3,273)	$4,461
Operating Activities
Operating activities used cash of $220 million and $918 million during the three months ended June 30, 2026 and 2025, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
For the three months ended June 30, 2026, net cash used by operating activities decreased by $698 million compared to the same prior year period. This decrease was primarily due to the following:
•the Company’s net income increased by $201 million and was impacted by lower net non-cash items of $44 million, compared to the same prior year period driven by factors discussed in more detail in the “Overview of Consolidated Results” section of this Financial Review;
•an increase in cash of $1.8 billion related to accounts payable as a result of customary vendor payment scheduling partially offset by timing related to the day of the week on which the period ends and a decrease in cash of $103 million due to higher inventory requirements during the period compared to the prior year;
•a decrease in net cash of $285 million related to accounts receivable is primarily due to the timing of collections in the current period partially offset by timing related to the day of the week on which the period ends; and
•a decrease in cash driven by higher income tax payments of $701 million in the first quarter of fiscal 2027 compared to the prior year.
Investing Activities
Investing activities used cash of $214 million and $3.6 billion during the three months ended June 30, 2026 and 2025, respectively. Investing activities for the three months ended June 30, 2026 and 2025 includes $23 million and $3.4 billion of net cash payments for acquisitions, including $2.5 billion and $874 million for the acquisitions of the interests in Core Ventures and PRISM Vision, respectively, during the three months ended June 30, 2025 as discussed in further detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report. Investing activities for the three months ended June 30, 2026 and 2025 includes $152 million and $189 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software.
Financing Activities
Financing activities provided cash of $1.6 billion and of $1.2 billion during the three months ended June 30, 2026 and 2025, respectively, which includes $2.5 billion and $581 million of cash paid for share repurchases, respectively, as well as $102 million and $90 million of cash paid for dividends, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the three months ended June 30, 2026, certain of our subsidiaries within the Medical-Surgical Solutions segment entered into the MMS Credit Agreement for: a $750 million principal senior secured term loan due in 2031, a $250 million principal senior secured term loan due in 2028; and a $2.25 billion senior secured term loan due 2032 for total proceeds received, net of discounts and debt offering expenses, of $3.2 billion. The net proceeds were used for a payment of principal on an intercompany loan as discussed in further detail in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report.
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
On June 1, 2026, Apollo Funds invested approximately $1.25 billion in convertible preferred equity of Medical-Surgical Solutions business to acquire an approximately 13% interest in Medical-Surgical Solutions.
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
Excise taxes of $25 million and $2 million were accrued for shares repurchased during the three months ended June 30, 2026 and 2025, respectively. On July 30, 2025, we made a payment of $26 million for fiscal 2025 excise taxes previously accrued. As of June 30, 2026 and March 31, 2026, the amount accrued for excise taxes was $65 million and $40 million within “Other accrued liabilities” in our Condensed Consolidated Balance Sheets, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the three months ended June 30, 2026 and 2025 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2026			$2,719
April 2026 Board Authorization (4)			5,000
Share Repurchase March 2026 ASR (5)	0.7	$820.04	—
Share Repurchase May 2026 ASR (6)	2.5	$754.68	(2,250)
Q1 Shares repurchased - Open market (7)	0.4	$762.40	(294)
Balance at June 30, 2026			$5,175
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share includes $25 million of excise taxes for the three months ended June 30, 2026.
(4)On April 29, 2026, the Board of Directors approved the Company to repurchase up to an additional $5.0 billion shares of common stock.
(5)In March 2026, we entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of our common stock. The total number of shares repurchased under this ASR program was 2.7 million shares at an average price per share of $820.04. We received 2.0 million shares as the initial share settlement during the fourth quarter of fiscal 2026 and, in May 2026, we received an additional 0.7 million shares upon the completion of this ASR program.
(6)In May 2026, we entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of our common stock. The average price paid per share and total number of shares purchased under this program are estimates based on the initial share purchase price and initial delivery of shares under an ASR agreement and may differ from the average price paid per share and total number of shares purchased under the ASR program upon its final settlement in the second quarter of fiscal 2027.
(7)Of the total dollar value, $13 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026 for share repurchases that were executed in late June 2026 and settled in early July 2026.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2025			$7,469
Q1 Shares repurchased - Open market (4)	0.8	$709.84	(590)
Balance at June 30, 2025			$6,879
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2026	March 31, 2026
Cash, cash equivalents, and restricted cash	$5,256	$4,068
Working capital	(7,519)	(9,807)
Debt to capital ratio (1)	156.0%	128.0%
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
Our cash and cash equivalents balance as of June 30, 2026 and March 31, 2026 each included approximately $1.8 billion of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital increased at June 30, 2026 compared to March 31, 2026 primarily due to an increase in receivables, net, driven by higher sales and timing, an increase in inventories, an increase in cash and cash equivalents and a decrease in other accrued liabilities. These were partially offset by an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing.
Our debt to capital ratio increased for the three months ended June 30, 2026 due to share repurchases offset by the issuance of new long-term debt and net income.
On July 21, 2026, we raised our quarterly dividend from $0.82 to $0.94 per share of common stock. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $5.7 billion as of June 30, 2026 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of proposed acquisition or disposition transactions, financial trends, strategy, plans, assumptions, expectations, litigation outcomes, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2026 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
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
Item 3.Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.Legal Proceedings.
The information set forth in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Financial Note 17, “Commitments and Contingent Liabilities,” to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, is incorporated herein by reference. Disclosure of an environmental proceeding with a governmental agency generally is included only if we expect monetary sanctions in the proceeding to exceed $1 million, unless otherwise material.
Item 1A.Risk Factors.
Other than factual updates discussed in this Quarterly Report on Form 10-Q, there have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I of Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
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
Refer to Financial Note 12, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the three months ended June 30, 2026 and 2025.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended June 30, 2026:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1, 2026 – April 30, 2026	$—	$—	—	$7,719
May 1, 2026 – May 31, 2026 (4)	3.3	754.61	3.3	5,384
June 1, 2026 – June 30, 2026	0.3	766.27	0.3	5,175
Total	3.6		3.6
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $25 million of excise taxes incurred on share repurchases for the three months ended June 30, 2026. The remaining authorization outstanding for repurchases of common stock excludes excise taxes incurred on share repurchases through June 30, 2026.
(3)In July 2024 and April 2026, the Board authorized the Company to repurchase up to an additional $4.0 billion and $5.0 billion shares, respectively, of common stock with no expiration date.
(4)Includes shares received upon the completion of the March 2026 ASR program, and the initial delivery of shares under the May 2026 ASR program at a reference price of $754.68, as discussed in Financial Note 12, “Stockholders' Deficit.” These amounts under the May 2026 ASR program are estimates and may differ from the total number of shares purchased and average price paid per share under the ASR program upon its final settlement in the second quarter of fiscal 2027.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Pre-arranged Trading Plans
None.

McKESSON CORPORATION

Item 6.Exhibits.
Exhibits identified under “Incorporated by Reference” in the table below are on file with the SEC and are incorporated by reference as exhibits hereto.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

10.1	Amendment No. 1 to the Credit Agreement, dated as of June 9, 2026, among McKesson Medical-Surgical Top Holdings Inc., a Florida corporation, the Subsidiary Guarantors party hereto, JPMorgan Chase Bank, N.A., as administrative agent and the undersigned Amendment No. 1 Term B Lenders.	8-K	1-13252	10.1	June 12, 2026

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	__

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
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

MCKESSON CORPORATION

Date:	August 5, 2026	/s/ Kenny K. Cheung
Kenny K. Cheung
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	August 5, 2026	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller