Form 10-Q
period 2026-09-30
MCKESSON CORP
filed 2026-11-04
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 115,456,664 shares of the issuer’s common stock were outstanding as of October 30, 2026.

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$110,957	$103,150	$216,337	$200,977
Cost of sales	(107,001)	(99,608)	(208,696)	(194,156)
Gross profit	3,956	3,542	7,641	6,821
Selling, distribution, general, and administrative expenses	(2,269)	(2,074)	(4,533)	(4,270)
Claims and litigation charges, net	2	2	36	2
Restructuring, impairment, and related charges, net	(85)	(63)	(221)	(110)
Total operating expenses	(2,352)	(2,135)	(4,718)	(4,378)
Operating income	1,604	1,407	2,923	2,443
Other income, net	63	62	129	126
Interest expense	(105)	(74)	(182)	(123)
Income before income taxes	1,562	1,395	2,870	2,446
Income tax expense	(266)	(232)	(542)	(452)
Net income	1,296	1,163	2,328	1,994
Net income attributable to noncontrolling interests	(78)	(53)	(496)	(100)
Net income attributable to McKesson Corporation	$1,218	$1,110	$1,832	$1,894

Earnings per common share attributable to McKesson Corporation
Diluted	$10.44	$8.92	$15.53	$15.16
Basic	$10.47	$8.95	$15.59	$15.22

Weighted-average common shares outstanding
Diluted	116.7	124.4	117.9	124.9
Basic	116.3	124.0	117.5	124.5

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,296	$1,163	$2,328	$1,994

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(20)	(5)	(29)	16
Unrealized gains (loss) on cash flow and other hedges	1	(5)	6	9
Changes in retirement-related benefit plans	—	—	—	(1)
Other comprehensive income (loss), net of tax	(19)	(10)	(23)	24

Comprehensive income	1,277	1,153	2,305	2,018
Comprehensive income attributable to noncontrolling interests	(78)	(53)	(496)	(100)
Comprehensive income attributable to McKesson Corporation	$1,199	$1,100	$1,809	$1,918

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2026	March 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$6,528	$3,975
Receivables, net	30,806	27,985
Inventories, net	28,217	24,207
Prepaid expenses and other	1,134	1,043
Total current assets	66,685	57,210
Property, plant, and equipment, net	2,665	2,668
Operating lease right-of-use assets	1,937	2,058
Goodwill	11,272	11,316
Intangible assets, net	3,942	4,079
Other non-current assets	5,822	4,992
Total assets	$92,323	$82,323

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND DEFICIT
Current liabilities
Drafts and accounts payable	$67,761	$59,973
Current portion of long-term debt	794	1,267
Current portion of operating lease liabilities	286	287
Other accrued liabilities	5,555	5,490
Total current liabilities	74,396	67,017
Long-term debt	8,414	5,259
Long-term deferred tax liabilities	1,457	1,330
Long-term operating lease liabilities	1,667	1,801
Long-term litigation liabilities	4,563	5,091
Other non-current liabilities	2,842	2,659
Redeemable noncontrolling interests	2,563	943
McKesson Corporation stockholders’ deficit
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, 280 shares issued at September 30, 2026 and March 31, 2026	3	3
Additional paid-in capital	8,907	8,284
Retained earnings	23,916	22,291
Accumulated other comprehensive loss	(768)	(745)
Treasury shares, at cost, 165 and 160 shares at September 30, 2026 and March 31, 2026, respectively	(36,012)	(32,005)
Total McKesson Corporation stockholders’ deficit	(3,954)	(2,172)
Noncontrolling interests	375	395
Total deficit	(3,579)	(1,777)
Total liabilities, redeemable noncontrolling interests, and deficit	$92,323	$82,323
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2026	280	$3	$8,588	$22,808	$(749)	(164)	$(34,890)	$376	$(3,864)
Issuance of shares under employee plans, net of forfeitures	—	—	33	—	—	—	(1)	—	32
Share-based compensation	—	—	58	—	—	—	—	—	58
Repurchase of common stock	—	—	215	—	—	(1)	(1,120)	—	(905)
Net income	—	—	—	1,218	—	—	—	46	1,264
Other comprehensive loss	—	—	—	—	(19)	—	—	—	(19)
Cash dividends declared, $0.94 per common share	—	—	—	(110)	—	—	—	—	(110)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Adjustment to fair value of redeemable noncontrolling interests	—	—	14	—	—	—	—	—	14
Other	—	—	(1)	—	—	—	(1)	(8)	(10)
Balance, September 30, 2026	280	$3	$8,907	$23,916	$(768)	(165)	$(36,012)	$375	$(3,579)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, June 30, 2025	280	$3	$8,449	$18,616	$(898)	(155)	$(28,137)	$379	$(1,588)
Issuance of shares under employee plans, net of forfeitures	—	—	28	—	—	—	(1)	—	27
Share-based compensation	—	—	68	—	—	—	—	—	68
Repurchase of common stock	—	—	—	—	—	(1)	(817)	—	(817)
Net income	—	—	—	1,110	—	—	—	48	1,158
Other comprehensive loss	—	—	—	—	(10)	—	—	—	(10)
Cash dividends declared, $0.82 per common share	—	—	—	(103)	—	—	—	—	(103)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Adjustment to fair value of redeemable noncontrolling interests	—	—	(47)	—	—	—	—	—	(47)
Other	—	—	1	(1)	—	—	—	1	1
Balance, September 30, 2025	280	$3	$8,499	$19,622	$(908)	(156)	$(28,955)	$384	$(1,355)
See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2026	280	$3	$8,284	$22,291	$(745)	(160)	$(32,005)	$395	$(1,777)
Issuance of shares under employee plans, net of forfeitures	—	—	56	—	—	—	(103)	—	(47)
Share-based compensation	—	—	125	—	—	—	—	—	125
Repurchase of common stock	—	—	429	—	—	(5)	(3,903)	—	(3,474)
Net income	—	—	—	1,832	—	—	—	81	1,913
Other comprehensive loss	—	—	—	—	(23)	—	—	—	(23)
Cash dividends declared, $1.76 per common share	—	—	—	(206)	—	—	—	—	(206)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(91)	(91)
Adjustment to fair value of redeemable noncontrolling interests	—	—	13	—	—	—	—	—	13
Other	—	—	—	(1)	—	—	(1)	(10)	(12)
Balance, September 30, 2026	280	$3	$8,907	$23,916	$(768)	(165)	$(36,012)	$375	$(3,579)

	Six Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury		Noncontrolling Interests	Total Deficit
	Shares	Amount				Common Shares	Amount
Balance, March 31, 2025	279	$3	$8,373	$17,921	$(932)	(154)	$(27,439)	$380	$(1,694)
Issuance of shares under employee plans, net of forfeitures	1	—	50	—	—	—	(107)	—	(57)
Share-based compensation	—	—	123	—	—	—	—	—	123
Repurchase of common stock	—	—	—	—	—	(2)	(1,409)	—	(1,409)
Net income	—	—	—	1,894	—	—	—	95	1,989
Other comprehensive income	—	—	—	—	24	—	—	—	24
Cash dividends declared, $1.53 per common share	—	—	—	(192)	—	—	—	—	(192)
Payments to noncontrolling interests	—	—	—	—	—	—	—	(91)	(91)
Adjustment to fair value of redeemable noncontrolling interests	—	—	(47)	—	—	—	—	—	(47)
Other	—	—	—	(1)	—	—	—	—	(1)
Balance, September 30, 2025	280	$3	$8,499	$19,622	$(908)	(156)	$(28,955)	$384	$(1,355)
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$2,328	$1,994
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	139	124
Amortization	253	221
Asset impairment charges	46	4
Deferred taxes	18	(41)
Credits associated with last-in, first-out inventory method	(5)	(18)
Non-cash operating lease expense	152	140
Gain from sales of businesses and investments	(24)	(85)
Provision for bad debts	83	232
Other non-cash items	145	169
Changes in assets and liabilities:
Receivables	(2,850)	(2,296)
Inventories	(4,032)	(3,199)
Drafts and accounts payable	7,797	5,170
Operating lease liabilities	(148)	(152)
Taxes	(478)	121
Litigation liabilities	(529)	(657)
Other	(45)	(225)
Net cash provided by operating activities	2,850	1,502

INVESTING ACTIVITIES
Payments for property, plant, and equipment	(177)	(217)
Capitalized software expenditures	(98)	(168)
Acquisitions, net of cash, cash equivalents, and restricted cash acquired	(23)	(3,389)
Proceeds from sales of businesses and investments, net	29	133
Other	(75)	53
Net cash used in investing activities	(344)	(3,588)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	2,275
Repayments of short-term borrowings	—	(2,275)
Proceeds from issuances of long-term debt	3,215	1,990
Repayments of long-term debt	(505)	(2)
Common stock transactions:
Issuances	56	50
Share repurchases	(3,424)	(1,399)
Dividends paid	(198)	(179)
Sale of noncontrolling interest in Medical-Surgical Solutions, net	1,238	—
Other	(324)	(245)
Net cash provided by financing activities	58	215
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13)	24
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,551	(1,847)
Cash, cash equivalents, and restricted cash at beginning of period	4,068	5,956
Cash, cash equivalents, and restricted cash at end of period	6,619	4,109
Less: Restricted cash at end of period included in Prepaid expenses and other	(91)	(105)
Cash and cash equivalents at end of period	$6,528	$4,004
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.    Significant Accounting Policies
Nature of Operations: McKesson Corporation together with its subsidiaries (collectively, the “Company” or “McKesson”) is a diversified healthcare services leader dedicated to advancing health outcomes for patients everywhere. McKesson partners with biopharma companies, care providers, pharmacies, manufacturers, governments, and others to deliver insights, products, and services to help make quality care more accessible and affordable. The Company reports its financial results in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. The Company’s former Norwegian operations were included in Other until its divestiture on January 30, 2026. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. Refer to Financial Note 13, “Segments of Business,” for additional information.
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
The results of operations for the six months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be anticipated for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies, and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, previously filed with the SEC on May 8, 2026 (the “2026 Annual Report”).

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 clarifies areas of the current hedge accounting guidance and addresses new hedge accounting related to global reference-rate reform. ASU 2025-09 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its disclosures.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Other
In early November, the Company completed the following transactions:
•the acquisition of Precision Medicine Group, LLC (“Precision Medicine”), a global provider of clinical research and biopharma commercialization services, for cash of approximately $2.25 billion (subject to customary post-closing adjustments).
•the acquisition of a controlling interest in Spectrum Vision Partners (“Spectrum Vision”), a provider of ophthalmology and retina management services, for approximately $525 million (subject to customary post- closing adjustments).
The operating results of these businesses will be reported within the Oncology & Multispecialty segment beginning on the acquisition date in the third quarter of fiscal 2027. The acquisitions will be accounted for as business combinations and the analyses to assign fair values to the assets acquired, liabilities assumed, and noncontrolling interest in Spectrum Vision is currently underway.
For the periods presented, the Company also completed immaterial acquisitions and divestitures within its reportable segments. Financial results for the Company’s business acquisitions have been included in its condensed consolidated financial statements as of their respective acquisition dates.
3.    Restructuring, Impairment, and Related Charges, Net
FY 2027 restructuring initiatives
During the first quarter of fiscal 2027, the Company approved multi-year initiatives within Corporate to further optimize its operating model and align certain enterprise support functions with its long-term strategic priorities. These initiatives include organizational changes, process enhancements, and the implementation of automation solutions designed to improve efficiency and productivity. The Company anticipates total charges of approximately $230 million to $310 million, consisting primarily of severance and employee-related costs and exit-related costs. For the three and six months ended September 30, 2026, the Company recorded immaterial charges. These programs are expected to be substantially complete by the end of fiscal 2028.
FY 2026 restructuring initiatives
During the fourth quarter of fiscal 2026, the Company approved an initiative within its Prescription Technology Solutions segment to increase operational efficiencies and cost optimization efforts, with the intent of aligning with the Company’s long-term strategy. The initiative includes headcount reductions, the exit or downsizing of certain facilities, and other costs. The Company anticipates total charges between $200 million and $250 million, consisting primarily of employee severance and other employee-related costs, and facility, exit and other-related costs, including long-lived asset impairments. Of this amount, $99 million of charges were recorded as of September 30, 2026. This program is anticipated to be substantially complete by the end of fiscal 2029. For the three and six months ended September 30, 2026, the Company recorded charges of $18 million and $79 million, respectively, which includes asset impairments, severance and other employee-related costs.
FY 2025 restructuring initiatives
During fiscal 2025, the Company approved enterprise-wide initiatives to modernize and accelerate the technology service operating model which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. The Company anticipates total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. Of this amount, $562 million of charges were recorded as of September 30, 2026. These programs are anticipated to be substantially complete in fiscal 2028. For the three months ended September 30, 2026 and 2025, the Company recorded charges of $49 million and $52 million, respectively, and $94 million and $90 million, respectively, for the six months ended September 30, 2026 and 2025 related to these initiatives. These charges primarily include facility exit and other related costs as well as severance and other employee-related costs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company recorded total restructuring, impairment, and related charges, net of $85 million and $63 million for the three months ended September 30, 2026 and 2025, respectively, and $221 million and $110 million for the six months ended September 30, 2026 and 2025, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.
Restructuring, impairment, and related charges, net for the three months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30, 2026
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions (1)	Medical-Surgical Solutions (1)	Corporate (1)	Total
Severance and employee-related costs, net	$—	$14	$9	$—	$23
Exit and other-related costs (2)	1	4	5	53	63
Asset impairments and accelerated depreciation	—	—	—	(1)	(1)
Total	$1	$18	$14	$52	$85
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

	Three Months Ended September 30, 2025
(In millions)	North American Pharmaceutical (1)	Medical-Surgical Solutions (1)	Corporate (1)	Total
Severance and employee-related costs, net	$4	$5	$—	$9
Exit and other-related costs (2)	1	14	37	52
Asset impairments and accelerated depreciation	1	—	1	2
Total	$6	$19	$38	$63
(1)Includes costs related to operational efficiencies and cost optimization efforts to support the Company’s North American Pharmaceutical segment, Medical-Surgical Solutions segment, and Corporate activities.
(2)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
Restructuring, impairment, and related charges, net for the six months ended September 30, 2026 and 2025 consisted of the following:

	Six Months Ended September 30, 2026
(In millions)	North American Pharmaceutical (1)	Prescription Technology Solutions (1)	Medical-Surgical Solutions (1)	Corporate (1)	Total
Severance and employee-related costs, net	$—	$25	$23	$7	$55
Exit and other-related costs (2)	2	14	14	90	120
Asset impairments and accelerated depreciation	1	40	—	5	46
Total	$3	$79	$37	$102	$221
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Six Months Ended September 30, 2025
(In millions)	North American Pharmaceutical (1)	Medical-Surgical Solutions (1)	Corporate (1)	Total
Severance and employee-related costs, net	$4	$10	$(1)	$13
Exit and other-related costs (2)	2	26	65	93
Asset impairments and accelerated depreciation	1	—	3	4
Total	$7	$36	$67	$110
(1)Includes costs related to operational efficiencies and cost optimization efforts to support the Company’s North American Pharmaceutical segment, Medical-Surgical Solutions segment, and Corporate activities.
(2)Exit and other-related costs consist of accruals for costs to be incurred without future economic benefits, project consulting fees, and other exit costs expensed as incurred.
The following table summarizes the activity related to the liabilities associated with the Company’s restructuring initiatives for the six months ended September 30, 2026:

(In millions)	North American Pharmaceutical	Prescription Technology Solutions	Medical-Surgical Solutions	Corporate	Total
Balance, March 31, 2026 (1)	$18	$3	$10	$13	$44
Restructuring, impairment, and related charges, net	3	79	37	102	221
Non-cash charges	(1)	(40)	—	(5)	(46)
Cash payments	(5)	(4)	(41)	(97)	(147)
Other	(1)	—	—	2	1
Balance, September 30, 2026 (2)	$14	$38	$6	$15	$73
(1)As of March 31, 2026, the total reserve balance was $44 million, of which $30 million was recorded within “Other accrued liabilities” and $14 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
(2)As of September 30, 2026, the total reserve balance was $73 million, of which $43 million was recorded within “Other accrued liabilities” and $30 million was recorded within “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
4.    Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Income tax expense	$266	$232	$542	$452
Reported income tax rate	17.0%	16.6%	18.9%	18.5%
Fluctuations in the Company’s reported income tax rates were primarily due to changes in the mix of earnings among various taxing jurisdictions and discrete items recognized in the quarters.
During the three months ended September 30, 2026 and 2025, the Company recognized a net discrete tax benefit of $105 million and $119 million, respectively, related to the release of a valuation allowance in a foreign jurisdiction based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and has determined that there is sufficient positive evidence to conclude that it is more likely than not that these additional deferred tax assets will be realized and reduced the valuation allowance accordingly.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. As of September 30, 2026, the Company had $1.6 billion of unrecognized tax benefits, of which $1.5 billion would reduce income tax expense and the effective tax rate if recognized.
5.    Redeemable Noncontrolling Interests and Noncontrolling Interests
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests.
On June 1, 2026, the Company completed a transaction under which Apollo Funds acquired an approximately 13% minority ownership interest in the Company’s Medical‑Surgical Solutions business through an investment of approximately $1.25 billion in the business’s convertible preferred equity. The 13% minority interest is classified as a redeemable noncontrolling interest.
During the three months ended September 30, 2025, the Company recognized redeemable noncontrolling interests of $25 million related to its acquisition of PRISM Vision and $700 million related to its acquisition of Core Ventures. The Company utilized a Monte Carlo simulation model for its periodic valuation of the redeemable noncontrolling interests for both acquisitions.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
The components of the changes in noncontrolling interests and redeemable noncontrolling interests for the six months ended September 30, 2026 and 2025 were as follows:

	Fiscal 2027		Fiscal 2026
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31	$395	$943	$380	$—
Net income attributable to noncontrolling interests (1)	35	9	47	—
Adjustment to redemption value (2)	—	374	—	—
Adjustment to fair value (3)	—	1	—	—
Sale of noncontrolling interest in Medical-Surgical Solutions, net	—	1,238	—	—
Payments to noncontrolling interests	(52)	—	(47)	—
Acquisition of PRISM Vision	—	—	—	25
Acquisition of Core Ventures	—	—	—	700
Other	(2)	(2)	(1)	—
Balance, June 30	$376	$2,563	$379	$725
Net income attributable to noncontrolling interests (1)	46	15	48	5
Adjustment to redemption value (2)	—	17	—	—
Adjustment to fair value (3)	—	(14)	—	47
Payments to noncontrolling interests	(39)	(17)	(44)	—
Other	(8)	(1)	1	—
Balance, September 30	$375	$2,563	$384	$777
(1)Includes allocation of net income attributable to noncontrolling interests and redeemable noncontrolling interests during each respective period.
(2)Includes redemption value adjustments of $(11) million and $28 million related to the Medical-Surgical Solutions business and Core Ventures, respectively, for the three months ended September 30, 2026, and $282 million and $109 million related to the Medical-Surgical Solutions business and Core Ventures, respectively, for the six months ended September 30, 2026.
(3)Primarily includes a redeemable noncontrolling interests fair value adjustment for Core Ventures.

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
The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator
Net income	$1,296	$1,163	$2,328	$1,994
Net income attributable to noncontrolling interests	(61)	(53)	(105)	(100)
Adjustment to redemption value in net income attributable to noncontrolling interests	(17)	—	(391)	—
Net income attributable to McKesson Corporation	$1,218	$1,110	$1,832	$1,894

Denominator
Weighted-average common shares outstanding:
Basic	116.3	124.0	117.5	124.5
Effect of dilutive securities:
Restricted stock units (1)	0.4	0.4	0.4	0.4
Diluted	116.7	124.4	117.9	124.9

Earnings per common share attributable to McKesson Corporation: (2)
Diluted	$10.44	$8.92	$15.53	$15.16
Basic	$10.47	$8.95	$15.59	$15.22
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
Changes in the carrying amount of goodwill were as follows:

(In millions)	North American Pharmaceutical	Oncology & Multispecialty	Prescription Technology Solutions	Medical-Surgical Solutions	Total
Balance, March 31, 2026	$2,781	$3,963	$2,065	$2,507	$11,316
Goodwill acquired	—	14	—	—	14
Disposals	—	(5)	—	—	(5)
Foreign currency translation adjustments, net	(30)	—	—	—	(30)
Other adjustments (1)	—	(23)	—	—	(23)
Balance, September 30, 2026	$2,751	$3,949	$2,065	$2,507	$11,272
(1)Reflects acquisition-related goodwill adjustments.
Intangible Assets
Information regarding intangible assets was as follows:

	September 30, 2026				March 31, 2026
(Dollars in millions)	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$1,476	$(761)	$715	$1,477	$(717)	$760
Service agreements	23	3,177	(832)	2,345	3,249	(833)	2,416
Trademarks and trade names	19	573	(300)	273	576	(293)	283
Provider networks	20	393	(24)	369	383	(15)	368
Technology	8	317	(170)	147	317	(160)	157
Other	21	127	(34)	93	127	(32)	95
Total		$6,063	$(2,121)	$3,942	$6,129	$(2,050)	$4,079
All intangible assets were subject to amortization as of September 30, 2026 and March 31, 2026. Amortization expense of intangible assets was $71 million and $80 million for the three months ended September 30, 2026 and 2025, respectively, and $145 million and $130 million for the six months ended September 30, 2026 and 2025, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Estimated amortization expense of the assets listed in the table above is as follows:

(In millions)	Estimated Amortization Expense
Fiscal 2027 (from October 1, 2026 to March 31, 2027)	$142
Fiscal 2028	279
Fiscal 2029	275
Fiscal 2030	273
Fiscal 2031	264
Thereafter	2,709

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8.    Debt and Financing Activities
Long-term debt consisted of the following:

(In millions)	September 30, 2026	March 31, 2026
U.S. Dollar notes (1) (2)
1.30% Notes due August 15, 2026	—	500
7.65% Debentures due March 1, 2027	150	150
3.95% Notes due February 16, 2028	343	343
4.90% Notes due July 15, 2028	400	400
4.75% Notes due May 30, 2029	196	196
4.25% Notes due September 15, 2029	500	500
4.65% Notes due May 30, 2030	650	650
4.95% Notes due May 30, 2032	650	650
5.10% Notes due July 15, 2033	597	597
5.25% Notes due May 30, 2035	699	699
6.00% Notes due March 1, 2041	218	218
4.88% Notes due March 15, 2044	255	255
U.S. Dollar Medical-Surgical Solutions term loans (3)
4.98% Term Loan A-2 due April 1, 2028	250	—
4.98% Term Loan A-1 due April 1, 2031	745	—
6.32% Term Loan B due June 9, 2032	2,239	—
Foreign currency notes (1) (4)
1.63% Euro Notes due October 30, 2026	566	578
3.13% Sterling Notes due February 17, 2029	597	595

Lease and other obligations	153	195
Total debt	9,208	6,526
Less: Current portion	794	1,267
Total long-term debt	$8,414	$5,259
(1)These notes are unsecured and unsubordinated obligations of the Company.
(2)Interest on these U.S. dollar notes is payable semi-annually.
(3)Interest on these U.S. dollar Medical-Surgical Solutions term loans is payable quarterly.
(4)Interest on these foreign currency notes is payable annually.
Long-Term Debt
The Company’s long-term debt includes both U.S. dollar and foreign currency-denominated borrowings. At September 30, 2026 and March 31, 2026, $9.2 billion and $6.5 billion, respectively, of total debt was outstanding, of which $794 million and $1.3 billion, respectively, was included under the caption “Current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
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
Borrowings under the Term Loan A Facilities bear interest at Adjusted Term SOFR (as defined in the MMS Credit Agreement) plus a margin ranging from 1.25% to 1.625%, determined based on the Company's leverage ratio and public credit ratings. As of September 30, 2026, borrowings under the Term Loan A Facilities were subject to interest at Adjusted Term SOFR plus 1.25%. Borrowings under the Revolving Credit Facility bear interest at either a benchmark rate or base rate plus applicable margins, which initially are 1.25% and 0.25%, respectively, and thereafter vary based on leverage ratios and public credit ratings. The Revolving Credit Facility also requires payment of a commitment fee ranging from 0.175% to 0.225%.
Total proceeds received from the issuance of the Term Loan A Facilities, net of discounts and debt offering expenses, were $993 million. The net proceeds from the Term Loan A Facilities were used by MMS Borrower for a payment of principal on an intercompany loan with the Company. MMS Borrower had no borrowings under the Revolving Credit Facility during the six months ended September 30, 2026.
Term Loan B
On June 9, 2026, MMS Borrower and certain of its subsidiaries amended the MMS Credit Agreement (as so amended, the “Amended MMS Credit Agreement”) to establish a $2.25 billion senior secured term loan B facility due 2032 (the “Term Loan B Facility”). The amendment did not otherwise materially modify the terms of the existing credit agreement.
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
At September 30, 2026, MMS Borrower was in compliance with all debt covenants under the Amended MMS Credit Agreement.
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
There were no borrowings under any of the facilities during the six months ended September 30, 2026 and 2025, and no amounts were outstanding at September 30, 2026 and March 31, 2026. At September 30, 2026, the Company was in compliance with all covenants under the 2026 Credit Facility.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Retirements and Redemptions
The Company’s $500 million of 1.30% Notes matured on August 15, 2026. The notes were repaid using cash on hand.
In October 2026, the Company’s €500 million of 1.625% Notes matured and were repaid using cash on hand.
Commercial Paper
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company could issue up to $5.0 billion in outstanding commercial paper notes. During the six months ended September 30, 2026, the Company had no borrowings under the program. During the six months ended September 30, 2025, the Company borrowed and repaid $2.3 billion under the program. At September 30, 2026 and March 31, 2026, there were no commercial paper notes outstanding.
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
Derivative Instruments
At September 30, 2026 and March 31, 2026, the notional amounts of the Company’s outstanding derivatives were as follows:

			September 30, 2026		March 31, 2026
(In millions)	Currency	Maturity Date (1)	Notional
Derivatives designated as net investment hedges: (2)
Cross-currency swaps (3)	CAD	Jul-27 to Jul-30	C$	7,500	C$	6,500

Derivatives designated as fair value hedges: (2)
Cross-currency swaps (4)	GBP	Nov-28		£450		£450
Cross-currency swaps (4)	EUR	Oct-26		€500		€500
Floating interest rate swaps (5)	USD	Aug-27 to Sep-29		$750		$750

Derivatives designated as cash flow hedges: (2)
Forward-starting interest rate swap locks (6)	USD	Mar-32 to Mar-37		$200		$—
(1)The maturity date reflected is for outstanding derivatives as of September 30, 2026.
(2)There was no ineffectiveness in these hedges for the three and six months ended September 30, 2026 and 2025.
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
(6)Represents forward-starting interest rate swap locks to hedge forecasted interest payments on an anticipated debt issuance.
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
In July 2026, the Company terminated C$6.5 billion of cross-currency swaps designated as net investment hedges with original maturity dates of December 2026 to March 2027. Further, the Company entered into cross-currency swaps designated as net investment hedges with a total notional amount of C$7.5 billion to hedge portions of the Company’s net investments denominated in Canadian dollars against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps will mature in July 2027 through July 2030.
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
In July 2026, the Company’s €500 million cross-currency fixed-to-fixed interest rate swaps matured and the Company executed new cross-currency swaps with similar terms and a maturity date of October 2026, to continue to mitigate the currency exchange fluctuations on its foreign currency-denominated notes.
Cash Flow Hedges
The Company uses forward contracts to hedge the variability of future benchmark interest rates on any planned bond issuances and to offset the potential income statement effects from obligations denominated in non-functional currencies. The effective portion of changes in the fair value of these hedges is recorded in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in fair values representing hedge ineffectiveness are recognized in current earnings. There were no gains or losses reclassified from accumulated other comprehensive loss and recorded within “Selling, distribution, general, and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025.
In September 2026, the Company entered into $200 million of forward-starting interest rate swap locks to hedge interest payments on an anticipated debt issuance.
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
Other Information on Derivative Instruments
Gains (losses) from derivatives included in other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as net investment hedges:
Cross-currency swaps	$(9)	$98	$72	$(135)

Derivatives designated as cash flow and other hedges:
Cross-currency swaps (1)	$(2)	$(5)	$5	$—
Interest rate swap locks, Foreign currency forwards, and Other	—	(2)	—	12
Forward-starting interest rate swap locks	3	—	3	—
(1)Includes other comprehensive income (loss) related to the excluded component of certain fair value hedges.
Information regarding the fair value of derivatives on a gross basis were as follows:

	Balance Sheet Caption	September 30, 2026			March 31, 2026
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting:
Cross-currency swaps (current)	Prepaid expenses and other/Other accrued liabilities	$4	$19	$1,875	$76	$160	$5,008
Cross-currency swaps (non-current)	Other non-current assets/liabilities	54	69	4,445	40	—	542
Interest rate swaps (current)	Other accrued liabilities	—	4	340	—	—	—
Interest rate swaps (non-current)	Other non-current liabilities	—	18	410	—	12	750
Forward-starting interest rate swaps (non-current)	Other non-current assets	3	—	200	—	—	—
Total		$61	$110		$116	$172
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and cash equivalents at September 30, 2026 and March 31, 2026 included the Company’s investments in money market funds of $1.6 billion and $843 million, respectively, which are reported at fair value. The fair value of money market funds was determined using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of the Company’s cross-currency swaps and interest rate swaps were determined using observable inputs from available market information, including quoted interest rates, foreign currency exchange rates, and other observable inputs from available market information. These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 9, “Hedging Activities,” for fair values and other information on the Company’s derivatives.
The Company holds investments in equity and debt securities of U.S. growth stage companies that address both current and emerging business challenges in the healthcare industry and which had a carrying value of $280 million and $227 million at September 30, 2026 and March 31, 2026, respectively. These investments primarily consist of equity securities without readily determinable fair values and are included within “Other non-current assets” in the Condensed Consolidated Balance Sheets. The net realized and unrealized gains and losses were immaterial for the three and six months ended September 30, 2026 and 2025.

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
There were no other material assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2026 and March 31, 2026.
Other Fair Value Disclosures
At September 30, 2026 and March 31, 2026, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, and other current assets and liabilities approximated their estimated fair values because of the short-term maturity of these financial instruments.
The Company determines the fair value of commercial paper using quoted prices in active markets for identical instruments, which are considered Level 1 inputs under the fair value measurements and disclosure guidance.
The Company’s long-term debt is recorded at amortized cost. The carrying value and fair value of the Company’s long-term debt was as follows:

	September 30, 2026		March 31, 2026
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$9,208	$9,116	$6,526	$6,549
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
11.    Commitments and Contingent Liabilities
In addition to commitments and obligations incurred in the ordinary course of business, the Company is subject to a variety of claims and legal proceedings, including claims from customers and vendors, pending and potential legal actions for damages, governmental investigations, and other matters. The Company and its affiliates are parties to the legal claims and proceedings described below and in Financial Note 17 to the Company’s 2026 Annual Report and Financial Note 11 to the Company’s Quarterly Report on Form 10-Q filing for the period ended June 30, 2026, which disclosure is incorporated in this footnote by this reference. The Company is vigorously defending itself against those claims and in those proceedings. Those matters, including commitments related to them and significant developments, are described below. If the Company is unsuccessful in defending, or if it determines to settle, any of these matters, it may be required to pay substantial sums, be subject to injunction and/or be forced to change how it operates its business, which could have a material adverse impact on its financial position or results of operations.
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
The district attorneys of the City of Philadelphia, Pennsylvania, and Allegheny County, Pennsylvania, did not participate in the Settlement and sought to bring separate claims against the Company, notwithstanding the settlement with the state of Pennsylvania and its attorney general. On January 26, 2024, the Commonwealth Court of Pennsylvania ruled that the Pennsylvania attorney general had settled and fully released the claims brought by those district attorneys under Pennsylvania’s Unfair Trade Practices and Consumer Protection Law. The district attorneys have appealed that decision to the Supreme Court of Pennsylvania. An accrual for the remaining governmental subdivision claims is reflected in the total estimated liability for opioid-related claims in a manner consistent with how Settlement amounts were allocated to Settling Governmental Entities.
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
With respect to the acute care hospitals, the Company reached a settlement of $149 million with a nationwide class, which the Company paid into escrow on November 27, 2024. With respect to the third-party payors, the Company reached a settlement of $114 million with a nationwide class, which the Company paid into escrow on February 12, 2025. The remaining escrow payments were presented as restricted cash within “Prepaid expenses and other” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2026.
The Company’s estimated accrued liability for the above-described opioid-related claims of U.S. governmental entities, including Native American tribes, and certain non-governmental plaintiffs, including a settlement with certain third-party payors and a nationwide class of acute care hospitals, was as follows:

(In millions)	September 30, 2026	March 31, 2026
Current litigation liabilities (1)	$600	$601
Long-term litigation liabilities	4,563	5,091
Total litigation liabilities	$5,163	$5,692
(1)These amounts, recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheets, are the amounts estimated to be paid within the next twelve months following each respective period end date.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
During the three and six months ended September 30, 2026, the Company made payments totaling $496 million associated with the Settlement and the separate settlement agreements for opioid-related claims of participating states, subdivisions, and Native American tribes discussed above.
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
Other Litigation and Claims
On October 17, 2024, the Company was served with a qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator alleging that, from 2010 through at least 2012, the Company submitted false certifications to the government in support of Horizon Clinicals, an electronic health record product. United States ex rel. James Thompson v. McKesson Corporation, No. 16-CV-2891. The United States has declined to intervene in the case. The complaint seeks relief under the False Claims Act including damages, treble damages, civil penalties, attorney fees, and costs of suit. On September 30, 2026, the district court granted the Company’s motion to dismiss the complaint in its entirety.
Since September 2026, the Company has been served with multiple putative class action complaints filed in the United States District Court for the Northern District of Texas, the first of which is O’Connor v. McKesson Corporation, Civil Action No. 3:26-cv-02929-L. The complaints allege a failure to properly secure and safeguard consumer protected health information and personally identifiable information following a cybersecurity incident and alleged data exfiltration by cybercriminals. The complaints seek relief including injunctive relief, damages, interest, attorney fees, and costs of suit.
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
Antitrust Settlements
During the second quarter of fiscal 2027, the Company received net proceeds of $50 million related to its share of antitrust settlements. The lawsuits were filed against drug manufacturers alleging that the manufacturers, by themselves or in concert with others, took improper anticompetitive actions with respect to the sale of their drugs. The Company was not a named party to the litigation but was a member of the representative classes of those who purchased directly from the pharmaceutical manufacturers. The Company recognized a gain within "Cost of sales" in the Condensed Consolidated Statement of Operations in the second quarter of fiscal 2027 related to the settlements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
12.    Stockholders’ Deficit
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
Excise taxes of $10 million and $8 million were accrued for shares repurchased during the three months ended September 30, 2026 and 2025, respectively. Excise taxes of $35 million and $10 million were accrued for shares repurchased during the six months ended September 30, 2026 and 2025, respectively. On July 30, 2026, the Company made a payment of $40 million for fiscal 2026 excise taxes previously accrued. As of September 30, 2026 and March 31, 2026, the amount accrued for excise taxes was $35 million and $40 million within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheets, respectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the six months ended September 30, 2026 and 2025 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2026			$2,719
April 2026 Board Authorization (4)			5,000
Share Repurchase March 2026 ASR (5)	0.7	$820.04	—
Share Repurchase May 2026 ASR (6)	2.7	$810.17	(2,250)
Q1 Shares repurchased - Open market	0.4	$762.40	(294)
Q2 Shares repurchased - Open market (7)	1.0	$861.20	(895)
Balance at September 30, 2026			$4,280
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share excludes $35 million of excise taxes for the six months ended September 30, 2026.
(4)On April 29, 2026, the Board of Directors approved the Company to repurchase up to an additional $5.0 billion of the Company’s common stock.
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
(6)In May 2026, the Company entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of the Company’s common stock. The total number of shares repurchased under this ASR program was 2.7 million shares at an average price per share of $810.17. The Company received 2.5 million shares as the initial share settlement during the first quarter of fiscal 2027 and, in September 2026, the Company received an additional 0.2 million shares upon the completion of this ASR program.
(7)Of the total dollar value, $15 million was accrued within “Other accrued liabilities” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2026 for share repurchases that were executed in late September 2026 and settled in early October 2026.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Loss
Information regarding changes in accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains on Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2026	$(777)	$2	$10	$16	$(749)
Other comprehensive income (loss) before reclassifications	(15)	(7)	1	—	(21)
Amounts reclassified to earnings and other	2	—	—	—	2
Other comprehensive income (loss)	(13)	(7)	1	—	(19)
Balance, September 30, 2026	$(790)	$(5)	$11	$16	$(768)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the three months ended September 30, 2026 include losses of $(9) million related to net investment hedges from cross-currency swaps, which are net of income tax benefit of $2 million.
(3)Amounts recorded for the three months ended September 30, 2026 include net gains of $1 million from gains from forward-starting interest rate swap locks, partially offset by losses from cross-currency swaps.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains on Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2025	$(796)	$(125)	$10	$13	$(898)
Other comprehensive income (loss)	(77)	72	(5)	—	(10)
Balance, September 30, 2025	$(873)	$(53)	$5	$13	$(908)
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Information regarding changes in accumulated other comprehensive loss, including noncontrolling interests, by components for the six months ended September 30, 2026 and 2025 was as follows:

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains on Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2026	$(708)	$(58)	$5	$16	$(745)
Other comprehensive income (loss) before reclassifications	(84)	53	6	—	(25)
Amounts reclassified to earnings and other	2	—	—	—	2
Other comprehensive income (loss)	(82)	53	6	—	(23)
Balance, September 30, 2026	$(790)	$(5)	$11	$16	$(768)
(1)Primarily results from the conversion of non-U.S. dollar financial statements of the Company’s operations in Canada into the Company’s reporting currency, U.S. dollars.
(2)Amounts recorded for the six months ended September 30, 2026 include gains of $72 million related to net investment hedges from cross-currency swaps, which are net of income tax expense of $(19) million.
(3)Amounts recorded for the six months ended September 30, 2026 include gains of $3 million from forward-starting interest rate swap locks and net gains of $5 million from cross-currency swaps, net of income tax expense of $(2) million.

	Foreign Currency Translation Adjustments
(In millions)	Foreign Currency Translation Adjustments, Net of Tax (1)	Unrealized Gains (Losses) on Net Investment Hedges, Net of Tax (2)	Unrealized Gains (Losses) on Cash Flow and Other Hedges, Net of Tax (3)	Unrealized Gains (Losses) on Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2025	$(989)	$47	$(4)	$14	$(932)
Other comprehensive income (loss)	116	(100)	9	(1)	24
Balance, September 30, 2025	$(873)	$(53)	$5	$13	$(908)
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13.    Segments of Business
The Company reports its financial results in four reportable segments: North American Pharmaceutical, Oncology & Multispecialty, Prescription Technology Solutions, and Medical-Surgical Solutions. The Company’s former Norwegian operations were included in Other until its divestiture on January 30, 2026. The organizational structure also includes Corporate, which consists of income and expenses associated with administrative functions and projects, and the results of certain investments. This segment structure reflects how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and assesses performance. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company evaluates the performance of its reportable segments on a number of measures, including revenues and operating profit before interest expense and income taxes.
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
The Medical-Surgical Solutions segment is a leading provider of medical-surgical supplies, laboratory equipment and pharmaceutical distribution, logistics, and other services to non-acute settings in the U.S. These include healthcare providers operating in ambulatory care environments, such as physician offices, surgery centers, and hospital reference labs, as well as extended care settings, including nursing homes, hospice and home health care agencies, government facilities and online marketplaces and retailers. This segment offers national brand medical-surgical products as well as its own line of more than 4,000 high-quality products through a network of distribution centers in the U.S. During fiscal 2026, the Company announced its intention to separate this segment into an independent company. As a part of the separation strategy, on June 1, 2026, the Company completed a transaction under which Apollo Funds acquired an approximately 13% minority ownership interest in the Company’s Medical‑Surgical Solutions business through an investment of approximately $1.25 billion in the business’s convertible preferred equity. The Company recognized a redeemable noncontrolling interest associated with the divested portion of the Medical‑Surgical Solutions segment. McKesson retains operating control and majority ownership of Medical-Surgical Solutions and continues to consolidate this segment into its consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Financial information relating to the Company’s reportable segments and reconciliations to the consolidated totals was as follows:

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2026	2025	2026	2025
Segment revenues (1)
North American Pharmaceutical	$91,360	$86,481	$178,133	$169,210
Oncology & Multispecialty	14,980	12,044	29,202	22,702
Prescription Technology Solutions	1,520	1,376	3,086	2,810
Medical-Surgical Solutions	3,097	2,947	5,916	5,648
Other	—	302	—	607
Total revenues	$110,957	$103,150	$216,337	$200,977

Other segment expense, net (2)
North American Pharmaceutical (3)	$90,273	$85,629	$176,143	$167,764
Oncology & Multispecialty (4)	14,628	11,712	28,525	22,158
Prescription Technology Solutions (5)	1,245	1,132	2,585	2,313
Medical-Surgical Solutions (6)	2,933	2,727	5,630	5,207
Other	—	274	—	566
Total other segment expense, net	$109,079	$101,474	$212,883	$198,008

Segment operating profit
North American Pharmaceutical	$1,087	$852	$1,990	$1,446
Oncology & Multispecialty	352	332	677	544
Prescription Technology Solutions	275	244	501	497
Medical-Surgical Solutions	164	220	286	441
Other	—	28	—	41
Subtotal	1,878	1,676	3,454	2,969
Corporate expenses, net (7)	(211)	(207)	(402)	(400)
Interest expense	(105)	(74)	(182)	(123)
Income before income taxes	$1,562	$1,395	$2,870	$2,446

Segment depreciation and amortization (8)
North American Pharmaceutical	$41	$32	$80	$64
Oncology & Multispecialty	62	71	128	113
Prescription Technology Solutions	20	20	39	41
Medical-Surgical Solutions	27	23	53	45
Other	—	1	—	4
Corporate	47	41	92	78
Total segment depreciation and amortization	$197	$188	$392	$345

Segment expenditures for long-lived assets (9)
North American Pharmaceutical	$61	$74	$125	$135
Oncology & Multispecialty	16	23	34	47
Prescription Technology Solutions	2	—	2	1
Medical-Surgical Solutions	16	32	43	57
Other	—	4	—	5
Corporate	28	63	71	140
Total segment expenditures for long-lived assets	$123	$196	$275	$385

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
(1)Revenues from services on a disaggregated basis represent less than 1% of the North American Pharmaceutical segment’s total revenues, approximately 7% of the Oncology & Multispecialty segment’s total revenues, approximately 40% of the Prescription Technology Solutions segment’s total revenues, and less than 1% of the Medical-Surgical Solutions segment’s total revenues. The Company’s Norwegian operations were included in Other.
(2)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for the Company’s reportable segments.
(3)The Company’s North American Pharmaceutical other segment expense, net includes the following:
•related to the bankruptcy of the Company’s customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”), the Company recorded a provision for bad debts of $189 million during the six months ended September 30, 2025. This was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations; and
•cash receipts for the Company’s share of antitrust legal settlements were $50 million for the three months ended September 30, 2026, and $56 million and $8 million for the six months ended September 30, 2026 and 2025, respectively.
(4)The Company’s Oncology & Multispecialty other segment expense, net includes the following:
•a net gain of $51 million for the three and six months ended September 30, 2025 related to the sale of an investment and market decisions, which was recorded within “Selling, distribution, general, and administrative expenses” in the Company’s Condensed Consolidated Statement of Operations.
(5)The Company’s Prescription Technology Solutions other segment expense, net includes the following:
•restructuring charges of $18 million and $79 million for the three and six months ended September 30, 2026, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net.”
(6)The Company’s Medical-Surgical Solutions other segment expense, net includes the following:
•net charges of $42 million and $87 million for the three and six months ended September 30, 2026, respectively, related to our planned separation of the Medical-Surgical Solutions business.
(7)Corporate expenses, net include the following:
•restructuring charges of $52 million and $38 million for the three months ended September 30, 2026 and 2025, respectively, and $102 million and $67 million for the six months ended September 30, 2026 and 2025, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net;”
•a credit of $36 million for the six months ended September 30, 2026 related to the estimated liability for opioid related claims, as discussed in Financial Note 11, “Commitments and Contingent Liabilities;” and
•charges of $4 million and $27 million for the three and six months ended September 30, 2026, respectively, related to the planned separation of the Medical-Surgical Solutions business.
(8)Amounts primarily consist of amortization of acquired intangible assets purchased in connection with business acquisitions and capitalized software for internal use as well as depreciation and amortization of property, plant, and equipment, net.
(9)Long-lived assets consist of property, plant, and equipment, net and capitalized software.
Long-lived assets by geographic area were as follows:

(In millions)	September 30, 2026	March 31, 2026
Long-lived assets
United States	$3,162	$3,177
Foreign	269	255
Total long-lived assets	$3,431	$3,432

Table of Contents	MD&A Index
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
Business Acquisitions and Divestitures
On October 5, 2026, we entered into a definitive agreement to acquire a 49% minority interest in Option Care Health, Inc. (“Option Care Health”), an independent provider of home and alternate site infusion services, for estimated cash consideration of approximately $1.4 billion. Under the agreement, Clayton, Dubilier & Rice, LLC (“CD&R”) will hold a majority interest of 51% in Option Care Health. The transaction is currently expected to close in the first half of calendar year 2027, subject to customary closing conditions, regulatory approvals, and Option Care Health shareholder approval. Upon completion of the transaction, Option Care Health will be accounted for as an equity method investment. The agreement includes a framework to acquire additional ownership interest from CD&R in future periods, subject to specified conditions and regulatory approvals.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

In early November, we completed the following transactions:
•the acquisition of Precision Medicine Group, LLC (“Precision Medicine”), a global provider of clinical research and biopharma commercialization services, for cash of approximately $2.25 billion (subject to customary post-closing adjustments).
•the acquisition of a controlling interest in Spectrum Vision Partners (“Spectrum Vision”), a provider of ophthalmology and retina management services, for approximately $525 million (subject to customary post- closing adjustments).
The operating results of these businesses will be reported within the Oncology & Multispecialty segment beginning on the acquisition date in the third quarter of fiscal 2027. The acquisitions will be accounted for as business combinations and the analyses to assign fair values to the assets acquired, liabilities assumed, and noncontrolling interest in Spectrum Vision is currently underway. Refer to Financial Note 2, “Business Acquisitions and Divestitures,” to the consolidated financial statements included in this Quarterly Report for additional information regarding these transactions.
Executive Summary:
The following summary provides highlights and key factors that impacted our business, operating results, financial condition, and liquidity for the three and six months ended September 30, 2026, as well as other material developments:
•For the three months ended September 30, 2026 compared to the prior year, revenues increased by 8%, gross profit increased by 12%, total operating expenses increased by 10%, and other income, net increased by 2%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•For the six months ended September 30, 2026 compared to the prior year, revenues increased by 8%, gross profit increased by 12%, total operating expenses increased by 8%, and other income, net increased by 2%. Refer to the “Overview of Consolidated Results” section below for an analysis of these changes;
•Diluted earnings per common share attributable to McKesson Corporation increased to $10.44 from $8.92 for the three months ended September 30, 2026 and increased to $15.53 from $15.16 for the six months ended September 30, 2026 compared to the respective prior year periods;
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
•As a part of our intention to separate our Medical-Surgical Solutions business into an independent company, on June 1, 2026, Apollo Funds invested approximately $1.25 billion for convertible preferred equity of our Medical-Surgical Solutions business to acquire an approximately 13% interest in the business;
•On April 29, 2026, our Board of Directors (the “Board”) approved the Company to repurchase up to an additional $5.0 billion of common stock;
•During the six months ended September 30, 2026, we returned $3.6 billion of cash to shareholders through $3.4 billion of common stock repurchases and $198 million of dividend payments. The total remaining authorization outstanding for repurchases of the Company’s common stock at September 30, 2026 was $4.3 billion; and
•On July 21, 2026, the Board raised our quarterly dividend from $0.82 to $0.94 per share of common stock.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Trends and Uncertainties:
Government Policies
As described in “Item 1. Government Regulation” and “Item 1A - Risk Factors” in Part I of our 2026 Annual Report, our industry is highly regulated and is subject to risks and uncertainty caused by the volume and speed of changes to regulatory policies. Changes in regulatory posture and law may result in significant changes in healthcare policy, drug pricing including developments in the federal 340B program, government funding of healthcare costs, or other matters affecting our operations and participants throughout the pharmaceutical supply chain. The scope, timing and ultimate effects of these developments are difficult to predict.
Additional information regarding the factors affecting our results is included in "Results Of Operations" within the consolidated discussion of Revenues.
RESULTS OF OPERATIONS
Overview of Consolidated Results:

(Dollars in millions, except per share data)	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Change		2026	2025	Change
Revenues	$110,957	$103,150	8%		$216,337	$200,977	8%
Gross profit	3,956	3,542	12		7,641	6,821	12
Gross profit margin	3.57%	3.43%	14	bp	3.53%	3.39%	14	bp
Total operating expenses	$(2,352)	$(2,135)	10%		$(4,718)	$(4,378)	8%
Total operating expenses as a percentage of revenues	2.12%	2.07%	5	bp	2.18%	2.18%	—	bp
Other income, net	$63	$62	2%		$129	$126	2%
Interest expense	(105)	(74)	42		(182)	(123)	48
Income before income taxes	1,562	1,395	12		2,870	2,446	17
Income tax expense	(266)	(232)	15		(542)	(452)	20
Reported income tax rate	17.0%	16.6%	40	bp	18.9%	18.5%	40	bp
Net income	1,296	1,163	11		2,328	1,994	17
Net income attributable to noncontrolling interests	(78)	(53)	47		(496)	(100)	396
Net income attributable to McKesson Corporation	$1,218	$1,110	10%		$1,832	$1,894	(3)%

Diluted earnings per common share attributable to McKesson Corporation	$10.44	$8.92	17%		$15.53	$15.16	2%

Weighted-average diluted common shares outstanding	116.7	124.4	(6)%		117.9	124.9	(6)%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Revenues
Revenues increased for the three and six months ended September 30, 2026 compared to the same prior year periods, primarily due to market growth in our North American Pharmaceutical segment, including higher volumes from institutional healthcare providers and retail national account customers. Market growth includes growing drug utilization, for example the GLP-1 class of medications, and newly launched products, partially offset by branded pharmaceutical price decreases and branded to generic drug conversion. Revenues for the three and six months ended September 30, 2026 was also favorably impacted by growth in our Oncology & Multispecialty segment primarily due to higher specialty pharmaceutical sales.
Revenues are also impacted by changes in wholesale acquisition cost, including from inflation or deflation, which depend on manufacturer actions, competitive factors, and other developments. Refer to the “Trends and Uncertainties” section above for additional information regarding impacts on revenues.
Gross Profit
Gross profit increased for the three months ended September 30, 2026 compared to the same prior year period primarily due to growth in our North American Pharmaceutical segment, including higher volumes from institutional healthcare providers and retail national account customers, and growth in our Oncology & Multispecialty segment, driven by growth of specialty pharmaceuticals and the addition of providers in practice management.
Gross profit increased for the six months ended September 30, 2026 compared to the same prior year period primarily due to growth in our North American Pharmaceutical segment, including higher volumes from retail national account customers and institutional healthcare providers, and growth in our Oncology & Multispecialty segment, driven by growth of specialty pharmaceuticals and the addition of providers in practice management.
We recognized gains of $50 million for the three months ended September 30, 2026, and $56 million and $8 million for the six months ended September 30, 2026 and 2025, respectively, related to our share of antitrust legal settlements. We recognized these amounts within "Cost of sales" in the Condensed Consolidated Statements of Operations within our North American Pharmaceutical segment.
Total Operating Expenses
A summary of the components of our total operating expenses for the three and six months ended September 30, 2026 and 2025 is as follows:
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

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2026	2025	Change		2026	2025	Change
Selling, distribution, general, and administrative expenses	$2,269	$2,074	9%		$4,533	$4,270	6%
Claims and litigation charges, net	(2)	(2)	—		(36)	(2)	—
Restructuring, impairment, and related charges, net	85	63	35		221	110	101
Total operating expenses	$2,352	$2,135	10%		$4,718	$4,378	8%
Percent of revenues	2.12%	2.07%	5	bp	2.18%	2.18%	—	bp
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
For the three and six months ended September 30, 2026, total operating expenses increased and total operating expenses as a percentage of revenues increased and was flat, respectively, compared to the same prior year periods. Total operating expenses were impacted by the following significant items:
•SDG&A for the three and six months ended September 30, 2026 increased due to increased operating expenses to support higher volumes and includes net charges of $46 million and $114 million, respectively, related to our planned separation of the Medical-Surgical Solutions business;
•SDG&A for the six months ended September 30, 2025 includes a provision for bad debts of $189 million related to the bankruptcy of our customer Rite Aid Corporation (including certain of its subsidiaries, “Rite Aid”);
•Claims and litigation charges, net primarily consists of a credit of $36 million for the six months ended September 30, 2026 related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report; and
•Restructuring, impairment, and related charges, net were $85 million and $63 million for the three months ended September 30, 2026 and 2025, respectively, and $221 million and $110 million for the six months ended September 30, 2026 and 2025, respectively, as discussed below under “Restructuring Initiatives”.
Goodwill Impairment
We evaluate goodwill for impairment on an annual basis in the first fiscal quarter, and at an interim date if indicators of potential impairment exist. The annual impairment testing performed in fiscal 2027 and fiscal 2026 did not indicate any impairment of goodwill, and no goodwill impairment charges were recorded during the three and six months ended September 30, 2026 and 2025. However, other risks, expenses, and future developments, such as government actions, increased regulatory uncertainty, and material changes in key market assumptions, limit our ability to estimate projected cash flows, which could adversely affect the fair value of various reporting units in future periods.
For additional disclosure of our policy regarding goodwill, refer to the “Critical Accounting Estimates” section within Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2026 Annual Report.
Restructuring Initiatives
We recorded restructuring, impairment, and related charges of $85 million and $63 million for the three months ended September 30, 2026 and 2025, respectively, and $221 million and $110 million for the six months ended September 30, 2026 and 2025, respectively. These charges were included in “Restructuring, impairment, and related charges, net” in the Condensed Consolidated Statements of Operations.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
During the first quarter of fiscal 2027, we approved multi-year initiatives within Corporate to further optimize our operating model and align certain enterprise support functions with our long-term strategic priorities. These initiatives include organizational changes, process enhancements, and the implementation of automation solutions designed to improve efficiency and productivity. We anticipate total charges of approximately $230 million to $310 million, consisting primarily of severance and employee-related costs and exit-related costs. We recorded immaterial charges associated with these initiatives during the three and six months ended September 30, 2026. These programs are expected to be substantially complete by the end of fiscal 2028.
During the fourth quarter of fiscal 2026, we approved an initiative within our Prescription Technology Solutions segment to increase operational efficiencies and cost optimization efforts, with the intent of aligning with our long-term strategy. This initiative includes headcount reductions, the exit or downsizing of certain facilities, and other costs. We anticipate total charges between $200 million and $250 million, consisting primarily of employee severance and other employee-related costs, and facility, exit and other-related costs, including long-lived asset impairments. We recorded charges of $18 million and $79 million for the three and six months ended September 30, 2026, respectively, associated with this initiative. These charges primarily include asset impairments as well as severance and other employee-related costs. This program is anticipated to be substantially complete by the end of fiscal 2029.
During the second quarter of fiscal 2025, we approved enterprise-wide initiatives to modernize and accelerate our technology service operating model, which were intended to improve business continuity, compliance, operating efficiency and advance investments to streamline the organization. These initiatives include cost reduction efforts and support other rationalization efforts within Corporate, and the Medical-Surgical Solutions and North American Pharmaceutical segments to help realize long-term sustainable growth. We anticipate total charges related to these initiatives of $650 million to $700 million, consisting primarily of employee severance and other employee-related costs as well as facility, exit, and other related costs, including long-lived asset impairments. We recorded charges of $49 million and $52 million for the three months ended September 30, 2026 and 2025, respectively, and charges of $94 million and $90 million for the six months ended September 30, 2026 and 2025, respectively, related to these initiatives, which primarily includes facility, exit and other related costs as well as severance and other employee-related costs. These programs are anticipated to be substantially complete in fiscal 2028.
Refer to Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for further information on our restructuring initiatives.
Other Income, Net
Other income, net was flat for the three and six months ended September 30, 2026 compared to the same prior year periods.
Interest Expense
Interest expense increased for the three and six months ended September 30, 2026 compared to the same prior year periods due to interest from increased average balances of the Company’s loan portfolio in fiscal 2027, primarily driven by the MMS Credit Agreement. Interest expense may fluctuate based on timing, amounts, and interest rates of term debt repaid and new term debt issued, as well as amounts incurred associated with financing fees. Refer to Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Income Tax Expense
For the three months ended September 30, 2026 and 2025, we recorded income tax expense of $266 million and $232 million, respectively. For the six months ended September 30, 2026 and 2025, we recorded income tax expense of $542 million and $452 million, respectively. Our income tax rates were 17.0% and 16.6% for the three months ended September 30, 2026 and 2025, respectively, and 18.9% and 18.5% for the six months ended September 30, 2026 and 2025, respectively. Fluctuations in our reported income tax rates are primarily due to changes in our business mix of earnings among various taxing jurisdictions and discrete tax items recognized in the quarters. Refer to Financial Note 4, “Income Taxes,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended September 30, 2026 and 2025 primarily represents the proportionate results of third-party equity interests in ClarusONE Sourcing Services LLP, Vantage Oncology Holdings, LLC, and SCRI Oncology, LLC.
Noncontrolling interests with redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests, primarily related to our acquisitions of Core Ventures and PRISM Vision and sale of an approximately 13% noncontrolling interest in our Medical-Surgical Solutions business. On a quarterly basis, we determine the redemption value of the redeemable noncontrolling interests, which resulted in an adjustment to redemption value for the redeemable noncontrolling interests for the three and six months ended September 30, 2026 recorded within “Net income attributable to noncontrolling interests”.
Refer to Financial Note 5, “Redeemable Noncontrolling Interests and Noncontrolling Interests,” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on changes to our redeemable noncontrolling interests and noncontrolling interests during the first half of fiscal 2027.
The increase in net income attributable to noncontrolling interests was primarily driven by higher volumes in our ClarusONE joint venture and contributions from Core Ventures. Net income attributable to noncontrolling interests was also impacted by a charge of $28 million for Core Ventures and a credit of $11 million for Medical-Surgical Solutions for the three months ended September 30, 2026 and charges of $282 million for Medical-Surgical Solutions and $109 million for Core Ventures for the six months ended September 30, 2026 to remeasure the respective redeemable noncontrolling interests to redemption value.
Net Income Attributable to McKesson Corporation
Net income attributable to McKesson Corporation was $1.2 billion and $1.1 billion for the three months ended September 30, 2026 and 2025, respectively, and $1.8 billion and $1.9 billion for the six months ended September 30, 2026 and 2025, respectively. Diluted earnings per common share attributable to McKesson Corporation was $10.44 and $8.92 for the three months ended September 30, 2026 and 2025, respectively, and $15.53 and $15.16 for the six months ended September 30, 2026 and 2025, respectively. Our diluted earnings per share includes the cumulative effects of share repurchases during each period.
Weighted-Average Diluted Common Shares Outstanding
Diluted earnings per common share was calculated based on a weighted-average number of shares outstanding of 116.7 million and 124.4 million for the three months ended September 30, 2026 and 2025, respectively, and 117.9 million and 124.9 million for the six months ended September 30, 2026 and 2025, respectively. Weighted-average diluted shares outstanding for the six months ended September 30, 2026 decreased from the same prior year period primarily due to the cumulative effect of share repurchases, as discussed in the “Share Repurchases” section of this Financial Review.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Overview of Segment Results:
Segment Revenues:

	Three Months Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Segment revenues
North American Pharmaceutical	$91,360	$86,481	6%	$178,133	$169,210	5%
Oncology & Multispecialty	14,980	12,044	24	29,202	22,702	29
Prescription Technology Solutions	1,520	1,376	10	3,086	2,810	10
Medical-Surgical Solutions	3,097	2,947	5	5,916	5,648	5
Other	—	302	(100)	—	607	(100)
Total revenues	$110,957	$103,150	8%	$216,337	$200,977	8%
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
North American Pharmaceutical
Three Months Ended September 30, 2026 vs. 2025
North American Pharmaceutical revenues for the three months ended September 30, 2026 increased $4.9 billion or 6% compared to the same prior year period. Within the segment, sales in the U.S. increased $4.6 billion primarily due to higher volumes from institutional healthcare providers and retail national account customers partially offset by branded pharmaceutical price decreases and branded to generic drug conversions.
Six Months Ended September 30, 2026 vs. 2025
North American Pharmaceutical revenues for the six months ended September 30, 2026 increased $8.9 billion or 5% compared to the same prior year period. Within the segment, sales in the U.S. increased $8.4 billion primarily due to higher volumes from institutional healthcare providers and retail national account customers partially offset by branded pharmaceutical price decreases and branded to generic drug conversions.
Oncology & Multispecialty
Three Months Ended September 30, 2026 vs. 2025
Oncology & Multispecialty revenues for the three months ended September 30, 2026 increased $2.9 billion or 24% compared to the same prior year period primarily driven by higher specialty pharmaceutical sales in provider solutions.
Six Months Ended September 30, 2026 vs. 2025
Oncology & Multispecialty revenues for the six months ended September 30, 2026 increased $6.5 billion or 29% compared to the same prior year period primarily driven by higher specialty pharmaceutical sales in provider solutions.
Prescription Technology Solutions
Three Months Ended September 30, 2026 vs. 2025
Prescription Technology Solutions revenues for the three months ended September 30, 2026 increased $144 million or 10% compared to the same prior year period primarily due to increased volumes from third-party logistics.
Six Months Ended September 30, 2026 vs. 2025
Prescription Technology Solutions revenues for the six months ended September 30, 2026 increased $276 million or 10% compared to the same prior year period primarily due to increased volumes from third-party logistics.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Medical-Surgical Solutions
Three Months Ended September 30, 2026 vs. 2025
Medical-Surgical Solutions revenues for the three months ended September 30, 2026 increased $150 million or 5% compared to the same prior year period. Within the segment, sales to extended care customers increased $91 million and sales to ambulatory care customers increased $49 million driven by underlying business growth.
Six Months Ended September 30, 2026 vs. 2025
Medical-Surgical Solutions revenues for the six months ended September 30, 2026 increased $268 million or 5% compared to the same prior year period. Within the segment, sales to extended care customers increased $170 million and sales to ambulatory care customers increased $84 million driven by underlying business growth.

Other Segment Expense, Segment Operating Profit and Corporate Expenses, Net:

	Three Months Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2026	2025	Change		2026	2025	Change
Other segment expense, net (1)
North American Pharmaceutical (2)	$90,273	$85,629	5%		$176,143	$167,764	5%
Oncology & Multispecialty (3)	14,628	11,712	25		28,525	22,158	29
Prescription Technology Solutions (4)	1,245	1,132	10		2,585	2,313	12
Medical-Surgical Solutions (5)	2,933	2,727	8		5,630	5,207	8
Other	—	274	(100)		—	566	(100)
Total other segment expense, net	$109,079	$101,474	7%		$212,883	$198,008	8%

Segment operating profit
North American Pharmaceutical	$1,087	$852	28%		$1,990	$1,446	38%
Oncology & Multispecialty	352	332	6		677	544	24
Prescription Technology Solutions	275	244	13		501	497	1
Medical-Surgical Solutions	164	220	(25)		286	441	(35)
Other	—	28	(100)		—	41	(100)
Subtotal	1,878	1,676	12		3,454	2,969	16
Corporate expenses, net (6)	(211)	(207)	2		(402)	(400)	1
Interest expense	(105)	(74)	42		(182)	(123)	48
Income before income taxes	$1,562	$1,395	12%		$2,870	$2,446	17%

Segment operating profit margin
North American Pharmaceutical	1.19%	0.99%	20	bp	1.12%	0.85%	27	bp
Oncology & Multispecialty	2.35	2.76	(41)		2.32	2.40	(8)
Prescription Technology Solutions	18.09	17.73	36		16.23	17.69	(146)
Medical-Surgical Solutions	5.30	7.47	(217)		4.83	7.81	(298)
Other	—	9.27	(927)		—	6.75	(675)
Any percentage changes displayed above which are not meaningful are displayed as zero percent.
bp - basis point
(1)Other segment expense, net includes cost of sales, total operating expenses, as well as other income, net, for our reportable segments.
(2)Other segment expense, net for our North American Pharmaceutical segment includes the following:

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
•related to the bankruptcy of our customer Rite Aid, we recorded a provision for bad debts of $189 million during the six months ended September 30, 2025;
•cash receipts for our share of antitrust legal settlements were $50 million for the three months ended September 30, 2026, and $56 million and $8 million for the six months ended September 30, 2026 and 2025, respectively;
(3)Other segment expense, net for our Oncology & Multispecialty segment includes the following:
•a net gain of $51 million for the three and six months ended September 30, 2025 related to the sale of an investment and market decisions;
(4)Other segment expense, net for our Prescription Technology Solutions segment includes the following:
•charges of $18 million and $79 million for the three and six months ended September 30, 2026, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
(5)Other segment expense, net for our Medical-Surgical Solutions segment includes the following:
•net charges of $42 million and $87 million for the three and six months ended September 30, 2026, respectively, related to our planned separation of the Medical-Surgical Solutions business;
(6)Corporate expenses, net includes the following:
•charges of $52 million and $38 million for the three months ended September 30, 2026 and 2025, respectively, and charges of $102 million and $67 million for the six months ended September 30, 2026 and 2025, respectively, for restructuring initiatives as discussed in Financial Note 3, “Restructuring, Impairment, and Related Charges, Net,” to the accompanying condensed consolidated financial statements included in this Quarterly Report;
•a credit of $36 million for the six months ended September 30, 2026 related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements; and
•net charges of $4 million and $27 million for the three and six months ended September 30, 2026, respectively, related to our planned separation of the Medical-Surgical Solutions business.
North American Pharmaceutical
Three Months Ended September 30, 2026 vs. 2025
Operating profit for this segment increased for the three months ended September 30, 2026 compared to the same prior year period largely due to higher pharmaceutical distribution volumes across the segment and an increase from net cash proceeds received representing our share of antitrust legal settlements, partially offset by higher operating expenses to support volume growth.
Six Months Ended September 30, 2026 vs. 2025
Operating profit for this segment increased for the six months ended September 30, 2026 compared to the same prior year period largely due to higher pharmaceutical distribution volumes across the segment, the prior year impact from the Rite Aid bankruptcy charge and an increase from net cash proceeds received representing our share of antitrust legal settlements, partially offset by higher operating expenses to support volume growth.
Oncology & Multispecialty
Three Months Ended September 30, 2026 vs. 2025
Operating profit for this segment increased for the three months ended September 30, 2026 compared to the same prior year period primarily due to growth in specialty pharmaceuticals partially offset by an increase in operating expenses to support higher volumes and a prior year net gain of $51 million related to the sale of an investment and market decisions.
Six Months Ended September 30, 2026 vs. 2025
Operating profit for this segment increased for the six months ended September 30, 2026 compared to the same prior year period primarily due to growth in specialty pharmaceuticals, including contributions from business acquisitions completed in the prior year, partially offset by an increase in operating expenses to support higher volumes and a prior year net gain of $51 million related to the sale of an investment and market decisions.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Prescription Technology Solutions
Three Months Ended September 30, 2026 vs. 2025
Operating profit for this segment increased for the three months ended September 30, 2026 compared to the same prior year period driven by increased demand for access solutions partially offset by an increase in operating expenses to support higher volumes.
Six Months Ended September 30, 2026 vs. 2025
Operating profit for this segment increased for the six months ended September 30, 2026 compared to the same prior year period driven by increased demand for access solutions partially offset by higher restructuring charges and an increase in operating expenses to support higher volumes.
Medical-Surgical Solutions
Three Months Ended September 30, 2026 vs. 2025
Operating profit for this segment decreased for the three months ended September 30, 2026 compared to the same prior year period primarily due to $42 million of charges related to our planned separation of the Medical-Surgical Solutions business and a decline in the contribution from our ambulatory care business, partially offset by an increase in the contribution from our extended care business.
Six Months Ended September 30, 2026 vs. 2025
Operating profit for this segment decreased for the six months ended September 30, 2026 compared to the same prior year period primarily due to $87 million of charges related to our planned separation of the Medical-Surgical Solutions business, a decline in the contribution from our ambulatory care business, and an increase in operating expenses to support higher volumes partially offset by an increase in the contribution from our extended care business.
Corporate Expenses, Net
Three Months Ended September 30, 2026 vs. 2025
Corporate expenses, net slightly increased for the three months ended September 30, 2026 compared to the same prior year period primarily due to higher restructuring charges, partially offset by lower operating expenses.
Six Months Ended September 30, 2026 vs. 2025
Corporate expenses, net slightly increased for the six months ended September 30, 2026 compared to the same prior year period primarily due to higher restructuring charges and $27 million of charges related to our planned separation of the Medical-Surgical Solutions segment partially offset by a $36 million credit related to our estimated liability for opioid-related claims as discussed in more detail in Financial Note 11, “Commitments and Contingent Liabilities,” and lower operating expenses.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We expect our available cash generated from operations and our short-term investment portfolio, together with our existing sources of liquidity from our credit facilities, commercial paper program, and other borrowings will be sufficient to fund our short-term and long-term capital expenditures, working capital, and other cash requirements. We remain adequately capitalized, including access to liquidity from our $5 billion revolving credit facility. At September 30, 2026, we were in compliance with all debt covenants, and believe we have the ability to continue to meet our debt covenants in the future.
The following table summarizes the net change in cash, cash equivalents, and restricted cash for the periods shown:

	Six Months Ended September 30,
(Dollars in millions)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$2,850	$1,502	$1,348
Investing activities	(344)	(3,588)	3,244
Financing activities	58	215	(157)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13)	24	(37)
Net change in cash, cash equivalents, and restricted cash	$2,551	$(1,847)	$4,398
Operating Activities
Operating activities provided cash of $2.9 billion and $1.5 billion during the six months ended September 30, 2026 and 2025, respectively. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts, and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements, and vendor payment terms.
For the six months ended September 30, 2026, net cash provided by operating activities increased by $1.3 billion compared to the same prior year period. This increase was primarily due to the following:
•the Company’s net income increased by $334 million and was impacted by higher net non-cash items of $61 million, compared to the same prior year period driven by factors discussed in more detail in the “Overview of Consolidated Results” section of this Financial Review;
•an increase in cash of $2.6 billion related to accounts payable as a result of customary vendor payment scheduling and timing related to the day of the week on which the period ends partially offset by a decrease in cash of $833 million due to higher inventory requirements during the period compared to the prior year and timing related to the day of the week on which the period ends;
•a decrease in net cash of $554 million related to accounts receivable is primarily due to the timing of collections in the current period partially offset by timing related to the day of the week on which the period ends; and
•a decrease in cash driven by higher income tax payments of $630 million in the first half of fiscal 2027 compared to the prior year.
Investing Activities
Investing activities used cash of $344 million and $3.6 billion during the six months ended September 30, 2026 and 2025, respectively. Investing activities includes $3.4 billion of net cash payments for acquisitions, including $2.5 billion and $871 million for the acquisitions of the interests in Core Ventures and PRISM Vision, respectively, during the six months ended September 30, 2025 as discussed in further detail in Financial Note 2, “Business Acquisitions and Divestitures,” to the accompanying condensed consolidated financial statements in this Quarterly Report. Investing activities for the six months ended September 30, 2026 and 2025 includes $275 million and $385 million, respectively, in capital expenditures for property, plant, and equipment and capitalized software.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financing Activities
Financing activities provided cash of $58 million and of $215 million during the six months ended September 30, 2026 and 2025, respectively, which includes $3.4 billion and $1.4 billion of cash paid for share repurchases, respectively, as well as $198 million and $179 million of cash paid for dividends, respectively.
During the six months ended September 30, 2026, certain of our subsidiaries within the Medical-Surgical Solutions segment entered into the MMS Credit Agreement for: a $750 million principal senior secured term loan due in 2031, a $250 million principal senior secured term loan due in 2028; and a $2.25 billion senior secured term loan due 2032 for total proceeds received, net of discounts and debt offering expenses, of $3.2 billion. The net proceeds were used for a payment of principal on an intercompany loan as discussed in further detail in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements in this Quarterly Report.
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
On August 15, 2026, $500 million of 1.30% Notes matured and were repaid using cash on hand.
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
Excise taxes of $10 million and $8 million were accrued for shares repurchased during the three months ended September 30, 2026 and 2025, respectively. Excise taxes of $35 million and $10 million were accrued for shares repurchased during the six months ended September 30, 2026 and 2025, respectively. On July 30, 2026, we made a payment of $40 million for fiscal 2026 excise taxes previously accrued. As of September 30, 2026 and March 31, 2026, the amount accrued for excise taxes was $35 million and $40 million within “Other accrued liabilities” in our Condensed Consolidated Balance Sheets, respectively.

Table of Contents	MD&A Index
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Information regarding share repurchase activity for the six months ended September 30, 2026 and 2025 was as follows:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance at March 31, 2026			$2,719
April 2026 Board Authorization (4)			5,000
Share Repurchase March 2026 ASR (5)	0.7	$820.04	—
Share Repurchase May 2026 ASR (6)	2.7	$810.17	(2,250)
Q1 Shares repurchased - Open market	0.4	$762.40	(294)
Q2 Shares repurchased - Open market (7)	1.0	$861.20	(895)
Balance at September 30, 2026			$4,280
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The number of shares purchased reflects rounding adjustments.
(3)The average price paid per share excludes $35 million of excise taxes for the six months ended September 30, 2026.
(4)On April 29, 2026, the Board of Directors approved the Company to repurchase up to an additional $5.0 billion of our common stock.
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
(6)In May 2026, we entered into an ASR program with a third-party financial institution to repurchase $2.3 billion of our common stock. The total number of shares repurchased under this ASR program was 2.7 million shares at an average price per share of $810.17. We received 2.5 million shares as the initial share settlement during the first quarter of fiscal 2027 and, in September 2026, we received an additional 0.2 million shares upon the completion of this ASR program.
(7)Of the total dollar value, $15 million was accrued within “Other accrued liabilities” in our Condensed Consolidated Balance Sheet as of September 30, 2026 for share repurchases that were executed in late September 2026 and settled in early October 2026.

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
McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2026	March 31, 2026
Cash, cash equivalents, and restricted cash	$6,619	$4,068
Working capital	(7,711)	(9,807)
Debt to capital ratio (1)	152.9%	128.0%
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
Our cash and cash equivalents balance as of September 30, 2026 and March 31, 2026 included approximately $2.1 billion and $1.8 billion, respectively, of cash held by our subsidiaries outside of the U.S. Our primary intent is to utilize this cash for foreign operations for an indefinite period of time. Although the majority of cash held outside the U.S. is available for repatriation, doing so could subject us to foreign withholding taxes and state income taxes. We may remit foreign earnings to the U.S. to the extent it is tax efficient to do so. We do not anticipate the tax impact from remitting these earnings to be material. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes.
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
Consolidated working capital increased at September 30, 2026 compared to March 31, 2026 primarily due to an increase in inventories, an increase in receivables, net, driven by higher sales and timing, an increase in cash and cash equivalents and a decrease in the current portion of long-term debt. These were partially offset by an increase in drafts and accounts payable from increased purchasing driven by increased sales and timing.
Our debt to capital ratio increased for the six months ended September 30, 2026 due to share repurchases and a decrease in the current portion of long-term debt offset by the issuance of new long-term debt and net income.
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
McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
Capital Resources
We fund our working capital requirements primarily with cash and cash equivalents, proceeds from short-term borrowings from our commercial paper issuances, and longer-term credit agreements and debt offerings. Funds necessary for future debt maturities, transactions, and our other cash requirements, including any future payments that may be made related to our total estimated litigation liability of $5.2 billion as of September 30, 2026 payable under the terms of various settlement agreements for opioid-related claims, are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and future borrowings. Long-term debt markets and commercial paper markets, our primary sources of capital after cash flow from operations, are open and accessible to us should we decide to access those markets. Detailed information regarding our debt and financing activities is included in Financial Note 8, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements included in this Quarterly Report.
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
CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may be identified by their use of terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “projects,” “plans,” “estimates,” “targets,” or the negative of these words or other comparable terminology. The discussion of proposed acquisition or disposition transactions, trends, uncertainties, strategy, plans, assumptions, expectations, litigation outcomes, or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in the “Risk Factors” section in Item 1A of Part I of the 2026 Annual Report and in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date the statements are made, or to reflect the occurrence of unanticipated events.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.Risk Factors.
Other than factual updates discussed in this Quarterly Report on Form 10-Q, there have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
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
Refer to Financial Note 12, “Stockholders' Deficit,” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full discussion of the Company’s share repurchases for the six months ended September 30, 2026 and 2025.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the three months ended September 30, 2026:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1, 2026 – July 31, 2026	0.3	$821.97	0.3	$4,896
August 1, 2026 – August 31, 2026	0.3	868.31	0.3	4,627
September 1, 2026 – September 30, 2026 (4)	0.6	889.80	0.6	4,280
Total	1.2		1.2
(1)This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2)The average price paid per share excludes $10 million of excise taxes incurred on share repurchases for the three months ended September 30, 2026. The remaining authorization outstanding for repurchases of common stock excludes excise taxes incurred on share repurchases through September 30, 2026.
(3)In July 2024 and April 2026, the Board authorized the Company to repurchase up to an additional $4.0 billion and $5.0 billion, respectively, of the Company’s common stock with no expiration date.
(4)Includes shares received upon the completion of the May 2026 ASR program as discussed in Financial Note 12, “Stockholders' Deficit.”
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Pre-arranged Trading Plans
On September 4, 2026, Michele Lau, our Executive Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 5,880 shares of the Company’s common stock. The duration of the trading arrangement is until September 7, 2027, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Ms. Lau represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On September 10, 2026, LeAnn Smith, our Executive Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 3,606 shares of the Company’s common stock. The duration of the trading arrangement is until September 10, 2027, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms. The trading arrangement was entered into during an open trading window period and Ms. Smith represented to us that she intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The number of shares subject to the arrangement includes shares that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of equity awards.

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

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Financial Notes.
		__	__	__	__

104†	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	__	__	__	__
†    Filed herewith.
††    Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	November 4, 2026	/s/ Kenny K. Cheung
Kenny K. Cheung
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	November 4, 2026	/s/ Napoleon B. Rutledge Jr.
Napoleon B. Rutledge Jr.
Senior Vice President and Controller